Form 10-K
period 1993-12-31
SUNGARD DATA SYSTEMS INC
filed 1994-03-28
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
(Mark One)
/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended     December 31, 1993     or
                                          -------------------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from  to

    Commission file number..............................................0-14232

                          SunGard(R) Data Systems Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                    51-0267091
 (State of incorporation)              (I.R.S. Employer Identification No.)

                 1285 Drummers Lane, Wayne, Pennsylvania 19087
          (Address of principal executive offices, including zip code)

                                 (610) 341-8700
                    (Telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes x .  No   .
                                        ---     ---

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 16, 1994 was $735,721,673.(1) There were 18,803,993 shares of the registrant's Common Stock outstanding as of March 16, 1994.

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 1994 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. /x/


(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and officers, multiplied by the last sale price for the registrant's Common Stock reported on March 16, 1994. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

                               TABLE OF CONTENTS


                                                                 Page
                                                                 ----

                                     PART I


Item 1.  Business..............................................    1
            Overview...........................................    1
            Investment Support Systems.........................    2
            Disaster Recovery Services.........................    6
            Computer Services and Other........................    8
            Product Development................................    9
            Acquisitions and Offerings.........................   10
            Competition........................................   10
            Marketing..........................................   11
            Employees..........................................   11
            Proprietary Protection.............................   11
Item 2.  Properties............................................   12
Item 3.  Legal Proceedings.....................................   13
Item 4.  Submission of Matters to a Vote of Security Holders...   13
Item 4.1 Certain Executive Officers of the Registrant..........   13

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.................................   15
Item 6.  Selected Financial Data...............................   15
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......   15
Item 8.  Financial Statements and Supplementary Data...........   15
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..............   15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant....   16
Item 11. Executive Compensation................................   16
Item 12. Security Ownership of Certain Beneficial
           Owners and Management...............................   16
Item 13. Certain Relationships and Related Transactions........   16

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.................................   17
         Signatures............................................   18
         List of Exhibits......................................   19
         Consent of Independent Accountants....................   21
         Report of Independent Accountants on Schedules........   21
         Financial Statement Schedules.........................   22

         Quarterly Financial Information (unaudited);
           Stock Information...................................   23
         Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......   24
         Report of Independent Accountants on
           Financial Statements................................   27
         Consolidated Statements of Income.....................   28
         Consolidated Balance Sheets...........................   29
         Consolidated Statements of Cash Flows.................   30
         Consolidated Statement of Stockholders' Equity........   31
         Notes to Consolidated Financial Statements............   33
         Selected Financial Information........................   40

                                   PART I

Item 1. Business

Overview

  SunGard Data Systems Inc. (the "Company") is a computer services company that specializes in proprietary investment support systems and comprehensive computer disaster recovery services. The Company believes that it is the only large specialized provider of investment support systems to the financial services industry, as well as the pioneer and a leading provider of comprehensive computer disaster recovery services. The Company's business approach is to focus on markets in which it has opportunities to develop or acquire leading products and advantageous market positions.

  The Company seeks to maximize recurring revenues by selling most of its computer services under fixed-term contracts and by emphasizing customer support and product quality in order to establish long-term relationships with customers. The Company's recurring revenues are derived primarily under contracts for remote processing services, disaster recovery services and software maintenance, which together accounted for approximately 83% of the Company's total revenues during the last three years (84% in 1993). Of the total number of the Company's remote processing and disaster recovery services contracts that were scheduled to expire during the last three years, approximately 86% were renewed or replaced with new contracts (85% in 1993). While there can be no assurance that this renewal rate will not decline, the Company believes that it will continue to renew a high percentage of these contracts. None of the Company's customers individually accounted for more than two percent of the Company's revenues in 1993.

  The Company's operations are decentralized, and its management philosophy is one of "controlled entrepreneurship." The Company's services are provided through separate business units, which are organized into five groups of related businesses, as follows:

- -------------------------------------------------------------------------------------------------------------------------
                                                                                   Disaster             Computer
                        Investment Support Systems                             Recovery Services     Services and
                                                                                                         Other
- -------------------------------------------------------------------------------------------------------------------------
    SunGard              SunGard                       SunGard                     SunGard              SunGard
Capital Markets          Financial                Trust & Shareholder              Recovery             Computer
    Group              Systems Group                 Systems Group              Services Group       Services Group
- -------------------------------------------------------------------------------------------------------------------------
 Trading and         Portfolio                Portfolio management,         Alternate site backup,   Remote
 accounting          management,              investment accounting and     testing and recovery     access
 systems for         investment               investment reporting and      services for IBM,        computer
 swaps, options,     accounting and           analysis systems for          DEC, HP, Prime,          processing,
 futures and         securities trading and   portfolio managers; trust     Stratus, Tandem and      outsourcing,
 other derivative    accounting systems       and global custody systems    Unisys computer          direct
 instruments and     for financial            for financial institutions;   installations, mobile    marketing
 securities for      institutions,            shareholder accounting        recovery services,       computer
 international       broker/dealers,          systems for mutual funds      work group recovery      services, and
 banks and other     governments,             and transfer agents;          services, recovery       automated
 financial           insurance companies      participant accounting        planning software        mailing and
 institutions.       and corporations.        systems for retirement plan   and related consulting   printing
                                              managers.                     services.                services.
- -------------------------------------------------------------------------------------------------------------------------

  Each group is directed by its own management team and has its own sales, marketing, product development, operations and customer support personnel. Overall corporate control and coordination are achieved through centralized budgeting, financial and legal reporting, cash management and strategic planning. The Company believes that this approach has facilitated more focused marketing, specialized product development, responsive customer service and highly motivated management.

  The Company is a Delaware corporation that was organized in 1982 to acquire certain computer services companies from Sun Company, Inc. The Company's principal executive offices are located at 1285 Drummers Lane, Wayne, Pennsylvania, 19087, and its telephone number is (610) 341-8700.

Investment Support Systems

  The Company designs, markets and maintains a comprehensive family of proprietary investment support systems for the financial services industry. The fundamental purpose of these systems is to automate the complex accounting calculations, record keeping and reporting associated with investment operations. The Company markets its investment support systems throughout the United States and internationally.

  The Company delivers its investment support systems primarily as remote data processing services using the Company's computer equipment and also through software licenses for use on its customers' computers. The Company provides investment support remote processing services primarily from its computer centers in Birmingham, Boston (two centers), Charlotte, Fairfield (New Jersey), London, Los Angeles, Minneapolis, Sydney and Voorhees (New Jersey) (see Properties on page 13). As of December 31, 1993, the Company had approximately 1,550 remote processing contracts in force. These contracts generally have initial terms of one to three years and then continue for successive, one-year renewal terms, although some allow the customer to terminate on relatively short notice.

  During the past three years, the Company's investment support systems business has increased significantly in both size and scope, due primarily to acquisitions (see Acquisitions and Offerings on page 10). During 1993, the Company continued consolidating its investment support products and marketing activities. This included ongoing product unification and enhancement to provide customers with access to multiple systems and data through common graphical interfaces and shared databases. The Company also continued evolving its mainframe computer systems by converting some systems to client-server technology and by developing sophisticated personal computer and workstation front-end products for others. Also during 1993, the Company continued to add multicurrency functionality to its systems and pursue opportunities to market more of its systems internationally, especially in Europe.

  Investment Accounting and Portfolio Management Systems. The Company's investment accounting and portfolio management systems maintain the books of record for all types of large investment portfolios such as those managed by banks, mutual funds, employee retirement plans and insurance companies. The primary functions of these systems are to accept investment transactions, value portfolios using transmissions of security prices received from various worldwide sources, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these products are used by investment advisers and other portfolio managers to manage large investment portfolios. These systems track investment activities such as purchases and sales, combine these activities with outside market data such as security prices and quality ratings, and provide analytical models to assist with investment strategy and management decisions.

  The following table lists the Company's principal investment accounting and portfolio management systems, the hardware systems they require, their modes of delivery to customers and their primary markets. Some of these products can process information in multiple foreign currencies.

- --------------------------------------------------------------------------------
                                                   Mode of
          System             Hardware Platform    Delivery      Primary Markets
================================================================================
INVEST ONE(R)                IBM mainframe      remote         international
                                                processing     banks, large
                                                service        bank trust
                                                and software   departments,
                                                license        mutual funds,
                                                               insurance
                           ----------------------------------  companies and
                             UNIX workstation   software       other financial
                                                license        institutions

- --------------------------------------------------------------------------------


ON-LINE/TM/                  Bull mainframe     remote         investment
                                                processing     advisers,
                                                service        broker/dealers
- -------------------------------------------------------------  and other portfolio
ON-SITE/TM/                  UNIX workstation   software       managers
                                                license
- -------------------------------------------------------------

MICROSHAW/TM/                microcomputer      software
                                                license
- --------------------------------------------------------------------------------

SERIES 2/TM/                 IBM mainframe      software       banks, thrifts,
                                                license        insurance
                           ----------------------------------  companies and
                                                               other financial
                             Prime              remote         institutions
                                                processing
                                                service
                           ----------------------------------

                             UNIX workstation   software
                                                license and
                                                remote
                                                processing
                                                service
- -------------------------------------------------------------
PMS/TM/ APS/TM/              microcomputer      software
                                                license
- --------------------------------------------------------------------------------
PRISM/TM/                    IBM mainframe      software       insurance
                                                license        companies
- --------------------------------------------------------------------------------
MONEYMAX(R)                  Prime              remote         state, county
                                                processing     and city
                                                service        government
                                                               treasurers
- --------------------------------------------------------------------------------

  During 1993, the Company completed the UNIX workstation version of INVEST ONE. The Company also developed major enhancements for INVEST ONE to account for complex securities including multicurrency options and futures and mortgage-backed securities. PRISM is a new product added during 1993 as a result of the Company's acquisition of the business of Information Systems of America, Inc. (see Acquisitions and Offerings on page 10). In 1993, ON-SITE, which provides multicurrency functionality in a UNIX workstation version, was formally introduced and sold as a system for client-server environments in two major transactions, one involving a large European company.

  Securities and Derivatives Trading and Accounting Systems. The Company's securities and derivatives trading and accounting systems are used primarily by the so-called "sell side" of the investment business. The users of these products generally are traders or dealers of securities or derivative instruments (including those trading for their own accounts) and their back-office operations. In addition to performing many investment accounting functions, the Company's securities and derivatives trading and accounting systems maintain inventories of unsold securities, process trade activities, provide risk management capabilities, and assist users in determining hedging strategies and monitoring compliance with audit limits, trading limits and government regulations. The Company's principal software products in this category are:

- --------------------------------------------------------------------------------
                                                   Mode of
          System             Hardware Platform    Delivery      Primary Markets
================================================================================

BOLT 1/TM/ & BOLT 2/TM/      IBM mainframe      remote         capital markets
                                                processing     departments of
                                                service        domestic banks,
- -------------------------------------------------------------  broker/dealers and other
GSM/TM/                      DEC VAX, UNIX      software       financial
                             workstation        license        institutions
- -------------------------------------------------------------

INTRADER(R)                  microcomputer,     software
                             UNIX workstation   license
- -------------------------------------------------------------

MONEYMARKET II(R)            DEC VAX            remote
                                                processing
                                                service and
                                                software
                                                license
- -------------------------------------------------------------

PHASE3(R) SYSTEM             Tandem             remote
                                                processing
                                                service and
                                                software
                                                license
- -------------------------------------------------------------

TRAC /TM/                    IBM mainframe      software
                                                license and
                                                remote
                                                processing
                                                service
- --------------------------------------------------------------------------------


DEVON DERIVATIVES SYSTEM     microcomputer,     software       trading rooms
SYSTEM/TM/                   UNIX               license        and capital
                             workstation, DEC                  markets
                             VAX                               departments of
- -------------------------------------------------------------  international banks and
DEVON FUTURES                microcomputer,     software       trading rooms of
SYSTEM/TM/                   UNIX               license and    other financial
                             workstation, DEC   remote         institutions
                             VAX                processing
                                                service
- -------------------------------------------------------------

DEVON SECURITIES             microcomputer,     software
SYSTEM/TM/                   UNIX workstation   license
- -------------------------------------------------------------
OPTAS(R)                     DEC VAX            software
                             workstation        license
- --------------------------------------------------------------------------------

  In 1993, the Company licensed GSM--GLOBAL SECURITIES MANAGER/TM/, a multicurrency system for client-server environments designed to be used on any platform, to several banks and continued development work on the system (see Product Development on page 9). In 1993, the Company enhanced the BOLT product line by adding an interface for the clearing of mutual funds. As a result of the acquisition of Digital Solutions, Inc., the Company acquired rights to Fi-Trac(R), consisting of on-line clearing and settlement interfaces to two major New York clearing banks (see Acquisitions and Offerings on page 10).

  The Company directly markets The Devon Derivatives, Futures and Securities Systems--all referred to as The Devon System(R)--throughout the world, except in Japan where the system is exclusively marketed by a representative that is entitled to certain percentages of the license and maintenance fees generated from sales in Japan.

  The Devon Derivatives System is comprised of one or more modules depending upon the types of derivative instruments traded. These modules include, among others, Devon Swaps/TM/ for interest rate and currency swaps, Devon Options/TM/ for interest rate caps, floors, collars and debt options, Devon Bonds/TM/ for bonds and floating rate notes, Devon FRAs/TM/ for forward rate agreements, loans and deposits, and Devon FX/TM/ for spot and forward foreign currency trades and over-the-counter foreign currency options. Several modules, including the module with newly developed Sybase SQL client-server functionality, incorporate certain software developed by third parties. The Company holds worldwide licensing rights to this software and in some cases is required to pay royalties. OPTAS provides trading and risk management of exchange-traded derivative instruments.

  In 1993, several additional products were added to the Devon Futures System product line as a result of the acquisitions of the FORTE(R) system of ICCH Financial Markets Limited and the FIRST FUTURES(R) system of Microtech Financial Systems (Europe) Limited. INTRADER is a new product added during 1993 as a result of the Company's acquisition of the business of Digital Solutions, Inc. (see Acquisitions and Offerings on page 10).

  Trust and Global Custody Systems. The Company's trust systems automate the investment operations unique to the bank trust business including cash management, management of specialized assets such as real estate and oil wells, preparation of tax returns for taxable trusts, payment of trust expenses, payment of benefits to retirees, and other customer service duties. The Company's global custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client fee statements, tax reclamation, foreign exchange, and reconciliation of depository and sub-custodian positions. The Company's principal trust and global custody systems are:


- --------------------------------------------------------------------------------
                                                    Mode of
          System             Hardware Platform     Delivery      Primary Markets
================================================================================
AUTOTRUST(R)                 IBM mainframe      remote           small and
                                                processing       medium size
                                                service          bank trust
                                                                 departments
- --------------------------------------------------------------------------------
OMNITRUST(R) ES              IBM mainframe      software         large and
                                                license and      medium size
                                                remote           bank trust
                                                processing       departments
                                                service
- --------------------------------------------------------------------------------
OMNI GS(R)                   IBM mainframe      software         large bank
                                                license and      global custody
                                                remote           departments
                                                processing
                                                service
- --------------------------------------------------------------------------------
MICROTRUST(R)                microcomputer      software         small bank
                                                license          trust
                                                                 departments
- --------------------------------------------------------------------------------

  In 1993, the Company continued selling OMNITRUST ES as a remote processing service, including a multimillion dollar sale to a major midwest bank. The Company offers specialized trust asset custody services to its AUTOTRUST customers and other banks and trust companies. These services are provided under a master contract with The Bank of New York (the "Bank"). The Bank holds the customers' trust assets, and the Company handles account record keeping and customer communications. The Company is liable to the Bank for any unpaid obligations of the Company's Custody Services customers that exceed the value of their assets held in the Bank's custody.

  In 1993, the Company introduced a new product, EXPEDITER/TM/, which facilitates the automated entry of mutual fund transactions. The first major implementation of this product was concluded with the Company entering into an arrangement with a major mutual fund company to provide automated entry services for users of AUTOTRUST.

  Shareholder Accounting Systems. The Company's shareholder accounting systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder statements. The Company's principal software products in this category are:

- --------------------------------------------------------------------------------
                                 Hardware
          System                 Platform      Mode of Delivery  Primary Markets
================================================================================
INVESTAR(R)                  IBM mainframe     remote            large mutual
                                               processing        fund managers
                                               service           and transfer
                                                                 agents
- --------------------------------------------------------------------------------
SUNSTAR(R)                   IBM mainframe     remote            large bank,
                                               processing        corporate and
                                               service and       utility stock
                                               software          and bond
                                               license           transfer agents
- --------------------------------------------------------------------------------

  In 1993, the Company signed three significant contracts with major financial institutions for SUNSTAR and signed a multimillion dollar contract for INVESTAR.

  Participant Accounting Systems. The Company's participant accounting systems automate the investment operations associated with defined contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant's share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process payments of benefits to retirees, and produce tax reports for plan sponsors and participants. The Company's principal participant accounting systems are:

- --------------------------------------------------------------------------------
                                                    Mode of
          System             Hardware Platform     Delivery      Primary Markets
================================================================================
OMNIPLAN(R)                  IBM mainframe      remote           corporate,
OMNIPAY(R)                                      processing       bank and other
                                                service,         retirement
                                                software         plan managers
                                                license and
                                                full service
                                                bureau
                                                processing
                           ----------------------------------
                             IBM AS/400         software
                                                license
- --------------------------------------------------------------------------------
PLAN ONE(R)                  IBM mainframe      remote           bank
                                                processing       retirement
                                                service          plan managers
                                                and software
                                                license
- --------------------------------------------------------------------------------
MPR/TM/                      microcomputer      software         small and
                                                license          medium size
                                                                 banks
- --------------------------------------------------------------------------------

  During 1993, three major corporations signed multimillion dollar contracts for OMNIPLAN. In addition, the Company formally introduced and sold OMNIPAY, a benefits payment system.

  Investment Reporting and Analysis Systems. The Company's investment reporting and analysis systems accept accounting data from other investment support systems and perform special analyses for fund managers and customers. These systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants. The Company's principal software products in this category are:

- --------------------------------------------------------------------------------
                                                    Mode of
          System             Hardware Platform     Delivery      Primary Markets
================================================================================
DATAPREP/TM/                 IBM mainframe      remote           corporate,
EMBERS(R)                                       processing       bank and other
                                                service and      retirement
                                                software         plan managers
                                                license
- -------------------------------------------------------------

SUPERF4(R)                   IBM mainframe,     remote
                             UNIX workstation   processing
                                                service and
                                                software
                                                license
- --------------------------------------------------------------------------------
OMNISTATION/TM/              UNIX workstation   software         large and
                                                license          medium size
                                                                 banks
- --------------------------------------------------------------------------------

  During 1993, the Company concluded a license and development contract with a major bank for SUPERF4 and developed a UNIX workstation version of SUPERF4.
Also in 1993, a high-volume bridge between customer trust accounting systems and SUPERF4 was developed, making it possible for customers to compute investment performance statistics on thousands of trust accounts. Also in 1993, the Company, as an enhancement to EMBERS, developed a global client statement reporting subsystem.

Disaster Recovery Services

  Many businesses depend upon computers to perform critical tasks. Many companies use communications networks to transmit data between a centralized computer facility and distant offices. If a natural disaster, fire, power failure or other emergency disrupts a company's computer operations or interrupts communications between its data processing center and remote locations, its ability to stay in business may be jeopardized. To address this problem, the Company maintains alternate data processing sites for use by customers whenever they are unable to operate or communicate with their own computer systems.

  The primary alternate sites provided by the Company are fully equipped and operational computer centers known as "hotsites," where customers may restore their critical applications using the Company's computer equipment. The Company also provides environmentally prepared computer centers known as "coldsites," in which customers may install and operate their own computer equipment, and remote operations centers for using the Company's alternate sites from long distance. In addition, the Company provides mobile recovery resources that are delivered or shipped directly to customer-specified locations. Most of the Company's larger disaster recovery customers purchase a basic package of services that includes use of a hotsite for six weeks to recover from any computer center failure, use of a coldsite for six months if recovery operations must continue for more than six weeks, use of a hotsite to regularly test disaster recovery procedures, use of adjacent office and terminal space during recovery operations and tests, technical assistance when conducting recovery operations and tests, and technical assistance with designing and implementing a backup communications network.

  The Company also provides WGR--Work Group Recovery/SM/ services through MetroCenter(R) facilities that provide customers with the use of general office space and office equipment, as well as enhanced remote operations capabilities for using the Company's disaster recovery systems for tests or recovery operations without traveling to a Company hotsite. This product line also includes MegaVoice/SM/, a centralized voice communications recovery service that backs up customers' automated telephone call distribution systems.

  The Company provides disaster recovery services to users of IBM (and compatible) mainframe computers and also to users of DEC, Hewlett Packard, IBM midrange, Prime, Stratus, Tandem, Texas Instruments and Unisys computers. These services are marketed, directly and through representatives, primarily to IBM (and compatible), DEC and Unisys mainframe and midrange computer installations in North America. In 1993, the Company developed a new sales force directed at marketing disaster recovery services, including mobile recovery services, to users of smaller computer installations. This effort was enhanced by several acquisitions that increased the number of customer contracts for smaller, midrange computer facilities (see Acquisitions and Offerings on page 10). Also in 1993, the Company established two major marketing alliances and signed certain agreements with third parties to expand and enhance its recovery services and capabilities.

  During 1993, for the eighth consecutive year, the Company successfully supported all customers who experienced computer center failures, including five customers with operations disrupted by the World Trade Center bombing.

  Disaster Recovery Facilities. The Company believes that it conceived and first implemented the concept of the MegaCenter(R), a multiple hotsite and coldsite facility that customers may use directly or remotely. The Company operates four MegaCenters, located in Atlanta, Chicago, Philadelphia and Warminster (see Properties on page 12). The Company believes that its Philadelphia MegaCenter, which houses six IBM mainframe hotsites, three DEC, five mobile IBM midrange, three Stratus, one Tandem hotsite, and three stationary and four mobile Hewlett Packard computer systems, is the largest commercial disaster recovery facility in the world. The Company also operates three combined coldsite and remote operations centers, located in Honolulu, St. Paul and Toronto. The Company has established MetroCenters in strategic locations throughout North America, including Atlanta, Boston, Dallas, Los Angeles, St. Louis and Toronto, and plans to open a new MetroCenter in Washington, D.C. in the second quarter of 1994. As a result of acquisitions in 1993, the Company also operates computer centers in Solon, Ohio and Phoenix, Arizona (see Acquisitions and Offerings on page 10).

  Each of the Company's hotsite systems includes, in addition to the central processing unit, a complete set of peripheral equipment. The Company markets its multiple recovery centers and comprehensive hotsite services on a component pricing basis, allowing each customer to select the specific items of equipment and other recovery services needed to satisfy its individual disaster recovery requirements.

  The Company periodically opens new facilities to accommodate both the growth in its customer base and the addition of different types of computer systems. Also, the Company regularly upgrades its systems to offer the most advanced computer equipment generally used by its customers. During

1993, the Company upgraded hotsites at all four MegaCenters. In addition to computer equipment added with acquisitions in 1993, a new IBM midrange system was offered in Philadelphia and in Atlanta. The disk access, tape cartridge and other peripheral equipment at all facilities were upgraded or augmented, including the addition of a state-of-the-art storage and retrieval system for mainframe customers.

  The Company leases most of its disaster recovery computer equipment under operating leases. The duration of these leases, generally two to four years, is based largely upon the Company's strategy to reduce the risks associated with the potential obsolescence of its disaster recovery computer systems. The Company's disaster recovery equipment is covered by maintenance contracts to assure that it is properly functioning at all times.

  The Company believes that, by operating a relatively small number of large facilities linked by a comprehensive communications network, it can provide superior disaster recovery services in the most effective manner. All MegaCenters and MetroCenters, as well as coldsites and other remote operations centers, are linked by a communications network that is capable of handling a full range of digital and analog data transmission methods, including satellite and fiber optics applications. The Company regularly upgrades this network to offer the communications technology used by its customers. During 1993, the Company continued expanding its matrix switching capabilities to allow for more efficient and reliable communications during customer tests and recovery operations.

  Disaster Recovery Contracts. As of December 31, 1993, the Company had approximately 3,300 disaster recovery contracts in force. These contracts generally require the payment of monthly fees and range in duration from one to five years. The amount of the monthly fees depends upon the type of alternate site selected, any additional services provided, contract duration and competitive factors.

  The Company's disaster recovery contracts limit the number of computer centers that may be serviced by each of the Company's large IBM mainframe hotsites. As of December 31, 1993, the Company had a maximum capacity of 1090 contracts for large IBM mainframe hotsites, with current contracts utilizing approximately 85% of such capacity. The Company manages this capacity and, when necessary, opens new hotsites to accommodate the anticipated continued growth in its customer base (see Product Development on page 9).

  Planning Services. The Company provides professional consulting services for disaster recovery and business resumption planning, not only for computer operations, but also for company-wide purposes encompassing all important business operations. This includes the development of customized disaster recovery and business resumption plans for customers. The Company also performs risk analyses to determine customers' exposure to the disruption or loss of critical operations and resources, audits customers' disaster recovery and business resumption procedures, and recommends improvements. In addition, the Company conducts regular seminars on disaster recovery, business resumption and related topics.

  The Company also markets microcomputer software, known as DP/90 PLUS(R), that automates the preparation and maintenance of disaster recovery and business resumption plans, including comprehensive company-wide planning capabilities. This software is marketed throughout the world, directly and through distributors. There also is a customized version for financial institutions.
In 1994, the Company plans to introduce a new business recovery planning product entitled CBR--Comprehensive Business Recovery/TM/ that is compatible with Microsoft Windows.

Computer Services and Other

  The Company provides nonproprietary, remote-access computer services primarily to software developers and government agencies and also provides outsourcing services. In addition, the Company provides direct marketing computer services and automated mass mailing and printing services. These activities are supported at the Company's computer centers in Voorhees and Birmingham (see Properties on page 12), which also are used to provide remote processing services for several of the Company's investment support systems business units.

  In 1993, the Company purchased a state-of-the-art data processing facility in Voorhees, New Jersey and moved its Philadelphia computer services operations to the new facility. Also, in the first quarter of 1993, the Company sold its CARS(R) automotive dealership systems product line, resulting in a one-time, after-tax gain of $3,371,000.

Product Development

  The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of changes in laws, introductions of new types of investment vehicles and increased competition. For these reasons, the Company believes that it is important to continually maintain, enhance and evolve its proprietary investment support systems. The Company funds most of its ongoing software maintenance and support activities through the software maintenance fees paid by its investment support systems license customers and a portion of the monthly fees paid by its investment support systems remote processing customers. As of December 31, 1993, the Company had in force approximately 1,850 software maintenance contracts for its investment support systems.

  The Company's expenditures for software development during 1993, 1992 and 1991, including amounts that were capitalized, totalled approximately $37,581,000, $24,899,000 and $13,745,000, respectively. These amounts do not include certain software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain custom development projects for individual customers in the ordinary course of business.

  During 1994, the Company plans to continue its development work on GSM--GLOBAL SECURITIES MANAGER and to develop UNIX versions of SUNSTAR and OMNIPLAN. Microsoft Windows versions of AUTOTRUST and PMS also are planned in 1994. These developments are examples of the Company's strategy of using the established functionality of its mainframe systems to develop state-of-the-art systems for new technological environments.

  Also in 1994, the Company plans to enhance the capabilities of INVEST ONE to include corporate action processing, reversal processing and UK unit trust processing. The Company plans to develop software for defined benefit plans that will interface with the Company's OMNIPLAN software for defined contribution plans. In 1994, the Company will continue to expand the application of EXPEDITER, which facilitates the automated entry of mutual fund transactions for users of AUTOTRUST, OMNITRUST, OMNIPLAN, BOLT and eventually other investment support systems. In 1994, the Company plans to continue the development of DEVON CONNECT/TM/ to enhance data distribution and exchange among The Devon Derivatives System, real-time price data and customer systems, and to provide a digital platform for order trading, routing and monitoring.

  The Company expands its disaster recovery services by adding new hotsites at existing facilities, upgrading its computer equipment, developing new services and opening new facilities. During 1994, the Company plans to upgrade its IBM ES9000-720 to an IBM ES9000-942 mainframe, IBM's newest H5 technology, at its Philadelphia MegaCenter. Also during 1994, the Company plans to add new IBM command centers at its MegaCenters to provide additional testing and recovery capability. The Company also plans to continue upgrading its disk storage, tape cartridge and other peripheral hotsite equipment and to continue opening new MetroCenters where the demand exists.

  The Company expands its disaster recovery communications network by upgrading its communications equipment, adding new communications capabilities and establishing additional remote operations centers where the demand exists.

Acquisitions and Offerings

  The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. Since its initial public offering in 1986, the Company has acquired thirteen investment support systems businesses, ten disaster recovery businesses and two computer services businesses. Also during this period, the Company completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990.

  In May 1993, the Company converted $86,055,000 of its $86,250,000 8 1/4%
Convertible Subordinated Debentures due 2015, into 3,309,803 shares of common stock. The $195,000 balance of the debentures was redeemed at face value plus a premium of 5.78%.

  During 1993, the Company spent approximately $30,808,000 in cash, net of cash acquired, to acquire four investment support systems businesses and four disaster recovery businesses.

  In January 1993, the Company enhanced its Capital Markets Group by purchasing the London-based capital markets business of ICCH Financial Markets Limited. The primary product line of the acquired business, FORTE, is a back-office trading, clearing and administration system for exchange-traded derivative instruments. Also in January 1993, the Company purchased the FIRST FUTURES product line of London-based Microtech Financial Systems (Europe) Limited. FIRST FUTURES is an analysis system for exchange-traded and equity derivative instruments.

  As additions to the Financial Systems Group, in May 1993, the Company purchased the business of Information Systems of America, Inc. Based in Atlanta, ISA's major products include PRISM, a portfolio management, investment accounting and reporting system, and ABC/TM/ and CDS/TM/, general accounting and financial management systems, for insurance companies. In October 1993, the Company purchased the business of Digital Solutions, Inc., headquartered in Minneapolis. DSI's major product, INTRADER, is a portfolio management, investment accounting and securities trading system for bank capital market departments and other financial institutions.

  The Recovery Services Group increased its presence in the midrange computer market with four acquisitions in 1993. In May 1993, the Company purchased the disaster recovery business of LDI Corporation, which consists primarily of recovery services for midrange IBM platforms. In June 1993, the acquisition of the disaster recovery business of Uptime Disaster Recovery, Inc. increased the Hewlett Packard product line and enhanced the Company's mobile recovery offerings. The acquisition of the disaster recovery business of Sun Data, Inc. in October 1993 resulted in the addition of approximately 1,200 contracts in the IBM AS/400 market. In November 1993, the acquisition of the disaster recovery business of Computer Recovery Services, Inc. increased the Company's services in Unisys A and V platforms.

  In June 1993, the Company's common stock was listed on the London Stock Exchange.

Competition

  Since most of the Company's computer services and software are specialized and technical in nature, the various markets in which the Company competes have a relatively small number of significant competitors. Some of the Company's existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than the Company. The Company believes that, for most of its businesses, service, quality and reliability are more important competitive factors than price.

  In its investment support systems business, the Company competes with numerous other data processing and financial software vendors, which may be broadly categorized into two groups. One is comprised of specialized investment support systems companies, most of which are much smaller than the Company. The other is comprised of large computer services companies whose principal businesses are not in the investment support systems area. The Company also faces competition from the internal processing and development capabilities of its potential customers.

  The key competitive factors in marketing investment support systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and overall net cost. The Company believes that it competes effectively as to each of these factors and that its reputation and experience in these markets are important competitive advantages.

  The computer disaster recovery business remains highly competitive. The Company's principal competitors in this business are Comdisco Disaster Recovery Services, Inc., Digital Equipment Corporation and IBM Corporation, all of which have substantially greater financial and other resources than the Company. The Company also faces potential competition from major companies that have computer facilities that could be made available for disaster recovery use. The Company believes that it competes effectively as to the key competitive factors in this market, namely quality of facilities, scope and quality of services, level and quality of customer support, level of technical expertise and price. The Company also believes that its experience and reputation as the innovator in this business are important competitive advantages.

Marketing

  All of the Company's specialized computer services and software are marketed throughout the United States, and many are marketed internationally as well. The Company's export sales during 1993, 1992 and 1991 totalled approximately $29,061,000, $32,501,000 and $28,177,000, respectively. In addition, the
Company's foreign subsidiaries had sales that for those years totalled approximately $18,437,000, $3,211,000 and $1,123,000, respectively.

  The Company develops and maintains proprietary marketing information by identifying prospective customers through a variety of data bases and other sources, and then canvassing the prospects by direct mail, telephone calls and personal visits. The Company also attempts to identify and attract customers by conducting seminars and participating in industry conferences. Customer references have been an important aid in obtaining new business.

Employees

  At December 31, 1993, the Company had approximately 2,276 full-time employees. The Company believes that its success depends, in part, on its continuing ability to attract and retain skilled technical, marketing and management personnel. While data processing professionals and software developers are in high demand, the Company believes that, to date, it has been able to attract and retain highly qualified personnel. None of the Company's employees is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

Proprietary Protection

  The Company owns registered marks for the SunGard name and owns or has applied for registered marks for many of its service and software names. The Company owns few registered copyrights and no patents. The Company believes that registered copyrights and patents are of less significance in its business than software development skills, technological expertise and marketing capabilities. The Company relies primarily on contractual restrictions and trade secret laws for the protection of its proprietary services and software. The Company also has established policies requiring its personnel to maintain the confidentiality of the Company's proprietary property.

Item 2.  Properties

  The following table indicates the location, purpose and size of the Company's principal offices, principal computer facilities, business unit headquarters and disaster recovery MegaCenters.

- ---------------------------------------------------------------------------------
         Location                           Purpose                  Square Feet
=================================================================================
Wayne, PA                    Executive offices of SunGard Data            42,000
   (near Philadelphia)       Systems Inc., and headquarters for
                             SunGard Recovery Services Inc. and
                             SunGard Planning Solutions Inc.
- ---------------------------------------------------------------------------------
Atlanta, GA                  Southern headquarters for SunGard            26,000
                             Financial Systems Inc.
- ---------------------------------------------------------------------------------
Birmingham, AL               Headquarters for SunGard Asset               85,000
                             Management Systems, SunGard Employee
                             Benefit Systems and SunGard Mailing
                             Services, and related computer center
                             with one IBM-compatible mainframe
                             computer.
- ---------------------------------------------------------------------------------
Canoga Park, CA              Western headquarters for SunGard             12,000
   (near Los Angeles)        Financial Systems Inc. and related
                             computer center with four Prime
                             computers and five IBM midrange
                             computers.
 ---------------------------------------------------------------------------------
 Charlotte, NC               Headquarters for SunGard Trust               34,000
                             Systems Inc. and related computer
                             center with one IBM-compatible
                             mainframe computer.
- ---------------------------------------------------------------------------------
Fairfield, NJ                Computer center for Shaw Data                22,000
   (near New York)           Services, Inc. with four Bull
                             mainframe, one Hewlett Packard and
                             two DEC computers.
- ---------------------------------------------------------------------------------
Hinsdale, IL                 Headquarters for SunGard Investment          23,000
   (near Chicago)            Systems Inc.
- ---------------------------------------------------------------------------------
Hopkins, MN                  Central headquarters for SunGard             46,200
   (near Minneapolis)        Financial Systems Inc. and related
                             computer center with two IBM or
                             IBM-compatible mainframe computers.
- ---------------------------------------------------------------------------------
London, England              European headquarters for SunGard            14,500
                             Capital Markets Group
- ---------------------------------------------------------------------------------
New York, NY                 Headquarters for Shaw Data Services,         14,000
                             Inc.
- ---------------------------------------------------------------------------------
New York, NY                 Headquarters for SunGard Capital              7,600
                             Markets Inc.
- ---------------------------------------------------------------------------------
Northbrook, IL               SunGard Recovery Services MegaCenter         84,000
   (near Chicago)            with two IBM mainframe, three mobile
                             IBM midrange, two Tandem and one
                             mobile Unisys computer.
- ---------------------------------------------------------------------------------
Philadelphia, PA             SunGard Recovery Services MegaCenter        208,600
                             with three DEC, three IBM mainframe,
                             three Stratus, one Tandem, three
                             Hewlett Packard, five mobile IBM
                             midrange and four mobile Hewlett
                             Packard computers.
- ---------------------------------------------------------------------------------
Roswell, GA                  SunGard Recovery Services MegaCenter         33,200
   (near Atlanta)            with nine DEC, one Prime, seven
                             mobile IBM midrange, one mobile DEC
                             and one TI computer.
- ---------------------------------------------------------------------------------
San Mateo, CA                Headquarters for SunGard Shareholder         18,200
                             Systems Inc.
- ---------------------------------------------------------------------------------
Voorhees, NJ                 Headquarters of SunGard Computer             51,000
   (near Philadelphia)       Services Inc. and related computer
                             center with four IBM mainframe
                             computers.
- ---------------------------------------------------------------------------------
Waltham, MA                  Eastern headquarters for SunGard             31,300
   (near Boston)             Financial Systems Inc. and related
                             computer center with five Tandem
                             computers.
- ---------------------------------------------------------------------------------
Waltham, MA                  Offices for SunGard Financial Systems        16,400
   (near Boston)             Inc. and related computer center with
                             thirteen DEC computers and two IBM
                             RS-6000 workstations.
- ---------------------------------------------------------------------------------
Warminster, PA               SunGard Recovery Services MegaCenter         20,000
   (near Philadelphia)       with four Unisys computers.
- --------------------------------------------------------------------------------

  The Company leases all of the offices and facilities listed in the preceding table, with the exception of its Birmingham, Voorhees and Warminster facilities, which are owned, and its Hopkins facility, which consists of two connected buildings, one leased and the other owned. The Company also owns its disaster recovery facility in St. Paul, Minnesota. The Company also leases space, primarily for sales offices, customer support offices, MetroCenters and remote operations centers, in many locations in the United States and internationally. The Company believes that its leased and owned facilities are adequate for the Company's present operations.


Item 3.  Legal Proceedings

  The Company is presently a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of its current legal proceedings will have a material adverse effect on its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 4.1  Certain Executive Officers of the Registrant

  The executive officers of the Company who are not also directors are listed below.

- --------------------------------------------------------------------------------
           Name              Age       Principal Positions with the Company
================================================================================

Kenneth R. Adams              58  Chief Executive Officer, SunGard Recovery
                                  Services Group
- --------------------------------------------------------------------------------
Andrew P. Bronstein           35  Vice President and Controller, SunGard Data
                                  Systems Inc.
- --------------------------------------------------------------------------------
Cristobal I. Conde            33  Chief Executive Officer, SunGard Capital
                                  Markets Group
- --------------------------------------------------------------------------------
Philip L. Dowd                52  Chief Executive Officer, SunGard Trust and
                                  Shareholder Systems Group
- --------------------------------------------------------------------------------
David D. Gathman              46  Chief Financial Officer and Vice
                                  President-Finance, SunGard Data Systems Inc.
- --------------------------------------------------------------------------------
Lawrence A. Gross             41  Vice President and General Counsel, SunGard
                                  Data Systems Inc.
- --------------------------------------------------------------------------------
Michael K. Muratore           47  Chief Executive Officer, SunGard Computer
                                  Services Group
- --------------------------------------------------------------------------------
Donna J. Pedrick              44  Vice President-Human Resources, SunGard Data
                                  Systems Inc.
- --------------------------------------------------------------------------------
D. Bruce Peterson             47  Chief Executive Officer, SunGard Financial
                                  Systems Group
- --------------------------------------------------------------------------------
Richard C. Tarbox             41  Vice President-Corporate Development, SunGard
                                  Data Systems Inc.
- --------------------------------------------------------------------------------
David A. Wismer               56  Executive Vice President, SunGard Data
                                  Systems Inc.
- --------------------------------------------------------------------------------

  Mr. Adams has been Chairman and Chief Executive Officer of SunGard Recovery Services Inc. since 1988 and was its President from 1990 to 1992. From 1983 to 1988, Mr. Adams was President and a director of SunGard Trust Systems Inc.

  Mr. Bronstein became Vice President and Controller of the Company in February 1994. Before that, he was Corporate Controller from 1992. From 1985 to 1992, he was a manager with Coopers & Lybrand, Philadelphia, where he served most recently as senior manager on the Company's account and as director of the firm's Philadelphia high technology group. Mr. Bronstein is a director and officer of most of the Company's domestic subsidiaries.

  Mr. Conde has been Chief Executive Officer and a director of SunGard Capital Markets Inc. since 1991. He was one of the founders of that company in 1983 and was its Executive Vice President from 1983 to 1991. Before it was acquired by the Company in 1987, SunGard Capital Markets Inc., originally named Devon Systems International, Inc., was an independent software company. Mr. Conde is a director and/or officer of most of the Company's foreign subsidiaries.

  Mr. Dowd has been Chief Executive Officer of SunGard Investment Systems Inc. since 1990 and one of its directors since 1982. He was President of SunGard Investment Systems Inc. from 1982 to 1990. Mr. Dowd has been Chief Executive Officer and a director of SunGard Shareholder Systems Inc. since 1989, President-Software Divisions of SunGard Business Systems Inc. since 1990, Chief Executive Officer and a director of SunGard Trust Systems Inc. since 1991, and a director of Shaw Data Services, Inc. since 1992.

  Mr. Gathman has been Chief Financial Officer and Treasurer of the Company since 1987 and Vice President-Finance of the Company since 1985. From 1982 to 1985, he was Corporate Controller of the Company. Mr. Gathman is a director and officer of most of the Company's domestic subsidiaries. Mr. Gathman has resigned from his various positions with the Company effective April 1, 1994. Michael J. Ruane, age 40, will succeed Mr. Gathman as Vice President-Finance and Chief Financial Officer. Since 1992, Mr. Ruane has served as Chief Financial Officer and Vice President-Finance of SunGard Capital Markets Inc. Before that, he was Corporate Controller of the Company from 1985 to 1990 and then Vice President-Controller from 1990 through 1992.

  Mr. Gross has been Vice President and General Counsel of the Company since 1986 and Secretary of the Company since 1987. From 1979 to 1986, he was a lawyer with Blank, Rome, Comisky & McCauley, Philadelphia, and he has represented the Company since 1983. Mr. Gross is a director and officer of most of the Company's domestic subsidiaries and some of its foreign subsidiaries.

  Mr. Muratore has been Chief Executive Officer and a director of SunGard Computer Services Inc. since 1989 and President-Processing Divisions of SunGard Business Systems Inc. since 1990. From 1985 to 1988, Mr. Muratore was President of the Company's Central Computer Facility, which was consolidated with SunGard Computer Services Inc. at the end of 1988.

  Mr. Peterson has been Chief Executive Officer and a director of SunGard Financial Systems Inc. since October of 1993. From 1990 to 1993, Mr. Peterson was Chief Executive Officer of EJV Partners, L.P., a financial information firm. Before that, he was an executive at SEI Corporation, a trust system and mutual fund company, for seven years, where his last position was Executive Vice President.

  Ms. Pedrick has been Vice President-Human Resources of the Company since 1988. From 1983 to 1988, she was Director-Human Resources of the Company.

  Mr. Tarbox has been Vice President-Corporate Development of the Company since 1987. He is an officer of several of the Company's domestic subsidiaries.

  Dr. Wismer has been Executive Vice President of SunGard Data Systems Inc. since October 1993. Before that, he was Chief Executive Officer and a director of SunGard Financial Systems Inc. from 1990. Dr. Wismer was the founder of Wismer Associates, Inc. in 1975 and was its President and one of its directors from 1975 until the beginning of 1992, when Wismer Associates, Inc. was merged into SunGard Financial Systems Inc. Before it was acquired by the Company in 1986, Wismer Associates, Inc. was an independent computer services company.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

  This information is presented under the caption, Stock Information, on page 23 of this Report on Form 10-K.

Item 6.  Selected Financial Data

  This information is presented under the caption, Selected Financial Information, on page 40 of this Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This information is presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 24 through 27 of this Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data

  The financial statements of the Company, financial statement schedules of the Company, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


  This Part incorporates certain information from the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders ("1994 Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 1994 Proxy Statement entitled Compensation Committee Report and Performance Graph shall not be deemed to be "filed" as part of this Report.


Item 10.  Directors and Executive Officers of the Registrant

  Information concerning the directors of the Company is incorporated by reference to the Company's 1994 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Election of Directors.

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.


Item 11.  Executive Compensation

  This information is incorporated by reference to the Company's 1994 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Executive Compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  This information is incorporated by reference to the Company's 1994 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Beneficial Ownership of Common Stock.


Item 13.  Certain Relationships and Related Transactions

  This information is incorporated by reference to the Company's 1994 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled Executive Compensation, Beneficial Ownership of Common Stock and Election of Directors.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements

  The following financial statements of the Company, supplementary data and related documents are included in this Report on Form 10-K:

                                                  Page
                                                  ----
 Report of Independent Accountants on Financial
  Statements, dated February 10, 1994.............  27

 Consolidated Statements of Income for each of
  the years ended December 31, 1993, 1992
  and 1991........................................  28

 Consolidated Balance Sheets as of December 31,
  1993 and 1992...................................  29

 Consolidated Statements of Cash Flows for each
  of the years ended December 31, 1993, 1992
  and 1991........................................  30

 Consolidated Statement of Stockholders' Equity
  for each of the years ended December 31, 1993,
  1992 and 1991...................................  31

 Notes to Consolidated Financial Statements.......  33

 Quarterly Financial Information (unaudited)......  23

  (a)(2)  Financial Statement Schedules

  The following financial statement schedules of the Company and related documents are included in this Report on Form 10-K:

                                                  Page
                                                  ----

 Report of Independent Accountants on Schedules,
  dated February 10, 1994.........................  21

 Schedule II--Amounts Receivable from Related
  Parties and Underwriters, Promoters and
  Employees (other than related parties)..........  22

 Schedule VIII--Valuation and Qualifying
  Accounts........................................  22

  (a)(3)  Exhibits

  The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the List of Exhibits beginning on page 19 of this Report. Exhibits 1011 through 1019 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

  (b)     Reports on Form 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SunGard Data Systems Inc.

Date:   March 28, 1994          By:             s/ James L. Mann
                                   ------------------------------------------
                                                   James L. Mann,
                                              Chairman, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                 Capacity                     Date
              ---------                 --------                     ----

        s/ James L. Mann           Chief Executive Officer,       March 28, 1994
- --------------------------------   President, and Chairman
           James L. Mann           of the Board of Directors
                                   (principal executive officer)

       s/ David D. Gathman         Chief Financial Officer and    March 28, 1994
- --------------------------------   Vice President-Finance
          David D. Gathman         (principal financial officer)


      s/ Andrew P. Bronstein       Vice President and Controller  March 28, 1994
- --------------------------------   (principal accounting officer)
         Andrew P. Bronstein

     s/ Gregory S. Bentley         Director                       March 28, 1994
- --------------------------------
        Gregory S. Bentley


      s/ Michael C. Brooks         Director                       March 28, 1994
- --------------------------------
         Michael C. Brooks


    s/ Albert A. Eisenstat         Director                       March 28, 1994
- --------------------------------
       Albert A. Eisenstat


        s/ Michael Roth            Director                       March 28, 1994
- --------------------------------
           Michael Roth


      s/ Malcolm I. Ruddock        Director                       March 28, 1994
- --------------------------------
         Malcolm I. Ruddock


    s/ Lawrence J. Schoenberg      Director                       March 28, 1994
- --------------------------------
       Lawrence J. Schoenberg

                                LIST OF EXHIBITS

Number                           Document
- ------     --------------------------------------------------------------------
 3.1/(1)/  Amended and Restated Certificate of Incorporation of the Company.

 3.2/(2)/  Amended and Restated Bylaws of the Company.

 4.1/(2)/  Specimen Common Stock Certificate of the Company.

10.1/(2)/  Lease, dated June 18, 1981, between the Company and American National
           Bank and Trust Company of Chicago, relating to the Company's facility in
           Northbrook, Illinois ("First Northbrook Lease").

10.2/(3)/  Amendment to the First Northbrook Lease, dated September 16, 1986.

10.3/(4)/  Amendment to the First Northbrook Lease, dated October 14, 1987.

10.4/(5)/  Amendment to the First Northbrook Lease, dated October 1, 1988.

10.5/(5)/  Lease, dated October 1, 1988, between the Company and American National
           Bank and Trust Company of Chicago, relating to the Company's facility in
           Northbrook, Illinois ("Second Northbrook Lease").

10.6/(6)/  Amendment to the Second Northbrook Lease, dated September 15, 1989.

10.7/(7)/  Lease, dated April 12, 1984, between the Company and Broad and Noble
           Associates, Inc., relating to the Company's facility at 401 North Broad
           Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October
           18, 1989, September 30, 1991 and November 19, 1992.

10.8/(1)/  Lease, dated May 19, 1989, between the Company and Northmeadow
           Associates, relating to the Company's facility in Roswell, Georgia, Amendment thereto, dated June 1989, and Assignment and Assumption thereof, dated December 31, 1990.

10.9/(3)/  Lease, dated October 1, 1986, between the Company and David A. Wismer and Mary Anne Wismer, as Lessors, relating to the Company's facility in Canoga Park, California ("Canoga Park Lease").

10.10/(1)/ Amendment to the Canoga Park Lease, dated October 1, 1991.

10.11/(1)/ The Company's 1982 Incentive Stock Option Plan and Amendments thereto, dated January 1, 1987 and November 8, 1991./(9)/

10.12/(7)/ The Company's 1986 Stock Option Plan, Amendments thereto, dated
           January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991 and
           February 16, 1993, and United Kingdom Addendum thereto, dated February
           12, 1991./(9)/

10.13/(1)/ The Company's 1988 Nonqualified Stock Option Plan and Amendment
           thereto, dated October 30, 1990./(9)/

10.14/(6)/ The Company's 1990 Amended and Restated Restricted Stock Incentive
           Plan./(9)/

10.15/(8)/ The Company's Restricted Stock Award Plan for Outside Directors./(9)/


Number                           Document
- ------     --------------------------------------------------------------------
10.16      The Company's 1994 Equity Incentive Plan (filed with this Report)./(9)/

10.17      Summary Description of the Company's Annual Executive Incentive
           Compensation Program (filed with this Report)./(9)/

10.18      Summary Description of the Company's Long-Term Executive Incentive
           Compensation Plan (filed with this Report)./(9)/

10.19/(1)/ Form of Indemnification Agreement entered into by the Company with its directors and officers./(9)/

11.1       Statement Re Computation of Per Share Earnings (filed with this Report).

21.1       Subsidiaries of the Registrant (filed with this Report).

23.1       Consent of Independent Accountants, regarding the Company's consolidated financial statements and financial statement schedules (included at page
           21 of this Report).

_____________

(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December, 1991 (Commission File No. 0-14232).

(2) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-3181).

(3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-12536).

(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 0-14232).

(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Commission File No. 0-14232).

(6) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-14232).

(7) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232).

(8) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

(9) Management contract or compensatory plan or arrangement.

                                  Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


  We consent to the incorporation by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 33-6425, 33-14984, 33-33602, 33-42345
and 33-69650) of our reports dated February 10, 1994 on our audits of the consolidated financial statements and consolidated financial statement schedules of SunGard Data Systems Inc. and subsidiaries as of December 31, 1993 and 1992, and for each of the years in the three-year period ended December 31, 1993, which reports are included in this Report on Form 10-K.



                                 COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 25, 1994


- --------------------------------------------------------------------------------

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES


To the Board of Directors and Stockholders
SunGard Data Systems Inc.

  Our report on the consolidated financial statements of SunGard Data Systems Inc. and subsidiaries is included in this Report on Form 10-K. In connection with our audit of such consolidated financial statements, we also have audited the related consolidated financial statement schedules listed in Item 14(a)(2),
Part IV, of this Report on Form 10-K.

  In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                 COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 10, 1994

                   SunGard Data Systems Inc. and Subsidiaries

                         Financial Statement Schedules

                                  SCHEDULE II

                  Amounts Receivable from Related Parties and
       Underwriters, Promoters and Employees (other than related parties)

  Year Ended                        Beginning                           Ending
 December 31,     Name of Debtor     Balance    Additions  Collections  Balance
- --------------  ------------------  ----------  ---------  -----------  -------
1993..........  James L. Mann/(1)/    $499,750  $     --   $     --     $499,750
1992..........  James L. Mann/(1)/     499,750        --         --      499,750
                James L. Mann/(2)/          --    75,000     75,000           --
1991..........  Gregory S. Bentley          --   500,000    500,000           --
                James L. Mann/(1)/          --   499,750         --      499,750

(1) Loan made under the Company's restricted stock incentive plan; bears interest at the prime rate, is due May 2, 1995, and is secured by shares of the Company's common stock but is otherwise non-recourse.
(2) Personal loan that was repaid in two weeks together with $200 interest, which was calculated at the prime rate.

- --------------------------------------------------------------------------------

                                 SCHEDULE VIII

                       Valuation and Qualifying Accounts

                        Allowance for Doubtful Accounts
                        -------------------------------

  Year Ended    Beginning    Charged                                  Ending
 December 31,    Balance    to Expense    Other        Write-offs     Balance
- --------------  ----------  ----------  ---------      ----------   ------------
1993..........  $4,491,000  $4,963,000  ($21,000)/(1)/ ($2,464,000)  $6,969,000
1992..........   3,441,000   2,839,000   357,000/(1)/   (2,146,000)   4,491,000
1991..........   2,711,000   2,789,000        --        (2,059,000)   3,441,000

(1) Net impact of acquired companies, foreign currency translation, and, in 1993, the sale of a product line.

                      Accumulated Amortization of Software
                      ------------------------------------

 Year Ended      Beginning    Charged                     Sales or       Ending
 December 31,     Balance    to Expense    Other         Retirements     Balance
- --------------  -----------  ----------  ---------       ------------  ------------
1993..........  $32,908,000  $8,564,000  ($47,000)       ($3,494,000)   $37,931,000
1992..........   25,914,000   7,227,000  (233,000)/(1)/           --     32,908,000
1991..........   19,760,000   6,955,000        --           (801,000)    25,914,000

(1)  Principally represents reclassifications.

                      Accumulated Amortization of Goodwill
                      ------------------------------------

  Year Ended     Beginning    Charged                Sales or       Ending
 December 31,     Balance    to Expense    Other    Retirements     Balance
- --------------  -----------  ----------  ---------  ------------  -----------
1993..........  $11,625,000  $3,309,000  ($87,000)  ($2,959,000)  $11,888,000
1992..........    8,647,000   2,979,000  (  1,000)           --    11,625,000
1991..........    5,825,000   2,822,000        --            --     8,647,000

              Accumulated Amortization of Other Intangible Assets
              ---------------------------------------------------

  Year Ended     Beginning    Charged                 Sales or       Ending
 December 31,     Balance    to Expense    Other    Retirements     Balance
- --------------  -----------  ----------  ---------  ------------  -----------
1993..........  $10,416,000  $4,321,000  ($62,000)    ($140,000)  $14,535,000
1992..........    6,530,000   3,961,000        --     (  75,000)   10,416,000
1991..........    4,666,000   2,538,000        --     ( 674,000)    6,530,000

SunGard Data Systems Inc. and Subsidiaries

Quarterly Financial Information [Unaudited]

In thousands, except per share amounts

                                        First     Second     Third    Fourth
                                       Quarter   Quarter    Quarter   Quarter
                                       -------   -------   --------  --------
1993*
        Revenues                       $87,514   $94,653   $94,031   $105,174
        Income before income taxes      15,642    14,119    15,819     17,611
        Net income                      10,141     8,388     9,332     10,613
        Net income per common share:
                Primary                    .64       .48       .49        .55
                Fully diluted              .59       .46       .49        .55
1992
        Revenues                       $73,910   $75,785   $82,534   $ 92,341
        Income before income taxes      10,228    11,039    11,722     12,426
        Net income                       5,779     6,237     6,623      7,169
        Net income per common share:
                Primary                    .37       .40       .42        .46
                Fully diluted              .36       .38       .40        .44

* First quarter includes after-tax gain on sale of product line of $3,371, or $0.18 per share, on a fully diluted basis. See Note 2 of Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------

Stock Information

The common stock of SunGard Data Systems Inc. is traded in the National Over-the-Counter (OTC) Market and is reported on the NASDAQ National Market System and the London Stock Exchange under the symbol SNDT. At March 10, 1994, the Company had approximately 2,040 stockholders of record. No dividends have ever been paid on the Company's common stock. The Company's policy is to retain earnings for use in its business.

The following table indicates high and low sales prices per share for the Company's common stock, as reported by NASDAQ.

Calendar Year 1992
        First Quarter           $24 1/4          $18
        Second Quarter           26 1/4           20 3/4
        Third Quarter            30               22 1/2
        Fourth Quarter           31 1/4           23 3/4

Calendar Year 1993
        First Quarter           $33 3/4          $28 1/2
        Second Quarter           32 3/4           28
        Third Quarter            40 3/4           30
        Fourth Quarter           42 3/4           34

The last sale price for the Company's common stock on March 10, 1994, as reported by NASDAQ, was $39 3/4 per share.

SunGard Data Systems Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Consolidated Statements of Income of SunGard Data Systems Inc., the relative percentage that those amounts represent to consolidated revenues (unless otherwise indicated), and the percentage change in those amounts from period to period.

                                                  Year Ended December 31,    Percent of Revenues (1)           Percent
                                                       (in millions)         Year Ended December 31,    Increase (Decrease) (1)
                                                ---------------------------  -----------------------  ----------------------------
                                                  1993      1992      1991    1993    1992    1991    1993 vs.1992    1992 vs.1991
                                                ---------------------------  -----------------------  ------------    ------------
Revenues
        Investment support systems              $ 243.0   $ 195.9   $ 165.4    64%     60%     58%         24%             18%
        Disaster recovery services                113.2      94.7      83.5    30      29      29          20              13
        Computer services and other                25.2      34.0      34.6     6      11      13         (26)             (2)
                                                ---------------------------   -------------------
                                                $ 381.4   $ 324.6   $ 283.5   100%    100%    100%         18              14
                                                ===========================   ===================
Costs and Expenses
        Cost of sales and direct operating      $ 173.1   $ 152.8   $ 140.5    46%     47%     50%         13%              9%
        Sales, marketing and administration        76.9      67.1      59.6    20      21      21          15              13
        Product development                        35.1      23.4      13.4     9       7       5          50              74
        Depreciation                               20.4      16.7      15.2     5       5       5          22              10
        Amortization                               16.2      14.2      12.3     4       4       4          14              15
                                                ---------------------------   -------------------
                                                $ 321.7   $ 274.2   $ 241.0    84%     84%     85%         17              14
                                                ===========================   ===================
Operating Income
        Investment support systems (2)          $  38.5   $  40.3   $  36.0    16%     21%     22%         (4)%            12%
        Disaster recovery services (2)             25.0      12.7       8.0    22      13      10          97              59
        Computer services and other (2)             3.2       3.5       4.4    13      10      13          (8)            (21)
        Corporate administration                   (7.1)     (6.2)     (5.9)   (2)     (2)     (2)         16               3
                                                ---------------------------
                                                $  59.6   $  50.3   $  42.5    16      16      15          18              18
                                                ===========================

(1) All percentages are calculated using actual amounts rounded to the nearest $1,000.
(2) Percent of revenues is calculated as a percent of investment support systems, disaster recovery services and computer services and other revenues, respectively.

        Income from Operations

               Investment Support Systems (ISS)

The ISS operating margin declined in 1993 compared to 1992 due primarily to the initial effect of acquired businesses and, to a lesser extent, to software license revenues comprising a smaller portion of total ISS revenues. The businesses acquired during 1993 and 1992 have historically lower operating margins than the rest of the Company's ISS businesses. The Company expects that the full year 1994 ISS operating margin will increase slightly compared to 1993 as a result of a combination of continued improvement in operating margins of acquired businesses and an expected increase in software license revenues.

               Disaster Recovery Services (DRS)

The improvement in the DRS operating margin in 1993 is attributable primarily to deferral of equipment expenditures, the positive effect of businesses acquired during 1993 and the signing of new contracts and contract renewals. The Company expects that the DRS operating margin will decline during the full year 1994 compared to 1993 due principally to an increase in spending in connection with disaster recovery computer system upgrades.

               Computer Services and Other (CS)

The CS operating margin improved during 1993 due to the addition of new processing customers in the second half of

1993 and the effect of the sale of the Company's automotive dealership systems product line in February 1993. This improvement is net of the impact of lower royalties earned in connection with the 1986 sale of certain product rights and costs associated with data center consolidations. The Company expects that the CS operating margin will increase for the full year 1994 compared to 1993.

        Revenues

Total revenues increased $56.8 million and $41.0 million, or 18% and 14%, in 1993 and 1992, respectively. Acquired businesses, net of the sale of the Company's automotive dealership systems product line in February 1993, account for approximately $36.5 million of the 1993 increase. Acquired businesses account for $14.4 million of the 1992 increase. Recurring revenues derived from remote-processing services, alternate-site services and software maintenance are approximately $321.0 million, $267.0 million and $235.0 million in 1993, 1992 and 1991, respectively, representing 84%, 82% and 83% of consolidated revenues, respectively.

               Investment Support Systems

ISS revenues increased $47.1 million and $30.4 million in 1993 and 1992, respectively. Acquired businesses account for approximately $44.3 million and $14.4 million of the respective 1993 and 1992 increases. The balance of the 1993 revenue increase is attributable to the net impact of a $6.8 million increase in data processing and software maintenance revenues and a $4.0 million decrease in software license and professional services revenues. The balance of the 1992 revenue increase is attributable to increases in data processing and software maintenance revenues of $7.2 million and software license and professional services revenues of $8.8 million.

The Company expects that ISS revenues will increase in 1994 compared to 1993. The Company believes that the trend of mergers in the financial services industry will continue, but it is unable to predict what effect, if any, future mergers may have.

               Disaster Recovery Services

DRS revenues increased $18.6 million and $11.2 million in 1993 and 1992, respectively. Acquired businesses account for $5.4 million of the 1993 increase, and alternate-site service revenues resulting primarily from new contract signings and renewals account for the balance of the 1993 revenue increase. The 1992 increase is comprised of the net impact of an $11.8 million increase in alternate-site service revenues and a $0.6 million decrease in software maintenance, license and professional services revenues. The Company expects that DRS revenues will increase in 1994 due primarily to new contracts and businesses acquired in 1993.

The Company believes that mainframe computer platforms will continue to play an integral role in data processing solutions for the foreseeable future and, therefore, will continue to provide a market for the Company's principal DRS services. In addition, the Company believes that midrange systems and client-server and local- and wide-area-network technologies increasingly will become components of distributed data processing systems, and that they represent continuing market opportunities for the DRS business.

               Computer Services and Other

CS revenues decreased $8.9 million and $0.6 million in 1993 and 1992, respectively. The February 1993 sale of the Company's automotive dealership systems product line accounts for a decrease of approximately $13.3 million in 1993 revenue. This decrease was partially offset by a $4.4 million increase in revenue due primarily to an increase in remote-access computer services. The 1992 decrease is attributable primarily to the net impact of the September 1991 sale of a small, unprofitable product line, a $0.7 million decrease in royalties, an increase in license fees from the Company's automotive dealership systems and, to a lesser extent, an increase in remote-access computer services. The Company expects that CS revenues will increase slightly during 1994 as a result of the net impact of both new contracts signed and the product line sold in 1993.

        Costs and Expenses

Total costs and expenses increased $47.5 million and $33.2 million, or 17% and 14%, in 1993 and 1992, respectively. Acquired businesses, net of the product line sold, account for $34.0 million of the 1993 increase. Acquired businesses account for $13.9 million of the 1992 increase. Excluding the effect of acquired businesses and, in 1993, the product line sold, total costs and expenses increased 5% in 1993 and 8% in 1992.

Cost of sales and direct operating expenses increased $20.3 million and $12.3 million in 1993 and 1992, respectively. Acquired businesses, net of the product line sold, account for approximately $12.5 million of the 1993 increase. Acquired businesses account for $8.2 million of the 1992 increase. The decrease in cost of sales and direct operating expenses as a percentage of 1993 and 1992 revenues is due primarily to a shift of resources to product development efforts and, to a lesser extent, to DRS cost of sales and direct operating costs increasing at a slower rate than DRS revenues.

Sales, marketing and administration expenses increased $9.9 million and $7.5 million in 1993 and 1992, respectively. Acquired businesses, net of the product line sold, account for approximately $6.3 million of the 1993 increase. Acquired businesses account for $2.6 million of the 1992 increase. Sales, marketing and administration expenses as a percentage of revenues declined slightly in 1993 and remained unchanged during 1992 compared to 1991.

Product development expenses increased $11.7 million and $10.0 million in 1993 and 1992, respectively. Acquired businesses account for approximately $9.8 million of the 1993 increase and $1.7 million of the 1992 increase. The balance of the 1993 and 1992 increases is attributable primarily to increased development spending in connection with the Company's employee benefit systems products and, in 1992, the Company's derivative systems products. In addition, development costs capitalized were $2.5 million and $1.5 million in 1993 and 1992, respectively.

Depreciation of property and equipment increased $3.6 million and $1.5 million in 1993 and 1992, respectively. Acquired businesses, net of the product line sold, account for approximately $1.8 million of the 1993 increase. Acquired businesses account for approximately $0.6 million of the 1992 increase. The balance of the 1993 and 1992 increases is attributable primarily to DRS capital expenditures.

Amortization of intangible assets increased $2.0 million and $1.9 million in 1993 and 1992, respectively. The 1993 increase is comprised of the net impact of acquired businesses, the product line sold and intangible assets that became fully amortized. The 1992 increase is due to acquired businesses and accelerated amortization of certain intangible assets.

Interest income in 1993 was approximately the same as in 1992 because the average amount of cash and short-term investments was comparable in both years. During 1993, the Company continued to invest a portion of excess cash and investments in tax-free instruments. Interest expense declined in 1993 by $4.4 million due to the conversion of the Company's subordinated convertible debentures (Debentures) on May 12, 1993 (see Note 4 of Notes to Consolidated Financial Statements).

The Company's effective tax rate was 39.1% and 43.2% in 1993 and 1992, respectively. The 1993 effective tax rate was lower than in 1992 due primarily to a lower effective tax rate associated with the gain on the sale of the product line.

The Company believes that its business is not seasonal; nevertheless, the timing and magnitude of software sales, commitments for equipment and facilities, product development efforts and disaster recovery activities may cause profitability to fluctuate from one quarter to another.

The Company believes that inflation has not had a material impact on its results of operations to date.

Liquidity and Capital Resources

At December 31, 1993, cash and short-term investments increased $1.4 million, to $84.8 million from $83.4 million at December 31, 1992. Cash flow from operations decreased approximately $2.1 million in 1993 due primarily to an increase in working capital requirements.

During 1993, cash paid for acquired businesses was approximately $30.8 million. Cash received from the sale of assets includes $11.1 million received in connection with the sale of the product line.

Capital expenditures in 1993 increased approximately $11.1 million from 1992 due primarily to capital requirements for the Company's DRS and CS businesses, including approximately $7.5 million in connection with the purchase of a data center facility to house the CS business operations. The Company's capital spending for property and equipment during 1994 is expected to be slightly lower than 1993 spending.

On May 12, 1993, $86.1 million of the Company's $86.25 million Debentures were converted into 3,309,803 shares of common stock of the Company. On May 24, 1993, the remainder of the Debentures was redeemed at par plus a premium of 5.78%. Also, on April 15, 1993, the Company established $25.0 million of revolving credit facilities. As of December 31, 1993, no borrowings had been made under these facilities.

At December 31, 1993, the Company's remaining commitments consisted primarily of operating leases for computer equipment and facilities aggregating $112.6 million, of which $38.0 million will be paid in 1994. The Company believes that its existing cash resources, cash generated from operations and borrowing capacity will be sufficient to meet its operating, capital spending and debt service requirements.

- --------------------------------------------------------------------------------

Report of Independent Accountants

To The Board of Directors and Stockholders
SunGard Data Systems Inc.

We have audited the accompanying consolidated balance sheets of SunGard Data Systems Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunGard Data Systems Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


                                                  COOPERS & LYBRAND

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 10, 1994

SunGard Data Systems Inc. and Subsidiaries

Consolidated Statements of Income

In thousands, except per share amounts

                                                                      Year Ended December 31,
                                                              ----------------------------------------
                                                                1993            1992            1991
                                                              --------        --------        --------
Revenues                                                      $381,372        $324,570        $283,550
                                                              --------        --------        --------
Costs and expenses:
        Cost of sales and direct operating                     173,111         152,853         140,541
        Sales, marketing and administration                     76,968          67,117          59,638
        Product development                                     35,071          23,361          13,400
        Depreciation of property and equipment                  20,383          16,736          15,165
        Amortization of intangible assets                       16,194          14,167          12,315
                                                              --------        --------        --------
                                                               321,727         274,234         241,059
                                                              --------        --------        --------

Income from operations                                          59,645          50,336          42,491
        Gain on sale of product line                             4,071               -               -
        Interest income                                          2,850           2,899           3,903
        Interest expense                                        (3,375)         (7,820)         (8,060)
                                                              --------        --------        --------
Income before income taxes                                      63,191          45,415          38,334
        Provision for income taxes                              24,717          19,607          16,867
                                                              --------        --------        --------
Net income                                                    $ 38,474        $ 25,808        $ 21,467
                                                              ========        ========        ========


Net income per common share:
        Primary                                                 $ 2.14          $ 1.65          $ 1.40
                                                              ========        ========        ========
        Fully diluted                                           $ 2.09          $ 1.59          $ 1.36
                                                              ========        ========        ========

Shares used to compute net income per common share:
        Primary                                                 17,958          15,647          15,375
                                                              ========        ========        ========
        Fully diluted                                           19,176          18,991          18,720
                                                              ========        ========        ========

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands, except per share amounts

                                                                    December 31,
                                                             ------------------------
                                                                1993            1992
                                                             ---------      ---------
Assets
Current:
        Cash and equivalents                                 $ 51,955        $ 60,097
        Short-term investments                                 32,824          23,312
        Trade receivables, less allowance for
         doubtful accounts of $6,969 and $4,491                74,053          59,016
        Earned but unbilled receivables                        12,213           9,133
        Prepaid expenses and other current assets              13,895          12,970
        Deferred income taxes                                   5,690           6,327
                                                             --------        --------
                Total current assets                          190,630         170,855

Property and equipment, less accumulated depreciation of
 $85,098 and $77,863                                           77,556          59,577
Software products, less accumulated amortization of
 $37,931 and $32,908                                           27,615          27,452
Goodwill, less accumulated amortization of
 $11,888 and $11,625                                           84,852          84,271
Other intangible assets, less accumulated amortization of
 $14,535 and $10,416                                           37,482          23,425
                                                             --------        --------
                                                             $418,135        $365,580
                                                             ========        ========
Liabilities and Stockholders' Equity
Current:
        Short-term and current portion of long-term debt     $  3,162        $  3,147
        Accounts payable                                        7,191           8,256
        Accrued compensation and benefits                      19,466          17,335
        Other accrued expenses                                 11,528           9,616
        Accrued income taxes                                    4,069           6,017
        Deferred revenues                                      45,633          33,369
                                                             --------        --------
                Total current liabilities                      91,049          77,740
                                                             --------        --------

Long-term debt                                                  3,361          86,643
                                                             --------        --------
Deferred income taxes                                           6,765          11,298
                                                             --------        --------
Commitments
Stockholders' equity:
        Preferred stock, par value $.01 per share; 5,000
          shares authorized                                         -               -
        Common stock, par value $.01 per share; 30,000
          shares authorized; 18,801 and 15,264 issued             188             153
        Capital in excess of par value                        161,149          72,345
        Restricted stock plans                                 (2,156)         (3,443)
        Retained earnings                                     162,034         123,560
        Foreign currency translation adjustment                (4,041)         (2,714)
                                                             --------        --------
                                                              317,174         189,901
        Treasury stock, at cost, 6 shares and 1 share            (214)             (2)
                                                             --------        --------
                Total stockholders' equity                    316,960         189,899
                                                             --------        --------
                                                             $418,135        $365,580
                                                             ========        ========

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc. and Subsidiaries

Consolidated Statements of Cash Flows

In thousands

                                                                      Year Ended December 31,
                                                             ----------------------------------------
                                                               1993            1992            1991
                                                             --------        --------        --------
Cash Flow From Operations
        Net income                                           $ 38,474        $ 25,808        $ 21,467
        Reconciliation of net income to cash flow from
        operations:
                Depreciation and amortization                  36,577          30,903          27,480
                Net gain on sale of product line               (3,371)            -               -
                Charges for stock incentive plans               1,432           2,678           1,450
                Accretion of imputed interest and other
                  noncash charges                                (272)            816             287
                Deferred income tax provision                     710          (2,948)         (3,295)
                                                             --------        --------        --------
                                                               73,550          57,257          47,389

        Cash provided by (used for) working capital, net
          of effect of acquired businesses and sale of
          product line:
                Accounts receivable and other current assets  (19,574)         (4,902)        (11,136)
                Accounts payable and accrued expenses            (190)          7,538           2,749
                Deferred revenues                               6,590           2,559           6,878
                                                             --------        --------        --------
                Cash flow from operations                      60,376          62,452          45,880
                                                             --------        --------        --------
Financing Activities
        Proceeds from employee stock plans                      4,034           2,977             241
        Purchase of treasury stock                             (2,406)         (1,469)           (604)
        Repayments of short-term and long-term debt            (2,530)         (1,076)        (22,034)
                                                             --------        --------        --------
                Total financing activities                       (902)            432         (22,397)
                                                             --------        --------        --------
Long-Term Investment Activities
        Cash paid for acquired businesses, net                (30,808)        (22,370)         (8,914)
        Cash paid for property and equipment                  (35,079)        (24,017)        (15,294)
        Cash paid for software and other intangible assets     (4,139)         (3,192)         (2,044)
        Cash received from sale of assets                      11,923             605             779
                                                             --------        --------        --------
                Total long-term investment activities         (58,103)        (48,974)        (25,473)
                                                             --------        --------        --------
Increase (decrease) in cash and equivalents
        before short-term investment activities                 1,371          13,910          (1,990)
Short-Term Investment Activities
        Purchase of short-term investments                    (31,140)        (28,536)        (28,597)
        Maturities of short-term investments                   21,627          18,595          15,226
                                                             --------        --------        --------
Increase (decrease) in cash and equivalents                    (8,142)          3,969         (15,361)
Beginning cash and equivalents                                 60,097          56,128          71,489
                                                             --------        --------        --------
Ending cash and equivalents                                  $ 51,955        $ 60,097        $ 56,128
                                                             ========        ========        ========
Supplemental Disclosure of Cash Flow Information
        Reduction in long-term debt, net of debt
        issuance costs, resulting from conversion of
        subordinated convertible debentures into
        common stock                                         $(83,993)            -               -
                                                             ========        ========        ========
        Interest paid                                        $  4,369        $  7,758        $  7,637
                                                             ========        ========        ========
        Income taxes paid                                    $ 24,431        $ 20,188        $ 20,187
                                                             ========        ========        ========
        Acquired businesses:
                Property and equipment                       $  4,843        $  2,939        $  4,683
                Software products                               4,872           8,547           2,781
                Goodwill and other intangible assets           30,596          16,574           2,523
                Debt assumed or created                        (2,963)         (2,914)           (172)
                Deferred income taxes                             -            (4,311)            -
Net current assets acquired (liabilities assumed)              (6,540)          1,535            (901)
                                                             --------        --------        --------
        Cash paid for acquired businesses,
          net of cash acquired                               $ 30,808        $ 22,370        $  8,914
                                                             ========        ========        ========

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

In thousands, except per share amounts

                                    Common Stock                                        Foreign     Treasury Stock
                                   ---------------    Capital in  Restricted            Currency    ------------------
                                   Number of  Par     Excess of     Stock     Retained Translation  Number of
                                    Shares   Value    Par Value     Plans     Earnings  Adjustment   Shares      Cost      Total
                                  ---------- -----    ---------     -----     -------- -----------  ---------    ----      -----
Balances, December 31, 1990         15,093    $151    $ 69,592    $(5,735)    $ 76,285  $     -        (2)    $   (27)   $140,266
  Net income                            -        -           -          -       21,467        -         -           -      21,467
  Shares issued under restricted
   stock plans                         33        -         572       (572)           -        -         -           -           -
  Restricted stock incentive plan
   shares repurchased to satisfy
   tax withholding                      -        -           -          -            -        -        (1)        (16)        (16)
  Purchase of common stock              -        -           -          -            -        -       (35)       (588)       (588)
  Shares issued under stock option
   and stock purchase plans, net       11        -         (39)         -            -        -        17         280         241
  Compensation expense related to
   restricted stock plans               -        -           -      1,450            -        -         -           -       1,450
  Foreign currency translation
   adjustment                           -        -           -          -            -      178         -           -         178
                                   ------     ----    --------    -------     --------  -------       ---     -------    --------
Balances, December 31, 1991        15,137      151      70,125     (4,857)      97,752      178       (21)       (351)    162,998
  Net income                            -        -           -          -       25,808        -         -           -      25,808
  Purchase of common stock              -        -           -          -            -        -       (58)     (1,469)     (1,469)
  Shares issued under stock option
   and stock purchase plans           127        2       1,630          -            -        -        78       1,818       3,450
  Compensation expense related to
   restricted stock plans               -        -           -      1,414            -        -         -           -       1,414
  Income tax benefit arising from
   transactions in common stock
   options                              -        -         590          -            -        -         -           -         590
  Foreign currency translation
   adjustment                           -        -           -          -            -   (2,892)        -           -      (2,892)
                                   ------     ----    --------    -------     --------  -------       ---     -------    --------
Balances, December 31, 1992        15,264      153      72,345     (3,443)     123,560   (2,714)       (1)         (2)    189,899
   Net income                           -        -           -          -       38,474        -         -           -      38,474
   Shares issued upon conversion
    of convertible subordinated
    debentures                      3,310       33      84,167          -            -        -         -           -      84,200
   Shares issued under restricted
    stock plans                         5        -         145       (145)           -        -         -           -           -
   Purchase of common stock             -        -           -          -            -        -       (69)     (2,406)     (2,406)
   Shares issued under stock option
    and stock purchase plans          222        2       3,310          -            -        -        64       2,194       5,506
   Compensation expense related to
    restricted stock plans              -        -           -      1,432            -        -         -           -       1,432
   Income tax benefit arising from
    transactions in common stock
    options                             -        -       1,182          -            -        -         -           -       1,182
   Foreign currency translation
    adjustment                          -        -           -          -            -   (1,327)        -           -      (1,327)
                                   ------     ----    --------    -------     --------  -------       ---     -------    --------
Balances, December 31, 1993        18,801     $188    $161,149    $(2,156)    $162,034  $(4,041)       (6)    $  (214)   $316,960
                                   ======     ====    ========    =======     ========  =======       ===     =======    ========

                                      31

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

SunGard Data Systems Inc. (the Company), through its wholly owned subsidiaries, operates in a single industry segment providing computer services, principally proprietary processing services and software to the financial services industry and computer disaster recovery services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

Revenues from disaster recovery, software maintenance and remote processing services are recognized as the related service is provided. License fee revenues from proprietary products are generally recognized upon the signing of a contract and delivery of the product. In those instances where the Company provides training, installation and other post-delivery services, a portion of the contract price is deferred and recognized as the services are provided. Revenues from fixed-fee contracts requiring a significant amount of program modification or customization are recognized based on the estimated percentage of completion. Changes in estimated costs during the course of the contract are reflected in the period in which the facts become known.

Cash Equivalents and Short-Term Investments

Cash in excess of daily requirements is invested primarily in institutional money market funds, commercial paper, time deposits, certificates of deposit and short-term bonds. Investments purchased with a maturity of three months or less are considered cash equivalents. Investments purchased with a maturity of more than three months are considered short-term investments. All investments are stated at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of temporary cash and short-term investments and trade receivables. The Company places its temporary cash and short-term investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution and industry. The Company sells a significant portion of its products and services to the U.S. banking industry and, although the Company could be directly affected by the well-being of the U.S. banking industry in general, the Company does not believe significant credit risk existed at December 31, 1993. Trade receivables are stated at estimated net realizable value, which approximates fair value.

Property and Equipment

Property and equipment are recorded at cost, and depreciation is provided on the straight-line method over the estimated useful lives of the related assets (two to eight years for equipment and ten to forty years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter.

Foreign Currency Translation

The functional currency of each of the Company's foreign operations is the local currency of the country in which the operation is headquartered. Accordingly, all assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates during the period. Increases and decreases in net assets resulting from foreign currency translation are reported as a separate component of stockholders' equity. Transaction gains and losses are included in the results of operations and are not material.

Software Development and Product Costs

Product development costs are charged to expense as incurred and consist primarily of design and development costs of new products and significant enhancements incurred prior to the establishment of a product's technological feasibility and of routine maintenance of proprietary software products.

Costs associated with purchased software, software acquired through business acquisitions, and new products and enhancements to existing products that meet technological feasibility and recoverability tests are capitalized and amortized over the estimated useful lives of the related products, generally five to ten years, using the straight-line method or the ratio of current revenues to current and anticipated revenues from such software, whichever provides the greater amortization. Amortization of all software products aggregated $8,564,000,$7,227,000 and $6,955,000 during 1993, 1992 and 1991, respectively.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on the straight-line method over periods ranging from ten to forty years.

Other Intangible Assets

Other intangible assets consist primarily of certain acquired contract rights, which are amortized on the straight-line method over their estimated remaining lives, not exceeding twenty years.

Income Taxes

Effective January 1, 1992, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial and tax bases of assets and liabilities using the currently enacted tax rates in effect during the years in which the differences are expected to reverse. The impact of implementing the provisions of Statement No. 109 did not have a material effect upon the Company's financial position or its results of operations.

Prior to 1992, the provision for income taxes was computed based on income and expenses included in the accompanying Consolidated Statements of Income. Differences between taxes computed based on financial statement income and taxes payable under applicable tax regulations were recorded as deferred tax assets and liabilities arising from timing differences.

Net Income Per Share

Primary net income per share is computed by dividing net income by the weighted-average number of common and common-equivalent shares outstanding.

Fully diluted net income per share is computed based on the assumption that all of the Company's convertible subordinated debentures were converted into common shares on the date of issue (see Note 4). For purposes of calculating fully diluted net income per share, net income is increased by the assumed incremental after-tax interest savings, and the weighted-average number of shares outstanding is increased by the additional common shares assumed to be issued upon conversion of the subordinated debentures.

2. Acquisitions and Dispositions

Purchase Transactions and Product Line Sale

During 1993, the Company completed eight business acquisitions. Four acquisitions were in the Company's investment support systems business and four were in its disaster recovery services business. Total cash paid in connection with the acquisitions was approximately $30,808,000, subject to certain adjustments. Goodwill recorded in connection with these acquisitions was approximately $11,700,000.

On February 5, 1993, the Company sold its automotive dealership systems product line, resulting in an after-tax gain of $3,371,000, or $0.18 per share, on a fully diluted basis.

Effective October 31, 1992, the Company completed the acquisition of AJL Holding AB (AJL), of Stockholm, Sweden, whose subsidiary Front Capital Systems AB is a developer and marketer of one of the world's leading front-office and analysis systems for exchange-traded and equity derivatives. The purchase price was approximately $7,900,000 in cash, plus a contingent payment of up to 50,000,000 Swedish Kronor (approximately $6,000,000 at December 31, 1993) depending upon AJL achieving certain financial results during the forty-two-month period ending April 30, 1996. The Consolidated Statements of Income include the results of AJL from November 1, 1992. Goodwill recorded in connection with this acquisition was approximately $4,200,000.

On July 31, 1992, the Company completed the acquisition of Shaw Data Services, Inc. and its affiliates (Shaw), the largest domestic provider of portfolio management and performance measurement systems and computer services to institutional investment organizations and investment advisors. The initial purchase price was approximately $14,500,000 in cash, subject to certain adjustments, plus a contingent payment of up to $15,000,000 depending upon Shaw achieving certain financial results during the three-year period ending July 31, 1995. The Consolidated Statements of Income include the results of Shaw from August 1, 1992. Goodwill recorded in connection with this acquisition was approximately $5,300,000.

During 1991, the Company paid a total of approximately $8,900,000 in connection with three acquisitions, one for each of its product groups.

Pro forma combined results of operations are not presented since the results of operations as reported in the accompanying Consolidated Statements of Income would not be materially different.

3. Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

                                         1993         1992
                                       --------    --------
Computer and telecommunications
  equipment                            $101,543    $ 86,937
Leasehold improvements                   21,771      20,031
Office furniture and equipment           19,102      17,266
Buildings and improvements               14,071       9,549
Land                                      2,491       1,427
Construction in progress                  3,676       2,230
                                       --------    --------
                                        162,654     137,440
Accumulated depreciation and
  amortization                          (85,098)    (77,863)
                                       --------    --------
                                       $ 77,556    $ 59,577
                                       ========    ========

 4. Long-Term Debt

Long-term debt consists of the following at December 31
(in thousands):

                                                 1993      1992
                                              --------   --------
Convertible subordinated debentures,
        net of unamortized debt issue
        costs                                 $    --    $ 84,141
Amount due former owners of
        acquired businesses                     2,705       2,857
Other, primarily capital lease
        obligations for computer equip-
        ment and buildings, interest
        ranging from 5.3% to 11%                3,818       2,792
                                              -------    --------
                                                6,523      89,790
Less current maturities                        (3,162)     (3,147)
                                              -------    --------
                                              $ 3,361    $ 86,643
                                              =======    ========

On April 22, 1993, the Company issued a Notice of Redemption for all of its $86,250,000 convertible subordinated debentures (Debentures). On May 12, 1993, $86,055,000 of the Debentures were converted into 3,309,803 shares of common stock of the Company at a conversion price of $26.00 per share. On May 24, 1993, the balance of $195,000 was redeemed at par plus a premium of 5.78%. On a pro forma basis, had the Debentures been converted on January 1, 1993, primary earnings per share would have approximated earnings per share on a fully diluted basis.

On April 15, 1993, the Company entered into two unsecured revolving credit agreements (Credit Agreements) that provide for up to $25,000,000 of revolving credit for a three-year period (renewable on an annual basis at the lenders' option) at an interest rate based upon LIBOR plus 0.75%, the CD rate plus 0.875%, or the Prime rate, at the Company's option. In order to remain eligible for borrowing under the Credit Agreements, the Company must, among other requirements, maintain a defined minimum tangible net worth and limit its other unsubordinated debt. There has been no borrowing under the Credit Agreements through December 31, 1993.

Annual maturities of long-term debt during the next five years are as follows:
1994-$3,162,000; 1995-$374,000; 1996-$358,000; 1997-$365,000 and 1998-
$365,000.

5. Stock Option and Award Plans

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, a maximum of 600,000 shares of common stock may be issued to substantially all full-time employees. Eligible employees may purchase a limited number of shares of common stock each quarter through payroll deductions at a purchase price equal to 85% of the closing price of the Company's common stock on the last business day of each calendar quarter. During 1993, 1992 and 1991, employees purchased 64,000, 63,000 and 71,000 shares, respectively, at average purchase prices of $30.06, $22.21 and $13.95 per share, respectively. At December 31, 1993, 269,000 common shares were reserved for issuance under this plan.

Restricted Stock Plans

On April 30, 1991, the stockholders approved the Company's Restricted Stock Award Plan for Outside Directors (RSAP). The RSAP provides for awards of up to 100,000 shares of the Company's common stock. Each outside director will automatically receive an initial award of 5,000 shares of the Company's common stock upon election to the Company's Board of Directors and, upon reelection as an outside director every fifth year thereafter, will automatically receive another 5,000 shares. Shares awarded under the RSAP are subject to certain transfer and forfeiture restrictions that lapse over a five-year vesting period. During 1993 and 1991, RSAP awards of 5,000 and 29,000 shares, respectively, were granted at weighted-average market values of $29.00 and $17.02 per share, respectively. There were no awards during 1992.

On May 1, 1990, the stockholders approved the Company's Restricted Stock Incentive Plan (RSIP). The RSIP provides for awards of up to 400,000 shares of the Company's common stock to key management employees. Shares awarded under the RSIP are subject to certain transfer and forfeiture restrictions that lapse over a five-year vesting period. During 1991, RSIP awards of 4,000 shares were granted at a weighted-average market value of $17.75 per share. There were no awards during 1993 or 1992.

Unearned compensation expense related to the restricted stock plans is reported as a reduction of stockholders' equity in the accompanying consolidated financial statements. For accounting purposes, compensation expense is recorded ratably over the five-year period during which the shares are subject to transfer and forfeiture restrictions and is based on the market value on the award date less the par value of the shares awarded. Compensation expense related to these plans aggregated $1,432,000, $1,414,000 and $1,450,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Stock Option Plans

Under the Company's 1986 Stock Option Plan, options to purchase up to 1,000,000 shares of the Company's common stock may be issued to officers and key employees. These options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company's common stock on the date of grant. Options are granted for a ten-year term and become fully exercisable one year from the date of grant, subject to five-year vesting schedules.

Under the Company's 1982 Incentive Stock Option Plan, employees were granted options to purchase up to 1,047,000 shares of the Company's common stock at 100% of the fair value of the stock on the date of grant. Options were granted for a ten-year term and became exercisable in five cumulative annual installments of 20%, commencing one year from the date of grant.

The table below summarizes transactions under the Company's 1986 and 1982 stock option plans.

                                                                             Shares
                                                                      -----------------------
                                                                                      Under
                                                                      Available       Option
                                                                      ---------      --------
Balances at December 31, 1990 ($0.70 - $22.38 per share)                197,000      779,000
        Canceled ($14.00 - $22.38 per share)                            281,000     (281,000)
        Granted ($14.00 - $17.75 per share)                            (288,000)     288,000
        Exercised ($4.17 - $13.25 per share)                                 -       (11,000)
                                                                       --------     --------
Balances at December 31, 1991 ($0.70 - $18.00 per share)                190,000      775,000
        Expired                                                         (43,000)          -
        Granted ($22.38-$28.38 per share)                               (95,000)      95,000
        Exercised ($4.17 - $18.00 per share)                                 -       (88,000)
                                                                       --------     --------
Balances at December 31, 1992 ($0.70 - $28.38 per share)                 52,000      782,000
        Authorized                                                      250,000           -
        Canceled ($10.00 - $29.00 per share)                             40,000      (40,000)
        Granted ($29.00 - $39.00 per share)                             (65,000)      65,000
        Exercised ($0.70 - $23.38 per share)                                 -      (123,000)
                                                                       --------     --------
Balances at December 31, 1993 ($5.00 - $39.00 per share)                277,000      684,000
                                                                       ========     ========
Options exercisable at December 31, 1993                                             561,000
                                                                                    ========

Under the Company's 1988 Non-Qualified Stock Option Plan (the 1988 Plan), options to purchase up to 200,000 shares of the Company's common stock may be issued to officers and key employees of the Company at a price equal to the lower of $8.00 per share or 50% of the fair value of the Company's common stock on the date of grant. Stock appreciation rights may be granted with respect to options granted or outstanding. Upon exercise of stock appreciation rights, the holder will receive cash, common stock or a combination thereof, as determined by the Compensation Committee of the Board of Directors, equal to the difference between the increase in the market value and the underlying option price. Options and stock appreciation rights granted under the 1988 Plan expire ten years and five days from the date of grant.

Under a compensation arrangement with an executive officer of the Company, the executive had the right to receive options to purchase common stock of the Company under the 1988 Plan based on performance during the four-year period ended December 31, 1992. Based upon achieving the goals which were established in 1988, the executive received options to purchase a total of approximately 159,000 shares of the Company's common stock at $8.00 per share. Compensation expense related to this agreement was charged to income over the period earned and aggregated $1,264,000 and $467,000 for the years ended December 31, 1992 and 1991, respectively. There were no options granted during 1993.

6. Savings Plans

The Company and its subsidiaries maintain savings plans that cover substantially all employees. These plans generally provide that the Company will contribute a certain percentage of employee compensation or contributions up to a specified level. Company contributions charged to income under these plans aggregated $3,092,000, $2,466,000 and $1,972,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

7. Income Taxes

Effective January 1, 1992, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The implementation of the provisions of Statement No. 109 did not have a material effect upon the Company's financial position or results of operations. Prior-year financial statements have not been restated to apply the provisions of Statement No. 109.

Statement No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between financial and tax bases of assets and liabilities using currently enacted tax rates in effect during the years in which the differences are expected to reverse.

The provisions for income taxes for the years ended December 31, 1993, 1992 and 1991 consist of the following (in thousands):

                                1993            1992            1991
                              -------         -------         -------
Current
        Federal               $18,592         $17,425         $16,285
        State                   5,415           5,130           3,877
                              -------         -------         -------
                               24,007          22,555          20,162
                              -------         -------         -------
Deferred
        Federal                   479          (2,306)         (2,680)
        State                     231            (642)           (615)
                              -------         -------         -------
                                  710          (2,948)         (3,295)
                              -------         -------         -------
                              $24,717         $19,607         $16,867
                              =======         =======         =======

The principal sources of temporary differences for 1993 and 1992 and timing differences for 1991 that gave rise to deferred taxes and their tax effects for the years ended December 31, 1993, 1992 and 1991 follow (in thousands):

                                        1993           1992         1991
                                      -------        -------      -------
Accrued liabilities not currently
        deductible                    $ 1,982        $(1,619)     $(1,632)
Restricted stock plans                   (541)          (509)        (502)
Software development costs                360             76         (414)
Depreciation and amortization              (3)          (500)        (449)
Allowance for doubtful accounts        (1,041)          (376)        (302)
Other, net                                (47)           (20)           4
                                      -------        -------      -------
                                      $   710        $(2,948)     $(3,295)
                                      =======        =======      =======

Differences between income tax expense at the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows (in thousands):

                                                  1993       1992       1991
                                                -------    -------    -------
Tax at federal statutory rate                   $22,117    $15,441    $13,034
State income taxes, net of federal benefit        3,670      2,962      2,153
Amortization of intangible assets                 1,009      1,013      1,089
Tax-free interest                                  (817)      (818)        --
Foreign taxes                                       210        160         80
Product line sale                                (1,013)        --         --
Other, net                                         (459)       849        511
                                                -------    -------    -------
                                                $24,717    $19,607    $16,867
                                                =======    =======    =======
Effective income tax rate                          39.1%      43.2%      44.0%
                                                =======    =======    =======

Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes were recorded as of December 31, 1993 and 1992 (in thousands):


                                            1993      1992
                                           -------   -------
Current
        Accounts receivable                $ 2,927   $ 1,796
        Accrued compensation and benefits    2,572     3,228
        Other accrued expenses                 797     1,868
        Restricted stock plans                (606)     (565)
                                           -------   -------
                                           $ 5,690   $ 6,327
                                           =======   =======

Long-Term
        Property and equipment             $  (654)  $   (141)
        Intangible assets                   (5,811)   (10,342)
        Restricted stock plans                (300)      (815)
                                           -------   --------
                                           $(6,765)  $(11,298)
                                           =======   ========

8. Royalty Income

In 1986, the Company sold a software product to Electronic Data Systems Corporation (EDS). Under the terms of the agreement, EDS made an initial payment of $2,000,000 and agreed to pay additional royalties of $10,000 per system installation licensed by EDS, up to a maximum of $15,000,000.

The accompanying Consolidated Statements of Income include revenues of $632,000, $1,189,000 and $1,911,000 derived from EDS for the years ended December 31, 1993, 1992 and 1991, respectively. Cumulative royalties recognized under this agreement were $8,670,000 at December 31, 1993.

9. Export Sales

The Company's domestic operations recorded revenues from international software license, maintenance and professional services of approximately $29,061,000, $32,501,000 and $28,177,000 for the years ended December 31,
1993, 1992 and 1991, respectively.

10. Commitments

The Company leases a substantial portion of its computer equipment and facilities under operating leases. Future minimum rentals under operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993 follow (in thousands):

                1994                  $ 38,012
                1995                    29,817
                1996                    17,467
                1997                    10,841
                1998                     7,053
                Thereafter               9,441
                                      --------
                                      $112,631
                                      ========

Rent expense aggregated $40,914,000, $38,130,000 and $37,923,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Equipment and software maintenance expense aggregated $15,117,000, $11,763,000 and $9,953,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

SunGard Data Systems Inc. and Subsidiaries

Selected Financial Information *

In thousands, except per share amounts

                                                       1989     1990      1991      1992      1993
                                                    -------------------------------------------------
Income Statement Data
        Revenues                                    $201,093  $262,108  $283,550  $324,570  $381,372
        Income from operations                        28,022    40,330    42,491    50,336    59,645
        Net income                                    17,119    20,480    21,467    25,808    38,474
        Dividends on preferred stock                      32        --        --        --        --
        Net income per share:
          Primary                                       1.22      1.35      1.40      1.65      2.14
          Fully diluted                                 1.22      1.34      1.36      1.59      2.09

Balance Sheet Data
        Total assets                                $193,430  $302,687  $313,459  $365,580  $418,135
        Total notes payable and long-term debt        37,287   109,232    87,820    89,790     6,523
        Stockholders' equity                         116,178   140,266   162,998   189,899   316,960

*See Note 2 of Notes to Consolidated Financial Statements. 1993 includes after-tax gain on sale of product line of $3,371, or $0.18 per share, on a fully diluted basis.

                  INDEX OF EXHIBITS FILED WITH THIS REPORT


NUMBER                                   DOCUMENT
- ------    ---------------------------------------------------------------------
10.16     The Company's 1994 Equity Incentive Plan./(1)/

10.17     Summary Description of the Company's Annual Executive Incentive
          Compensation Program./(1)/

10.18     Summary Description of the Company's Long-Term Executive Incentive
          Compensation Plan./(1)/

11.1      Statement Re Computation of Per Share Earnings.

21.1      Subsidiaries of the Registrant.

23.1 Consent of Independent Accountants, regarding the Company's consolidated financial statements and financial statement schedules
          (included at page 21 of this Report).

- -----------

(1)       Management contract or compensatory plan or arrangement.