Form 10-Q
period 1994-03-31
SUNGARD DATA SYSTEMS INC
filed 1994-05-13
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994 or
                                                              --------------

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

          Commission file number 0-14232


                       SunGard/(R)/ Data Systems Inc.
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Delaware                                     51-0267091
 ----------------------------------            --------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)



                 1285 Drummers Lane, Wayne, Pennsylvania 19087
                 ---------------------------------------------
          (Address of principal executive offices, including zip code)



                               (610) 341-8700
         ---------------------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---      ---

There were 18,830,944 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 1994.

                           SunGard Data Systems Inc.
                                And Subsidiaries


                                     Index

                                                                     Page
                                                                     ----
Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 1994
         (unaudited) and December 31, 1993..........................  1

         Consolidated Statements of Income for the three months
         ended March 31, 1994 and 1993 (unaudited)..................  2

         Supplemental Income Statement Information for the three
         months ended March 31, 1994 and 1993 (unaudited)...........  2

         Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993 (unaudited)..................  3

         Notes to Consolidated Financial Statements (unaudited).....  4

         Calculation of Net Income Per Share (unaudited)............  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation...................................  6


Part II. Other Information

Item 1.  Legal Proceedings..........................................  9

Item 2.  Changes in Securities......................................  9

Item 3.  Defaults upon Senior Securities............................  9

Item 4.  Submission of Matters to a Vote of Security Holders........  9

Item 5.  Other Information..........................................  9

Item 6.  Exhibits and Reports on Form 8-K...........................  9

Signatures ......................................................... 10

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
- - ----------------------------

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                            March 31,
                                                                                              1994           Dec. 31,
                                                                                           (Unaudited)         1993
                                                                                           -----------      ----------
Assets
Current:
   Cash and equivalents.................................................................  $    57,310     $    51,955
   Short-term investments, at cost, which approximates market...........................       39,703          32,824
   Trade receivables, less allowance for doubtful accounts of $7,387 and $6,969.........       72,995          74,053
   Earned but unbilled receivables......................................................       11,493          12,213
   Prepaid expenses and other current assets............................................       15,142          13,895
   Deferred income taxes................................................................        5,983           5,690
                                                                                            ----------      ----------
       Total current assets.............................................................      202,626         190,630
Property and equipment, less accumulated depreciation of $90,125 and $85,098............       80,326          77,556
Software products, less accumulated amortization of $40,247 and $37,931.................       26,115          27,615
Goodwill, less accumulated amortization of $12,623 and $11,888..........................       84,196          84,852
Other assets, less accumulated amortization of $16,224 and $14,535......................       36,233          37,482
                                                                                            ----------      ----------
                                                                                          $   429,496     $   418,135
                                                                                            ==========      ==========

Liabilities and Stockholders' Equity
Current:
   Current portion of long-term debt....................................................  $     2,927     $     3,162
   Accounts payable.....................................................................        5,912           7,191
   Accrued compensation and benefits....................................................       13,499          19,466
   Other accrued expenses...............................................................       13,495          11,528
   Accrued income taxes.................................................................       10,146           4,069
   Deferred revenues....................................................................       46,613          45,633
                                                                                            ----------      ----------
       Total current liabilities........................................................       92,592          91,049
                                                                                            ----------      ----------
Long-term debt..........................................................................        3,422           3,361
                                                                                            ----------      ----------
Deferred income taxes...................................................................        5,741           6,765
                                                                                            ----------      ----------
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized...................            -               -
   Common stock, par value $.01 per share; 30,000 shares authorized;
      18,831 and 18,801 issued..........................................................          188             188
   Capital in excess of par value.......................................................      161,528         161,149
   Restricted stock plans...............................................................       (1,795)         (2,156)
   Retained earnings....................................................................      171,457         162,034
   Foreign translation adjustment.......................................................       (3,637)         (4,041)
                                                                                            ----------      ----------
                                                                                              327,741         317,174
   Treasury stock, at cost, 0 and 6 shares..............................................            -            (214)
                                                                                            ----------      ----------
     Total stockholders' equity.........................................................      327,741         316,960
                                                                                            ----------      ----------
                                                                                          $   429,496     $   418,135
                                                                                            ==========      ==========


                            See accompanying notes

                         SunGard Data Systems Inc.
                     Consolidated Statements of Income
                  (In thousands, except per share amounts)
                                 Unaudited

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                         1994      1993
                                                       -------   -------
Revenues...........................................   $102,152   $ 87,514
                                                       -------    -------
Costs and expenses:
  Cost of sales and direct operating...............     45,898     40,682
  Sales, marketing and administration..............     21,168     17,795
  Product development..............................      9,195      7,868
  Depreciation of property and equipment...........      5,569      4,642
  Amortization of intangible assets................      4,811      3,631
                                                       -------    -------
                                                        86,641     74,618
                                                       -------    -------
Income from operations.............................     15,511     12,896
  Gain on sale of product line.....................          -      4,071
  Interest income..................................        683        711
  Interest expense.................................       (222)    (2,036)
                                                       -------    -------
Income before income taxes.........................     15,972     15,642
  Income taxes.....................................      6,549      5,501
                                                       -------    -------
Net income.........................................   $  9,423   $ 10,141
                                                       =======    =======
Net income per common share:
  Primary..........................................   $   0.49   $   0.64
                                                       =======    =======
  Fully diluted....................................   $   0.49   $   0.59
                                                       =======    =======

Shares used to compute net income per common share:
  Primary..........................................     19,262     15,788
                                                       =======    =======
  Fully diluted....................................     19,262     19,106
                                                       =======    =======


================================================================================

                          SunGard Data Systems Inc.
                  Supplemental Income Statement Information
                               (In thousands)
                                  Unaudited

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1994       1993
                                                       -------    ------
Revenues:
  Investment support systems.......................   $ 64,568   $ 56,047
  Disaster recovery services.......................     31,205     25,023
  Computer services and other......................      6,379      6,444
                                                       -------    -------
                                                      $102,152   $ 87,514
                                                       =======    =======

Income from operations:
  Investment support systems.......................   $ 10,658   $  8,900
  Disaster recovery services.......................      5,847      5,097
  Computer services and other......................        977        713
  Corporate administration.........................     (1,971)    (1,814)
                                                       -------    -------
                                                      $ 15,511   $ 12,896
                                                       =======    =======
Operating margin:
  Investment support systems.......................      16.5%      15.9%
                                                       =======    =======
  Disaster recovery services.......................      18.7%      20.4%
                                                       =======    =======
  Computer services and other......................      15.3%      11.1%
                                                       =======    =======
  Total............................................      15.2%      14.7%
                                                       =======    =======

                           See accompanying notes

                          SunGard Data Systems Inc.
                    Consolidated Statements of Cash Flows
                               (In thousands)
                                  Unaudited

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        1994       1993
                                                                      --------   -------
Cash flow from operations:
  Net income.....................................................     $ 9,423    $10,141
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization...............................      10,380      8,273
     Net gain on sale of product line............................           -     (3,371)
     Charges for incentive stock plans...........................         361        353
     Other noncash charges (credits).............................          89       (423)
     Deferred income tax benefit.................................        (503)       (44)
                                                                      -------    -------
                                                                       19,750     14,929
  Cash provided by (used for) working capital, net of effect of acquired businesses and sale of product line:
     Accounts receivable and other current assets................         553        144
     Accounts payable and accrued expenses.......................        (270)     5,528
     Deferred revenues...........................................         885     (1,058)
                                                                      -------    -------
       Cash flow from operations.................................      20,918     19,543
                                                                      -------    -------

Financing activities:
  Proceeds from employee stock plans.............................         433         17
  Repayments of notes payable and long-term debt.................        (169)       (51)
                                                                      -------    -------
       Total financing activities................................         264        (34)
                                                                      -------    -------

Long-term investment activities:
  Cash paid for acquired businesses..............................           -     (2,931)
  Cash paid for property and equipment...........................      (8,153)    (5,400)
  Cash paid for software and other assets........................        (795)      (183)
  Proceeds from sale of assets...................................           -     11,208
                                                                      -------    -------
       Total long-term investment activities.....................      (8,948)     2,694
                                                                      -------    -------
Increase in cash and equivalents before short-term investment
  activities.....................................................      12,234     22,203

Short-term investment activities:
  Purchase of short-term investments.............................     (19,819)    (2,602)
  Maturities of short-term investments...........................      12,940      5,755
                                                                      -------    -------
Increase in cash and equivalents.................................       5,355     25,356
Beginning cash and equivalents...................................      51,955     60,097
                                                                      -------    -------
Ending cash and equivalents......................................     $57,310    $85,453
                                                                      =======    =======
Supplemental  information:
  Acquired businesses:
     Property and equipment......................................           -      1,776
     Software products...........................................           -        969
     Goodwill and other intangible assets........................         184      1,336
     Net current assets acquired (liabilities assumed)...........        (184)    (1,150)
                                                                      -------    -------
Cash paid for acquired businesses................................     $     -    $ 2,931
                                                                      =======    =======

                            See accompanying notes

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

2. Effective April 30, 1994, the Company's disaster recovery business completed the acquisition of disaster recovery subscriber contracts and certain other assets of XL/DataComp Inc., a wholly-owned subsidiary of Storage Technology Corp. The acquisition is not expected to have a material effect on the Company's financial condition or results of operations.

3. On May 9, 1994, stockholders approved an increase to the number of authorized shares of common stock by 30 million shares, bringing total authorized shares of common stock to 60 million shares.

                           SunGard Data Systems Inc.
                      Calculation of Net Income Per Share
                   (In thousands, except per share amounts)
                                     Unaudited

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        1994       1993
                                                                      -------    -------
Primary:
     Average shares outstanding...................................     18,801     15,302

     Dilutive stock options, net of treasury shares...............        461        486
                                                                      -------    -------
     Adjusted shares outstanding..................................     19,262     15,788
                                                                      =======    =======

     Net income...................................................    $ 9,423    $10,141
                                                                      =======    =======

     Net income per share.........................................    $  0.49    $  0.64
                                                                      =======    =======

================================================================================================

Filly Diluted:
     Average shares outstanding...................................     18,801     15,302

     Assumed conversion of 8.25% subordinated debentures..........          -      3,317

     Dilutive stock options, net of treasury shares...............        461        487
                                                                      -------    -------
     Adjusted shares outstanding..................................     19,262     19,106
                                                                      =======    =======


     Net income...................................................    $ 9,423    $10,141

     Assumed interest expense savings on
        subordinated debentures, net of income taxes..............          -      1,084
                                                                      -------    -------
     Adjusted net income..........................................    $ 9,423    $11,225
                                                                      =======    =======

     Net income per share.........................................    $  0.49    $  0.59
                                                                      =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income from Operations:

     Investment Support Systems (ISS):

     The ISS operating margin increased during the three month period ended March 31, 1994, compared to the corresponding period in 1993, due primarily to an increase in software license revenues and a net improvement in margins of businesses acquired since 1992. The Company expects that the full year 1994 ISS operating margin will continue to improve for the balance of the year.

     Disaster Recovery Services (DRS):

     The DRS operating margin decreased during the first three months of 1994, compared to the corresponding period in 1993, due primarily to disaster fees generated as a result of the bombing of the World Trade Center in February 1993. The Company expects that the DRS operating margin will be lower for the full year 1994 compared to 1993 due principally to an increase in spending in connection with disaster recovery computer system upgrades.

     Computer Services and Other (CS):

     The CS operating margin increased during the three month period ended March 31, 1994, compared to the corresponding period in 1993, due primarily to an increase in revenues (excluding 1993 revenues from the product line sold). The Company expects that the CS operating margin will be higher for the full year 1994 compared to 1993.

     The Company believes that its business is not seasonal; nevertheless, the timing and magnitude of software sales, commitments for equipment and facilities, product development efforts and disaster recovery activities may cause profitability to fluctuate from one quarter to another.

Revenues:

     Total revenues for the three month period ended March 31, 1994 increased $14.6 million, or 17%, compared to the corresponding period in 1993. Acquired businesses, net of the 1993 product line sale, account for approximately $5.3 million of the increase. Recurring revenues derived from remote processing services, alternate-site services and software maintenance are $87.2 million and $75.7 million for the three month periods ended March 31, 1994 and 1993, respectively, representing 85% and 86% of consolidated revenues, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Revenues:
(Continued)

     Investment Support Systems:

     ISS revenues for the three month period ended March 31, 1994 increased $8.5 million, or 15%, compared to the corresponding period in 1993. Acquired businesses account for approximately $3.3 million of the increase. The remaining increase is attributable to increases in data processing and software maintenance revenues of $3.0 million and software license and professional services revenues of $2.2 million. The increase in software license revenues was principally in the Capital Markets Systems group.

     The Company expects that ISS revenues will increase during the remainder of 1994 compared to 1993. The Company believes that the trend of mergers in the financial services industry, especially banks and mutual funds, will continue, but it is unable to predict the overall effect, if any, future mergers may have.

     Disaster Recovery Services:

     DRS revenues for the three month period ended March 31, 1994 increased $6.2 million, or 25%, compared to the corresponding period in 1993. Acquired businesses account for approximately $3.0 million of the increase, and alternate-site services revenues resulting primarily from new contract signings and renewals account for the balance of the increase. The Company expects that DRS revenues will increase during the remainder of 1994 compared to 1993 due primarily to new contracts and acquired businesses.

     The Company believes that mainframe computer platforms will continue to play an integral role in data processing solutions for the foreseeable future and, therefore, will continue to provide a market for the Company's principal DRS services. In addition, the Company believes that midrange and client/server and local- and wide-area-network technologies increasingly will become components of distributed data processing systems, and that they represent incremental market opportunities for the DRS business.

     Computer Services and Other:

     CS revenues for the three month period ended March 31, 1994 decreased $0.1 million, or 1%, compared to the corresponding period in 1993. Excluding $1.0 million of 1993 revenues from the product line sold in February 1993, revenues increased $0.9 million due primarily to an increase in remote access computer services revenues. The Company expects that CS revenues will increase during the remainder of 1994 compared to 1993 as a result of the impact of new contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Costs and Expenses:

     Total costs and expenses for the three month period ended March 31, 1994 increased $12.0 million, or 16%, compared to the corresponding period in 1993.

     Cost of sales and direct operating expenses for the three month period ended March 31, 1994 increased $5.2 million, or 13%, compared to corresponding period in 1993. The increase is due primarily to acquired businesses, net of the product line sold, equipment upgrades, and servicing remote access customers.

     Sales, marketing and administration expenses for the three month period ended March 31, 1994 increased $3.4 million, or 19%, compared to the corresponding period in 1993. The increase is due primarily to acquired businesses, net of the product line sold, and expansion of sales and marketing efforts principally in the ISS and DRS businesses.

     Product development expenses for the three month period ended March 31, 1994 increased $1.3 million, or 17%, compared to the corresponding period in 1993. The increase is due primarily to acquired businesses and increased development spending in the Company's Capital Markets Systems and Trust and Shareholder Systems groups.

     Depreciation of property and equipment for the three month period ended March 31, 1994 increased $0.9 million, or 20%, compared to the corresponding period in 1993. The increase is due primarily to acquired businesses, net of the product line sold, and DRS and CS equipment additions.

     Amortization of intangible assets for the three month period ended March 31, 1994 increased $1.2 million, or 32%, compared to the corresponding period in 1993. The increase is due primarily to acquired businesses, net of the product line sold.

     Interest expense for the three month period ended March 31, 1994 decreased $1.8 million compared to the corresponding period in 1993 due primarily to the conversion of the Company's subordinated convertible debentures on May 12, 1993.

     The Company's effective income tax rate is higher in 1994 compared to 1993 due primarily to a lower effective tax rate associated with the gain on the 1993 sale of the product line.

Liquidity and Capital Resources:

     At March 31, 1994, cash and short-term investments increased $12.2 million to $97.0 million from $84.8 million at December 31, 1993. Capital expenditures for property and equipment were $8.2 million in the first quarter of 1994. The Company believes that existing cash resources and cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs for the foreseeable future. Furthermore, the Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.

Part II.  Other Information

          Item 1.  Legal Proceedings:  None

          Item 2.  Changes in Securities:  None

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders:  None

          Item 5.  Other Information:  None

          Item 6.  Exhibits and Reports on Form 8-K:

                    (a)  Exhibits:

                         Statement re: computation of per share earnings is included on page 5 of this report on Form 10-Q.

                    (b)  Reports on Form 8-K:  None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SunGard Data Systems Inc.



Date:  May 13, 1994                  By:       s/Michael J. Ruane
                                         --------------------------------
                                                 Michael J. Ruane
                                            Vice President-Finance and
                                              Chief Financial Officer
                                           (Principal Financial Officer)