Form 10-Q
period 1994-06-30
SUNGARD DATA SYSTEMS INC
filed 1994-08-12
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or
                                                              -------------

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

          COMMISSION FILE NUMBER 0-14232


                        SUNGARD/(R)/ DATA SYSTEMS INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                       51-0267091
      --------------------                            -------------------
 (State or other jurisdiction of               (IRS EmployerIdentification No.)
  incorporation or organization)



                 1285 DRUMMERS LANE, WAYNE, PENNSYLVANIA 19087
                 ---------------------------------------------
         (Address of principal executive offices, including zip code)



                                (610) 341-8700
                        -------------------------------
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

There were 18,852,210 shares of the registrant's common stock, par value $.01 per share, outstanding at June 30, 1994.

                           SUNGARD DATA SYSTEMS INC.
                               AND SUBSIDIARIES


                                     INDEX

                                                                        Page
                                                                        ----

Part I.   Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 1994
          (unaudited) and December 31, 1993..............................  1

          Consolidated Statements of Income for the six and three months ended June 30, 1994 and 1993 (unaudited).......................  2

          Supplemental Income Statement Information for the six and three months ended June 30, 1994 and 1993 (unaudited)................  2

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1994 and 1993 (unaudited).......................  3

          Notes to Consolidated Financial Statements
          (unaudited)....................................................  4

          Calculation of Net Income Per Share (unaudited)................  5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation.......................................  6


Part II.  Other Information

Item 1.   Legal Proceedings..............................................  9

Item 2.   Changes in Securities..........................................  9

Item 3.   Defaults upon Senior Securities................................  9

Item 4.   Submission of Matters to a Vote of Security Holders............  9

Item 5.   Other Information..............................................  9

Item 6.   Exhibits and Reports on Form 8-K...............................  9

Signatures............................................................... 11


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                        June 30,
                                                                                         1994        Dec. 31,
                                                                                      (Unaudited)      1993
                                                                                       ---------     ---------
Assets
Current:
   Cash and equivalents...........................................................     $  55,710     $  51,955
   Short-term investments, at cost, which approximates market.....................        39,033        32,824
   Trade receivables, less allowance for doubtful accounts of $7,313 and $6,969...        74,572        74,053
   Earned but unbilled receivables................................................        12,516        12,213
   Prepaid expenses and other current assets......................................        14,900        13,895
   Deferred income taxes..........................................................         6,284         5,690
                                                                                       ---------     ---------
       Total current assets.......................................................       203,015       190,630
Property and equipment, less accumulated depreciation of $95,099 and $85,098......        81,269        77,556
Software products, less accumulated amortization of $41,829 and $37,931...........        25,224        27,615
Goodwill, less accumulated amortization of $13,526 and $11,888....................        83,361        84,852
Other assets, less accumulated amortization of $17,744 and $14,535................        42,264        37,482
                                                                                       ---------     ---------
                                                                                       $ 435,133     $ 418,135
                                                                                       =========     =========


Liabilities and Stockholders' Equity
Current:
   Current portion of long-term debt..............................................     $   2,925     $   3,162
   Accounts payable...............................................................         6,003         7,191
   Accrued compensation and benefits..............................................        15,719        19,466
   Other accrued expenses.........................................................        12,949        11,528
   Accrued income taxes...........................................................         3,910         4,069
   Deferred revenues..............................................................        45,957        45,633
                                                                                       ---------     ---------
       Total current liabilities..................................................        87,463        91,049
                                                                                       ---------     ---------
Long-term debt....................................................................         3,405         3,361
                                                                                       ---------     ---------
Deferred income taxes.............................................................         4,935         6,765
                                                                                       ---------     ---------
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized.............             -             -
   Common stock, par value $.01 per share; 60,000 shares authorized;
      18,852 and 18,801 issued....................................................           189           188
   Capital in excess of par value.................................................       162,084       161,149
   Restricted stock plans.........................................................        (1,594)       (2,156)
   Retained earnings..............................................................       181,875       162,034
   Foreign translation adjustment.................................................        (3,144)       (4,041)
                                                                                       ---------     ---------
                                                                                         339,410       317,174
   Treasury stock, at cost, 2 and 6 shares........................................           (80)         (214)
                                                                                       ---------     ---------
     Total stockholders' equity...................................................       339,330       316,960
                                                                                       ---------     ---------
                                                                                       $ 435,133     $ 418,135
                                                                                       =========     =========

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                   Unaudited

                                                                Six Months Ended          Three Months Ended
                                                                    June 30,                   June 30,
                                                             -----------------------   -----------------------
                                                                1994         1993         1994         1993
                                                             ----------   ----------   ----------   ----------
Revenues..................................................   $  206,744   $  182,167   $  104,592   $   94,653
                                                             ----------   ----------   ----------   ----------

Costs and expenses:
  Cost of sales and direct operating......................       93,736       84,479       47,838       43,797
  Sales, marketing and administration.....................       41,678       36,657       20,510       18,862
  Product development.....................................       17,443       17,068        8,248        9,200
  Depreciation of property and equipment..................       11,358        9,412        5,789        4,770
  Amortization of intangible assets.......................        9,828        7,360        5,017        3,729
                                                             ----------   ----------   ----------   ----------
                                                                174,043      154,976       87,402       80,358
                                                             ----------   ----------   ----------   ----------
Income from operations....................................       32,701       27,191       17,190       14,295
  Gain on sale of product line............................            -        4,071            -            -
  Interest income.........................................        1,396        1,505          713          794
  Interest expense........................................         (468)      (3,006)        (246)        (970)
                                                             ----------   ----------   ----------   ----------
Income before income taxes................................       33,629       29,761       17,657       14,119
  Income taxes............................................       13,788       11,232        7,239        5,731
                                                             ----------   ----------   ----------   ----------
Net income................................................   $   19,841   $   18,529   $   10,418   $    8,388
                                                             ==========   ==========   ==========   ==========

Net income per common share:
  Primary.................................................   $     1.03   $     1.11   $     0.54   $     0.48
                                                             ==========   ==========   ==========   ==========
  Fully diluted...........................................   $     1.03   $     1.05   $     0.54   $     0.46
                                                             ==========   ==========   ==========   ==========

Shares used to compute net income per common share:
  Primary.................................................       19,266       16,709       19,250       17,629
                                                             ==========   ==========   ==========   ==========
  Fully diluted...........................................       19,267       19,125       19,254       19,143
                                                             ==========   ==========   ==========   ==========

================================================================================

                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                                (In thousands)
                                   Unaudited

                                                                Six Months Ended          Three Months Ended
                                                                     June 30,                  June 30,
                                                             -----------------------   -----------------------
Revenues:                                                       1994         1993         1994         1993
                                                             ----------   ----------   ----------   ----------
  Investment support systems..............................   $  129,172   $  117,687   $   64,604   $   61,640
  Disaster recovery services..............................       64,470       52,328       33,265       27,305
  Computer services and other.............................       13,102       12,152        6,723        5,708
                                                             ----------   ----------   ----------   ----------
                                                             $  206,744   $  182,167   $  104,592   $   94,653
                                                             ==========   ==========   ==========   ==========

Income from operations:
  Investment support systems..............................   $   21,449   $   19,440   $   10,791   $   10,540
  Disaster recovery services..............................       12,874       10,395        7,027        5,298
  Computer services and other.............................        2,117        1,007        1,140          294
  Corporate administration................................       (3,739)      (3,651)      (1,768)      (1,837)
                                                             ----------   ----------   ----------   ----------
                                                             $   32,701   $   27,191   $   17,190   $   14,295
                                                             ==========   ==========   ==========   ==========
Operating margin:

  Investment support systems..............................         16.6%        16.5%        16.7%        17.1%
                                                             ==========   ==========   ==========   ==========
  Disaster recovery services..............................         20.0%        19.9%        21.1%        19.4%
                                                             ==========   ==========   ==========   ==========
  Computer services and other.............................         16.2%         8.3%        17.0%         5.2%
                                                             ==========   ==========   ==========   ==========
  Total...................................................         15.8%        14.9%        16.4%        15.1%
                                                             ==========   ==========   ==========   ==========

                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                   Unaudited

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                     ----------------------
                                                                                                       1994         1993
                                                                                                     ---------    ---------
Cash flow from operations:
  Net income....................................................................................... $  19,841    $  18,529
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization.................................................................    21,186       16,772
     Net gain on sale of product line..............................................................         0       (3,371)
     Charges for incentive stock plans.............................................................       725          566
     Other noncash charges (credits)...............................................................       116         (657)
     Deferred income tax benefit...................................................................    (1,610)      (1,226)
                                                                                                     ---------    ---------
                                                                                                       40,258       30,613
  Cash provided by (used for) working capital, net of effect of acquired businesses and sale of product line:
     Accounts receivable and other current assets..................................................      (946)      (1,232)
     Accounts payable and accrued expenses.........................................................    (4,522)      (2,165)
     Deferred revenues.............................................................................      (115)      (3,615)
                                                                                                     ---------    ---------
       Cash flow from operations...................................................................    34,675       23,601
                                                                                                     ---------    ---------

Financing activities:
  Proceeds from employee stock plans...............................................................       618          817
  Repayments of notes payable and long-term debt...................................................      (199)      (2,286)
                                                                                                     ---------    ---------
       Total financing activities..................................................................       419       (1,469)
                                                                                                     ---------    ---------

Long-term investment activities:
  Cash paid for acquired businesses................................................................    (8,277)     (14,764)
  Cash paid for property and equipment.............................................................   (14,733)     (13,321)
  Cash paid for software and other assets..........................................................    (2,120)      (2,261)
  Proceeds from sale of assets.......................................................................       0       11,262
                                                                                                     ---------    ---------
       Total long-term investment activities.......................................................   (25,130)     (19,084)
                                                                                                     ---------    ---------

Increase in cash and equivalents before short-term investment activities...........................     9,964        3,048

Short-term investment activities:
  Purchase of short-term investments...............................................................   (30,627)     (14,400)
  Maturities of short-term investments.............................................................    24,418        8,643
                                                                                                     ---------    ---------
Increase in cash and equivalents...................................................................     3,755       (2,709)
Beginning cash and equivalents.....................................................................    51,955       60,097
                                                                                                     ---------    ---------
Ending cash and equivalents........................................................................ $  55,710    $  57,388
                                                                                                     =========    =========

Non-cash activities:
  Reduction of long-term debt, net of debt issuance costs, resulting from conversion of
    subordinated convertible debentures into common stock............................................       0      (83,993)
                                                                                                     =========    =========

Supplemental  information:
  Acquired businesses:
     Property and equipment........................................................................         0        3,733
     Software products.............................................................................         0        2,373
     Goodwill and other intangible assets..........................................................     8,759       14,426
     Debt assumed or created.......................................................................         0         (807)
     Net current assets acquired (liabilities assumed).............................................      (482)      (4,961)
                                                                                                     ---------    ---------
Cash paid for acquired businesses.................................................................. $   8,277    $  14,764
                                                                                                     =========    =========


                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

                           SunGard Data Systems Inc.
                      Calculation of Net Income Per Share
                   (In thousands, except per share amounts)
                                   Unaudited

                                                                  Six Months Ended        Three Months Ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
                                                                  1994         1993         1994         1993
                                                               ---------    ---------    ---------    ---------
Primary:
     Average shares outstanding............................       18,814       16,236       18,827       17,170

     Dilutive stock options, net of treasury shares........          452          473          423          459
                                                               ---------    ---------    ---------    ---------
     Adjusted shares outstanding...........................       19,266       16,709       19,250       17,629
                                                               =========    =========    =========    =========

     Net income............................................    $  19,841    $  18,529       10,418    $   8,388
                                                               =========    =========    =========    =========

     Net income per share..................................    $    1.03    $    1.11         0.54    $    0.48
                                                               =========    =========    =========    =========

===============================================================================================================

Fully Diluted:
     Average shares outstanding............................       18,814       16,236       18,827       17,170

     Assumed conversion of 8.25% subordinated debentures...            0        2,413            0        1,508

     Dilutive stock options, net of treasury shares........          453          476          427          465
                                                               ---------    ---------    ---------    ---------
     Adjusted shares outstanding...........................       19,267       19,125       19,254       19,143
                                                               =========    =========    =========    =========

     Net income............................................    $  19,841    $  18,529       10,418    $   8,388

     Assumed interest expense savings on
        subordinated debentures, net of income taxes.......            0        1,565            0          481
                                                               ---------    ---------    ---------    ---------
     Adjusted net income...................................    $  19,841    $  20,094       10,418    $   8,869
                                                               =========    =========    =========    =========

     Net income per share..................................    $    1.03    $    1.05         0.54    $    0.46
                                                               =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME FROM OPERATIONS:

    Investment Support Systems (ISS):

    The ISS operating margin increased slightly during the six month period ended June 30, 1994, compared to the corresponding period in 1993, due primarily to a net improvement in margins of businesses acquired since 1992. The ISS operating margin declined slightly during the three month period ended June 30, 1994, compared to the corresponding period in 1993, due primarily to lower software license revenues and the effects of the two most recent ISS acquisitions, which have historically lower margins than the rest of the Company's ISS businesses. The Company expects that the 1994 ISS operating margin will improve for the balance of the year.

    Disaster Recovery Services (DRS):

    The DRS operating margin increased during the six and three month periods ended June 30, 1994, compared to the corresponding periods in 1993. The six month increase was due primarily to businesses acquired since May 1993, substantially offset by higher 1993 disaster fees resulting from the bombing of the World Trade Center in February 1993. The three month increase was due primarily to businesses acquired during 1993. The Company expects that the DRS operating margin will remain at approximately 20% for the full year 1994.

    Computer Services and Other (CS):

    The CS operating margin increased during the six and three month periods ended June 30, 1994, compared to the corresponding periods in 1993, due primarily to an increase in revenues (excluding 1993 revenues from the product line sold), as well as the effect of a charge recorded in the second quarter of 1993 in connection with the move of certain Computer Services operations to a new facility in Voorhees, NJ. The Company expects that the CS operating margin will be higher for the full year 1994 compared to 1993.

    The Company believes that its business is not seasonal; nevertheless, the timing and magnitude of software sales, commitments for equipment and facilities, product development efforts and disaster recovery activities may cause profitability to fluctuate from one quarter to another.


REVENUES:

    Total revenues for the six and three month periods ended June 30, 1994 increased $24.6 million, or 13%, and $9.9 million, or 11%, compared to the corresponding periods in 1993. Acquired businesses, net of the 1993 product line sold, account for approximately $10.4 million and $5.1 million of the respective increases. Recurring revenues derived from remote processing services, alternate-site services and software maintenance are $176.0 million and $153.3 million for the six month periods ended June 30, 1994 and 1993, respectively, representing 85% and 84% of consolidated revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

REVENUES:
(Continued)

    Investment Support Systems:

    ISS revenues for the six and three month periods ended June 30, 1994 increased $11.5 million, or 10%, and $3.0 million, or 5%, compared to the corresponding periods in 1993. Acquired businesses account for approximately $4.9 million and $1.7 million of the respective increases. During the six month period, the remaining increase is attributable to increases in data processing and software maintenance revenues of $6.3 million and software license and professional services revenues of $0.3 million. In the three month period, the remaining increase is attributable to an increase in data processing and software maintenance revenues of $3.3 million, partially offset by a decline in software license and professional services revenues of $2.0 million. The decline in software license revenues during the three month period compared to the corresponding period in 1993 was due to a large software license sale in the second quarter of 1993.

    The Company expects that ISS revenues will increase during the remainder of 1994 compared to 1993. The Company believes that the trend of mergers in the financial services industry, especially banks and mutual funds, will continue, but it is unable to predict the overall effect, if any, future mergers may have.

    Disaster Recovery Services:

    DRS revenues for the six and three month periods ended June 30, 1994 increased $12.1 million, or 23%, and $6.0 million, or 22%, compared to the corresponding periods in 1993. Acquired businesses account for approximately $6.5 million and $3.5 million of the respective increases. Alternate-site services revenues resulting primarily from new contract signings and renewals account for the balance of the increases. The Company expects that DRS revenues will increase during the remainder of 1994 compared to 1993 due primarily to new contracts and acquired businesses.

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

    Computer Services and Other:

    CS revenues for the six and three month periods ended June 30, 1994 increased $1.0 million, or 8%, and $1.0 million, or 18%, compared to the corresponding periods in 1993. Excluding 1993 revenues from the product line sold in February 1993, revenues during the first six months of 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

REVENUES:
(Continued)

increased $1.9 million, or 17%, due primarily to an increase in remote access computer services revenues. The Company expects that CS revenues will increase during the remainder of 1994 compared to 1993 as a result of the impact of new contracts.

COSTS AND EXPENSES:

    Total costs and expenses for the six and three month periods ended June 30, 1994 increased $19.1 million and $7.0 million, or 12% and 9%, respectively, compared to the corresponding periods in 1993.

    Cost of sales and direct operating expenses for the six and three month periods ended June 30, 1994 increased $9.3 million and $4.0 million, or 11% an 9%, respectively, compared to corresponding periods in 1993. The increase is due primarily to acquired businesses, net of the product line sold, equipment upgrades, and servicing remote access customers.

    Sales, marketing and administration expenses for the six and three month periods ended June 30, 1994 increased $5.0 million and $1.6 million, or 14% and 9%, respectively, compared to the corresponding periods in 1993. The increase is due primarily to acquired businesses, net of the product line sold, and expansion of sales and marketing efforts principally in the DRS business.

    Product development expenses for the six month period ended June 30, 1994 increased $0.4 million, or 2%, compared to the corresponding period in 1993. During the three month period ended June 30, 1994, product development expenses declined $1.0 million, or 10%, compared to the corresponding period in 1993. The six month increase is due primarily to acquired businesses. The three month decline is due primarily to completion of a new release of a Trust and Shareholder systems product.

    Depreciation of property and equipment for the six month period ended June 30, 1994 increased $1.9 million, or 21%, compared to the corresponding period in 1993. The increase is due primarily to acquired businesses, net of the product line sold, and DRS and ISS equipment additions.

    Amortization of intangible assets for the six month period ended June 30, 1994 increased $2.5 million, or 34%, compared to the corresponding period in 1993. The increase is due primarily to acquired businesses, net of the product line sold.

    Interest expense for the six month period ended June 30, 1994 decreased $2.5 million compared to the corresponding period in 1993 due primarily to the conversion of the Company's subordinated convertible debentures on May 12, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

COSTS AND EXPENSES:
(Continued)

    The Company's effective income tax rate is higher for the six month period ended June 30, 1994 compared to the corresponding period in 1993 due primarily to a lower effective tax rate associated with the gain on the 1993 sale of the product line.

LIQUIDITY AND CAPITAL RESOURCES:

    At June 30, 1994, cash and short-term investments increased $9.9 million to $94.7 million from $84.8 million at December 31, 1993. Capital expenditures for property and equipment were $14.7 million during the first six months of 1994. The Company believes that existing cash resources and cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs for the foreseeable future. Furthermore, the Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings:  None

          Item 2.   Changes in Securities:  None

          Item 3.   Defaults Upon Senior Securities:  None

          Item 4.   Submission of Matters to a Vote of Security Holders:

                    (a) The 1994 Annual Meeting of Stockholders of the registrant was held on May 9, 1994.

                    (b) At the 1994 Annual Meeting, the following were elected as directors:

                              Gregory S. Bentley
                              Michael C. Brooks
                              Albert A. Eisenstat
                              Bernard Goldstein
                              James L. Mann
                              Michael Roth
                              Malcolm I. Ruddock
                              Lawrence J. Schoenberg

PART II.  OTHER INFORMATION
(Continued)

          Item 4.   Submission of Matters to a Vote of Security Holders:
                    (Continued)

                    (c) At the 1994 Annual Meeting, the following matters were voted upon and approved:

                          (i) Approval of an Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock by 30,000,000.

                                     15,254,272    votes in favor
                                        901,979    votes against
                                         16,564    votes abstaining

                         (ii) Approval of the Company's 1994 Equity Incentive Plan.

                                     12,697,673    votes in favor
                                      2,809,662    votes against
                                         28,830    votes abstaining

                         (iii) Ratification of the appointment of Coopers & Lybrand as the registrant's independent accountants for 1994.

                                     16,227,503    votes in favor
                                          5,157    votes against
                                         11,407    votes abstaining

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



                              SunGard Data Systems Inc.



Date:  August 12, 1994        By:          /s/ Michael J. Ruane
                                 --------------------------------------------
                                               Michael J. Ruane
                              Vice President-Finance and Chief Financial Officer
                                         (Principal Financial Officer)