Form 10-Q
period 1994-09-30
SUNGARD DATA SYSTEMS INC
filed 1994-11-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994 or
               ------------

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to________

               COMMISSION FILE NUMBER 0-14232


                           SUNGARD(R) DATA SYSTEMS INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                  51-0267091
- - -------------------------------------     ------------------------------------
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

There were 18,860,916 shares of the registrant's common stock, par value $.01 per share, outstanding at September 30, 1994.

                           SUNGARD DATA SYSTEMS INC.
                                AND SUBSIDIARIES


                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 1994
          (unaudited) and December 31, 1993......................................   1

          Consolidated Statements of Income for the nine and three months
          ended September 30, 1994 and 1993 (unaudited)..........................   2

          Supplemental Income Statement Information for the nine and three
          months ended September 30, 1994 and 1993 (unaudited)...................   2

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1994 and 1993 (unaudited)..........................   3

          Notes to Consolidated Financial Statements (unaudited).................   4

          Calculation of Net Income Per Share (unaudited)........................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation...............................................   6


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings......................................................   9

Item 2.   Changes in Securities..................................................   9

Item 3.   Defaults upon Senior Securities........................................   9

Item 4.   Submission of Matters to a Vote of Security Holders....................   9

Item 5.   Other Information......................................................   9

Item 6.   Exhibits and Reports on Form 8-K.......................................   9

SIGNATURES   ..................................................................... 10

LIST OF EXHIBITS   ............................................................... 11

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
- - ----------------------------

                           SUNGARD DATA SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                          Sept. 30
                                                                                                            1994        Dec. 31,
                                                                                                         (Unaudited)      1993
                                                                                                         -----------   ----------
ASSETS
Current:
 Cash and equivalents................................................................................... $   53,162    $  51,955
 Short-term investments, at cost, which approximates market.............................................     35,797       32,824
 Trade receivables, less allowance for doubtful accounts of $8,760 and $6,969...........................     77,868       74,053
 Earned but unbilled receivables........................................................................     12,104       12,213
 Prepaid expenses and other current assets..............................................................     14,695       13,895
 Deferred income taxes..................................................................................      7,111        5,690
                                                                                                          ----------    ---------
   Total current assets.................................................................................    200,737      190,630
Property and equipment, less accumulated depreciation of $101,254 and $85,098...........................     84,729       77,556
Software products, less accumulated amortization of $44,431 and $37,931.................................     26,013       27,615
Goodwill, less accumulated amortization of $14,273 and $11,888..........................................     96,122       84,852
Other tangible and intangible assets, less accumulated amortization of $19,917 and $14,535..............     55,791       37,482
                                                                                                          ----------    ---------
                                                                                                         $  463,392    $ 418,135
                                                                                                          ==========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
 Short-term and current portion of long-term debt....................................................... $    8,259    $   3,162
 Accounts payable.......................................................................................      9,200        7,191
 Accrued compensation and benefits......................................................................     18,345       19,466
 Other accrued expenses.................................................................................     13,705       11,528
 Accrued income taxes...................................................................................      6,790        4,069
 Deferred revenues......................................................................................     45,356       45,633
                                                                                                          ----------    ---------
   Total current liabilities............................................................................    101,655       91,049
                                                                                                          ----------    ---------
Long-term debt..........................................................................................      3,184        3,361
                                                                                                          ----------    ---------
Deferred income taxes...................................................................................      7,652        6,765
                                                                                                          ----------    ---------
Stockholders' equity:
 Preferred stock, par value $.01 per share; 5,000 shares authorized.....................................          -            -
 Common stock, par value $.01 per share; 60,000 shares authorized;
  18,861 and 18,801 issued..............................................................................        189          188
 Capital in excess of par value.........................................................................    162,023      161,149
 Restricted stock plans.................................................................................     (1,226)      (2,156)
 Retained earnings......................................................................................    192,619      162,034
 Foreign translation adjustment.........................................................................     (2,639)      (4,041)
                                                                                                          ----------    ---------
                                                                                                            350,966      317,174
 Treasury stock, at cost, 2 and 6 shares................................................................        (65)        (214)
                                                                                                          ----------    ---------
  Total stockholders' equity............................................................................    350,901      316,960
                                                                                                          ----------    ---------
                                                                                                         $  463,392    $ 418,135
                                                                                                          ==========    =========


                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED


                                                               Nine Months Ended               Three Months Ended
                                                                 September 30,                    September 30,
                                                           ------------------------        ------------------------
                                                               1994         1993              1994          1993
                                                           ----------    ----------        ----------    ----------
Revenues......................................            $  316,652    $  276,198        $  109,908    $   94,031
                                                           ----------    ----------        ----------    ----------
Costs and expenses:
  Cost of sales and direct operating..........               143,240       126,744            49,504        42,265
  Sales, marketing and administration.........                63,514        55,334            21,836        18,677
  Product development.........................                26,562        25,466             9,119         8,398
  Depreciation of property and equipment......                17,484        14,590             6,126         5,178
  Amortization of intangible assets...........                15,626        11,572             5,798         4,212
                                                           ----------    ----------        ----------    ----------
                                                             266,426       233,706            92,383        78,730
                                                           ----------    ----------        ----------    ----------
Income from operations........................                50,226        42,492            17,525        15,301
  Gain on sale of product line................                     -         4,071                 -             -
  Interest income.............................                 2,223         2,201               827           696
  Interest expense............................                  (610)       (3,184)             (142)         (178)
                                                           ----------    ----------        ----------    ----------
Income before income taxes....................                51,839        45,580            18,210        15,819
  Income taxes................................                21,254        17,719             7,466         6,487
                                                           ----------    ----------        ----------    ----------
Net income....................................            $   30,585    $   27,861        $   10,744    $    9,332
                                                           ==========    ==========        ==========    ==========
Net income per common share:
  Primary.....................................            $     1.59    $     1.59        $     0.56    $    0.49
                                                           ==========    ==========        ==========    ==========
  Fully diluted...............................            $     1.59    $     1.54        $     0.56    $    0.49
                                                           ==========    ==========        ==========    ==========
Shares used to compute net income per common share:
  Primary.....................................                19,256        17,529            19,251       19,171
                                                           ==========    ==========        ==========    ==========
  Fully diluted...............................                19,256        19,145            19,251       19,187
                                                           ==========    ==========        ==========    ==========


====================================================================================================================================

                           SUNGARD DATA SYSTEMS INC.
                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                (IN THOUSANDS)
                                   UNAUDITED

                                                               Nine Months Ended               Three Months Ended
                                                                 September 30,                    September 30,
                                                           ------------------------        ------------------------
                                                               1994         1993              1994          1993
                                                           ----------    ----------        ----------    ----------
Revenues:
 Investment support systems..................             $  195,872    $  176,674        $   66,700    $   58,987
 Disaster recovery services..................                100,683        81,206            36,213        28,878
 Computer services and other.................                 20,097        18,318             6,995         6,166
                                                           ----------    ----------        ----------    ----------
                                                          $  316,652    $  276,198        $  109,908    $   94,031
                                                           ==========    ==========        ==========    ==========
Income from operations:
 Investment support systems..................             $   31,896    $   28,035        $   10,447     $   8,595
 Disaster recovery services..................                 20,747        17,673             7,873         7,278
 Computer services and other.................                  3,411         1,985             1,294           978
 Corporate administration....................                 (5,828)       (5,201)           (2,089)       (1,550)
                                                           ----------    ----------        ----------    ----------
Operating margin:                                         $   50,226    $   42,492        $   17,525     $  15,301
                                                           ==========    ==========        ==========    ==========
 Investment support systems..................                  16.3%         15.9%             15.7%         14.6%
                                                           ==========    ==========        ==========    ==========
 Disaster recovery services..................                  20.6%         21.8%             21.7%         25.2%
                                                           ==========    ==========        ==========    ==========
 Computer services and other.................                  17.0%         10.8%             18.5%         15.9%
                                                           ==========    ==========        ==========    ==========
 Total.......................................                  15.9%         15.4%             15.9%         16.3%
                                                           ==========    ==========        ==========    ==========


                            See accompanying notes
                                       2

                           SUNGARD DATA SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   UNAUDITED

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                  ----------------------
                                                                                                     1994         1993
                                                                                                  ----------   ----------
CASH FLOW FROM OPERATIONS:
 Net income...................................................................................  $    30,585   $   27,861
 Reconciliation of net income to cash flow from operations:
  Depreciation and amortization...............................................................       33,110       26,162
  Net gain on sale of product line............................................................            -       (3,371)
  Charges for incentive stock plans...........................................................        1,094        1,072
  Other noncash charges (credits).............................................................          (25)        (865)
  Deferred income tax provision (benefit).....................................................       (3,072)       1,012
                                                                                                  ----------    ---------
                                                                                                     61,692       51,871
Cash provided by (used for) working capital, net of effect of acquired businesses and sale of product line:
  Accounts receivable and other current assets................................................       (3,248)      (6,000)
  Accounts payable and accrued expenses.......................................................          291       (4,749)
  Deferred revenues...........................................................................       (1,129)      (3,451)
                                                                                                  ----------    ---------
   Cash flow from operations..................................................................       57,606       37,671
                                                                                                  ----------    ---------
FINANCING ACTIVITIES:
 Proceeds from employee stock plans...........................................................          572        1,690
 Repayments of notes payable and long-term debt...............................................       (1,331)      (2,866)
                                                                                                  ----------    ---------
   Total financing activities.................................................................         (759)      (1,176)
                                                                                                  ----------    ---------
LONG-TERM INVESTMENT ACTIVITIES:
 Cash paid for acquired businesses............................................................      (27,761)     (23,627)
 Cash paid for property and equipment.........................................................      (22,196)     (26,277)
 Cash paid for software and other assets......................................................       (2,710)      (4,128)
 Proceeds from sale of assets.................................................................            -       11,237
                                                                                                  ----------    ---------
    Total long-term investment activities.....................................................      (52,667)     (42,795)
                                                                                                  ----------    ---------

Increase in cash and equivalents before short-term investment activities......................        4,180       (6,300)

SHORT-TERM INVESTMENT ACTIVITIES:
 Purchase of short-term investments...........................................................      (39,268)     (23,320)
 Maturities of short-term investments.........................................................       36,295       14,823
                                                                                                  ----------    ---------
Increase in cash and equivalents..............................................................        1,207      (14,797)
Beginning cash and equivalents................................................................       51,955       60,097
                                                                                                  ----------    ---------
Ending cash and equivalents...................................................................   $   53,162    $  45,300
                                                                                                  ==========    =========
NON-CASH ACTIVITIES:
 Reduction of long-term debt, net of debt issuance costs, resulting from conversion of
  subordinated convertible debentures into common stock.......................................            -      (83,993)
                                                                                                  ==========    =========
SUPPLEMENTAL INFORMATION:
 Acquired businesses:
  Property and equipment......................................................................        2,012        4,273
  Software products...........................................................................        2,620        2,372
  Goodwill and other intangible assets........................................................       37,418       24,179
  Debt assumed or created.....................................................................       (6,214)      (1,965)
  Deferred income taxes.......................................................................       (3,234)           -
  Net current assets acquired (liabilities assumed)...........................................       (4,841)      (5,232)
                                                                                                  ----------    ---------
Cash paid for acquired businesses, net........................................................   $   27,761    $  23,627
                                                                                                  ==========    =========

                            See accompanying notes
                                       3

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

2. Effective April 30, 1994, the Company's disaster recovery business completed the acquisition of disaster recovery subscriber contracts and certain other assets of XL/DataComp, Inc., a wholly-owned subsidiary of Storage Technology Corporation. The acquisition is not expected to have a material effect on the Company's financial condition or results of operations.

3. On May 9, 1994, stockholders approved an increase to the number of authorized shares of common stock by 30 million shares, bringing total authorized shares of common stock to 60 million shares.

4. On September 8, 1994, the Company's investment support systems business completed the acquisition of Portfolio Administration Limited, a London-based provider of portfolio administration, record keeping and portfolio valuation processing services. The acquisition is not expected to have a material effect on the Company's financial condition or results of operations.

                           SUNGARD DATA SYSTEMS INC.
                      CALCULATION OF NET INCOME PER SHARE
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED


                                                                            Nine Months Ended       Three Months Ended
                                                                               September 30,           September 30,
                                                                           ---------------------   --------------------
                                                                             1994        1993        1994        1993
                                                                           ---------   ---------   ---------   ---------
Primary:
   Average shares outstanding.........................................       18,828      17,062      18,855      18,714

   Dilutive stock options, net of treasury shares.....................          428         467         396         457
                                                                           ---------   ---------   ---------   ---------
   Adjusted shares outstanding........................................       19,256      17,529      19,251      19,171
                                                                           =========   =========   =========   =========

   Net income.........................................................   $   30,585  $   27,861      10,744  $    9,332
                                                                           =========   =========   =========   =========

   Net income per share...............................................   $     1.59  $     1.59        0.56  $     0.49
                                                                           =========   =========   =========   =========


=======================================================================================================================

Fully Diluted:
   Average shares outstanding.........................................       18,828      17,062      18,855      18,714

   Assumed conversion of 8.25% subordinated debentures................            -       1,608           -           -

   Dilutive stock options, net of treasury shares.....................          428         475         396         473
                                                                           ---------   ---------   ---------   ---------
   Adjusted shares outstanding........................................       19,256      19,145      19,251      19,187
                                                                           =========   =========   =========   =========

   Net income.........................................................   $   30,585  $   27,861      10,744  $    9,332

   Assumed interest expense savings on
     subordinated debentures, net of income taxes.....................            -       1,565           -           -
                                                                           ---------   ---------   ---------   ---------
   Adjusted net income................................................   $   30,585  $   29,426      10,744  $    9,332
                                                                           =========   =========   =========   =========
   Net income per share...............................................   $     1.59  $     1.54        0.56  $     0.49
                                                                           =========   =========   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME FROM OPERATIONS:

     Investment Support Systems (ISS):

     The ISS operating margin increased slightly during the nine month period ended September 30, 1994, compared to the corresponding period in 1993, due primarily to higher software license revenues and a net improvement in margins of businesses acquired since 1992. The ISS operating margin increased during the three month period ended September 30, 1994, compared to the corresponding period in 1993, due primarily to higher software license revenues. The Company expects that the ISS operating margin for the full year 1994 will be comparable to the 1993 ISS operating margin.

     Disaster Recovery Services (DRS):

     The DRS operating margin declined during the nine and three month periods ended September 30, 1994, compared to the corresponding periods in 1993. The declines were due primarily to costs associated with equipment expenditures and new marketing programs, partially offset by the favorable effect of businesses acquired since May 1993. The nine month operating margin comparison was also affected by higher disaster fees in 1993 due to the World Trade Center bombing in February 1993. The Company expects that the DRS operating margin will remain at approximately 20% for the full year 1994.

     Computer Services and Other (CS):

     The CS operating margin increased during the nine and three month periods ended September 30, 1994, compared to the corresponding periods in 1993. The increases were due primarily to an increase in revenues, partially offset by 1993 revenues from the product line sold, as well as the effect of a charge recorded in 1993 in connection with the move of certain Computer Services operations. The Company expects that the CS operating margin will be higher for the full year 1994 compared to 1993.

     The Company believes that its business is not seasonal; nevertheless, the timing and magnitude of software sales, commitments for equipment and facilities, product development efforts and disaster recovery activities may cause profitability to fluctuate from one quarter to another.

REVENUES:

     Total revenues for the nine and three month periods ended September 30, 1994 increased $40.5 million, or 15%, and $15.9 million, or 17%, compared to the corresponding periods in 1993. Acquired businesses, net of the 1993 product line sold, account for approximately $16.5 million and $4.1 million of the respective increases. Recurring revenues derived from remote processing services, alternate-site services and software maintenance are $269.5 million and $234.7 million for the nine month periods ended September 30, 1994 and 1993, respectively, representing 85% of consolidated revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

REVENUES:
(Continued)

     Investment Support Systems:

     ISS revenues for the nine and three month periods ended September 30, 1994 increased $19.2 million, or 11%, and $7.7 million, or 13%, compared to the corresponding periods in 1993. Acquired businesses account for approximately $6.4 million and $1.5 million of the respective increases. During the nine month period, the remaining increase is attributable to increases in data processing and software maintenance revenues of $9.3 million and software license and professional services revenues of $3.5 million. In the three month period, the remaining increase is attributable to an increase in data processing and software maintenance revenues of $3.0 million and software license and professional services revenues of $3.2 million.

     The Company expects that ISS revenues will be higher for the full year 1994 compared to 1993. The Company believes that the trend of mergers in the financial services industry, especially banks and mutual funds, will continue, but it is unable to predict the overall effect, if any, future mergers may have.

     Disaster Recovery Services:

     DRS revenues for the nine and three month periods ended September 30, 1994 increased $19.5 million, or 24%, and $7.3 million, or 25%, compared to the corresponding periods in 1993. Acquired businesses account for approximately $9.1 million and $2.6 million of the respective increases. Alternate-site services revenues resulting primarily from new contract signings and renewals account for the balance of the increases. The Company expects that DRS revenues will be higher for the full year 1994 compared to 1993 due primarily to new contracts and acquired businesses.

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

     Computer Services and Other:

     CS revenues for the nine and three month periods ended September 30, 1994 increased $1.8 million, or 10%, and $0.8 million, or 13%, compared to the corresponding periods in 1993. Excluding 1993 revenues from the product line sold in February 1993, revenues during the first nine

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

REVENUES:
(Continued)

months of 1994 increased $2.8 million, or 16%. The Company expects that CS revenues will be higher for the full year 1994 compared to 1993.

COSTS AND EXPENSES:

     Total costs and expenses for the nine and three month periods ended September 30, 1994 increased $32.7 million and $13.7 million, or 14% and 17%, respectively, compared to the corresponding periods in 1993.

     Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 1994 increased $16.5 million and $7.2 million, or 13% and 17%, respectively, compared to corresponding periods in 1993. The increase is due primarily to acquired businesses net of the product line sold, equipment upgrades, and servicing remote access customers.

     Sales, marketing and administration expenses for the nine and three month periods ended September 30, 1994 increased $8.2 million and $3.2 million, or 15% and 17%, respectively, compared to the corresponding periods in 1993. The increase is due primarily to acquired businesses net of the product line sold, and expansion of sales and marketing efforts in the DRS business.

     Product development expenses for the nine and three month periods ended September 30, 1994 increased $1.1 million and $0.7 million, or 4% and 9%, respectively, compared to the corresponding periods in 1993. The increase is due primarily to development spending in connection with certain trust and shareholder systems products.

     Depreciation of property and equipment for the nine and three month periods ended September 30, 1994 increased $2.9 million and $1.0 million, or 20% and 18%, respectively, compared to the corresponding periods in 1993. The increase is due primarily to acquired businesses net of the product line sold, and DRS and ISS equipment additions.

     Amortization of intangible assets for the nine and three month periods ended September 30, 1994 increased $4.0 million and $1.6 million, or 35% and 38%, respectively, compared to the corresponding periods in 1993. The increase is due primarily to acquired businesses, net of the product line sold.

     Interest expense for the nine month period ended September 30, 1994 decreased $2.6 million compared to the corresponding period in 1993 due primarily to the conversion of the Company's subordinated convertible debentures on May 12, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

COSTS AND EXPENSES:
(Continued)

     The Company's effective income tax rate is higher for the nine month period ended September 30, 1994 compared to the corresponding period in 1993 due primarily to a lower effective tax rate associated with the gain on the 1993 sale of the product line.

LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 1994, cash and short-term investments increased $4.2 million to $89.0 million from $84.8 million at December 31, 1993. Capital expenditures for property and equipment were $22.2 million during the first nine months of 1994. The Company believes that existing cash resources and cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs for the foreseeable future. Furthermore, the Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.


PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS:  None

          ITEM 2.   CHANGES IN SECURITIES:  None

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:  None

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

          ITEM 5.   OTHER INFORMATION:  None

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

                   (a)    Exhibits:

                          11.1 Statement re: calculation of net income per share is included on page 5 of this report on Form 10-Q.

                          27.1 Financial data schedule.

                   (b)    Reports on Form 8-K:  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SUNGARD DATA SYSTEMS INC.



Date:  November 10, 1994           By:          /s/Michael J. Ruane
                                      ------------------------------------------
                                                   Michael J. Ruane
                                              Vice President-Finance and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                         LIST OF EXHIBITS


NUMBER                            EXHIBIT
- - -------                           -------

 11.1 Calculation of net income per share (included on page 5 of this report).

 27.1 Financial Data Schedule for the nine months ended September 30, 1994.