Form 10-K
SUNGARD DATA SYSTEMS INC
filed 1995-03-29
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended     December 31, 1994      or
                                          --------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from            to
                                               ----------    ----------

    Commission file number.........................................0-14232

                          SunGard(R) Data Systems Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                         51-0267091
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

                    Common Stock, Par Value $0.01 Per Share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [x].   No    .
                                         ---       ---

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 15, 1995 was $820,485,212.(1) There were 18,750,103 shares of the registrant's Common Stock outstanding as of March 15, 1995.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1994, and Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 1995 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [x]


(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and officers, multiplied by the last sale price for the registrant's Common Stock reported on March 15, 1995. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.     Business.........................................................  1
              Overview.......................................................  1
              Investment Support Systems.....................................  2
              Disaster Recovery Services.....................................  7
              Computer Services..............................................  9
              Product Development............................................  9
              Acquisitions and Offerings..................................... 10
              Competition.................................................... 11
              Marketing...................................................... 11
              Employees...................................................... 12
              Proprietary Protection......................................... 12
Item 2.     Properties....................................................... 12
Item 3.     Legal Proceedings................................................ 13
Item 4.     Submission of Matters to a Vote of Security Holders.............. 13
Item 4.1    Certain Executive Officers of the Registrant..................... 14

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
              Matters........................................................ 16
Item 6.     Selected Financial Data.......................................... 16
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 16
Item 8.     Financial Statements and Supplementary Data...................... 16
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................... 16

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................. 17
Item 11. Executive Compensation.............................................. 17
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 17
Item 13. Certain Relationships and Related Transactions...................... 17

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K....................................................... 18

            Signatures....................................................... 19
            List of Exhibits................................................. 20
            Consent of Independent Accountants............................... 22
            Report of Independent Accountants on Schedule.................... 22
            Financial Statement Schedule..................................... 23


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

  The Company seeks to maximize recurring revenues by selling most of its computer services under fixed-term contracts and by emphasizing customer support and product quality in order to establish long-term relationships with customers. The Company's recurring revenues are derived primarily under contracts for remote processing services, disaster recovery services and software maintenance, which together accounted for approximately 84% of the Company's total revenues during the last three years (84% in 1994). Of the total number of the Company's remote processing and disaster recovery services contracts that were scheduled to expire during the last three years, approximately 84% were renewed or replaced with new contracts (81% in 1994). While there can be no assurance that this renewal rate will not decline, the Company believes that it will continue to renew a high percentage of these contracts. None of the Company's customers individually accounted for more than two percent of the Company's revenues in 1994.

  The Company's operations are decentralized, and its management philosophy is one of "controlled entrepreneurship." The Company's services are provided through separate business units, which are organized into five groups of related businesses, as follows:

---------------------------------------------------------------------------------------------------------------------
                        Investment Support Systems                                 Disaster            Computer
                                                                               Recovery Services       Services
---------------------------------------------------------------------------------------------------------------------
    SunGard                    SunGard                   SunGard                   SunGard              SunGard
Capital Markets               Financial            Trust & Shareholder             Recovery             Computer
     Group                  Systems Group             Systems Group             Services Group       Services Group
---------------------------------------------------------------------------------------------------------------------
Trading and            Portfolio                Portfolio management,       Comprehensive            Remote
accounting             management,              investment accounting and   business recovery        access
systems for            investment               investment reporting and    services for a variety   computer
swaps, options,        accounting and           analysis systems for        of mainframe and         processing,
futures and other      securities trading and   portfolio managers; trust   midrange computer        outsourcing,
derivative             accounting systems       and global custody          installations; work      direct
instruments,           for financial            systems for financial       group, mobile and        marketing
foreign exchange       institutions,            institutions; shareholder   quick ship recovery      computer
and securities for     broker/dealers,          accounting systems for      services; recovery       services, and
international          governments,             mutual funds and transfer   planning software        automated
banks and other        insurance companies      agents; participant         and related consulting   mailing and
financial              and corporations.        accounting systems for      and educational          printing
institutions.                                   retirement plan managers.   services.                services.
-------------------------------------------------------------------------------------------------------------------

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

  The Company is a Delaware corporation that was organized in 1982. The Company's principal executive offices are located at 1285 Drummers Lane, Wayne, Pennsylvania, 19087, and its telephone number is (610) 341-8700.

Investment Support Systems

  The Company designs, markets and maintains a comprehensive family of proprietary investment support systems for the financial services industry. The fundamental purpose of these systems is to automate the complex accounting calculations, record keeping and reporting associated with investment operations. The Company markets its investment support systems throughout the United States, and many are marketed internationally as well.

  The Company delivers its investment support systems primarily as remote data processing services using the Company's computer equipment and also through software licenses for use on its customers' computers. The Company provides investment support remote processing services primarily from its computer centers in Birmingham, Boston (two centers), Charlotte, Fairfield (New Jersey), London (two centers), Los Angeles, Minneapolis, Sydney and Voorhees (New Jersey) (see Properties on page 12). As of December 31, 1994, the Company had approximately 1,600 remote processing contracts in force. These contracts generally have initial terms of one or more years and then continue for successive, one-year renewal terms, although some allow the customer to terminate on relatively short notice.

  During the past four years, the Company's investment support systems business has increased significantly in both size and scope, due primarily to acquisitions (see Acquisitions and Offerings on page 10). During 1994, the Company continued consolidating its investment support products. This included ongoing product unification and enhancement to provide customers with access to multiple systems and data through common graphical interfaces and shared databases. The Company also continued evolving its mainframe computer systems by converting some systems to client-server technology and by developing sophisticated personal computer and workstation front-end products for others. Also during 1994, the Company continued to add multicurrency functionality to its systems and pursue opportunities to market more of its systems internationally.

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


     System         Hardware Platform     Mode of Delivery      Primary Markets

================================================================================

INVEST ONE(R)    IBM mainframe          remote processing     international
                                        service and software  banks, large bank
                                        license               trust departments,
                --------------------------------------------- mutual funds,
                 UNIX workstation       software license      insurance
                                                              companies and
                                                              other financial
                                                              institutions
--------------------------------------------------------------------------------
ON-LINE(TM)      Bull mainframe         remote processing     investment
                                        service               advisers,
------------------------------------------------------------- broker/dealers and
ON-SITE(TM)      UNIX workstation       software license      other portfolio
                                                              managers
-------------------------------------------------------------
MICROSHAW(TM)    microcomputer          software license

-------------------------------------------------------------------------------
MONEYMAX(R)/     UNIX workstation       remote processing     government
SERIES 2(TM)                            service               treasurers and
                                                              financial
                                                              institutions
--------------------------------------------------------------------------------
PAL(TM)          IBM midrange           remote processing     U.K. stockbroking
                                        service               firms and fund
                                                              managers
--------------------------------------------------------------------------------
PMS(TM)/APS(TM)  microcomputer          software license      small banks,
                                                              thrifts and
                                                              other financial
                                                              institutions
--------------------------------------------------------------------------------
PRISM(TM)        IBM mainframe          software license      insurance
                                                              companies
-------------------------------------------------------------
SERIES 1(TM)     microcomputer          software license

--------------------------------------------------------------------------------

  During 1994, the Company continued to market INVEST ONE internationally by licensing the system to financial institutions in Mexico, the Philippines and the United Kingdom and by developing a unit trust processing enhancement to support the mutual fund market in the United Kingdom. Also during 1994, the Company completed SERIES 1, a Windows version of SERIES 2 for the insurance market, and completed the conversion of MONEYMAX/SERIES 2 processing to UNIX workstation technology. The Company expanded its portfolio management systems product line in 1994 with the addition of PAL, which provides portfolio valuation, management and record keeping services primarily to United Kingdom stockbroking firms and fund managers (see Acquisitions and Offerings on page 10).

  The Company also markets certain accounting systems for insurance companies. The current products are ABC(TM) (Accounting Budget and Cost System) and CDS(TM) (Cash Disbursement System). In 1994, the Company signed a partnership agreement with four major insurance companies for the joint development of the ENTERPRISE ACCOUNTING SYSTEM(TM), a relational data base accounting system that will be a successor product to ABC and CDS.

  Securities and Derivatives Trading and Accounting Systems. The Company's securities and derivatives trading and accounting systems are used primarily by the so-called "sell side" of the investment business. The users of these products generally are traders or dealers of securities or derivative instruments (including those trading for their own accounts) and their back-office operations. In addition to performing many investment accounting functions, the Company's securities and derivatives trading and accounting systems maintain inventories of unsold securities, process trade activities, provide risk management capabilities, and assist users in determining hedging strategies and monitoring compliance with audit limits, trading limits and government regulations. The Company's principal software products in this category are:


--------------------------------------------------------------------------------
       System               Hardware Platform     Mode of       Primary Markets
                                                  Delivery
================================================================================
BOLT(R) 1 & BOLT(R) 2     IBM mainframe          remote         capital markets
                                                 processing     departments of
                                                 service        domestic banks,
-------------------------------------------------------------   broker/dealers
GSM(R)                    DEC VAX, UNIX          software       and other
                          workstation            license        financial
                                                                institutions
-------------------------------------------------------------
INTRADER(R)               UNIX workstation       software
                                                 license
-------------------------------------------------------------
MONEYMARKET II(R)         DEC VAX                remote
                                                 processing
                                                 service and
                                                 software
                                                 license

PHASE3(R) SYSTEM          Tandem                 remote
                                                 processing
                                                 service and
                                                 software
                                                 license
--------------------------------------------------------------------------------
DEVON DERIVATIVES         microcomputer,         software       trading room
SYSTEM(TM)                UNIX workstation, DEC  license        and capital
                          VAX                                   markets
                                                                departments of
                                                                international
                                                                banks, and
                                                                trading rooms of
                                                                other financial
                                                                institutions
-------------------------------------------------------------
DEVON FOREX               UNIX workstation       software
SYSTEM(TM)                                       license
-------------------------------------------------------------
DEVON FUTURES             microcomputer, UNIX    software
SYSTEM(TM)                workstation, DEC       license and
                          VAX                    remote
                                                 processing
                                                 service
-------------------------------------------------------------
DEVON SECURITIES          microcomputer,         software
SYSTEM(TM)                UNIX workstation       license
-------------------------------------------------------------
INTAS(TM)                 DEC VAX workstation,   software
                          UNIX workstation       license
-------------------------------------------------------------
OPTAS(TM)                 DEC VAX workstation,   software
                          UNIX workstation       license
-------------------------------------------------------------------------------

  In 1994, the Company licensed GSM GLOBAL SECURITIES MANAGER(R), a multicurrency system for client-server environments designed to be used on several platforms, to a number of new customers and continued development work on the system. Also in 1994, the Company signed a multimillion dollar development, license and facilities management agreement for an enhanced version of the PHASE3 SYSTEM with a major Japanese brokerage firm (U.S. operations), which had been a remote processing customer. The Company also entered into an alliance with Goldman Sachs to offer mutual fund services to government, insurance and bank capital markets customers. In February 1995, the Company acquired the business of DML, a provider of securities lending and brokerage accounting systems (see Acquisitions and Offerings on page 10).

  The Company directly markets the DEVON DERIVATIVES, FOREX, FUTURES AND SECURITIES SYSTEMS throughout the world, except in Japan where the systems are exclusively marketed by a representative that is entitled to certain percentages of the revenues generated from sales in Japan. The Company also markets DEVON CONNECT(TM), a global trade routing, market data distribution and dealer support system that incorporates Sybase SQL client-server technology.

  The DEVON DERIVATIVES SYSTEM is comprised of one or more modules depending upon the types of derivative instruments traded. These modules include, among others, DEVON SWAPS(TM) for interest rate and currency swaps, DEVON OPTIONS(TM) for interest rate caps, floors, collars and debt options, DEVON BONDS(TM) for bonds and floating rate notes, DEVON FRAs(TM) for forward rate agreements, loans and deposits, and DEVON FX(TM) for spot and forward foreign currency trades and over-the-counter foreign currency options. Several modules, including those with Sybase SQL client-server functionality, incorporate certain software developed by third parties. The Company holds worldwide licensing rights to this software and in some cases is required to pay royalties.

  The DEVON FOREX SYSTEM and INTAS are new products that were introduced in 1994. The DEVON FOREX SYSTEM is a deal capture and risk management system for high volume foreign exchange and money market trading. INTAS provides trading, risk management and processing for interest rate instruments. Also during 1994, the Company released a Windows version of the DEVON DERIVATIVES SYSTEM and several additional derivatives modules incorporating Sybase SQL client-server technology. In addition, the Company entered into an alliance with the Chicago Mercantile Exchange to create the world's first swaps collateral depository in conjunction with the Society for Worldwide Interbank Financial Telecommunication ("SWIFT").

  Trust and Global Custody Systems. The Company's trust systems automate the investment, administrative and operations areas unique to the bank trust business, including cash management, management and investment of assets, preparation of tax returns for taxable trusts, payment of trust expenses, payment of benefits to retirees, beneficiary distributions, customer statement production, and other customer service duties. The Company's global custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client statements, tax reclamation, foreign exchange, and reconciliation of depository and sub-custodian positions. The Company's principal trust and global custody systems are:

--------------------------------------------------------------------------------
    System            Hardware Platform      Mode of      Primary Markets
                                             Delivery
================================================================================

AUTOTRUST(R)          IBM mainframe       remote          small and medium size
                                          processing      bank trust departments
                                          service
--------------------------------------------------------------------------------
OMNITRUST(R) ES       IBM mainframe       software        large and medium size
                                          license and     bank trust departments
                                          remote
                                          processing
                                          service
--------------------------------------------------------------------------------
OMNI IC(TM)           scalable,           software        bank global custody
                      multiplatform       license         departments
--------------------------------------------------------------------------------

MICROTRUST(R)         microcomputer       software        small bank trust
                                          license         departments
--------------------------------------------------------------------------------

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

  In 1994, the Company introduced OMNI IC, a scalable, multiplatform, multicurrency, multilingual global custody system with SWIFT-access features. The Company obtained exclusive, worldwide marketing rights to OMNI IC from the original developer of the system and is obligated to pay certain percentages of the revenues generated by this system to the original developer.

  The Company also markets EXPEDITER(TM), a product that facilitates the automated entry of mutual fund transactions. EXPEDITER was introduced in 1993 and, throughout 1994, it continued to expand its selection of mutual funds and to gain market acceptance.

  Shareholder Accounting Systems. The Company's shareholder accounting systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder statements. The Company's principal software products in this category are:


--------------------------------------------------------------------------------
  SYSTEM       HARDWARE PLATFORM    MODE OF DELIVERY     PRIMARY MARKETS
================================================================================
INVESTAR(R)    IBM mainframe        remote processing    large mutual fund
                                    service              managers and transfer
                                                         agents
--------------------------------------------------------------------------------
SUNSTAR(R)     IBM mainframe        remote processing    large bank, corporate
               -------------------  service and          and utility stock and
               UNIX workstation     software license     bond transfer agents
--------------------------------------------------------------------------------

  In 1994, the Company put into production a significant enhancement to INVESTAR named the DEALER TRADE SYSTEM(SM), which further automates and improves the system's handling of mutual fund buy and sell orders. Additionally, the Company continued development of the UNIX version of SUNSTAR.

  Participant Accounting Systems. The Company's participant accounting systems automate the investment operations associated with defined contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant's share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process payments of benefits to retirees, and produce tax reports for plan sponsors and participants. The Company's principal participant accounting systems are:

--------------------------------------------------------------------------------
  SYSTEM       HARDWARE PLATFORM    MODE OF DELIVERY     PRIMARY MARKETS
================================================================================
OMNIPLAN(R)    IBM mainframe        remote processing    corporate, bank and
OMNIPAY(R)                          service, software    other retirement plan
                                    license and full     managers
                                    service bureau
                                    processing
               ------------------------------------------
               IBM AS/400           software license
               ------------------------------------------
               microcomputer        software license
--------------------------------------------------------------------------------
PLAN ONE(R)    IBM mainframe        remote processing    bank retirement plan
                                    service and          managers
                                    software license
--------------------------------------------------------------------------------
MPR(TM)        microcomputer        software license     small and medium size
                                                         banks
--------------------------------------------------------------------------------

  During 1994, the Company continued development of OMNIPLUS(TM), which will succeed OMNIPLAN and be the Company's next generation participant accounting system. Planned to be introduced during 1995, OMNIPLUS will support both defined contribution and defined benefit retirement plans.

  Investment Reporting and Analysis Systems. The Company's investment reporting and analysis systems accept accounting data from other investment support systems and perform special analyses for fund managers and customers. These systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
    System           Hardware Platform      Mode of            Primary Markets
                                            Delivery
================================================================================
DATAPREP(TM)        IBM mainframe      remote processing    corporate, bank and
EMBERS(R)                              service and          other retirement
                                       software license     plan managers
---------------------------------------------------------
SUPERF4(R)          IBM mainframe,     remote processing
                    UNIX workstation   service and software
                                       license
--------------------------------------------------------------------------------
OMNISTATION(TM)     UNIX workstation   software license     large and medium
                                                            size banks
--------------------------------------------------------------------------------

  Document-Imaging and Work-Flow. During 1994, the Company acquired PowerImage(R), a document-imaging and work-flow software system (see Acquisitions and Offerings on page 10). PowerImage uses electronic document-imaging in a manner that enables improved work-flow and enhanced levels of service and efficiency. During 1994, this new product was marketed primarily to the Company's shareholder accounting system customers. The Company believes that document-imaging and work-flow capability is fast becoming an important tool that will be increasingly integrated into other investment support systems.

Disaster Recovery Services

  Many businesses depend upon computers to perform critical tasks and use communications networks to transmit data between a centralized computer facility and distant offices. If a natural disaster, fire, power failure or other emergency disrupts a company's computer operations or interrupts communications between its data processing center and remote locations, its ability to stay in business may be jeopardized. To address this problem, the Company maintains alternate data processing sites for use by customers whenever they are unable to operate or communicate with their own computer systems.

  The primary alternate sites provided by the Company are fully equipped and operational computer centers known as "hotsites," where customers may restore their critical applications using the Company's installed computer equipment. The Company also provides environmentally prepared computer centers known as "coldsites," in which customers may install and operate their own computer equipment, and remote operations centers for using the Company's alternate sites from long distance. In addition, the Company provides mobile recovery resources that are delivered or shipped directly to customer-specified locations.

  The Company also provides general office space equipped with office equipment, which customers may use alone or in conjunction with the use of a hotsite or coldsite. This product line, known as Work Group Recovery(SM), also includes MegaVoice(SM), a centralized voice communications recovery service that backs up customers' automated telephone call distribution systems.

  Most of the Company's larger disaster recovery customers purchase a basic package of services that includes use of a hotsite for six weeks to recover from any computer center failure, use of a coldsite for six months if recovery operations must continue for more than six weeks, use of a hotsite to regularly test disaster recovery procedures, use of general office space during recovery operations and tests, technical assistance when conducting recovery operations and tests, and technical assistance with designing and implementing a backup communications network.

  The Company provides disaster recovery services to users of IBM (and compatible) mainframe computers and also to users of DEC, Hewlett Packard, IBM midrange (AS/400, RS/6000 and Systems/3X), NCR, Prime, Sequent, Stratus, Sun Microsystems, Tandem and Unisys computers. These services are marketed, directly and through representatives, primarily to IBM (and compatible), DEC and Unisys mainframe and midrange computer installations in North America. In 1994, the Company continued to expand its disaster recovery offerings to users of midrange computers and further enlarged its midrange sales force. This effort was enhanced by two acquisitions that increased the number of customer contracts for midrange computer facilities (see Acquisitions and Offerings on page 10). Also in 1994, the Company continued to expand its marketing partner program by establishing alliances with numerous hardware providers and others and by signing certain agreements with third parties to expand and enhance its recovery services and capabilities.

  During 1994, for the ninth consecutive year, the Company successfully supported all customers who experienced computer center failures.

  Disaster Recovery Facilities. The Company believes that it conceived and first implemented the concept of the MegaCenter(R), a multiple hotsite and coldsite facility that customers may use directly or remotely. The Company operates five MegaCenters, located in Atlanta, Chicago, Philadelphia, Scottsdale and Warminster (see Properties on page 12). During 1994, the Company completed major expansions of the Philadelphia and Chicago MegaCenters, including the addition of a mainframe command center and additional space for midrange product lines in each location. The Company believes that its Philadelphia MegaCenter, which houses DEC, Hewlett Packard, IBM mainframe, Sequent, Stratus and Tandem hotsites, and mobile Hewlett Packard, IBM midrange, NCR and Sun Microsystems computer systems, is the largest commercial disaster recovery facility in the world.

  The Company also operates MetroCenters(R) in strategic locations throughout North America to provide Work Group Recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile computer systems. MetroCenters are located in Boston, Dallas, Herndon (Virginia), Jersey City (New Jersey), Los Angeles, St. Louis, St. Paul and Toronto. The St. Paul and Toronto MetroCenters also have coldsites that can be used in conjunction with the remote operations capability.

  The Company periodically opens new facilities or expands existing facilities to accommodate both the growth in its customer base and the addition of different types of computer systems. Also, the Company regularly upgrades its systems to offer the most advanced computer equipment generally used by its customers. During 1994, the Company opened two new MetroCenters (in Herndon and Jersey City), upgraded the central processing units of selected mainframe hotsites in its Atlanta, Chicago, Philadelphia and Scottsdale MegaCenters, and upgraded many mobile midrange systems at various facilities. New Hewlett Packard and Tandem ("Himalaya" model) hotsites were installed in Philadelphia, and new mobile systems were installed in Atlanta (IBM AS/400 and RS/6000, DEC and Hewlett Packard), Chicago (IBM AS/400, Hewlett Packard and Sun Microsystems), Dallas (IBM AS/400 and System/3X), Jersey City (IBM AS/400 and System/3X), Philadelphia (DEC, NCR, IBM RS/6000 and Sun Microsystems) and Los Angeles (Hewlett Packard and Sun Microsystems). The disk access, tape cartridge and other peripheral equipment at all facilities were upgraded or augmented, including the addition of a state-of-the-art storage and retrieval system for mainframe customers in Philadelphia.

  The Company believes that, by operating a relatively small number of large facilities linked by a comprehensive communications network, it can provide superior disaster recovery services in the most effective manner. All MegaCenters and MetroCenters, as well as other remote operations centers, are linked by a communications network that is capable of handling a full range of digital and analog data transmission methods, including satellite and fiber optics applications. The Company regularly upgrades this network to offer the communications technology generally used by its customers. During 1994, the Company continued expanding its matrix switching capabilities to allow for more efficient and reliable communications during customer tests and recovery operations.

  The Company markets its comprehensive disaster recovery facilities and services on a component pricing basis, allowing each customer to select the specific items of equipment and other recovery services needed to satisfy its individual disaster recovery requirements. The Company's disaster recovery equipment is covered by maintenance contracts to assure that it is properly functioning at all times.

  Disaster Recovery Contracts. As of December 31, 1994, the Company had approximately 5,400 disaster recovery contracts in force. These contracts generally require the payment of monthly fees and range in duration from one to five years. The amount of the monthly fees depends upon the type of facilities and services selected, contract duration and competitive factors.

  The Company's disaster recovery contracts limit the number of computer centers that may be serviced by each of the Company's large IBM mainframe hotsites. As of December 31, 1994, the Company had a maximum capacity of 1,860 contracts for large IBM mainframe hotsites, with current contracts utilizing approximately 73% of such capacity.

  Planning Services. The Company provides professional consulting and educational services for disaster recovery and business resumption planning, not only for computer operations, but also for company-wide purposes encompassing all important business operations. This includes the development of customized disaster recovery and business resumption plans for customers. The Company also performs risk analyses to determine customers' exposure to the disruption or loss of critical operations and resources, audits customers' disaster recovery and business resumption procedures, and recommends improvements. In addition, the Company conducts regular seminars on disaster recovery, business resumption and related topics.

  The Company also markets a Windows-based microcomputer software product introduced during 1994, CBR(TM) Comprehensive Business Recovery, which automates the preparation and maintenance of disaster recovery and business resumption plans, including comprehensive company-wide planning capabilities. The Company also continues to support its DOS-based microcomputer disaster recovery planning software product known as DP/90 PLUS(R). In March 1995, the Company acquired the disaster recovery planning software business of CHI/COR Information Management, Inc. (see Acquisitions and Offerings on page 10).


Computer Services

  The Company provides remote-access computer services primarily to software developers and government agencies and also provides outsourcing services. In addition, the Company provides direct marketing computer services and automated mass mailing and printing services. These activities are supported at the Company's computer centers in Voorhees and Birmingham (see Properties on page
12), which also are used to provide remote processing services for several of the Company's investment support systems business units.

  In 1994, the Company added a new IBM ES9000 model computer at its Voorhees facility, and implemented a centralized system for tracking requirements of its computer services customers. The Company also expanded its international network capabilities and implemented several improvements to its mailing and printing services.

Product Development

  The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of changes in laws, introductions of new types of investment vehicles and increased competition. For these reasons, the Company believes that it is important to continually maintain, enhance and evolve its proprietary investment support systems. The Company funds most of its routine ongoing software maintenance and support activities through the software maintenance fees paid by its investment support systems license customers and a portion of the monthly fees paid by its investment support systems remote processing customers. As of December 31, 1994, the Company had in force approximately 1,800 software maintenance contracts for its investment support systems.

  The Company's expenditures for software development during 1994, 1993 and 1992, including amounts that were capitalized, totalled approximately $38,684,000, $37,581,000 and $24,899,000, respectively. These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain custom development projects for individual customers in the ordinary course of business.

  During 1995, the Company plans to substantially complete UNIX versions of SUNSTAR and OMNIPLAN and Windows versions of AUTOTRUST, DEVON FOREX, MICROSHAW, ON-SITE and PMS/APS. These developments are examples of the Company's strategy of using the established functionality of its existing systems to develop state-of-the-art systems for new technological environments.

  Also in 1995, the Company plans to enhance the capabilities of INVEST ONE to improve the processing of mergers, exchanges, spin-offs and other corporate transactions, and to substantially complete the development of OMNIPLUS, its next generation participant accounting system for employee benefit plans. In 1995, the Company will continue to expand the application of EXPEDITER, which facilitates the automated entry of mutual fund transactions for users of AUTOTRUST, OMNITRUST ES, OMNIPLAN, BOLT and eventually other investment support systems. The Company will continue during 1995 to enhance the PHASE3 brokerage accounting product to support foreign securities processing and to better support retail brokerage. In addition, the Company plans to continue development of SUNDIAL(TM), a centralized, multi-vendor securities pricing database.

  The Company expands its disaster recovery services by adding new hotsites at existing facilities, upgrading its computer equipment, developing new services and opening new facilities. In early 1995, the Company installed IBM's largest AS/400 midrange computer and a Sequent computer in the Philadelphia MegaCenter. During 1995, the Company plans to add new command centers at its Chicago and Philadelphia MegaCenters and open new MetroCenters in the Chicago and Cleveland areas. Also during 1995, the Company plans to expand its electronic vaulting product offerings. The Company also plans to continue upgrading its disk storage, tape cartridge and other peripheral hotsite equipment and to continue opening new MetroCenters where the demand exists.

  The Company expands its disaster recovery communications network by upgrading its communications equipment, adding new communications capabilities and establishing additional remote operations centers where the demand exists.

Acquisitions and Offerings

  The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. Since its initial public offering in 1986, the Company has acquired sixteen investment support systems businesses, thirteen disaster recovery businesses and two computer services businesses. Also during this period, the Company completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

  During 1994, the Company spent approximately $27,927,000 in cash, net of cash acquired, to acquire two investment support systems businesses and two disaster recovery services businesses.

  As additions to the Trust and Shareholder Systems Group, in August 1994, the Company purchased the business of Desktop Advantage, a Massachusetts-based provider of document-imaging and work-flow software systems, and, in September 1994, the Company purchased the business of Portfolio Administration Limited, a London-based provider of portfolio administration, valuation and record keeping software and services to United Kingdom stockbroking firms and fund managers. In February 1995, the Company acquired DML, a developer and provider of securities lending and brokerage accounting software systems.

  The Recovery Services Group increased its presence in the midrange computer market with two acquisitions in 1994. In April 1994, the Company purchased the disaster recovery business of XL/Datacomp, Inc., which consists primarily of recovery services for IBM midrange platforms. In October 1994, the Company acquired the disaster recovery business of Computervision Corporation. In March 1995, the Company acquired the disaster recovery software business of CHI/COR Information Management, Inc.

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

Marketing

  All of the Company's specialized computer services and software are marketed throughout the United States, and many are marketed internationally as well. The Company's export sales during 1994, 1993 and 1992 totalled approximately $33,505,000, $29,061,000 and $32,501,000, respectively. In addition, the
Company's foreign subsidiaries had sales that for those years totalled approximately $26,652,000, $18,437,000 and $3,211,000, respectively.

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

Employees

  At December 31, 1994, the Company had approximately 2,500 full-time employees. The Company believes that its success depends, in part, on its continuing ability to attract and retain skilled technical, marketing and management personnel. While data processing professionals and software developers are in high demand, the Company believes that, to date, it has been able to attract and retain highly qualified personnel. None of the Company's employees is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

Proprietary Protection

  The Company owns registered marks for the SunGard name and owns or has applied for registered marks for many of its service and software names. The Company has few registrations of its copyrights and has no patents. The Company believes that registered copyrights and patents are of less significance in its business than software development skills, technological expertise and marketing capabilities. The Company relies primarily on contractual restrictions and trade secret laws for the protection of its proprietary services and software. The Company also has established policies requiring its personnel to maintain the confidentiality of the Company's proprietary property.

Item 2.  Properties

  The following table indicates the location, purpose and size of the Company's principal offices, principal computer facilities, business unit headquarters and disaster recovery MegaCenters.


--------------------------------------------------------------------------------
         Location                           Purpose                  Square Feet
================================================================================
Wayne, PA                    Executive offices of SunGard Data            44,500
   (near Philadelphia)       Systems Inc., and headquarters for
                             SunGard Recovery Services Inc. and
                             SunGard Planning Solutions.


Atlanta, GA                  Headquarters for the Insurance               26,000
                             Systems Division of SunGard Financial
                             Systems Inc.

Birmingham, AL               Headquarters for SunGard Asset               85,000
                             Management Systems, SunGard Employee
                             Benefit Systems and SunGard Mailing
                             Services, and related computer center
                             with one IBM-compatible mainframe
                             computer.

Canoga Park, CA              Offices of SunGard Financial Systems         12,000
   (near Los Angeles)        Inc. and related computer center with
                             one Prime computer and seven UNIX
                             servers.


Carshalton, England          Headquarters for Portfolio                    5,000
   (near London)             Administration Limited and related
                             computer center with eight IBM
                             midrange computers.

Charlotte, NC                Headquarters for SunGard Trust               36,100
                             Systems Inc. and related computer
                             center with one IBM-compatible
                             mainframe computer.

Fairfield, NJ                Computer center for Shaw Data                22,000
   (near New York)           Services, Inc. with four Bull
                             mainframe, two DEC and one Hewlett
                             Packard computers.


Hinsdale, IL                 Headquarters for SunGard Investment          23,000
   (near Chicago)            Systems Inc.


Hopkins, MN                  Headquarters for the Securities              46,200
   (near Minneapolis)        Systems Division of SunGard Financial
                             Systems Inc. and related computer
                             center with two IBM or IBM-compatible
                             mainframe computers.


London, England              Headquarters for the Global Risk and         14,500
                             Exchange Systems Divisions of the
                             SunGard Capital Markets Group.

New York, NY                 Headquarters for Shaw Data Services,         16,000
                             Inc.

New York, NY                 Headquarters for SunGard Capital              7,600
                             Markets Inc.


--------------------------------------------------------------------------------
         Location                           Purpose                  Square Feet
================================================================================
Northbrook, IL               SunGard Recovery Services MegaCenter         84,000
   (near Chicago)            with two IBM mainframe and two Tandem
                             computers, and one Hewlett Packard,
                             four IBM midrange, one Sun Microsystems
                             and one Unisys mobile computers.

Philadelphia, PA             SunGard Recovery Services MegaCenter        208,600
                             with four DEC, four Hewlett Packard,
                             three IBM or IBM-compatible
                             mainframe, one Sequent, three Stratus
                             and two Tandem computers, and two
                             Hewlett Packard, seven IBM midrange,
                             one NCR and two Sun Microsystems
                             mobile computers.

Roswell, GA                  SunGard Recovery Services MegaCenter         33,200
   (near Atlanta)            with nine DEC and one Prime
                             computers, and one DEC, one Hewlett
                             Packard, seven IBM midrange and one
                             Sun Microsystems mobile computers.


San Mateo, CA                Headquarters for SunGard Shareholder         18,200
                             Systems Inc.

Scottsdale, AZ               SunGard Recovery Services MegaCenter         13,800
                             with four Prime and five Unisys
                             computers, and one Unisys mobile
                             computer.

Stockholm, Sweden            Headquarters for the Front Capital           40,000
                             Systems and Prosoftia Divisions of
                             the SunGard Capital Markets Group.

Voorhees, NJ                 Headquarters for SunGard Computer            51,000
   (near Philadelphia)       Services Inc. and related computer
                             center with three IBM or
                             IBM-compatible mainframe computers.


Waltham, MA                  Headquarters for the Brokerage               31,300
   (near Boston)             Systems Division of SunGard Financial
                             Systems Inc. and related computer
                             center with six Tandem computers.


Waltham, MA                  Headquarters for the Global Systems          16,400
   (near Boston)             Division of SunGard Financial Systems
                             Inc. and related computer center with
                             thirteen DEC computers and two IBM
                             RS-6000 workstations.

Warminster, PA               SunGard Recovery Services MegaCenter         20,000
   (near Philadelphia)       with four Unisys computers.

--------------------------------------------------------------------------------

  The Company leases all of the offices and facilities listed in the preceding table, with the exception of its Birmingham, Voorhees and Warminster facilities, which are owned, and its Hopkins facility, which consists of two connected buildings, one leased and the other owned. The Company also owns the MetroCenter in St. Paul, Minnesota. The Company also leases space, primarily for sales offices, customer support offices, MetroCenters and remote operations centers, in many locations in the United States and internationally. The Company believes that its leased and owned facilities are adequate for the Company's present operations.

Item 3.  Legal Proceedings

  The Company is presently a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of its current legal proceedings will be material to its business or financial condition.

  In February 1995, a lawsuit was initiated against the Company and its construction contractor alleging that there have been illegal removals and releases of asbestos during renovations at the Company's Philadelphia MegaCenter. The suit seeks class action status and requests unspecified compensatory and punitive damages, as well as injunctive and other relief.
Based upon testing by independent experts, the Company has determined that its Philadelphia MegaCenter is safe. The Company intends to vigorously defend itself and believes that this lawsuit will not be material to its business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 4.1   Certain Executive Officers of the Registrant

  The executive officers of the Company who are not also directors are listed below.


--------------------------------------------------------------------------------
           Name              Age       Principal Positions with the Company
================================================================================
Kenneth R. Adams              59  Chief Executive Officer, SunGard Recovery
                                  Services Group
--------------------------------------------------------------------------------
Andrew P. Bronstein           36  Vice President and Controller, SunGard Data
                                  Systems Inc.
--------------------------------------------------------------------------------
Cristobal I. Conde            34  Chief Executive Officer, SunGard Capital
                                  Markets Group
--------------------------------------------------------------------------------
Philip L. Dowd                53  Chief Executive Officer, SunGard Trust and
                                  Shareholder Systems Group
--------------------------------------------------------------------------------
Lawrence A. Gross             42  Vice President and General Counsel, SunGard
                                  Data Systems Inc.
--------------------------------------------------------------------------------
Michael K. Muratore           48  Chief Executive Officer, SunGard Computer
                                  Services Group
--------------------------------------------------------------------------------
Donna J. Pedrick              45  Vice President-Human Resources, SunGard Data
                                  Systems Inc.
--------------------------------------------------------------------------------
D. Bruce Peterson             48  Chief Executive Officer, SunGard Financial
                                  Systems Group
--------------------------------------------------------------------------------
Michael J. Ruane              41  Chief Financial Officer and Vice
                                  President-Finance, SunGard Data Systems Inc.
--------------------------------------------------------------------------------
Richard C. Tarbox             42  Vice President-Corporate Development, SunGard
                                  Data Systems Inc.
--------------------------------------------------------------------------------

  Mr. Adams has been Chairman and Chief Executive Officer of SunGard Recovery Services Inc. since 1988 and was its President from 1990 to 1992. From 1983 to 1988, Mr. Adams was President and a director of SunGard Trust Systems Inc.

  Mr. Bronstein became Vice President and Controller of the Company in February 1994. Before that, he was Corporate Controller from 1992. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on the Company's account and as director of the firm's Philadelphia high technology group. Mr. Bronstein is a director and officer of most of the Company's domestic subsidiaries.

  Mr. Conde has been Chief Executive Officer and a director of SunGard Capital Markets Inc. since 1991. He was one of the founders of that company in 1983 and was its Executive Vice President from 1983 to 1991. Before it was acquired by the Company in 1987, SunGard Capital Markets Inc., originally named Devon Systems International, Inc., was an independent software company. Mr. Conde is a director and/or officer of many of the Company's foreign subsidiaries.

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

  Mr. Peterson has been Chief Executive Officer and a director of SunGard Financial Systems Inc. since October 1993. From 1990 to 1993, Mr. Peterson was Chief Executive Officer of EJV Partners, L.P., a financial information firm. Before that, he was an executive at SEI Corporation, a trust system and mutual fund company, for seven years, where his last position was Executive Vice President.

  Ms. Pedrick has been Vice President-Human Resources of the Company since 1988. From 1983 to 1988, she was Director-Human Resources of the Company.

  Mr. Ruane has been Chief Financial Officer, Vice President-Finance and Treasurer of the Company since April 1994. From 1992 until April 1994, Mr. Ruane was Chief Financial Officer and Vice President-Finance of SunGard Capital Markets Inc. Before that, he was Vice President-Controller of the Company from 1990 through 1992, and Corporate Controller of the Company from 1985 to 1990. Mr. Ruane is a director and officer of most of the Company's domestic and foreign subsidiaries.

  Mr. Tarbox has been Vice President-Corporate Development of the Company since 1987. He is an officer of several of the Company's domestic subsidiaries.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters

  This information is incorporated by reference to the section entitled Stock Information in the Company's 1994 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


Item 6.  Selected Financial Data

  This information is incorporated by reference to the section entitled Selected Financial Information in the Company's 1994 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This information is incorporated by reference to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


Item 8.  Financial Statements and Supplementary Data

  The financial statements of the Company, financial statement schedule of the Company, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


  This Part incorporates certain information from the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders ("1995 Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 1995 Proxy Statement entitled Compensation Committee Report and Performance Graph shall not be deemed to be "filed" as part of this Report.


Item 10.  Directors and Executive Officers of the Registrant

  Information concerning the directors of the Company is incorporated by reference to the Company's 1995 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Election of Directors.

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.


Item 11.  Executive Compensation

  This information is incorporated by reference to the Company's 1995 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Executive Compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  This information is incorporated by reference to the Company's 1995 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Beneficial Ownership of Common Stock.


Item 13.  Certain Relationships and Related Transactions

  This information is incorporated by reference to the Company's 1995 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled Executive Compensation, Beneficial Ownership of Common Stock and Election of Directors.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements

  The following financial statements of the Company, supplementary data and related documents are incorporated by reference to the Company's 1994 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

  Report of Independent Accountants on Financial Statements, dated February 8, 1995

  Consolidated Statements of Income for each of the years ended December 31, 1994, 1993 and 1992

  Consolidated Balance Sheets as of December 31, 1994 and 1993

  Consolidated Statements of Cash Flows for each of the years ended December 31, 1994, 1993 and 1992

  Consolidated Statement of Stockholders' Equity for each of the years ended December 31, 1994, 1993 and 1992

  Notes to Consolidated Financial Statements

  Quarterly Financial Information (unaudited)

  (a)(2) Financial Statement Schedule

  The following financial statement schedule of the Company and related documents are included in this Report on Form 10-K:

                                                                            Page
                                                                            ----
  Report of Independent Accountants on Schedule, dated February 8, 1995.....  22

  Schedule II--Valuation and Qualifying Accounts............................  23

  (a)(3)  Exhibits

  The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the List of Exhibits beginning on page 20 of this Report. Exhibits 10.9 through 10.17 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

  (b)    Reports on Form 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SunGard Data Systems Inc.

Date:   March 29, 1995           By:      /s/ James L. Mann
                                    --------------------------------
                                         James L. Mann,
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                         Capacity                  Date
           ---------                         --------                  ----

       /s/ James L. Mann          Chief Executive Officer,        March 29, 1995
--------------------------------  President, and Chairman
           James L. Mann          of the Board of Directors
                                  (principal executive officer)


      /s/ Michael J. Ruane        Chief Financial Officer and     March 29, 1995
--------------------------------  Vice President-Finance
          Michael J. Ruane        (principal financial officer)


     /s/ Andrew P. Bronstein      Vice President and Controller   March 29, 1995
--------------------------------  (principal accounting officer)
         Andrew P. Bronstein



      /s/ Gregory S. Bentley      Director                        March 29, 1995
--------------------------------
          Gregory S. Bentley


      /s/ Michael C. Brooks       Director                        March 29, 1995
--------------------------------
          Michael C. Brooks


     /s/ Albert A. Eisenstat      Director                        March 29, 1995
--------------------------------
         Albert A. Eisenstat


      /s/ Bernard Goldstein       Director                        March 29, 1995
--------------------------------
          Bernard Goldstein


      /s/ Michael Roth            Director                        March 29, 1995
--------------------------------
          Michael Roth


     /s/ Malcolm I. Ruddock       Director                        March 29, 1995
--------------------------------
         Malcolm I. Ruddock


     /s/ Lawrence J. Schoenberg   Director                        March 29, 1995
--------------------------------
         Lawrence J. Schoenberg

                                LIST OF EXHIBITS

Number                             Document
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

10.9/(1)/  The Company's 1982 Incentive Stock Option Plan and Amendments
           thereto, dated January 1, 1987 and November 8, 1991./(10)/

10.10      The Company's 1986 Stock Option Plan, Amendments thereto, dated
           January 1, 1987, November 1, 1988, February 6, 1990, November 8,
           1991, February 16, 1993 and February 13, 1995, and United Kingdom
           Addendum thereto, dated February 12, 1991 (filed with this
           Report)./(10)/

10.11/(1)/ The Company's 1988 Nonqualified Stock Option Plan and Amendment
           thereto, dated October 30, 1990./(10)/

10.12/(6)/ The Company's 1990 Amended and Restated Restricted Stock Incentive
           Plan./(10)/

10.13/(8)/ The Company's Restricted Stock Award Plan for Outside Directors.
           /(10)/

10.14/(9)/ The Company's 1994 Equity Incentive Plan./(10)/

10.15/(9)/ Summary Description of the Company's Annual Executive Incentive
           Compensation Program.(/10/)


Number                               Document
------     ---------------------------------------------------------------------

10.16      Summary Description of the Company's Long-Term Executive Incentive
           Compensation Plan (filed with this Report)./(10)/

10.17/(1)/ Form of Indemnification Agreement entered into by the Company with its directors and officers./(10)/

11.1       Statement Re Computation of Per Share Earnings (filed with this
           Report).

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 expressly incorporated herein by reference (filed with this Report).

21.1       Subsidiaries of the Registrant (filed with this Report).

23.1 Consent of Independent Accountants, regarding the Company's consolidated financial statements and financial statement schedule
           (included at page 22 of this Report).

27.1 Financial Data Schedule for the year ended December 31, 1994 (filed with this Report).

_____________

/(1)/ Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232).

/(2)/ Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-3181).

/(3)/ Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-12536).

/(4)/ Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 0-14232).

/(5)/ Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Commission File No. 0-14232).

/(6)/ Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-14232).

/(7)/ Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232).

/(8)/ Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

/(9)/ Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).

/(10)/ Management contract or compensatory plan or arrangement.

                                  Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


  We consent to the incorporation by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 33-6425, 33-14984, 33-33602, 33-42345
and 33-69650) of our reports dated February 8, 1995 on our audits of the consolidated financial statements and consolidated financial statement schedules of SunGard Data Systems Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the years in the three-year period ended December 31, 1994, which report on the consolidated financial statements is incorporated by reference in this Report on Form 10-K.



                                       COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 24, 1995

--------------------------------------------------------------------------------

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Stockholders
SunGard Data Systems Inc.


  Our report on the consolidated financial statements of SunGard Data Systems Inc. and subsidiaries is incorporated by reference in this Report on Form 10-K from page 46 of the 1994 Annual Report to Stockholders of SunGard Data Systems Inc. In connection with our audit of such consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2), Part IV, of this Report on Form 10-K.

  In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 8, 1995

                   SunGard Data Systems Inc. and Subsidiaries
                          Financial Statement Schedule


                                  SCHEDULE II

                       Valuation and Qualifying Accounts


                        Allowance for Doubtful Accounts
                        -------------------------------

  Year Ended    Beginning    Charged                                Ending
 December 31,    Balance    to Expense  Other/(1)/    Write-offs    Balance
--------------  ----------  ----------  -----------  ------------  ----------
1994..........  $6,969,000  $4,014,000    $ 71,000   ($3,778,000)  $7,276,000
1993..........   4,491,000   4,963,000     (21,000)   (2,464,000)   6,969,000
1992..........   3,441,000   2,839,000     357,000    (2,146,000)   4,491,000

/(1)/ Net impact of acquired companies, foreign currency translation, and, in 1993, the sale of a product line.

                   INDEX OF EXHIBITS FILED WITH THIS REPORT



Number                              Document
------ ------------------------------------------------------------------------


10.10 The Company's 1986 Stock Option Plan, Amendments thereto, dated January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991./(1)/


10.16 Summary Description of the Company's Long-Term Executive Incentive Compensation Plan./(1)/


11.1   Statement Re Computation of Per Share Earnings.


13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994 expressly incorporated herein by reference.


21.1   Subsidiaries of the Registrant.


23.1 Consent of Independent Accountants, regarding the Company's consolidated financial statements and financial statement schedule (included at page 22 of this Report).


27.1   Financial Data Schedule for the year ended December 31, 1994.

----------------

(1)    Management contract or compensatory plan or arrangement.