Form 10-Q
period 1995-03-31
SUNGARD DATA SYSTEMS INC
filed 1995-05-12
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or
                                                              --------------

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ___________

          Commission file number 0-14232


                        SunGard/(R)/ Data Systems Inc.
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                        51-0267091
     -------------------                               -----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)



                 1285 Drummers Lane, Wayne, Pennsylvania 19087
                 ---------------------------------------------
         (Address of principal executive offices, including zip code)



                                (610) 341-8700
                 ---------------------------------------------
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

There were 18,788,960 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 1995.

                           SunGard Data Systems Inc.
                               And Subsidiaries


                                Index                                     Page
                                                                          ----


Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 1995
         (unaudited) and December 31, 1994...............................  1

         Consolidated Statements of Income for the three months
         ended March 31, 1995 and 1994 (unaudited).......................  2

         Supplemental Income Statement Information for the three
         months ended March 31, 1995 and 1994 (unaudited)................  2

         Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 (unaudited).......................  3

         Notes to Consolidated Financial Statements (unaudited)..........  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation........................................  5


Part II. Other Information

Item 1.  Legal Proceedings...............................................  7

Item 2.  Changes in Securities...........................................  7

Item 3.  Defaults upon Senior Securities.................................  7

Item 4.  Submission of Matters to a Vote of Security Holders.............  7

Item 5.  Other Information...............................................  8

Item 6.  Exhibits and Reports on Form 8-K................................  8


Signatures...............................................................  9

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                                    March 31,
                                                                                                      1995        Dec. 31,
                                                                                                   (Unaudited)      1994
                                                                                                  ------------    ----------
Assets
Current:
   Cash and equivalents.....................................................................    $      60,722    $   68,491
   Short-term investments, at cost, which approximates market...............................           54,636        34,107
   Trade receivables, less allowance for doubtful accounts of $7,928 and $7,276.............           79,498        85,339
   Earned but unbilled receivables..........................................................           14,179        13,488
   Prepaid expenses and other current assets................................................           15,623        14,380
   Deferred income taxes....................................................................            6,673         6,490
                                                                                                  ------------    ----------
       Total current assets.................................................................          231,331       222,295
Property and equipment, less accumulated depreciation of $111,259 and $105,036..............           89,195        90,436
Software products, less accumulated amortization of $48,830 and $46,943.....................           24,110        23,964
Goodwill, less accumulated amortization of $16,105 and $15,035..............................           97,054        95,822
Other intangible assets, less accumulated amortization of $19,936 and $20,452...............           52,353        53,223
                                                                                                  ------------    ----------
                                                                                                $     494,043    $  485,740
                                                                                                  ============    ==========



Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt.........................................    $       6,048    $    5,673
   Accounts payable.........................................................................            8,106         7,628
   Accrued compensation and benefits........................................................           15,715        22,354
   Other accrued expenses...................................................................           13,682        14,214
   Accrued income taxes.....................................................................           12,690         6,049
   Deferred revenues........................................................................           53,745        57,492
                                                                                                  ------------    ----------
       Total current liabilities............................................................          109,986       113,410
                                                                                                  ------------    ----------
Long-term debt..............................................................................            4,900         4,894
                                                                                                  ------------    ----------
Deferred income taxes.......................................................................            6,590         8,144
                                                                                                  ------------    ----------
Committments................................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized.......................                -             -
   Common stock, par value $.01 per share; 60,000 shares authorized;
      18,907 and 18,898 shares issued.......................................................              189           189
   Capital in excess of par value...........................................................          162,651       162,235
   Restricted stock plans...................................................................             (468)         (858)
   Retained earnings........................................................................          215,264       205,121
   Foreign currency translation adjustment..................................................             (620)       (2,366)
                                                                                                  ------------    ----------
                                                                                                      377,016       364,321
   Treasury stock, at cost, 118 and 131 shares..............................................           (4,449)       (5,029)
                                                                                                  ------------    ----------
     Total stockholders' equity.............................................................          372,567       359,292
                                                                                                  ------------    ----------
                                                                                                $     494,043    $  485,740
                                                                                                  ============    ==========

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                   Unaudited

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ---------------------------
                                                                                1995            1994
                                                                            -----------      ----------
Revenues.................................................................. $   121,490      $  102,152
                                                                            -----------      ----------

Costs and expenses:
  Cost of sales and direct operating......................................      55,706          45,898
  Sales, marketing and administration.....................................      25,510          21,168
  Product development.....................................................      10,291           9,195
  Depreciation of property and equipment..................................       7,083           5,569
  Amortization of intangible assets.......................................       5,296           4,811
                                                                            -----------      ----------
                                                                               103,886          86,641
                                                                            -----------      ----------
Income from operations....................................................      17,604          15,511
  Investment income, net..................................................       1,246             461
                                                                            -----------      ----------
Income before income taxes................................................      18,850          15,972
  Income taxes............................................................       7,729           6,549
                                                                            -----------      ----------
Net income................................................................ $    11,121      $    9,423
                                                                            ===========      ==========

Fully diluted net income per common share................................. $      0.58      $     0.49
                                                                            ===========      ==========

Shares used to compute fully diluted net income per common share..........      19,151          19,262
                                                                            ===========      ==========

================================================================================


                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                                (In thousands)
                                   Unaudited

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
Revenues:                                                                       1995            1994
                                                                            -----------      ----------
  Investment support systems.............................................. $    77,040      $   64,568
  Disaster recovery services..............................................      37,117          31,205
  Computer services.......................................................       7,333           6,379
                                                                            -----------      ----------
                                                                           $   121,490      $  102,152
                                                                            ===========      ==========

Income from operations:
  Investment support systems.............................................. $    13,632      $   10,658
  Disaster recovery services..............................................       5,077           5,847
  Computer services.......................................................       1,082             977
  Corporate administration................................................      (2,187)         (1,971)
                                                                            -----------      ----------
                                                                           $    17,604      $   15,511
                                                                            ===========      ==========
Operating margin:
  Investment support systems..............................................        17.7%           16.5%
                                                                            ===========      ==========
  Disaster recovery services..............................................        13.7%           18.7%
                                                                            ===========      ==========
  Computer services ......................................................        14.8%           15.3%
                                                                            ===========      ==========
  Total...................................................................        14.5%           15.2%
                                                                            ===========      ==========

                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                   Unaudited

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   -----------------------
                                                                                      1995        1994
                                                                                   ----------   ----------
Cash flow from operations:
  Net income..................................................................... $   11,121   $    9,423
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization...............................................     12,379       10,380
     Charges for incentive stock plans...........................................        690          361
     Other noncash charges (credits).............................................       (121)          89
     Deferred income tax benefit.................................................     (1,737)        (503)
                                                                                   ----------    ---------
                                                                                      22,332       19,750
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets................................      4,464          553
     Accounts payable and accrued expenses.......................................        404         (270)
     Deferred revenues...........................................................     (4,618)         885
                                                                                   ----------    ---------
       Cash flow from operations.................................................     22,582       20,918
                                                                                   ----------    ---------

Financing activities:
  Cash received from employee stock plans........................................      1,604          433
  Cash paid for treasury stock...................................................     (1,995)           -
  Repayments of debt.............................................................        (90)        (169)
                                                                                   ----------    ---------
       Total financing activities................................................       (481)         264
                                                                                   ----------    ---------

Long-term investment activities:
  Cash paid for acquired businesses..............................................     (3,324)           -
  Cash paid for property and equipment...........................................     (5,486)      (8,153)
  Cash paid for software and other assets........................................       (531)        (795)
                                                                                   ----------    ---------
       Total long-term investment activities.....................................     (9,341)      (8,948)
                                                                                   ----------    ---------

Increase in cash and equivalents before short-term investment activities.........     12,760       12,234

Short-term investment activities:
  Purchase of short-term investments.............................................    (39,797)     (19,819)
  Maturities of short-term investments...........................................     19,268       12,940
                                                                                   ----------    ---------
Increase in cash and equivalents.................................................     (7,769)       5,355
Beginning cash and equivalents...................................................     68,491       51,955
                                                                                   ----------    ---------
Ending cash and equivalents...................................................... $   60,722   $   57,310
                                                                                   ==========    =========

Supplemental  information:
  Acquired businesses:
     Property and equipment......................................................         60            -
     Software products...........................................................      1,237            -
     Goodwill and other intangible assets........................................      3,119          184
     Net current assets acquired (liabilities assumed)...........................       (852)        (184)
     Purchase price obligations and debt assumed.................................       (240)           -
                                                                                   ----------    ---------
Cash paid for acquired businesses................................................ $    3,324   $        -
                                                                                   ==========    =========

                            See accompanying notes

                           SunGard Data Systems Inc.
            Notes to Consolidated Financial Statements (Unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. During the three month period ended March 31, 1995, the Company completed two business acquisitions. One acquisition was in the Company's investment support systems business and the other in the Company's disaster recovery services business. Total cash paid in connection with these acquisitions was approximately $3,324,000, subject to certain adjustments. The acquisitions are not expected to have a material effect on the Company's financial condition or results of operations.

3. Fully diluted net income per share was calculated using the weighted-average number of common shares and common-equivalent shares outstanding during the period. Common-equivalent shares are attributable to unexercised stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income from Operations:

     Investment Support Systems (ISS):

     The ISS operating margin increased during the three month period ended March 31, 1995, compared to the corresponding period in 1994, due primarily to an increase in software license revenues. The Company expects that the full-year 1995 ISS operating margin will increase modestly compared to 1994.

     Disaster Recovery Services (DRS):

     The DRS operating margin decreased during the first three months of 1995, compared to the corresponding period in 1994, due primarily to computer equipment upgrades and facility improvements which occurred between April 1994 and March 1995. The Company expects that the DRS operating margin will improve over the balance of the year and will approach 20% for the full year 1995.

     Computer Services (CS):

     The CS operating margin decreased slightly during the three month period ended March 31, 1995, compared to the corresponding period in 1994, due primarily to computer system upgrades which occurred during the second quarter of 1994. The Company expects that the CS operating margin will be slightly lower for the full year 1995 compared to 1994.

     The Company believes that its business is not seasonal; nevertheless, the timing and magnitude of software sales, commitments for equipment and facilities, product development efforts and disaster recovery activities may cause profitability to fluctuate from one quarter to another.


Revenues:

     Total revenues for the three month period ended March 31, 1995 increased $19.3 million, or 19%, compared to the corresponding period in 1994. Excluding acquired businesses, revenues increased $15.3 million, or 15%. Recurring revenues derived from remote processing services, disaster recovery services and software maintenance are approximately $100.3 million and $87.2 million for the three month periods ended March 31, 1995 and 1994, respectively, representing 83% and 85% of consolidated revenues, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Revenues:
(Continued)

     Investment Support Systems:

     ISS revenues for the three month period ended March 31, 1995 increased $12.5 million, or 19%, compared to the corresponding period in 1994. Excluding acquired businesses, revenues increased $9.7 million, or 15%, consisting of increases in software license and professional services revenues of $5.4 million and in data processing and software maintenance revenues of $4.3 million. The Company expects that ISS revenues will continue to be higher in 1995 compared to 1994.

     Disaster Recovery Services:

     DRS revenues for the three month period ended March 31, 1995 increased $5.9 million, or 19%, compared to the corresponding period in 1994. Excluding acquired businesses, revenues increased $4.6 million, or 15%, and are attributable primarily to increases in revenues resulting from new contract signings and contract renewals. The Company expects that DRS revenues will continue to be higher in 1995 compared to 1994 due primarily to new contract signings and contract renewals and, to a lesser extent, a full year of operations of businesses acquired in 1994.

     Computer Services:

     CS revenues for the three month period ended March 31, 1995 increased $1.0 million, or 15%, compared to the corresponding period in 1994, due primarily to increased volume in both the Company's remote-access computer services and mailing services businesses. The Company expects that CS revenues will be slightly higher in 1995 compared to 1994.

Costs and Expenses:

     Cost of sales and direct operating expenses for the three month period ended March 31, 1995 increased $9.8 million, or 21%, compared to the corresponding period in 1994. The increase is due primarily to upgrades of leased computer equipment in the Company's DRS and CS businesses, and, to a lesser extent, acquired businesses.

     Sales, marketing and administration expenses for the three month period ended March 31, 1995 increased $4.3 million, or 21%, compared to the corresponding period in 1994. As a percentage of revenues, sales, marketing and administrative expenses remained relatively constant at 21% of revenues. The dollar increase is attributable primarily to costs associated with the increase in revenues in the Company's three principal business lines and, to a lesser extent, acquired businesses.

     Product development expenses for the three month period ended
March 31, 1995 increased $1.1. million, or 12%, compared to the corresponding period in 1994. The increase is due primarily to an increase in development spending in connection with certain trust and shareholder systems and capital markets systems, and, to a lesser extent, a decrease in development costs capitalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Costs and Expenses:
(Continued)

     Depreciation of property and equipment for the three month period ended March 31, 1995 increased $1.5 million, or 27%, compared to the corresponding period in 1994. The increase is due primarily to facility improvements and equipment additions principally in the Company's disaster recovery services business and acquired businesses.

     Investment income for the three month period ended March 31, 1995 increased $0.8 million compared to the corresponding period in 1994 due primarily to an increase in cash and investment balances, a change in mix of investments between taxable and tax-free instruments, and an overall increase in interest rates.

Liquidity and Capital Resources:

     At March 31, 1995, cash and short-term investments increased $12.8 million to $115.4 million from $102.6 million at December 31, 1994. Cash equivalents and short-term investments are invested primarily in institutional money-market funds, short-term municipal bonds, and highly rated, investment-grade corporate bonds. By policy, the Company places its investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer.

     During the three month period ended March 31, 1995, the Company purchased 55,000 shares of its common stock under a stock repurchase plan announced on November 16, 1994, permitting the Company to purchase up to 1,000,000 shares of its common stock by December 31, 1995. During the period November 16, 1994 through March 31, 1995, the Company has purchased an aggregate of 205,000 shares of its common stock, of which 118,000 shares are held in treasury at March 31, 1995. Shares purchased under the plan will continue to be used for the Company's stock option and award plans and other general corporate purposes.

     The Company believes that existing cash resources and cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs for the foreseeable future. Furthermore, the Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.

Part II.  Other Information

          Item 1. Legal Proceedings: None, other than as previously described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          Item 2.  Changes in Securities:  None

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders:  None

Part II.  Other Information
(Continued)

          Item 5.  Other Information:  None

          Item 6.  Exhibits and Reports on Form 8-K:

                    (a)  Exhibits:

                         27.1 Financial Data Schedule

                    (b)  Reports on Form 8-K:  None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SunGard Data Systems Inc.



Date:  May 12, 1995                By:  /s/ Michael J. Ruane
                                      ---------------------------------
                                            Michael J. Ruane
                                       Vice President-Finance and
                                         Chief Financial Officer
                                      (Principal Financial Officer)

                               LIST OF EXHIBITS


NUMBER                              EXHIBIT
- ------                              -------

 27.1                          Financial Data Schedule.