Form 10-Q
period 1995-06-30
SUNGARD DATA SYSTEMS INC
filed 1995-08-14
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or
                                                              -------------

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

There were 18,907,417 shares (not adjusted for the two-for-one stock split-See
Note 4 of Notes to Consolidated Financial Statements) of the registrant's common stock, par value $.01 per share, outstanding at June 30, 1995.

                           SunGard Data Systems Inc.
                               And Subsidiaries


                                     Index
                                                                         Page
                                                                         ----

Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 1995
         (unaudited) and December 31, 1994..............................  1

         Consolidated Statements of Income for the six and three months ended June 30, 1995 and 1994 (unaudited).......................  2

         Supplemental Income Statement Information for the six and three months ended June 30, 1995 and 1994 (unaudited)................  2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1995 and 1994 (unaudited).......................  3

         Notes to Consolidated Financial Statements (unaudited).........  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.......................................  5


Part II. Other Information

Item 1.  Legal Proceedings..............................................  8

Item 2.  Changes in Securities..........................................  8

Item 3.  Defaults upon Senior Securities................................  8

Item 4.  Submission of Matters to a Vote of Security Holders............  8

Item 5.  Other Information..............................................  9

Item 6.  Exhibits and Reports on Form 8-K...............................  9

Signatures.............................................................. 10

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                                June 30,
                                                                                                  1995             Dec. 31,
                                                                                               (Unaudited)           1994
                                                                                               -----------       ------------
Assets
Current:
   Cash and equivalents.................................................................      $    58,456       $     68,491
   Short-term investments, at cost, which approximates market...........................           51,310             34,107
   Trade receivables, less allowance for doubtful accounts of $7,325 and $7,276.........           80,991             85,339
   Earned but unbilled receivables......................................................           18,488             13,488
   Prepaid expenses and other current assets............................................           15,542             14,380
   Deferred income taxes................................................................            6,366              6,490
                                                                                               -----------       ------------
       Total current assets.............................................................          231,153            222,295
Property and equipment, less accumulated depreciation of $117,068 and $105,036..........           89,531             90,436
Software products, less accumulated amortization of $50,790 and $46,943.................           23,762             23,964
Goodwill, less accumulated amortization of $17,171 and $15,035..........................           95,798             95,822
Other intangible assets, less accumulated amortization of $21,917 and $20,452...........           50,101             53,223
                                                                                               -----------       ------------
                                                                                              $   490,345       $    485,740
                                                                                               ===========       ============
Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt.....................................      $     3,555       $      5,673
   Accounts payable.....................................................................            7,328              7,628
   Accrued compensation and benefits....................................................           18,376             22,354
   Other accrued expenses...............................................................           13,015             14,214
   Accrued income taxes.................................................................            2,413              6,049
   Deferred revenues....................................................................           51,802             57,492
                                                                                               -----------       ------------
       Total current liabilities........................................................           96,489            113,410
                                                                                               -----------       ------------
Long-term debt..........................................................................            3,027              4,894
                                                                                               -----------       ------------
Deferred income taxes...................................................................            6,434              8,144
                                                                                               -----------       ------------
Committments............................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized...................                -                  -
   Common stock, par value $.01 per share; 60,000 shares authorized;
      18,907 and 18,807 shares issued...................................................              189                189
   Capital in excess of par value.......................................................          162,636            162,235
   Restricted stock plans...............................................................             (312)              (858)
   Retained earnings....................................................................          226,795            205,121
   Foreign currency translation adjustment..............................................             (876)            (2,366)
                                                                                               -----------       ------------
                                                                                                  388,432            364,321
   Treasury stock, at cost, 101 and 131 shares..........................................           (4,037)            (5,029)
                                                                                               -----------       ------------
     Total stockholders' equity.........................................................          384,395            359,292
                                                                                               -----------       ------------
                                                                                              $   490,345       $    485,740
                                                                                               ===========       ============

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                   Unaudited

                                                                                      Six Months Ended         Three Months Ended
                                                                                          June 30,                  June 30,
                                                                                  -----------------------   -----------------------
                                                                                     1995         1994         1995         1994
                                                                                  ----------   ----------   ----------   ----------
Revenues...................................................................      $  246,609   $  206,744   $  125,119   $  104,592
                                                                                  ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of sales and direct operating.......................................         111,772       93,736       56,066       47,838
  Sales, marketing and administration......................................          51,354       41,678       25,844       20,510
  Product development......................................................          21,437       17,443       11,146        8,248
  Depreciation of property and equipment...................................          14,481       11,358        7,398        5,789
  Amortization of intangible assets........................................          10,601        9,828        5,305        5,017
                                                                                  ----------   ----------   ----------   ----------
                                                                                    209,645      174,043      105,759       87,402
                                                                                  ----------   ----------   ----------   ----------
Income from operations.....................................................          36,964       32,701       19,360       17,190
  Investment income, net...................................................           2,593          928        1,347          467
                                                                                  ----------   ----------   ----------   ----------
Income before income taxes.................................................          39,557       33,629       20,707       17,657
  Income taxes.............................................................          16,218       13,788        8,489        7,239
                                                                                  ----------   ----------   ----------   ----------
Net income.................................................................      $   23,339   $   19,841   $   12,218   $   10,418
                                                                                  ==========   ==========   ==========   ==========

Fully diluted net income per common share (1)..............................      $     0.61   $     0.51   $     0.32   $     0.27
                                                                                  ==========   ==========   ==========   ==========

Shares used to compute fully diluted net income per common share (1).......          38,348       38,534       38,392       38,508
                                                                                  ==========   ==========   ==========   ==========

================================================================================

                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                                (In thousands)
                                   Unaudited

                                                                                      Six Months Ended         Three Months Ended
                                                                                          June 30,                  June 30,
                                                                                  -----------------------   -----------------------
                                                                                     1995         1994         1995         1994
                                                                                  ----------   ----------   ----------   ----------
Revenues:
  Investment support systems...............................................      $  154,516   $  129,172   $   77,476   $   64,604
  Disaster recovery services...............................................          77,352       64,470       40,235       33,265
  Computer services........................................................          14,741       13,102        7,408        6,723
                                                                                  ----------   ----------   ----------   ----------
                                                                                 $  246,609   $  206,744   $  125,119   $  104,592
                                                                                  ==========   ==========   ==========   ==========
Income from operations:
  Investment support systems...............................................      $   25,352   $   21,449   $   11,720   $   10,791
  Disaster recovery services...............................................          12,941       12,874        7,864        7,027
  Computer services........................................................           2,345        2,117        1,263        1,140
  Corporate administration.................................................          (3,674)      (3,739)      (1,487)      (1,768)
                                                                                  ----------   ----------   ----------   ----------
                                                                                 $   36,964   $   32,701   $   19,360   $   17,190
                                                                                  ==========   ==========   ==========   ==========
Operating margin:
  Investment support systems...............................................            16.4%        16.6%        15.1%        16.7%
                                                                                  ==========   ==========   ==========   ==========
  Disaster recovery services...............................................            16.7%        20.0%        19.5%        21.1%
                                                                                  ==========   ==========   ==========   ==========
  Computer services .......................................................            15.9%        16.2%        17.0%        17.0%
                                                                                  ==========   ==========   ==========   ==========
  Total....................................................................            15.0%        15.8%        15.5%        16.4%
                                                                                  ==========   ==========   ==========   ==========

(1)  Adjusted to reflect two-for-one stock split which occurred in July 1995.


                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                   Unaudited

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         ------------------------
                                                                                            1995          1994
                                                                                         ----------    ----------
Cash flow from operations:
  Net income.................................................................           $   23,339    $   19,841
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization...........................................               25,082        21,186
     Charges for incentive stock plans.......................................                1,012           725
     Other noncash charges (credits).........................................                   98           116
     Deferred income taxes...................................................               (1,586)       (1,610)
                                                                                         ----------    ----------
                                                                                            47,945        40,258
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets............................                 (553)         (946)
     Accounts payable and accrued expenses...................................               (8,786)       (4,522)
     Deferred revenues.......................................................               (6,561)         (115)
                                                                                         ----------    ----------
       Cash flow from operations.............................................               32,045        34,675
                                                                                         ----------    ----------
Financing activities:
  Cash received from employee stock plans....................................                2,878           618
  Cash paid for treasury stock...............................................               (3,608)            -
  Repayments of debt.........................................................               (4,379)         (199)
                                                                                         ----------    ----------
       Total financing activities............................................               (5,109)          419
                                                                                         ----------    ----------
Long-term investment activities:
  Cash paid for acquired businesses..........................................               (3,512)       (8,277)
  Cash paid for property and equipment.......................................              (13,861)      (14,733)
  Cash paid for software and other assets....................................               (2,395)       (2,120)
                                                                                         ----------    ----------
       Total long-term investment activities.................................              (19,768)      (25,130)
                                                                                         ----------    ----------

Increase in cash and equivalents before short-term investment activities.....                7,168         9,964

Short-term investment activities:
  Purchase of short-term investments.........................................              (42,722)      (30,627)
  Maturities of short-term investments.......................................               25,519        24,418
                                                                                         ----------    ----------
Increase in cash and equivalents.............................................              (10,035)        3,755
Beginning cash and equivalents...............................................               68,491        51,955
                                                                                         ----------    ----------
Ending cash and equivalents..................................................           $   58,456    $   55,710
                                                                                         ==========    ==========
Supplemental  information:
  Acquired businesses:
     Property and equipment..................................................                   60             -
     Software products.......................................................                1,237             -
     Goodwill and other intangible assets....................................                3,307         8,759
     Net current assets acquired (liabilities assumed).......................                 (852)         (482)
     Purchase price obligations and debt assumed.............................                 (240)            -
                                                                                         ----------    ----------
Cash paid for acquired businesses............................................           $    3,512    $    8,277
                                                                                         ==========    ==========

                            See accompanying notes

                           SunGard Data Systems Inc.
            Notes to Consolidated Financial Statements (Unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. During the six month period ended June 30, 1995, the Company completed two business acquisitions. One acquisition was in the Company's investment support systems business and the other in the Company's disaster recovery services business. The acquisitions are not expected to have a material effect on the Company's financial condition or results of operations.

3. Fully diluted net income per share was calculated using the weighted-average number of common shares and common-equivalent shares outstanding during the period. Common-equivalent shares are principally attributable to unexercised stock options.

4. On June 2, 1995, the Company's Board of Directors authorized a two-for-one stock split on all shares of its common stock. The stock split was effective for stockholders of record on June 15, 1995. Certificates for the additional shares were issued on July 7, 1995. The number of shares used for purposes of calculating net income per common share have been adjusted for all periods presented to reflect this stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income from Operations:

     Investment Support Systems (ISS):

     The ISS operating margin declined during the six and three month periods ended June 30, 1995, compared to the corresponding periods in 1994, due primarily to costs associated with development spending, partially offset by higher software license revenues. The Company expects that the full year 1995 ISS operating margin will increase modestly compared to 1994.

     Disaster Recovery Services (DRS):

     The DRS operating margin decreased during the six and three month periods ended June 30, 1995, compared to the corresponding periods in 1994, due primarily to computer equipment upgrades and facility improvements. The Company expects that the DRS operating margin will continue to improve over the balance of the year and will approach 20% for the full year 1995.

     Computer Services and Other (CS):

     While the CS operating margin was unchanged in the three month period ended June 30, 1995 compared to the corresponding period in 1994, the six month operating margin was slightly lower in 1995 compared to 1994. The Company expects that the CS operating margin will be slightly lower for the full year 1995 compared to 1994.

     The Company believes that its business is not seasonal; nevertheless, the timing and magnitude of software sales, commitments for equipment and facilities, product development efforts and disaster recovery activities may cause profitability to fluctuate from one quarter to another.


Revenues:

     Total revenues for the six and three month periods ended June 30, 1995 increased $39.9 million, or 19%, and $20.5 million, or 20%, compared to the corresponding periods in 1994. Excluding acquired businesses, revenues increased $31.2 million, or 15%, and $16.0 million, or 15%, during the six and three month periods compared to the corresponding periods in 1994. Recurring revenues derived from remote processing services, disaster recovery services and software maintenance are approximately $204.6 million and $176.0 million for the six month periods ended June 30, 1995 and 1994, respectively, representing 83% and 85% of consolidated revenues, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)


Revenues:
(Continued)

     Investment Support Systems:

     ISS revenues for the six and three month periods ended June 30, 1995 increased $25.3 million, or 20%, and $12.9 million, or 20%, compared to the corresponding periods in 1994. Excluding acquired businesses, revenues increased $18.6 million, or 14%, and $8.9 million, or 14%, during the six and three month periods compared to the corresponding periods in 1994. In the six month period, the increase is attributable to increases in data processing and software maintenance revenues of $9.5 million and software license and professional services revenues of $9.1 million. In the three month period, the increase is attributable to increases in data processing and software maintenance revenues of $5.2 million and software license and professional services revenues of $3.7 million.

     Disaster Recovery Services:

     DRS revenues for the six and three month periods ended June 30, 1995 increased $12.9 million, or 20%, and $7.0 million, or 21%, compared to the corresponding periods in 1994. Excluding acquired businesses, revenues increased $11.0 million, or 17%, and $6.4 million, or 19%, during the six and three month periods compared to the corresponding periods in 1994. The increases are attributable primarily to increases in revenues resulting from new contract signings and contract renewals. The Company expects that DRS revenues will continue to be higher in 1995 compared to 1994 due primarily to new contract signings and contract renewals and, to a lesser extent, a full year of operations for businesses acquired in 1994.

     Computer Services and Other:

     CS revenues for the six and three month periods ended June 30, 1995 increased $1.6 million, or 13%, and $0.7 million, or 10%, compared to the corresponding periods in 1994. The increases are due primarily to increased volume in both the Company's remote-access computer services and mailing services businesses. The Company expects that CS revenues will be slightly higher for the full year 1995 compared to 1994.


Costs and Expenses:

     Cost of sales and direct operating expenses for the six and three month periods ended June 30, 1995 increased $18.0 million and $8.2 million, or 19% and 17%, respectively, compared to corresponding periods in 1994. The increase is due primarily to upgrades of leased computer equipment in the Company's DRS and CS businesses and, to a lesser extent, acquired businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)



Costs and Expenses:
(Continued)

     While sales, marketing and administration expenses for the six and three month periods ended June 30, 1995 increased $9.7 million and $5.3 million, or 23% and 26%, respectively, compared to the corresponding periods in 1994, as a percentage of revenues, sales, marketing and administrative expenses were relatively stable at 21% in 1995 compared to 20% in 1994.

     Product development expenses for the six and three month periods ended June 30, 1995 increased $4.0 million and $2.9 million, or 23% and 35%, respectively, compared to the corresponding periods in 1994. The increases are due primarily to an increase in development spending in connection with certain investment support products.

     Depreciation of property and equipment for the six and three month periods ended June 30, 1995 increased $3.1 million and $1.6 million, or 27% and 28%, respectively, compared to the corresponding periods in 1994. The increase is due primarily to facility improvements and equipment additions principally in the DRS business and acquired businesses.

     Investment income for the six and three month periods ended June 30, 1995 increased $1.7 million and $0.9 million compared to the corresponding periods in 1994 due primarily to a change in mix between taxable and tax exempt instruments, an increase in cash and investment balances, and, to a lesser extent, an overall increase in interest rates.


Liquidity and Capital Resources:

     At June 30, 1995, cash and short-term investments increased $7.2 million to $109.8 million from $102.6 million at December 31, 1994. Cash equivalents and short-term investments are invested primarily in institutional money-market funds, short-term municipal bonds, and highly rated, investment-grade corporate bonds. By policy, the Company places its investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer.

     During the six month period ended June 30, 1995, as adjusted for the two-for-one stock split, the Company purchased 180,000 shares of its common stock under a stock repurchase plan announced on November 16, 1994, permitting the Company to purchase up to 2,000,000 shares of its common stock by December 31, 1995. During the period November 16, 1994 through June 30, 1995, the Company has purchased an aggregate of 480,000 shares of its common stock, of which 202,000 shares are held in treasury at June 30, 1995. Shares purchased under the plan will continue to be used for the Company's stock option and award plans and other general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)


Liquidity and Capital Resources:
(Continued)

     The Company believes that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements and ordinary capital spending needs for the foreseeable future. Furthermore, the Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.


Part II.  Other Information

          Item 1. Legal Proceedings: None, other than as previously described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          Item 2.  Changes in Securities:  None

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders:

                   (a) The 1995 Annual Meeting of Stockholders of the registrant was held on May 8, 1995.

                   (b) At the 1995 Annual Meeting, the following were elected as directors:

                                                         For      Withheld
                              Gregory S. Bentley     14,961,544    98,888
                              Michael C. Brooks      15,033,344    27,088
                              Albert A. Eisenstat    15,032,164    28,268
                              Bernard Goldstein      14,960,464    99,968
                              James L. Mann          14,961,109    99,322
                              Michael Roth           14,961,452    98,980
                              Malcolm I. Ruddock     15,033,064    27,368
                              Larry Schoenberg       15,033,164    27,268

Part II.  Other Information
(Continued)

          Item 4.  Submission of Matters to a Vote of Security Holders:
                   (Continued)

                   (c)  (i)  Approval of an Amendment to the Company's 1986
                             Stock Option Plan extending the term of the Plan.

                                         14,779,010  votes in favor
                                            169,267  votes against
                                             60,601  votes abstaining
                                             51,554  broker non-votes

                        (ii) Ratification of the appointment of Coopers &
                             Lybrand L.L.P. as the registrant's independent accountants for 1995.

                                         15,025,597  votes in favor
                                             12,411  votes against
                                             22,422  votes abstaining

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



                                   SunGard Data Systems Inc.



Date:  August 14, 1995             By:  /s/ Michael J. Ruane
                                      ---------------------------------
                                            Michael J. Ruane
                                       Vice President-Finance and
                                         Chief Financial Officer
                                      (Principal Financial Officer)

                               List of Exhibits

Number                            Exhibit
------                            -------

 27.1                     Financial Data Schedule.