Form 10-Q
period 1995-09-30
SUNGARD DATA SYSTEMS INC
filed 1995-11-13
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995
                                                              ------------------
          or

   [ ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from         to
                                                              -------    -------

          Commission file number 0-14232



                        SunGard/(R)/ Data Systems Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                       51-0267091
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                 1285 Drummers Lane, Wayne, Pennsylvania 19087
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)



                                (610) 341-8700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X      No
                                       ---       ---
There were 38,328,216 shares of the registrant's common stock, par value $.01 per share, outstanding at September 30, 1995.

                           SunGard Data Systems Inc.
                                And Subsidiaries


                                     Index

                                                                         Page
                                                                         ----
Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1995
         (unaudited) and December 31, 1994...............................  1

         Consolidated Statements of Income for the nine and three months ended September 30, 1995 and 1994 (unaudited)...................  2

         Supplemental Income Statement Information for the nine and three months ended September 30, 1995 and 1994 (unaudited)............  2

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1995 and 1994 (unaudited)...................  3

         Notes to Consolidated Financial Statements (unaudited)..........  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation........................................  6


Part II. Other Information

Item 1.  Legal Proceedings...............................................  9

Item 2.  Changes in Securities...........................................  9

Item 3.  Defaults upon Senior Securities.................................  9

Item 4.  Submission of Matters to a Vote of Security Holders.............  9

Item 5.  Other Information...............................................  9

Item 6.  Exhibits and Reports on Form 8-K................................  9

Signatures............................................................... 10

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                                     September 30,
                                                                                                         1995       December 31,
                                                                                                      (Unaudited)      1994
                                                                                                     -------------  ------------
Assets
Current:
   Cash and equivalents...........................................................................     $  45,901     $ 68,491
   Short-term investments, at cost, which approximates market.....................................        38,559       34,107
   Trade receivables, less allowance for doubtful accounts of $7,114 and $7,276...................        92,095       85,339
   Earned but unbilled receivables................................................................        23,493       13,488
   Prepaid expenses and other current assets......................................................        16,910       14,380
   Deferred income taxes..........................................................................         6,493        6,490
                                                                                                        --------     --------
       Total current assets.......................................................................       223,451      222,295
Property and equipment, less accumulated depreciation of $125,144 and $105,036....................        91,131       90,436
Software products, less accumulated amortization of $54,926 and $46,943...........................        35,457       23,964
Goodwill, less accumulated amortization of $18,385 and $15,035....................................       117,184       95,822
Other intangible assets, less accumulated amortization of $27,443 and $20,452.....................        52,602       53,223
                                                                                                        --------     --------
                                                                                                        $519,825     $485,740
                                                                                                        ========     ========

Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt...............................................      $  3,880     $  5,673
   Accounts payable...............................................................................         7,425        7,628
   Accrued compensation and benefits..............................................................        20,582       22,354
   Other accrued expenses.........................................................................        15,847       14,214
   Accrued income taxes...........................................................................         3,874        6,049
   Deferred revenues..............................................................................        58,596       57,492
                                                                                                        --------     --------
       Total current liabilities..................................................................       110,204      113,410
                                                                                                        --------     --------
Long-term debt....................................................................................         5,380        4,894
                                                                                                        --------     --------
Deferred income taxes.............................................................................         5,823        8,144
                                                                                                        --------     --------
Committments......................................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized.............................             -            -
   Common stock, par value $.01 per share; 60,000 shares authorized;
      38,328 and 18,807 shares issued.............................................................           383          189
   Capital in excess of par value.................................................................       165,271      162,235
   Restricted stock plans.........................................................................          (260)        (858)
   Retained earnings..............................................................................       238,304      205,121
   Foreign currency translation adjustment........................................................          (911)      (2,366)
                                                                                                        --------     --------
                                                                                                         402,787      364,321
   Treasury stock, at cost, 179 and 131 shares....................................................        (4,369)      (5,029)
                                                                                                        --------     --------
     Total stockholders' equity...................................................................       398,418      359,292
                                                                                                        --------     --------
                                                                                                        $519,825     $485,740
                                                                                                        ========     ========

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                   Unaudited

                                                                             Nine Months Ended     Three Months Ended
                                                                                September 30,         September 30,
                                                                            -------------------   -------------------
                                                                              1995       1994       1995       1994
                                                                            --------   --------   --------   --------
Revenues..................................................................  $378,723   $316,652   $132,114   $109,908
                                                                            --------   --------   --------   --------

Costs and expenses:
  Cost of sales and direct operating......................................   166,348    143,240     54,576     49,504
  Sales, marketing and administration.....................................    80,214     63,514     28,860     21,836
  Product development.....................................................    34,575     26,562     13,138      9,119
  Depreciation of property and equipment..................................    22,413     17,484      7,932      6,126
  Amortization of intangible assets.......................................    16,745     15,626      6,144      5,798
  Merger costs............................................................     1,351          -      1,351          -
                                                                            --------   --------   --------   --------
                                                                             321,646    266,426    112,001     92,383
                                                                            --------   --------   --------   --------
Income from operations....................................................    57,077     50,226     20,113     17,525
  Investment income, net..................................................     3,772      1,613      1,179        685
                                                                            --------   --------   --------   --------
Income before income taxes................................................    60,849     51,839     21,292     18,210
  Income taxes............................................................    25,502     21,254      9,284      7,466
                                                                            --------   --------   --------   --------
Net income................................................................  $ 35,347   $ 30,585   $ 12,008   $ 10,744
                                                                            ========   ========   ========   ========

Fully diluted net income per common share (1).............................  $   0.91   $   0.79   $   0.31   $   0.28
                                                                            ========   ========   ========   ========

Shares used to compute fully diluted net income per common share (1)......    38,649     38,512     39,254     38,502
                                                                            ========   ========   ========   ========

--------------------------------------------------------------------------------

                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                                (In thousands)
                                   Unaudited

                                                                             Nine Months Ended     Three Months Ended
                                                                                September 30,         September 30,
                                                                            -------------------   -------------------
                                                                              1995       1994       1995       1994
                                                                            --------   --------   --------   --------
Revenues:
  Investment support systems..............................................  $233,819   $195,872   $ 79,303   $ 66,700
  Disaster recovery services..............................................   118,911    100,683     41,559     36,213
  Computer services and other ............................................    25,993     20,097     11,252      6,995
                                                                            --------   --------   --------   --------
                                                                            $378,723   $316,652   $132,114   $109,908
                                                                            ========   ========   ========   ========

Income from operations:
  Investment support systems..............................................  $ 36,515   $ 31,896   $ 11,163   $ 10,447
  Disaster recovery services..............................................    23,150     20,747     10,209      7,873
  Computer services and other ............................................     4,173      3,411      1,828      1,294
  Corporate administration................................................    (5,410)    (5,828)    (1,736)    (2,089)
  Merger costs............................................................    (1,351)         -     (1,351)         -
                                                                            --------   --------   --------   --------
                                                                            $ 57,077   $ 50,226   $ 20,113   $ 17,525
                                                                            ========   ========   ========   ========
Operating margin:
  Investment support systems..............................................      15.6%      16.3%      14.1%      15.7%
                                                                            ========   ========   ========   ========
  Disaster recovery services..............................................      19.5%      20.6%      24.6%      21.7%
                                                                            ========   ========   ========   ========
  Computer services and other ............................................      16.1%      17.0%      16.2%      18.5%
                                                                            ========   ========   ========   ========
  Total...................................................................      15.1%      15.9%      15.2%      15.9%
                                                                            ========   ========   ========   ========
  Total, excluding merger costs...........................................      15.4%      15.9%      16.2%      15.9%
                                                                            ========   ========   ========   ========

(1)  Adjusted to reflect two-for-one stock split which occurred in July 1995.


                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                   Unaudited


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                 -------------------
                                                                                                   1995       1994
                                                                                                 --------   --------
Cash flow from operations:
  Net income...................................................................................  $ 35,347   $ 30,585
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization.............................................................    39,158     33,110
     Charges for incentive stock plans.........................................................     1,855      1,094
     Other noncash charges (credits)...........................................................       368        (25)
     Deferred income taxes.....................................................................    (2,324)    (3,072)
                                                                                                 --------   --------
                                                                                                   74,404     61,692
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets..............................................    (9,277)    (3,248)
     Accounts payable and accrued expenses.....................................................    (6,808)       291
     Deferred revenues.........................................................................    (6,464)    (1,129)
                                                                                                 --------   --------
       Cash flow from operations...............................................................    51,855     57,606
                                                                                                 --------   --------

Financing activities:
  Cash received from employee stock plans......................................................     4,187        572
  Cash paid for treasury stock.................................................................    (5,642)         -
  Repayments of debt...........................................................................    (8,378)    (1,331)
                                                                                                 --------   --------
       Total financing activities..............................................................    (9,833)      (759)
                                                                                                 --------   --------

Long-term investment activities:
  Cash paid for acquired businesses............................................................   (35,314)   (27,761)
  Cash paid for property and equipment.........................................................   (21,068)   (22,196)
  Cash paid for software and other assets......................................................    (3,778)    (2,710)
                                                                                                 --------   --------
       Total long-term investment activities...................................................   (60,160)   (52,667)
                                                                                                 --------   --------

Increase (decrease) in cash and equivalents before short-term investment activities............   (18,138)     4,180

Short-term investment activities:
  Purchase of short-term investments...........................................................   (49,134)   (39,268)
  Maturities of short-term investments.........................................................    44,682     36,295
                                                                                                 --------   --------
Increase (decrease) in cash and equivalents....................................................   (22,590)     1,207
Beginning cash and equivalents.................................................................    68,491     51,955
                                                                                                 --------   --------
Ending cash and equivalents....................................................................  $ 45,901   $ 53,162
                                                                                                 ========   ========


Supplemental  information:
  Acquired businesses:
     Property and equipment....................................................................     2,483      2,012
     Software products.........................................................................    14,096      2,620
     Goodwill and other intangible assets......................................................    30,984     37,418
     Purchase price obligations and debt assumed...............................................    (6,760)    (6,214)
     Deferred income taxes.....................................................................       761     (3,234)
     Net current assets acquired (liabilities assumed).........................................    (6,250)    (4,841)
                                                                                                 --------   --------
Cash paid for acquired businesses, net of cash acquired........................................  $ 35,314   $ 27,761
                                                                                                 ========   ========

                            See accompanying notes

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. During the nine month period ended September 30, 1995, the Company completed five business acquisitions accounted for as purchases. Four acquisitions were in the Company's investment support systems business and one in the Company's disaster recovery services business. These transactions are not expected to have a material effect on the Company's financial condition or results of operations.

     On August 31, 1995, the Company completed a merger with Intelus Corporation, a Maryland-based provider of document imaging and work flow management systems to the healthcare and financial services industries. This merger has been accounted for as a pooling-of-interests. The accompanying consolidated financial statements include the results of Intelus from July 1, 1995. The full year 1995 and prior year consolidated financial statements have not been restated because the impact of such restatement would not be material.

     On October 31, 1995, the Company completed the previously announced merger with MACESS Corporation, an Alabama-based provider of document imaging and workflow management systems to managed healthcare providers (HMO's). The Company expects to complete its previously announced merger with Renaissance Software Inc., a California-based provider of risk management and derivatives trading software systems, during November of 1995. Each of these transactions will be accounted for as poolings-of-interests, and, except for merger costs associated with the three mergers, which are estimated to be approximately $4.5 million, these transactions are not expected to have a material effect on the Company's financial condition or results of operations.

3. Fully diluted net income per share was calculated using the weighted-average number of common shares and common-equivalent shares outstanding during the period. Common-equivalent shares are principally attributable to unexercised stock options.

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)
(Continued)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income from Operations:

     Investment Support Systems (ISS):

     The ISS operating margin declined during the nine and three month periods ended September 30, 1995, compared to the corresponding periods in 1994, due primarily to costs associated with development spending, partially offset by higher software license revenues. The Company expects that the full year 1995 ISS operating margin will be comparable to the full year 1994 margin.

     Disaster Recovery Services (DRS):

     The DRS operating margin decreased during the nine month period ended September 30, 1995, compared to the corresponding period in 1994, due primarily to computer equipment upgrades and facility improvements. The operating margin increased during the three month period ended September 30, 1995, compared to the corresponding period in 1994, due primarily to revenue growth and cost containment efforts. The Company expects that the DRS operating margin for the full year 1995 will be comparable to the full year 1994 margin.

     Computer Services and Other (CS):

     The CS operating margin declined during the nine and three month periods ended September 30, 1995 compared to the corresponding periods in 1994, due principally to the initial effect of the recently announced merger with Intelus Corporation.

     The Company believes that its business is not seasonal; nevertheless, the timing and magnitude of software sales, commitments for equipment and facilities, product development efforts and disaster recovery activities may cause profitability to fluctuate from one quarter to another.


Revenues:

     Total revenues for the nine and three month periods ended September 30, 1995 increased $62.1 million, or 20%, and $22.2 million, or 20%, compared to the corresponding periods in 1994. Excluding acquired businesses, revenues increased $44.2 million, or 14%, and $12.9 million, or 12%, during the nine and three month periods compared to the corresponding periods in 1994. Recurring revenues derived from remote processing services, disaster recovery services and software maintenance are approximately $312.4 million and $269.5 million for the nine month periods ended September 30, 1995 and 1994, respectively, representing 82% and 85% of consolidated revenues, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Revenues:
(Continued)

     Investment Support Systems:

ISS revenues for the nine and three month periods ended September 30, 1995 increased $37.9 million, or 19%, and $12.6 million, or 19%, compared to the corresponding periods in 1994. Excluding acquired businesses, revenues increased $25.6 million, or 13%, and $7.0 million, or 11%, during the nine and three month periods ended September 30, 1995, compared to the corresponding periods in 1994. In the nine month period, the increase is attributable to increases in data processing and software maintenance revenues of $13.1 million and increases in software license and professional services revenues of $12.5 million. In the three month period, the increase is attributable to increases in data processing and software maintenance revenues of $3.6 million and increases in software license and professional services revenues of $3.4 million.

     Disaster Recovery Services:

     DRS revenues for the nine and three month periods ended September 30, 1995 increased $18.2 million, or 18%, and $5.3 million, or 15%, compared to the corresponding periods in 1994. Excluding acquired businesses, revenues increased $16.3 million, or 17%, and $5.2 million, or 15%, during the nine and three month periods compared to the corresponding periods in 1994. The increases are attributable primarily to increases in revenues resulting from new contract signings and contract renewals. The Company expects that DRS revenues will continue to be higher in 1995 compared to 1994 due primarily to new contract signings and contract renewals and, to a lesser extent, a full year of operations for businesses acquired in 1994.

     Computer Services and Other:

     CS revenues for the nine and three month periods ended September 30, 1995 increased $5.9 million, or 29%, and $4.3 million, or 61%, compared to the corresponding periods in 1994. The increases are due primarily to the acquisition of Intelus Corporation. In addition, volumes in the Company's remote-access computer services and mailing services businesses have continued to increase. The Company expects that CS revenues will be higher for the full year 1995 compared to 1994 principally due to acquisitions.

Costs and Expenses:

     Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 1995 increased $23.1 million and $5.1 million, or 16% and 10%, respectively, compared to corresponding periods in 1994. The increase is due primarily to upgrades of leased computer equipment in the Company's DRS and CS businesses and, to a lesser extent, acquired businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Costs and Expenses:
(Continued)

     While sales, marketing and administration expenses for the nine and three month periods ended September 30, 1995 increased $18.1 million and $8.4 million, or 28% and 38%, respectively, compared to the corresponding periods in 1994, as a percentage of revenues, sales, marketing and administrative expenses were relatively stable at 21.5% in 1995 compared to 20% in 1994.

     Product development expenses for the nine and three month periods ended September 30, 1995 increased $8.0 million and $4.0 million, or 30% and 44%, respectively, compared to the corresponding periods in 1994. The increases are due primarily to an increase in development spending in connection with certain investment support products and acquisitions.

     Depreciation of property and equipment for the nine and three month periods ended September 30, 1995 increased $4.9 million and $1.8 million, or 28% and 29%, respectively, compared to the corresponding periods in 1994. The increase is due primarily to facility improvements and equipment additions principally in the DRS business and acquired businesses.

     Merger costs of $1.4 million ($0.03 per fully diluted share) were recorded during the three month period ended September 30, 1995. These costs, which are not deductible for income tax purposes, were incurred in connection with the merger with Intelus Corporation, which was completed on August 31, 1995.

     Investment income for the nine and three month periods ended September 30, 1995 increased $2.2 million and $0.5 million compared to the corresponding periods in 1994 due primarily to a change in mix between taxable and tax-exempt instruments, an overall increase in interest rates, and an increase in average cash and investment balances.

Liquidity and Capital Resources:

     At September 30, 1995, cash and short-term investments decreased $18.1 million to $84.5 million from $102.6 million at December 31, 1994. The decrease resulted primarily from 1995 acquisitions and payments related to certain prior year acquisitions. Cash equivalents and short-term investments are invested primarily in institutional money-market funds, short-term municipal bonds, and highly rated, investment-grade corporate bonds. By policy, the Company places its investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer.

     During the nine month period ended September 30, 1995, as adjusted for the two-for-one stock split, the Company purchased 250,000 shares of its common stock under a stock repurchase plan announced on November 16, 1994, permitting the Company to purchase up to 2,000,000 shares of its common stock by December 31, 1995. During the period November 16, 1994 through September 30, 1995, the Company has purchased an aggregate of 550,000 shares of its common stock, of which 179,000 shares are held in treasury at September 30, 1995. Shares purchased under

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

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


Part II.  Other Information

          Item 1. Legal Proceedings: None. With respect to the lawsuit described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, the class action counts and all but one of the other counts against the Company have been dismissed, and the Company believes that the remainder of the lawsuit will not be material to its business or financial condition.

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