Form 10-K
period 1995-12-31
SUNGARD DATA SYSTEMS INC
filed 1996-03-29
CIK 789388

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K


(Mark One)
[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended   December 31, 1995   or
                                           ---------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

     Commission file number ............................................ 0-14232

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 15, 1996 was $1,431,072,000.(1) There were 42,000,220 shares of the registrant's Common Stock outstanding as of March 15, 1996.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1995, and Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 1996 annual meeting of stockholders, filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement
incorporated by reference into Part III of this Form 10-K.   [x]


(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and officers, multiplied by the last sale price for the registrant's Common Stock reported on March 15, 1996. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----


                                     PART I

Item 1.     Business......................................................    1
               Overview...................................................    1
               Investment Considerations..................................    2
               Investment Support Systems.................................    3
               Disaster Recovery Services.................................    8
               Computer Services and Other................................   11
               Product Development........................................   11
               Acquisitions and Offerings.................................   12
               Competition................................................   13
               Marketing..................................................   14
               Employees..................................................   14
               Proprietary Protection.....................................   14

Item 2.     Properties....................................................   15
Item 3.     Legal Proceedings.............................................   16
Item 4.     Submission of Matters to a Vote of Security Holders...........   16
Item 4.1    Certain Executive Officers of the Registrant..................   17


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
              Matters.....................................................   19
Item 6.     Selected Financial Data.......................................   19
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   19
Item 8.     Financial Statements and Supplementary Data...................   19
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   19


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............   20
Item 11.    Executive Compensation........................................   20
Item 12.    Security Ownership of Certain Beneficial Owners and Management   20
Item 13.    Certain Relationships and Related Transactions................   20


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K....................................................   21

            Signatures....................................................   23
            List of Exhibits..............................................   24
            Consent of Independent Accountants............................   26
            Report of Independent Accountants on
             Financial Statement Schedule.................................   26
            Financial Statement Schedule..................................   27

                                     PART I

Item 1.  Business

Overview

  SunGard Data Systems Inc. (the "Company") is a computer services and software company that specializes in proprietary investment support systems, comprehensive computer disaster recovery services and proprietary healthcare information systems. The Company believes that it is the only large specialized provider of investment support systems to the financial services industry, as well as the pioneer and a leading provider of comprehensive computer disaster recovery services. The Company's business approach is to focus on markets in which it has opportunities to develop or acquire leading products and advantageous market positions.

  The Company seeks to maximize recurring revenues by selling most of its computer services under fixed-term contracts and by emphasizing customer support and product quality in order to establish long-term relationships with customers. The Company's recurring revenues are derived primarily under contracts for remote processing services, disaster recovery services and software maintenance services, which together accounted for approximately 82% of the Company's total revenues during the last three years (80% in 1995). Of the total number of the Company's remote processing and disaster recovery services contracts that were scheduled to expire during the last three years, approximately 80% were renewed or replaced with new contracts (77% in 1995). While there can be no assurance that this renewal rate will not decline, the Company believes that it will continue to renew a high percentage of these contracts. None of the Company's customers individually accounted for more than two percent of the Company's revenues in 1995.

  The Company's operations are decentralized, and its management philosophy is one of "controlled entrepreneurship." The Company's services are provided through separate business units, which are organized into six groups of related businesses, as follows:

  Investment Support Systems:

  SunGard Financial Systems Group:  Portfolio management and securities trading
  -------------------------------
and accounting systems for financial institutions, broker/dealers, insurance companies, governments and corporations. Business units: SunGard Brokerage Systems, SunGard Global Systems, SunGard Government Systems, SunGard Insurance Systems and SunGard Securities Systems.

  SunGard Trading Systems Group (formerly known as the SunGard Capital Markets
  -----------------------------
Group): Trading, risk management and accounting systems for derivative instruments, securities and foreign exchange for international financial institutions, brokerage firms and corporations. Business units: Front Capital Systems, Prosoftia, Renaissance Software, SunGard Capital Markets and SunGard Futures Systems.

  SunGard Trust and Shareholder Systems Group:  Trust and investment accounting,
  -------------------------------------------
portfolio management and administration, securities trading, custody and employee benefit plan systems for financial institutions, stockbrokers and corporations; mutual fund, stock and bond accounting systems for mutual funds, transfer agents and corporations; accounting systems for nonprofit organizations. Business units: All Solutions, Bi-Tech Software, Portfolio Administration Limited, Shaw Data Services, SunGard Asset Management Systems, SunGard/DML, SunGard Employee Benefit Systems, SunGard Investment Systems, SunGard Shareholder Systems, SunGard Trust Systems and Worrall Miller & Associates.

  Disaster Recovery Services:

  SunGard Recovery Services Group:  Comprehensive business recovery services for
  -------------------------------
mainframe and midrange computer platforms; work-group, mobile and quick-ship recovery services; recovery planning software, and related consulting and educational services. Business units: SunGard Planning Solutions and SunGard Recovery Services.

  Computer Services and Other:

  SunGard Computer Services Group:  Remote-access computer processing and
  -------------------------------
outsourcing, and automated mailing services. Business units: SunGard Computer Services and SunGard Mailing Services.

  SunGard Healthcare Information Systems Group:  Work-flow management and
  --------------------------------------------
document-imaging systems for healthcare and financial institutions. Business units: Intelus Corporation and MACESS Corporation.

  Each business is directed by its own management team and has its own sales, marketing, product development, operations and customer support personnel. Overall corporate control and coordination are achieved through centralized budgeting, financial and legal reporting, cash management and strategic planning. The Company believes that this approach has facilitated more focused marketing, specialized product development, responsive customer service and highly motivated management.

  The Company is a Delaware corporation that was organized in 1982. The Company's principal executive offices are located at 1285 Drummers Lane, Suite 300, Wayne, Pennsylvania, 19087, and its telephone number is (610) 341-8700.

Investment Considerations

  Statements about the Company's expectations and all other statements in this Report and other Company communications other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of software sales, the timing and scope of technological advances, the performance of recently acquired businesses, the prospects for future acquisitions, and the overall condition of the financial services industry. Certain of these factors are further discussed below and should be considered in evaluating the Company's forward-looking statements and any investment in the Company's common stock.

  Acquisitions. The Company seeks to grow both internally and by acquisition. The Company's growth depends, in part, upon its ability to identify suitable acquisition candidates, negotiate acceptable acquisition terms and consummate acquisitions of successful, complementary businesses. Increased competition for acquisitions, whether from other acquirors or the public equities market, could adversely affect the terms of future acquisitions. Continued acquisitions, especially of larger companies, may require the Company to use debt or equity financing. Furthermore, there can be no assurance that acquired businesses will perform as expected. Poor performance by an acquired business could adversely affect the Company's results and cause an impairment of part of the Company's goodwill.

  Technological Changes. The Company's success depends, in part, upon its ability to continue adapting its proprietary software and recovery services to new computer and telecommunications technology on a timely and cost effective basis. Rapid or unpredictable technological developments, in particular, could have a material adverse effect on the Company's business and prospects.

  Product Development. The Company must continually enhance and evolve its proprietary software to keep pace with developments in the financial services and healthcare industries. There can be no assurance that the Company will not experience unforeseen delays in updating its software or developing new systems, or that newly developed products will be successfully marketed and sold.

  Financial Services Industry. The Company sells most of its computer services and software to the financial services industry and is generally dependent upon the continued vitality of that industry. A material adverse change in the condition of the financial services industry, such as a significant decline in securities or derivatives trading activities or in the number or value of managed portfolios, could have a material adverse effect on the Company's business and prospects.

  New Business Line. In 1995, the Company established its new Healthcare Information Systems Group by acquiring two providers of work-flow management and document-imaging systems to the healthcare industry (see Computer Services and Other). Although the Company has experience managing software businesses, the Company has no prior experience in the healthcare information systems market.
In addition, a number of the Company's competitors in this market have substantially greater financial, technological and marketing resources than the Company.

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

  The Company delivers its investment support systems primarily as remote processing services using the Company's computers and also through software licenses for use on customers' computers. The Company provides investment support remote processing services primarily from its computer centers in Birmingham (Alabama), Boston, Charlotte, Fairfield (New Jersey), London (two centers), Los Angeles, Minneapolis, Sydney (Australia) and Voorhees (New Jersey) (see Properties). As of December 31, 1995, the Company had approximately 1,740 remote processing contracts in force. These contracts generally have initial terms of one or more years and then continue for successive, one-year renewal terms, although some allow the customer to terminate on relatively short notice.

  The Company's investment support systems business has continued to increase in both size and scope, due primarily to acquisitions (see Acquisitions and Offerings). During 1995, the Company continued its product unification and enhancement efforts to provide customers with access to multiple systems and data through common graphical interfaces and shared databases. The Company also continued evolving its mainframe computer systems by converting some systems to client-server technology and by developing sophisticated personal computer and workstation front-end products for others. Also during 1995, the Company continued to add multi-currency functionality to its systems and pursue opportunities to market more of its systems internationally.

  Investment Accounting and Portfolio Management Systems. The Company's investment accounting and portfolio management systems maintain the books of record for all types of large investment portfolios such as those managed by banks, mutual funds, employee retirement plans and insurance companies. The primary functions of these systems are to accept investment transactions, value portfolios using transmissions of security prices received from various worldwide sources, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these products are used by investment advisers and other portfolio managers to manage large investment portfolios. These systems track investment activities such as purchases and sales, combine these activities with outside market data such as security prices and quality ratings, and provide analytical models to assist with investment strategy and management decisions. The Company's principal investment accounting and portfolio management systems, some of which have multi-currency capabilities, are described in the following table:

--------------------------------------------------------------------------------

    System            Platform       Mode of Delivery         Primary Markets
================================================================================
INVEST ONE(R)      IBM mainframe     remote processing         international
                                     service and software      banks, large
                                     license                   bank trust
                   ------------------------------------------  departments,
                   UNIX workstation  software license          mutual funds,
                                                               insurance
                                                               companies and
                                                               other financial
                                                               institutions
--------------------------------------------------------------------------------
ON-LINE(TM)        Bull mainframe    remote processing         institutional
                                     service                   and retail
-------------------------------------------------------------  investment
ON-SITE(TM)        UNIX workstation  software license          advisers and
-------------------------------------------------------------  other portfolio
ON-CORE(TM)        microcomputer     software license          managers
--------------------------------------------------------------------------------
MONEYMAX(R)/       UNIX workstation  remote processing         government
SERIES 2(TM)                         service                   treasurers and
                                                               financial
                                                               institutions
--------------------------------------------------------------------------------
PAL(TM)            IBM midrange      remote processing         United Kingdom
                                     service                   stockbroking
                                                               firms and fund
                                                               managers
--------------------------------------------------------------------------------
PMS(TM)/APS(TM)    microcomputer     software license          small banks,
                                                               thrifts and
                                                               other financial
                                                               institutions
--------------------------------------------------------------------------------
PAR EX(R)          microcomputer     software license and      insurance
                                     remote processing         companies
                                     service
-------------------------------------------------------------
PRISM(TM)          IBM mainframe     software license
-------------------------------------------------------------
SDIM(TM)           microcomputer     software license
-------------------------------------------------------------
SERIES 1(TM)       microcomputer     software license
--------------------------------------------------------------------------------

  A new module to INVEST ONE that was introduced during 1995 added the capability to process unit trust accounts in the United Kingdom. In August 1995, the Company expanded its investment accounting systems product line for insurance companies with the addition of the PAR EX and SDIM products. This resulted from the acquisition of the business of Market Investment Solutions, Inc., a provider of microcomputer investment management, accounting and reporting systems for the insurance industry (see Acquisitions and Offerings).

  The Company also provides certain general ledger accounting systems to insurance companies and nonprofit organizations, which are markets where the Company has opportunities to cross-sell its investment accounting systems. The Company's general ledger accounting products include ABC(TM) (Accounting Budget and Cost System), CDS(TM) (Cash Disbursement System) and EAS(TM) (Enterprise Accounting System) for insurance companies, and IFAS(TM) (Interactive Fund Accounting System) for educational institutions, state and local governments and other nonprofit organizations. The IFAS product was added in July 1995 when the Company acquired the business of Bi-Tech Software, Inc. (see Acquisitions and Offerings).

  Securities Trading and Accounting Systems. The Company's securities trading and accounting systems are used primarily by the so-called "sell side" of the investment business. The users of these products generally are traders or dealers of securities (including those trading for their own accounts) and their back-office operations. In addition to performing many investment accounting functions, the Company's securities trading and accounting systems maintain inventories of unsold securities, process trade activities and assist users in monitoring compliance with audit limits, trading limits and government regulations. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
System                          Platform         Mode of       Primary Markets
                                                 Delivery
================================================================================
BOLT(R) 1 & BOLT(R) 2        IBM mainframe    remote          capital markets
                                              processing      departments of
                                              service         domestic banks,
------------------------------------------------------------  broker/dealers
GSM GLOBAL SECURITIES        DEC VAX          software        and other
 MANAGER(R)                  UNIX             license         financial
                             workstation                      institutions
------------------------------------------------------------
INTRADER(R)                  UNIX             software
                             workstation      license
------------------------------------------------------------
MONEYMARKET II(R)            DEC VAX          remote
                                              processing
                                              service and
                                              software
                                              license
------------------------------------------------------------
OMNI SA(TM)                  IBM mainframe    remote
                             IBM AS 400       processing
                             IBM RS 6000      service and
                                              software
                                              license
------------------------------------------------------------
PHASE3(R)                    Tandem           remote
                                              processing
                                              service and
                                              software
                                              license
--------------------------------------------------------------------------------

  During 1995, the Company began development of foreign securities functionality for its PHASE3 System. Also during 1995, the Company introduced the SUNGARD SOLUTIONS NETWORK(SM) which, through strategic alliances, provides customers with third-party services such as securities descriptions, pricing, analytics and clearing.

  Derivatives Trading Systems. The Company provides software applications encompassing most aspects of risk management, trading and processing for capital markets globally. The Company's derivatives trading systems are used primarily by the so-called "sell side" of the investment business, although "buy side" demand for these systems is growing. Generally, these products are used by traders and market-makers of over-the-counter and exchange-traded derivative instruments, securities and foreign exchange contracts, and their middle- and back-office operations. These systems provide trading support, risk management, trade processing and accounting functions, and assist users in determining hedging strategies and monitoring compliance with capital requirements, trading limits and government regulations. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
          System                  Platform          Mode of     Primary Markets
                                                   Delivery
================================================================================
DEVON DERIVATIVES SYSTEM(TM) Windows NT          software       trading rooms
                             UNIX workstation    license        and capital
------------------------------------------------------------    markets
DEVON FOREX SYSTEM(TM)       UNIX workstation    software       departments of
                                                 license        international
------------------------------------------------------------    banks, and
PANORAMA(TM)                 Windows NT          software       trading rooms
                                                 license        of other
------------------------------------------------------------    financial
DEVON SECURITIES SYSTEM(TM)  Windows NT          software       institutions
                                                 license
------------------------------------------------------------
INTAS(R)                     UNIX workstation    software
OPTAS(R)                     DEC workstation     license
------------------------------------------------------------
OPUS(R)                      UNIX workstation    software
                                                 license
------------------------------------------------------------
TRADENET(TM)                 Windows/Windows NT  software
                             UNIX workstation    license
--------------------------------------------------------------------------------
OCTAGON(TM) FUTURES SYSTEM   UNIX workstation    software       international
                             DEC workstation     license and    banks and
                                                 remote         brokerage firms
                                                 processing     active in the
                                                 service        futures markets
                                                                for principal
                                                                and customer
                                                                business
--------------------------------------------------------------------------------

  The PANORAMA product, which is a Windows NT-based module that provides integrated firm-wide financial risk management across the fixed income, foreign exchange and equity and money markets, including related derivative instruments, was introduced by the Company during 1995.

  The OPUS product was added to the Company's derivatives trading systems product line with the acquisition of Renaissance Software Inc. in November, 1995 (see Acquisitions and Offerings). OPUS is a family of risk management and interest rate derivatives applications that are marketed principally to large banks and other large market-makers. OPUS applications provide a front- to back-office trading and support system for valuing, hedging, analyzing and processing interest rate derivatives and the hedging instruments used by a derivatives desk.

  Trust, Global Custody and Securities Lending Systems. The Company's trust systems automate the investment, administrative and operations areas unique to the bank trust business, including cash management, management and investment of assets, preparation of tax returns for taxable trusts, payment of trust expenses, payment of benefits to retirees, beneficiary distributions, customer statement production, and other customer service duties. The Company's global custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client statements, tax reclamation, foreign exchange, and reconciliation of depository and sub-custodian positions. The Company's securities lending systems automate the functions associated with worldwide securities lending activities. The Company's principal trust, global custody and securities lending systems are:

--------------------------------------------------------------------------------
          System                 Platform          Mode of      Primary Markets
                                                  Delivery
================================================================================
AUTOTRUST(R)                 IBM mainframe      remote         small and medium
                                                processing     size bank trust
                                                service        departments
--------------------------------------------------------------------------------
OMNI ES(TM)                  IBM mainframe      software       large and medium
                                                license and    size bank trust,
                                                remote         custody and
                                                processing     securities
                                                service        departments
--------------------------------------------------------------------------------
OMNI IC(TM)                  scalable,          software       bank global
                             multiplatform      license        custody
                                                               departments
--------------------------------------------------------------------------------
OMNILEND(TM)                 IBM mainframe      software       banks,
                             UNIX workstation   license and    broker/dealers
                                                remote         and other
                                                processing     financial
                                                service        institutions
--------------------------------------------------------------
OMNI IFS(TM)                 microcomputer      software
                             UNIX workstation   license
--------------------------------------------------------------------------------
MICROTRUST(R)                microcomputer      software       small bank trust
                                                license        departments
--------------------------------------------------------------------------------

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

  During 1995, the Company completed the first major phase of development of a Windows version of AUTOTRUST known as the CHARLOTTE(TM) system. Also during 1995, the Company consolidated its single-currency large bank trust department product, OMNITRUST(R), and its multi-currency global custody product, OMNI GS(R), into a single comprehensive product, OMNI ES.

  The Company's principal securities lending product, OMNILEND, was acquired in February 1995 when the Company purchased the business of DML, a provider of securities lending and brokerage accounting systems (see Acquisitions and Offerings).

  The Company also markets EXPEDITER(TM) to its trust accounting systems customers. EXPEDITER is a product that facilitates the automated entry of mutual fund transactions. Since its introduction in 1993, EXPEDITER has continued to expand its selection of mutual funds and to gain market acceptance. During 1995, EXPEDITER was upgraded to automate manual trading activities including pricing, confirmations and dividend rates, and to provide balance tracking and billing reports. EXPEDITER is marketed not only to users of the Company's trust accounting systems, but also to users of the Company's securities trading systems and participant accounting systems.

  Participant Accounting Systems. The Company's participant accounting systems automate the investment operations associated with defined contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant's share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process payments of benefits to retirees, and produce tax reports for plan sponsors and participants. The Company's principal participant accounting systems are:

--------------------------------------------------------------------------------
          System                 Platform      Mode of Delivery  Primary Markets
================================================================================
OMNIPLAN(R)                  IBM mainframe     remote            corporate,
OMNIPAY(R)                                     processing        bank and other
OMNIDBEN(TM)                                   service,          retirement
                                               software          plan managers
                                               license and
                                               full service
                                               bureau
                                               processing
                             -----------------------------------
                             UNIX workstation  software license
                             -----------------------------------
                             IBM AS/400        software license
                             -----------------------------------
                             microcomputer     software license
--------------------------------------------------------------------------------
MPR(TM)                      microcomputer     software license  small and
                                                                 medium size
                                                                 banks
--------------------------------------------------------------------------------

  During 1995, the Company continued development of OMNIPLUS(TM), which will succeed OMNIPLAN and be the Company's next generation participant accounting system. OMNIPLUS will support all types of defined contribution plans. In 1995, the Company introduced OMNIDBEN, a defined benefit administration system, OMNIIMPORT(TM), a microcomputer data conversion system, OMNIREMOTE(TM), a remote data entry system for plan sponsors, and Windows NT versions of many products. As an expanded offering of services, during late 1995 and early 1996, the Company entered into two facilities management agreements to manage customers' retirement plan processing operations using the OMNIPLAN product line.

  The Company expanded its activities in the Pacific Rim with the September 1995 acquisition of the business of All Solutions Financial Systems, a provider of fund and asset administration systems primarily in Australia, and the January 1996 acquisition of the business of Worrall Miller & Associates, a provider of pension plan administration software in Australia (see Acquisitions and Offerings).

  Investment Reporting and Analysis Systems. The Company's investment reporting and analysis systems accept accounting data from other investment support systems and perform special analyses for fund managers and customers. These systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
          System                 Platform      Mode of Delivery  Primary Markets
================================================================================
DATAPREP(TM)                 IBM mainframe     remote            corporate,
EMBERS(R)                                      processing        bank and other
                                               service and       retirement
                                               software license  plan managers
----------------------------------------------------------------
SUPERF4(R)                   IBM mainframe     remote
                                               processing
                                               service and
                                               software license
--------------------------------------------------------------------------------
OMNISTATION(TM)              UNIX workstation  software license  large and
                                                                 medium size
                                                                 banks
--------------------------------------------------------------------------------

  During 1995, the Company introduced a new system, GLOBAL CLIENT REPORTING(TM), which provides comprehensive investment reporting of all assets and liabilities for both master trust and global custody accounts. Currently, this is sold with INVEST ONE.

  Shareholder Accounting Systems. The Company's shareholder accounting systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder statements. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
          System                 Platform      Mode of Delivery  Primary Markets
================================================================================
INVESTAR(R)                  IBM mainframe     remote            large mutual
                                               processing        fund managers
                                               service           and transfer
                                                                 agents
--------------------------------------------------------------------------------
SUNSTAR(R)                   IBM mainframe     remote            large bank,
                                               processing        corporate and
                                               service and       utility stock
                                               software license  and bond
                             -----------------                   transfer agents
                             UNIX workstation
--------------------------------------------------------------------------------

  During 1995, the Company signed a SUNSTAR contract with The National Registry Company in Russia to provide shareholder record keeping services for the Russian securities market. Also during 1995, the Company began offering, as either a complementary product to SUNSTAR or as a stand-alone product, CORPORATE TRUST MANAGEMENT SYSTEM(TM), which extends corporate trust functionality to the front office.

  The Company also markets a work-flow management and document-imaging software system to users of its shareholder accounting systems. Known as PowerImage(R), this product uses electronic document-imaging to improve work flow and to enhance levels of service and efficiency.

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

In addition, the Company provides mobile recovery resources that may be delivered or shipped directly to customer-specified locations.

  The Company also provides general office space equipped with office equipment, which customers may use alone or in conjunction with the use of a hotsite or coldsite. This service offering, known as Work Group Recovery(SM), also includes MegaVoice(R), a centralized voice communications recovery service that backs up customers' automated telephone call distribution systems. During 1995, the Company introduced Program Management Services(SM), which encompasses the design, coordination and management of all aspects of customers' disaster recovery programs.

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

  The Company provides disaster recovery services to users of IBM (and compatible) mainframe computers and also to users of DEC, Hewlett Packard, IBM midrange (AS/400, RS/6000 and Systems/3X), NCR, Prime, Sequent, Stratus, Sun Microsystems, Tandem and Unisys computers. These services are marketed, directly and through representatives, primarily to IBM (and compatible), DEC, Hewlett Packard and Unisys mainframe and various midrange computer installations in North America.

  In December 1995, the Company expanded the customer base of its Unisys platform offerings through the acquisition of the disaster recovery business of the Newtrend Division of Electronic Data Systems Corporation (see Acquisitions and Offerings). In 1995, the Company continued to expand its disaster recovery offerings to users of midrange computers and further enlarged its midrange sales force. Also in 1995, the Company continued to expand its marketing partner program by establishing alliances with hardware providers and others and by signing certain agreements with third parties to expand and enhance its recovery services and capabilities.

  As of December 31, 1995, the Company had approximately 6,300 disaster recovery contracts in force. These contracts generally require the payment of monthly fees and range in duration from one to five years. The amount of the monthly fees depends upon the type of facilities and services selected, contract duration and competitive factors.

  During 1995, for the tenth consecutive year, the Company successfully supported all customers who experienced computer center failures.

  Disaster Recovery Facilities. The Company believes that it conceived and first implemented the concept of the MegaCenter(R), a multiple hotsite and coldsite facility that customers may use directly or remotely. The Company operates five MegaCenters, located in Atlanta, Chicago, Philadelphia, Scottsdale (Arizona) and Warminster (Pennsylvania) (see Properties). The Company believes that its Philadelphia MegaCenter, which houses DEC, Hewlett Packard, IBM mainframe, Sequent, Stratus and Tandem hotsites, and mobile Hewlett Packard, IBM midrange, NCR and Sun Microsystems computer systems, is the largest commercial disaster recovery facility in the world.

  The Company also operates MetroCenter(R) facilities in strategic locations throughout North America to provide Work Group Recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile computer systems. MetroCenters are located in Boston, Beechwood (Ohio), Dallas, Herndon (Virginia), Jersey City (New Jersey), Los Angeles, Northvale (Michigan), St. Louis, St. Paul and Toronto. The St. Paul and Toronto MetroCenters also have coldsites that can be used in conjunction with the remote operations capability.

  The Company periodically opens new facilities or expands existing facilities to accommodate both the growth in its customer base and the addition of different types of computer systems and service offerings. Also, the Company regularly upgrades its systems to offer the most advanced computer equipment generally used by its customers. During 1995, the Company opened two new MetroCenters in Beechwood (Ohio) and Northvale (Michigan), upgraded the central processing units in its Philadelphia, Chicago and Warminster MegaCenters and upgraded many mobile midrange systems at various facilities. During 1995, the Company installed an IBM ES9000 962 central processing unit (H5 technology) in the Chicago MegaCenter, IBM's largest AS/400 midrange computer and a Sequent computer in the Philadelphia MegaCenter, and new Unisys processors in the Warminster MegaCenter. The Philadelphia MegaCenter also opened a local area network (LAN) server center, which the Company believes is one of the largest LAN recovery centers in the disaster recovery industry. The disk access, tape cartridge and other peripheral equipment at all facilities were upgraded or augmented, and the capability of storage and retrieval systems were increased. During late 1995 and early 1996, the Company began offering IBM's Parallel Sysplex Configuration that links multiple mainframes to expand greatly the amount of processing power the Company can provide.

  The Company believes that, by operating a relatively small number of large facilities linked by a comprehensive communications network, it can provide superior disaster recovery services in the most effective manner. All MegaCenters and MetroCenters, as well as other remote operations centers, are linked by a communications network that is capable of handling a full range of digital and analog data transmission methods, including satellite and fiber-optic applications. The Company regularly upgrades this network to offer the communications technology generally used by its customers. During 1995, the Company continued expanding its matrix switching capabilities to allow for more efficient and reliable communications during customer tests and recovery operations. The Company also is implementing a synchronous optical network (SONET) in the New York, northern New Jersey and Philadelphia markets to provide a high-speed, fiber-optic connection into its backup systems. This SONET network will be operational in early 1996.

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

  The Company also markets a Windows-based microcomputer software product, CBR(TM) Comprehensive Business Recovery, which automates the preparation and maintenance of disaster recovery and business resumption plans, including comprehensive company-wide planning capabilities. The Company released a new version of CBR during 1995 that provided several enhancements and reporting improvements. The Company also continues to support its DOS-based microcomputer disaster recovery planning software product known as DP/90 PLUS(R). In March 1995, the Company acquired the disaster recovery planning software business of CHI/COR Information Management, Inc. (see Acquisitions and Offerings).

Computer Services and Other

  Computer Services. The Company provides remote-access computer services primarily to software developers and government agencies and also provides outsourcing services. In addition, the Company provides direct marketing computer services and automated mass mailing and printing services. These activities are supported at the Company's computer centers in Voorhees and Birmingham (see Properties), which also are used to provide remote processing services for several of the Company's investment support systems business units.

  In 1995, the Company expanded its services to encompass client-server environments, upgraded its IBM ES9000 model computer and added a new IBM 3090-400J model computer at its Voorhees facility, and added UNIX capabilities and the support of wide-area-network access.

  Healthcare Information Systems. The Company's recently formed Healthcare Information Systems Group provides work-flow management and document-imaging systems primarily to healthcare institutions and health insurance companies. In addition, the Company provides such systems to financial institutions, corporations and government agencies, and the Company believes that there will be additional market opportunities for these products. The Healthcare Information Systems Group is comprised of Intelus Corporation, acquired by the Company in August 1995, and MACESS Corporation, acquired by the Company in October 1995 (see Acquisitions and Offerings). Through the use of electronic data files that are typically created by scanning procedures, the Company's healthcare information systems replace manual, paper-based systems to facilitate the integration of broad databases of patient, customer and claims records, while enhancing efficiencies and maintaining strict control of operations. The Company's principal systems of this type are:

--------------------------------------------------------------------------------
          System           Platform       Mode of Delivery    Primary Markets
================================================================================
I-MAX(TM)               microcomputer          software       health insurance
                        license                companies
--------------------------------------------------------------------------------
ChartFlo(R) 2000        UNIX workstation       software       hospitals,
AccountFlo(TM)          microcomputer          license        healthcare
                                                              institutions and
                                                              medical clinics
--------------------------------------------------------------------------------
ProcessFlo(R)           UNIX workstation       software       banks and other
                        microcomputer          license        financial
                                                              institutions, and
                                                              government
                                                              agencies
--------------------------------------------------------------------------------

Product Development

  The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of changes in laws, introductions of new types of investment vehicles and technology and increased competition. For these reasons, the Company believes that it is important to continually maintain, enhance and evolve its proprietary investment support systems. The Company funds most of its routine ongoing software maintenance and support activities through the software maintenance fees paid by its investment support systems license customers and a portion of the monthly fees paid by its investment support systems remote processing customers. As of December 31, 1995, the Company had in force approximately 4,500 remote processing and software maintenance contracts for its investment support systems.

  The Company's expenditures for software development during 1995, 1994 and 1993, including amounts that were capitalized, totalled approximately $53,908,000, $38,684,000 and $37,581,000, respectively. These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain custom development projects for individual customers in the ordinary course of business.

  During 1996, the Company expects to develop Windows versions of several products including ON-SITE, to continue development of the Windows-based CHARLOTTE system, and to complete development of a client-server version of IFAS. Also during 1996, the Company plans to add an optional relational data base module and evolve to the next generation of Windows compatible front- and back-end components of INVEST ONE. These developments are examples of the Company's strategy of using the established functionality of its existing systems to develop state-of-the-art systems for new technological environments.

  Also in 1996, the Company expects to complete development of OMNIPLUS, its next generation participant accounting system for employee benefit plans, and to continue developing enhanced functionality for its derivatives trading, foreign exchange and consolidated risk management systems. In 1996, the Company plans to continue to expand the application of EXPEDITER, which facilitates the automated entry of mutual fund transactions for users of AUTOTRUST, OMNI ES, OMNIPLAN, BOLT and eventually other investment support systems, and to enhance its functionality. With respect to the PHASE3 system, the Company expects to complete new foreign securities functionality during early 1996, and to continue developing enhancements to better support retail brokerage functionality throughout 1996. In 1996, the Company also will continue the development of EAS (Enterprise Accounting System), a client-server general accounting system that is being developed in conjunction with four insurance industry partners.

  Continual software upgrading and enhancement also are important in the Company's healthcare information systems business. Development plans for 1996 in this business encompass enhanced document output capability, document capture capability and document searches and viewing for ChartFlo and AccountFlo, plus a Windows version of ChartFlo. The Company's 1996 plans for ProcessFlo include developing Novell- and Windows NT-based servers and porting to additional relational databases.

  The Company expands its disaster recovery services by adding new hotsites at existing facilities, upgrading its computer equipment, developing new services and opening new facilities. In 1996, the Company plans to expand its midrange product lines and customer office space in the Philadelphia MegaCenter and to open new MetroCenters in Northbrook (Illinois) and northern California. The Company plans to complete the implementation of its new Sequoia recovery services offering by mid-1996. Also during 1996, the Company plans to continue to expand its electronic vaulting product offerings, to continue upgrading its disk storage, tape cartridge and other peripheral hotsite equipment and to continue opening new MetroCenters where the demand exists.

  The Company expands its disaster recovery communications network by upgrading its communications equipment, adding new communications capabilities and establishing additional remote operations centers where the demand exists.

Acquisitions and Offerings

  The Company seeks to grow through internal development, the acquisition of businesses that broaden or complement its existing product lines, and, more recently, the acquisitions of businesses with new product and business lines. Since its initial public offering in 1986, the Company has acquired twenty-one investment support systems businesses, fourteen disaster recovery businesses, two computer services businesses and two healthcare information systems businesses. Also during this period, the Company completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

  During 1995, the Company spent approximately $23,962,000 in cash, net of cash acquired, to acquire four investment support systems businesses and two disaster recovery services businesses. In addition, the Company issued during 1995 a total of 4,253,000 shares of its common stock to acquire one investment support systems business and two healthcare information systems businesses in transactions that were accounted for as poolings-of-interests.

  The Financial Systems Group purchased the business of Market Investment Solutions, Inc., a Colorado-based provider of microcomputer investment management, accounting and reporting systems for the insurance industry, in August 1995.

  The Trading Systems Group expanded in November 1995 by acquiring Renaissance Software Inc., headquartered in Los Altos, California, a provider of trading, risk management and accounting systems to large banks and other market-makers that trade over-the-counter interest rate derivatives.

  The Trust and Shareholder Systems Group also grew by acquisition. In February 1995, the Company acquired the business of DML, a New York-based provider of securities lending and brokerage accounting software systems, and, in July 1995, the Company purchased the business of Bi-Tech Software, Inc., a California-based provider of accounting systems to nonprofit organizations. In addition, the Trust and Shareholder Systems Group significantly expanded its international operations by acquiring the business of All Solutions Financial Systems, a provider of fund and asset administration systems in Australia and New Zealand, in September 1995, and the business of Worrall Miller & Associates Pty. Ltd., a provider of pension plan administration software in Australia, in January 1996.

  The Recovery Services Group acquired, in March 1995, the disaster recovery software business of CHI/COR Information Management, Inc. and, in December 1995, the disaster recovery business of the Newtrend Division of Electronic Data Systems Corporation, which consists primarily of recovery services for users of Unisys and Unisys-compatible mainframe computers.

  The Healthcare Information Systems Group was formed during 1995 as a result of the acquisitions of Intelus Corporation in August and MACESS Corporation in October. Both Intelus and MACESS provide work-flow management and document-imaging systems to the healthcare industry.

  In July 1995, the Company's common stock split two-for-one.

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

  In its investment support systems business, the Company competes with numerous other data processing and financial software vendors, which may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, most of which are much smaller than the Company. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, such as Automatic Data Processing, Inc. and First Data Corporation, both of whom are also active acquirors. The Company also faces competition from the internal processing and development capabilities of its customers and prospects.

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

  The computer disaster recovery business remains highly competitive. The Company's principal competitors in this business are Comdisco Disaster Recovery Services, Inc. and IBM Corporation, each of which have substantially greater financial and other resources than the Company. The Company also faces potential competition from major companies that have computer facilities that could be made available for disaster recovery use. The Company believes that it competes effectively as to the key competitive factors in this market, namely quality of facilities, scope and quality of services, level and quality of customer support, level of technical expertise and price. The Company also believes that its experience and reputation as the innovator in this business are important competitive advantages.

  The Company's healthcare information systems business competes primarily with larger companies who provide imaging systems to multiple industries. Some of these vendors sell directly into the healthcare industry, and some are represented in that industry by smaller, specialized resellers. The Company believes that it competes effectively as to the key competitive factors in marketing work-flow management and document-imaging systems to healthcare and financial institutions. These factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and overall net cost.

Marketing

  All of the Company's specialized computer services and software are marketed throughout the United States, and many are marketed internationally as well.
The Company's export sales during 1995, 1994 and 1993 totalled approximately $51,273,000, $33,505,000 and $29,061,000, respectively. In addition, the
Company's foreign subsidiaries had sales that for those years totalled approximately $43,612,000 $26,652,000 and $18,437,000, respectively. Export and foreign sales during 1995 totalled $95 million and increased by 58% over 1994 export and foreign sales. As a percentage of total revenues, export and foreign sales have grown from 12% in 1993 to 18% in 1995, and the Company expects this percentage to continue growing.

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

Employees

  At December 31, 1995, the Company had approximately 2,900 full-time employees. The Company believes that its success depends, in part, on its continuing ability to attract and retain skilled technical, marketing and management personnel. While data processing professionals and software developers are in high demand, the Company believes that, to date, it has been able to attract and retain highly qualified personnel. None of the Company's employees is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

Proprietary Protection

  The Company owns registered marks for the SunGard name and owns or has applied for registration for many of its service and software names. The Company has few registrations of its copyrights and has no patents. The Company believes that registered copyrights and patents are of less significance in its business than software development skills, technological expertise and marketing capabilities, although the Company intends to consider the advisability of software patents in view of ongoing developments in that area. The Company relies primarily on contractual restrictions and trade secret laws for the protection of its proprietary services and software. The Company also has established policies requiring its personnel to maintain the confidentiality of the Company's proprietary property.

Item 2.  Properties

  The following table indicates the location, purpose and size of the Company's principal offices, principal computer facilities, business unit headquarters and disaster recovery MegaCenters.

--------------------------------------------------------------------------------
         Location                           Purpose                  Square Feet
================================================================================
Wayne, PA                    Executive offices of SunGard Data            44,500
   (near Philadelphia)       Systems Inc., and headquarters for
                             SunGard Recovery Services and SunGard
                             Planning Solutions.
--------------------------------------------------------------------------------
Atlanta, GA                  Offices of SunGard Insurance Systems.        26,000
--------------------------------------------------------------------------------
Aurora, CO                   Headquarters for SunGard Insurance           17,900
   (near Denver)             Systems.
--------------------------------------------------------------------------------
Birmingham, AL               Headquarters for SunGard Asset               85,000
                             Management Systems, SunGard Employee
                             Benefit Systems and SunGard Mailing
                             Services, and related computer center
                             with one IBM-compatible mainframe
                             computer.
--------------------------------------------------------------------------------
Birmingham, AL               Headquarters for MACESS Corporation.         26,600
--------------------------------------------------------------------------------
Canoga Park, CA              Headquarters for SunGard Government          12,000
   (near Los Angeles)        Systems and related computer center
                             with one Prime computer and seven
                             UNIX servers.
--------------------------------------------------------------------------------
Carshalton, England          Headquarters for Portfolio                   10,000
 (near London)               Administration Limited and related
                             computer centers with eight IBM
                             midrange computers.
--------------------------------------------------------------------------------
Charlotte, NC                Headquarters for SunGard Trust               36,100
                             Systems and related computer center
                             with one IBM-compatible mainframe
                             computer.
--------------------------------------------------------------------------------
Chico, CA                    Headquarters for Bi-Tech Software.           12,000
--------------------------------------------------------------------------------
Chicago, IL                  Headquarters for SunGard Futures              7,000
                             Systems.
--------------------------------------------------------------------------------
Fairfield, NJ                Computer center for Shaw Data                22,000
   (near New York)           Services with four Bull mainframe,
                             four Hewlett Packard and one Sun
                             Microsystems computers.
--------------------------------------------------------------------------------
Hinsdale, IL                 Headquarters for SunGard Investment          24,900
   (near Chicago)            Systems.
--------------------------------------------------------------------------------
Hopkins, MN                  Headquarters for SunGard Securities          46,200
   (near Minneapolis)        Systems and related computer center
                             with two IBM or IBM-compatible
                             mainframe computers.
--------------------------------------------------------------------------------
London, England              European offices of SunGard Capital          14,500
                             Markets and SunGard Futures Systems
                             and related computer center with one
                             DEC VAX computer.
--------------------------------------------------------------------------------
Los Altos, CA                Headquarters for Renaissance Software.       11,000
--------------------------------------------------------------------------------
New York, NY                 Headquarters for Shaw Data Services.         16,000
--------------------------------------------------------------------------------
New York, NY                 Headquarters for SunGard Capital             12,500
                             Markets.
--------------------------------------------------------------------------------
Northbrook, IL               SunGard Recovery Services MegaCenter         84,000
   (near Chicago)            with two IBM mainframe and two Tandem
                             computers, and three Hewlett Packard,
                             five IBM midrange, four Sun
                             Microsystems and one Unisys mobile
                             computers.
--------------------------------------------------------------------------------
Philadelphia, PA             SunGard Recovery Services MegaCenter        213,500
                             with five DEC, seven Hewlett Packard,
                             four IBM or IBM-compatible mainframe,
                             one Sequent, four Stratus and two
                             Tandem computers, and nine Hewlett
                             Packard, ten IBM midrange, one NCR
                             and six Sun Microsystems mobile
                             computers.
--------------------------------------------------------------------------------
Rockville, MD                Headquarters for Intelus Corporation.        20,600
--------------------------------------------------------------------------------
Roswell, GA                  SunGard Recovery Services MegaCenter         37,800
   (near Atlanta)            with ten DEC computers, and four DEC,
                             one Hewlett Packard, nine IBM
                             midrange and one Sun Microsystems
                             mobile computers.
--------------------------------------------------------------------------------
San Mateo, CA                Headquarters for SunGard Shareholder         18,200
                             Systems.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Location                           Purpose                  Square Feet
================================================================================
Scottsdale, AZ               SunGard Recovery Services MegaCenter         13,800
                             with five Prime and five Unisys
                             computers, and one Unisys mobile
                             computer.
--------------------------------------------------------------------------------
Stockholm, Sweden            Headquarters for Front Capital               40,000
                             Systems and Prosoftia.
--------------------------------------------------------------------------------
Sydney, Australia            Australian offices of SunGard Capital         6,700
                             Markets, SunGard Futures Systems and
                             the SunGard Trust and Shareholder
                             Systems Group, and related computer
                             center with one DEC VAX computer.
--------------------------------------------------------------------------------
Voorhees, NJ                 Headquarters for SunGard Computer            51,000
   (near Philadelphia)       Services and related computer center
                             with four IBM or IBM-compatible
                             mainframe computers.
--------------------------------------------------------------------------------
Waltham, MA                  Headquarters for SunGard Brokerage           31,300
   (near Boston)             Systems and related computer center
                             with five Tandem computers.
--------------------------------------------------------------------------------
Waltham, MA                  Headquarters for SunGard Global              16,400
   (near Boston)             Systems and related computer center
                             with thirteen DEC computers and two
                             IBM RS-6000 workstations.
--------------------------------------------------------------------------------
Warminster, PA               SunGard Recovery Services MegaCenter         20,000
   (near Philadelphia)       with six Unisys computers.
--------------------------------------------------------------------------------

  The Company leases all of the offices and facilities listed in the preceding table, with the exception of its 85,000 square-foot Birmingham facility and its Voorhees and Warminster facilities, which are owned, and its Hopkins facility, which consists of two connected buildings, one leased and the other owned. The Company also owns its MetroCenters in St. Paul, Minnesota and Northbrook, Illinois. The Company also leases space, primarily for sales offices, customer support offices, MetroCenters and remote operations centers, in many locations in the United States and internationally. The Company believes that its leased and owned facilities are adequate for the Company's present operations.

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

--------------------------------------------------------------------------------
           Name              Age       Principal Positions with the Company
================================================================================
Kenneth R. Adams              60  Chief Executive Officer, SunGard Healthcare
                                  Information Systems Group
--------------------------------------------------------------------------------
Bruce H. Battjer              45  Chief Executive Officer, SunGard Computer
                                  Services Group
--------------------------------------------------------------------------------
Andrew P. Bronstein           37  Vice President and Controller, SunGard Data
                                  Systems Inc.
--------------------------------------------------------------------------------
Cristobal I. Conde            35  Chief Executive Officer, SunGard Trading
                                  Systems Group
--------------------------------------------------------------------------------
Philip L. Dowd                54  Chief Executive Officer, SunGard Trust and
                                  Shareholder Systems Group
--------------------------------------------------------------------------------
Lawrence A. Gross             43  Vice President and General Counsel, SunGard
                                  Data Systems Inc.
--------------------------------------------------------------------------------
Michael F. Mulholland         46  Chief Executive Officer, SunGard Recovery
                                  Services Group
--------------------------------------------------------------------------------
Michael K. Muratore           49  Chief Executive Officer, SunGard Financial
                                  Systems Group
--------------------------------------------------------------------------------
Donna J. Pedrick              46  Vice President-Human Resources, SunGard Data
                                  Systems Inc.
--------------------------------------------------------------------------------
Michael J. Ruane              42  Chief Financial Officer and Vice
                                  President-Finance, SunGard Data Systems Inc.
--------------------------------------------------------------------------------
Richard C. Tarbox             43  Vice President-Corporate Development, SunGard
                                  Data Systems Inc.
--------------------------------------------------------------------------------

  Mr. Adams has been Chairman and Chief Executive Officer of Intelus Corporation since September 1995 and of MACESS Corporation since October 1995. Before that, he was Chairman and Chief Executive Officer of SunGard Recovery Services Inc. since 1988 and was its President from 1990 to 1992. From 1983 to 1988, Mr. Adams was President and a director of SunGard Trust Systems Inc.

  Mr. Battjer has been Chief Executive Officer and a director of SunGard Computer Services Inc. since October 1995. Before that, Mr. Battjer served in various executive positions in SunGard's Recovery Services Group, most recently as President of Planning Solutions.

  Mr. Bronstein has been Vice President and Controller of the Company since February 1994. Before that, he was Corporate Controller since 1992. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on the Company's account and as director of the firm's Philadelphia high technology group. Mr. Bronstein is a director and officer of most of the Company's domestic subsidiaries.

  Mr. Conde has been Chief Executive Officer and a director of SunGard Systems International Inc. (formerly named SunGard Capital Markets Inc.) since 1991. He was one of the founders of that company in 1983 and was its Executive Vice President from 1983 to 1991. Before it was acquired by the Company in 1987, SunGard Systems International Inc., originally named Devon Systems International, Inc., was an independent software company. Mr. Conde is a director and/or officer of some of the Company's domestic subsidiaries and many of its foreign subsidiaries.

  Mr. Dowd has been Chief Executive Officer of SunGard Investment Systems Inc. since 1990 and one of its directors since 1982. He was President of SunGard Investment Systems Inc. from 1982 to 1990. Mr. Dowd is a director and/or officer of many of the Company's investment support systems subsidiaries.

  Mr. Gross has been Vice President and General Counsel of the Company since 1986 and Secretary of the Company since 1987. From 1979 to 1986, he was a lawyer with Blank, Rome, Comisky &

McCauley, Philadelphia, and he has represented the Company since 1983. Mr. Gross is a director and officer of most of the Company's domestic subsidiaries and some of its foreign subsidiaries.

  Mr. Mulholland has been Chairman and Chief Executive Officer of SunGard Recovery Services Inc. since October 1995 and was its President and Chief Operating Officer since 1992. From 1987 to 1992, Mr. Mulholland served in various executive capacities in the Company and the Recovery Services Group.

  Mr. Muratore has been Chief Executive Officer and a director of SunGard Financial Systems Inc. since October 1995. Before that, he was Chief Executive Officer and a director of SunGard Computer Services Inc. since 1989 and President-Processing Divisions of SunGard Business Systems Inc. since 1990. From 1985 to 1988, Mr. Muratore was President of the Company's Central Computer Facility, which was consolidated with SunGard Computer Services Inc. at the end of 1988.

  Ms. Pedrick has been Vice President-Human Resources of the Company since 1988. From 1983 to 1988, she was Director-Human Resources of the Company.

  Mr. Ruane has been Chief Financial Officer, Vice President-Finance and Treasurer of the Company since 1994. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President-Finance of SunGard Systems International Inc. (formerly named SunGard Capital Markets Inc.) Before that, he was Vice President-Controller of the Company from 1990 through 1992, and Corporate Controller of the Company from 1985 to 1990. Mr. Ruane is a director and officer of most of the Company's domestic and foreign subsidiaries.

  Mr. Tarbox has been Vice President-Corporate Development of the Company since 1987. He is an officer of several of the Company's domestic subsidiaries.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

  This information is incorporated by reference to the section entitled Stock Information in the Company's 1995 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


Item 6.  Selected Financial Data

  This information is incorporated by reference to the section entitled Selected Financial Information in the Company's 1995 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This information is incorporated by reference to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


Item 8.  Financial Statements and Supplementary Data

  The financial statements of the Company, financial statement schedule of the Company, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


  This Part incorporates certain information from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders ("1996 Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 1996 Proxy Statement entitled Compensation Committee Report and Performance Graph shall not be deemed to be "filed" as part of this Report.


Item 10.  Directors and Executive Officers of the Registrant

  Information concerning the directors of the Company is incorporated by reference to the Company's 1996 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Election of Directors.

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.


Item 11.  Executive Compensation

  This information is incorporated by reference to the Company's 1996 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Executive Compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  This information is incorporated by reference to the Company's 1996 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Beneficial Ownership of Common Stock.


Item 13.  Certain Relationships and Related Transactions

  This information is incorporated by reference to the Company's 1996 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled Executive Compensation, Beneficial Ownership of Common Stock and Election of Directors.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements

  The following financial statements of the Company, supplementary data and related documents are incorporated by reference to the Company's 1995 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

  Report of Independent Accountants on Financial Statements, dated February 8, 1996

  Consolidated Statements of Income for each of the years ended December 31, 1995, 1994 and 1993

  Consolidated Balance Sheets as of December 31, 1995 and 1994

  Consolidated Statements of Cash Flows for each of the years ended December 31, 1995, 1994 and 1993

  Consolidated Statement of Stockholders' Equity for each of the years ended December 31, 1995, 1994 and 1993

  Notes to Consolidated Financial Statements

  Quarterly Financial Information (unaudited)

  (a)(2) Financial Statement Schedule

  The following financial statement schedule of the Company and related documents are included in this Report on Form 10-K:

                                                                            Page
                                                                            ----
  Report of Independent Accountants on Financial Statement Schedule, dated
  February 8, 1996.........................................................   26
  Schedule II--Valuation and Qualifying Accounts...........................   27

  (a)(3)  Exhibits

  The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the List of Exhibits beginning on page 24 of this Report. Exhibits 10.10 through 10.19 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

  (b)    Reports on Form 8-K

  The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the last quarter of 1995:

  Form 8-K (dated September 29, 1995) filed on October 6, 1995 relating to the Company's entering into a definitive agreement to acquire MACESS Corporation ("MACESS"). That Report included audited financial statements of MACESS, Renaissance Software Inc. ("Renaissance") and Intelus Corporation ("Intelus") and unaudited pro forma combined condensed income statement data of the Company, MACESS, Renaissance and Intelus.

  Form 8-K (dated September 30, 1995) filed on October 20, 1995 relating to the Company's third quarter results, recent acquisitions and management changes.

  Form 8-K (dated October 31, 1995) filed on November 1, 1995 relating to the consummation of the Company's acquisition by merger of MACESS.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SunGard Data Systems Inc.

Date:   March 29, 1996          By:         /s/ James L. Mann
                                     ----------------------------------
                                                James L. Mann,
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signature                     Capacity                      Date
           ---------                     --------                      ----

      /s/ James L. Mann           Chief Executive Officer,        March 29, 1996
--------------------------------  President, and Chairman
          James L. Mann           of the Board of Directors
                                  (principal executive officer)

     /s/ Michael J. Ruane         Chief Financial Officer and     March 29, 1996
--------------------------------  Vice President-Finance
         Michael J. Ruane         (principal financial officer)


    /s/ Andrew P. Bronstein       Vice President and Controller   March 29, 1996
--------------------------------  (principal accounting officer)
        Andrew P. Bronstein


     /s/ Gregory S. Bentley       Director                        March 29, 1996
--------------------------------
         Gregory S. Bentley


     /s/ Michael C. Brooks        Director                        March 29, 1996
--------------------------------
         Michael C. Brooks


    /s/ Albert A. Eisenstat       Director                        March 29, 1996
--------------------------------
        Albert A. Eisenstat


     /s/ Bernard Goldstein        Director                        March 29, 1996
--------------------------------
         Bernard Goldstein


       /s/ Michael Roth           Director                        March 29, 1996
--------------------------------
           Michael Roth


    /s/ Malcolm I. Ruddock        Director                        March 29, 1996
--------------------------------
        Malcolm I. Ruddock


  /s/ Lawrence J. Schoenberg      Director                        March 29, 1996
--------------------------------
      Lawrence J. Schoenberg

                                LIST OF EXHIBITS

Number                               Document
------    ----------------------------------------------------------------------

 3.1/1/   Amended and Restated Certificate of Incorporation of the Company.

 3.2/2/   Amended and Restated Bylaws of the Company.

 4.1/2/   Specimen Common Stock Certificate of the Company.

10.1/2/ Lease, dated June 18, 1981, between the Company and American National Bank and Trust Company of Chicago, relating to the Company's facility in Northbrook, Illinois ("First Northbrook Lease").

10.2/3/   Amendment to the First Northbrook Lease, dated September 16, 1986.

10.3/4/   Amendment to the First Northbrook Lease, dated October 14, 1987.

10.4/5/   Amendment to the First Northbrook Lease, dated October 1, 1988.

10.5/5/ Lease, dated October 1, 1988, between the Company and American National Bank and Trust Company of Chicago, relating to the Company's facility in Northbrook, Illinois ("Second Northbrook Lease").

10.6/6/   Amendment to the Second Northbrook Lease, dated September 15, 1989.

10.7/7/ Lease, dated April 12, 1984, between the Company and Broad and Noble Associates, Inc., relating to the Company's facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 ("401 Lease").

10.8      Amendment to 401 Lease, dated October 9, 1995 (filed with this
          Report).

10.9/1/ Lease, dated May 19, 1989, between the Company and Northmeadow Associates, relating to the Company's facility in Roswell, Georgia, Amendment thereto, dated June 1989, and Assignment and Assumption thereof, dated December 31, 1990.

10.10/1/ The Company's 1982 Incentive Stock Option Plan and Amendments thereto, dated January 1, 1987 and November 8, 1991./11/

10.11/8/ The Company's 1986 Stock Option Plan, Amendments thereto, dated January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991./11/

10.12/1/ The Company's 1988 Nonqualified Stock Option Plan and Amendment thereto, dated October 30, 1990./11/

10.13/6/ The Company's 1990 Amended and Restated Restricted Stock Incentive Plan./11/

10.14/9/  The Company's Restricted Stock Award Plan for Outside Directors./11/

10.15/10/ The Company's 1994 Equity Incentive Plan./11/

10.16     The Company's 1996 Equity Incentive Plan (filed with this Report)./11/

NUMBER                               DOCUMENT
------     ---------------------------------------------------------------------
10.17/10/  Summary Description of the Company's Annual Executive Incentive
           Compensation Program./11/

10.18 Summary Description of the Company's Long-Term Executive Incentive Compensation Plan (filed with this Report)./11/

10.19/1/ Form of Indemnification Agreement entered into by the Company with its directors and officers./11/

11.1       Statement Re Computation of Per Share Earnings (filed with this
           Report).

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 expressly incorporated herein by reference (filed with this Report).

21.1       Subsidiaries of the Registrant (filed with this Report).

23.1 Consent of Independent Accountants, regarding the Company's consolidated financial statements and financial statement schedule (included at page 26 of this Report).

27.1 Financial Data Schedule for the year ended December 31, 1995 (filed with this Report).

---------------

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

(8) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).

(9) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

(10) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).

(11) Management contract or compensatory plan or arrangement.

                                  Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


  We consent to the incorporation by reference into the Company's Registration Statements on Form S-8 (Registration Nos. 33-6425, 33-14984, 33-33602, 33-42345,
33-69650 and 33-64901) of our reports dated February 8, 1996 on our audits of the consolidated financial statements and consolidated financial statement schedule of SunGard Data Systems Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995, which report on the consolidated financial statements is incorporated by reference in this Report on Form 10-K.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 27, 1996

--------------------------------------------------------------------------------

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders
SunGard Data Systems Inc.


  Our report on the consolidated financial statements of SunGard Data Systems Inc. and subsidiaries is incorporated by reference in this Report on Form 10-K from page 56 of the 1995 Annual Report to Stockholders of SunGard Data Systems Inc. In connection with our audit of such consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 14(a)(2), Part IV, of this Report on Form 10-K.

  In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 8, 1996

                   SunGard Data Systems Inc. and Subsidiaries
                          Financial Statement Schedule
--------------------------------------------------------------------------------

                                  SCHEDULE II

                       Valuation and Qualifying Accounts


                        Allowance for Doubtful Accounts
                        -------------------------------

  Year Ended    Beginning    Charged      Ending
 December 31,    Balance    to Expense  Other/(1)/    Write-offs    Balance
--------------  ----------  ----------  -----------  ------------  ----------
1995..........  $7,276,000  $1,705,000    $565,000   ($3,120,000)  $6,426,000
1994..........   6,969,000   4,014,000      71,000   ( 3,778,000)   7,276,000
1993..........   4,491,000   4,963,000     (21,000)  ( 2,464,000)   6,969,000


(1) Net impact of acquired companies, foreign currency translation, and, in 1993, the sale of a product line.

                    INDEX OF EXHIBITS FILED WITH THIS REPORT



Number                              Document
------ ------------------------------------------------------------------------

10.8   Amendment to 401 Lease, dated October 9, 1995.


10.16  The Company's 1996 Equity Incentive Plan./(1)/


10.18 Summary Description of the Company's Long-Term Executive Incentive Compensation Plan./(1)/


11.1   Statement Re Computation of Per Share Earnings.


13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 expressly incorporated herein by reference.


21.1   Subsidiaries of the Registrant.


23.1 Consent of Independent Accountants, regarding the Company's consolidated financial statements and financial statement schedule (included at page 26 of this Report).


27.1   Financial Data Schedule for the year ended December 31, 1995.

_______________

(1)    Management contract or compensatory plan or arrangement.