Form 10-Q
period 1996-03-31
SUNGARD DATA SYSTEMS INC
filed 1996-05-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996
                                                              --------------
          or

  [  ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ____________ to
          ___________

          Commission file number 0-14232


                           SunGard/(R)/ Data Systems Inc.
                 --------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   51-0267091
- ---------------------------------             --------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

                 1285 Drummers Lane, Wayne, Pennsylvania 19087
                 --------------------------------------------
          (Address of principal executive offices, including zip code)


                               (610) 341-8700
                 --------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No___
                                       ---

There were 41,966,797 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 1996.

                           SunGard Data Systems Inc.
                                And Subsidiaries


                                     Index
                                                                         Page
                                                                         ----


Part I.     Financial Information

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 1996
            (unaudited) and December 31, 1995..........................  1

            Consolidated Statements of Income for the three months
            ended March 31, 1996 and 1995 (unaudited)..................  2

            Supplemental Income Statement Information for the three
            months ended March 31, 1996 and 1995 (unaudited)...........  2

            Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)..................  3

            Notes to Consolidated Financial Statements (unaudited).....  4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation...................................  5


Part II.    Other Information

Item 1.     Legal Proceedings..........................................  9

Item 2.     Changes in Securities......................................  9

Item 3.     Defaults upon Senior Securities............................  9

Item 4.     Submission of Matters to a Vote of Security Holders........  9

Item 5.     Other Information..........................................  9

Item 6.     Exhibits and Reports on Form 8-K...........................  9

SIGNATURES  ........................................................... 10

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                                       SunGard Data Systems Inc.
                                      Consolidated Balance Sheets
                                (In thousands, except per share amounts)

                                                                                               March 31,
                                                                                                 1996      December 31,
                                                                                              (Unaudited)     1995
                                                                                             ------------  -----------
Assets
Current:
   Cash and equivalents..................................................................   $     103,201  $    79,091
   Short-term investments, at cost, which approximates market............................          33,038       36,066
   Trade receivables, less allowance for doubtful accounts of $7,866 and $6,426..........         109,090      118,169
   Earned but unbilled receivables.......................................................          22,745       25,090
   Prepaid expenses and other current assets.............................................          19,177       16,020
   Deferred income taxes.................................................................           7,552        6,727
                                                                                             ------------  -----------
       Total current assets..............................................................         294,803      281,163
Property and equipment, less accumulated depreciation of $134,282 and $126,580...........          94,692       95,745
Software products, less accumulated amortization of $61,972 and $59,033..................          34,284       35,375
Goodwill, less accumulated amortization of $20,957 and $19,658...........................         116,322      116,455
Other intangible assets, less accumulated amortization of $29,579 and $27,015............          49,508       50,996
                                                                                             ------------  -----------
                                                                                            $     589,609  $   579,734
                                                                                             ============  ===========

Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt......................................   $       5,837  $     6,761
   Accounts payable......................................................................           8,458       12,428
   Accrued compensation and benefits.....................................................          22,229       29,330
   Other accrued expenses................................................................          16,932       15,773
   Accrued income taxes..................................................................          19,951       10,639
   Deferred revenues.....................................................................          71,083       72,642
                                                                                             ------------  -----------
       Total current liabilities.........................................................         144,490      147,573
                                                                                             ------------  -----------
Long-term debt...........................................................................           3,349        3,241
                                                                                             ------------  -----------
Deferred income taxes....................................................................           5,571        6,628
                                                                                             ------------  -----------
Committments.............................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized....................               -            -
   Common stock, par value $.01 per share; 60,000 shares authorized;
      42,111 and 42,111 shares issued....................................................             421          421
   Capital in excess of par value........................................................         171,667      171,558
   Notes receivable for common stock.....................................................          (1,125)      (2,817)
   Restricted stock plans................................................................             (95)        (220)
   Retained earnings.....................................................................         271,839      260,172
   Foreign currency translation adjustment...............................................          (1,404)      (1,279)
                                                                                             ------------  -----------
                                                                                                  441,303      427,835
   Treasury stock, at cost, 150 and 189 shares...........................................          (5,104)      (5,543)
                                                                                             ------------  -----------
     Total stockholders' equity..........................................................         436,199      422,292
                                                                                             ------------  -----------
                                                                                             $    589,609  $   579,734
                                                                                             ============  ===========

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------  ----------
                                                                                  1996        1995
                                                                             -----------  ----------
Revenues.................................................................   $    149,798 $   121,490
                                                                             -----------  ----------
Costs and expenses:
  Cost of sales and direct operating.....................................         67,236      55,706
  Sales, marketing and administration....................................         30,903      25,510
  Product development....................................................         13,179      10,291
  Depreciation of property and equipment.................................          8,595       7,083
  Amortization of intangible assets......................................          6,812       5,296
                                                                             -----------  ----------
                                                                                 126,725     103,886
                                                                             -----------  ----------
Income from operations...................................................         23,073      17,604
  Interest  income, net..................................................          1,519       1,246
                                                                             -----------  ----------
Income before income taxes...............................................         24,592      18,850
  Income taxes...........................................................          9,960       7,729
                                                                             -----------  ----------
Net income...............................................................   $     14,632 $    11,121
                                                                             ===========  ==========
Fully diluted net income per common share................................   $       0.34 $     0.29 (1)
                                                                             ===========  ==========
Shares used to compute fully diluted net income per common share.........         42,871     38,302(1)
                                                                             ===========  ==========

================================================================================

                                            SunGard Data Systems Inc.
                                     Supplemental Income Statement Information
                                                (In thousands)
                                                 (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             -----------  ----------
                                                                                 1996        1995
                                                                             -----------  ----------
Revenues:
  Investment support systems.............................................   $     92,734 $    77,040
  Disaster recovery services.............................................         43,469      37,117
  Computer services and other ...........................................         13,595       7,333
                                                                             -----------  ----------
                                                                            $    149,798 $   121,490
                                                                             ===========  ==========
Income from operations:
  Investment support systems.............................................   $     15,559 $    13,632
  Disaster recovery services.............................................          8,746       5,077
  Computer services and other ...........................................            658       1,082
  Corporate administration...............................................         (1,890)     (2,187)
                                                                             -----------  ----------
                                                                            $     23,073 $    17,604
                                                                             ===========  ==========
Operating margin:
  Investment support systems.............................................           16.8%      17.7%
                                                                             ===========  =========
  Disaster recovery services.............................................           20.1%      13.7%
                                                                             ===========  =========
  Computer services and other ...........................................            4.8%      14.8%
                                                                             ===========  =========
  Total..................................................................           15.4%      14.5%
                                                                             ===========  =========

(1)  Adjusted to reflect two-for-one stock split which occurred in July 1995.




                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                   Unaudited


                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                               ----------  ----------
                                                                                                   1996       1995
                                                                                               ----------  ----------
Cash flow from operations:
  Net income...............................................................................   $    14,632 $    11,121
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization.........................................................        15,407      12,379
     Charges for stock option and award plans..............................................           337         690
     Other noncash charges (credits).......................................................           282        (121)
     Deferred income tax benefit...........................................................        (1,882)     (1,737)
                                                                                               ----------  ----------
                                                                                                   28,776      22,332
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets..........................................         8,337       4,464
     Accounts payable and accrued expenses.................................................          (476)        404
     Deferred revenues.....................................................................        (2,328)     (4,618)
                                                                                               ----------  ----------
       Cash flow from operations...........................................................        34,309      22,582
                                                                                               ----------  ----------
Financing activities:
  Cash received under employee stock plans.................................................         3,709       1,604
  Cash paid for treasury stock.............................................................        (4,415)     (1,995)
  Repayments of debt.......................................................................        (1,024)        (90)
                                                                                               ----------  ----------
       Total financing activities..........................................................        (1,730)       (481)
                                                                                               ----------  ----------

Long-term investment activities:
  Cash paid for acquired businesses, net of cash acquired..................................        (2,542)     (3,324)
  Cash paid for property and equipment.....................................................        (7,584)     (5,486)
  Cash paid for software and other assets..................................................        (1,371)       (531)
                                                                                               ----------  ----------
       Total long-term investment activities...............................................       (11,497)     (9,341)
                                                                                               ----------  ----------
Increase (decrease) in cash and equivalents before short-term investment activities........        21,082      12,760

Short-term investment activities:
  Purchase of short-term investments.......................................................        (2,660)    (39,797)
  Maturities of short-term investments.....................................................         5,688      19,268
                                                                                               ----------  ----------
Increase (decrease) in cash and equivalents................................................        24,110      (7,769)
Beginning cash and equivalents.............................................................        79,091      68,491
                                                                                               ----------  ----------
Ending cash and equivalents................................................................   $   103,201 $    60,722
                                                                                               ==========  ==========
Supplemental  information:

  Acquired businesses:
     Property and equipment................................................................             -          60
     Software products.....................................................................           765       1,237
     Goodwill and other intangible assets..................................................         2,620       3,119
     Purchase price obligations and debt assumed...........................................             -        (240)
     Net current liabilities assumed.......................................................          (843)       (852)
                                                                                               ----------  ----------
Cash paid for acquired businesses, net of cash acquired....................................   $     2,542 $     3,324
                                                                                               ==========  ==========

                               See accompanying notes

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. On April 26, 1996, the Company completed the acquisition of the disaster recovery business of Digital Equipment Corporation. The acquisition consisted primarily of contract rights, computer equipment and a non-competition agreement. The acquisition is not expected to have a material effect upon the financial condition of results of operations of the Company.

3. Fully diluted net income per common share was calculated using the weighted-average number of common shares and common-equivalent shares outstanding during the period. Common-equivalent shares are principally attributable to unexercised stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Result's of Operations

     Statements about the Company's expectations and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of software sales, the timing and magnitude of technological advances, the performance of recently acquired businesses, the prospects for future acquisitions, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1995, a copy of which may be obtained from the Company without charge.

Income from Operations:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of more than twenty operating units of various sizes and complexities. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected.

     Since overall ISS results reflect the sum of the diverse results of individual operating units, there could be an adverse impact on ISS revenues and margins if too many individual units are unable to meet expectations.

     The ISS operating margin was 16.8% for the three months ended March 31, 1996. The Company expects that the full-year 1996 operating margin will be approximately 16%, consistent with the full-year ISS operating margin during the last three years. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the performance of recently acquired businesses and the level of spending on product development.

     Disaster Recovery Services (DRS):

     The DRS operating margin increased during the three month period ended March 31, 1996 compared to the corresponding period in 1995, due primarily to an increase in revenues and the timing and magnitude of equipment expenditures. The Company expects the timing and magnitude of expenditures for equipment and facilities upgrades to be spread throughout 1996, compared with 1995, when such expenditures were more heavily concentrated in the first quarter.

     The Company expects that the full-year 1996 DRS operating margin will remain the same as in 1995. The most important factors affecting the DRS operating margin continue to be the rate of new contract signings, contract renewals, and timing and magnitude of equipment and facilities expenditures, as well as the level of acquisition activity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            (Continued)

Income from Operations
(Continued):

     Computer Services and Other (CS):

     The decline in the CS operating margin during the three month period ended March 31, 1996 compared to the corresponding period in 1995 is due to the initial effect of the 1995 acquisitions of Intelus Corporation and MACESS Corporation, partially offset by an increase in the operating margin in the Company's remote-access computer processing and automated mailing services businesses.

     The Company expects that the CS operating margin will improve for the full-year 1996 compared to 1995. The most important factors affecting the CS operating margin are the performance of acquired businesses, which are highly dependent upon the timing and magnitude of software license revenues, and revenue growth in remote-access computer processing and automated mailing services businesses.

Revenues:

     Total revenues for the three month period ended March 31, 1996 increased $28.3 million, or 23%, compared to the corresponding period in 1995. Excluding acquired businesses, revenues increased $11.3 million, or 9%, during the three month period compared to the corresponding period in 1995. Recurring revenues derived from remote processing, disaster recovery and software maintenance services are approximately $119.6 million and $100.3 million for the three month periods ended March 31, 1996 and 1995, respectively, representing 80% and 83% of consolidated revenues, respectively. The decline in the percentage of recurring revenues during 1996 is due to an increase in the percentage of software license revenues, which increased to 11% of total revenues during the three month period ended March 31, 1996, compared to 9% of total revenues during the corresponding period in 1995. This increase was due primarily to continued growth in software license revenues in the Trading Systems Group and acquired businesses, partially offset by a decline in software license revenues in the Company's Financial Systems Group due to a large sale during the first quarter of 1995. The Company expects that the percentage of recurring revenues will be approximately 80% for the full-year 1996.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (Continued)

Revenues
(Continued):

     Investment Support Systems:

     ISS revenues for the three month period ended March 31, 1996 increased $15.7 million, or 20%, compared to the corresponding period in 1995. Excluding acquired businesses, revenues increased $4.6 million, or 6%, during the three month period ended March 31, 1996, compared to the corresponding period in 1995. The increase is attributable to increases in data processing and software maintenance revenues of $4.6 million. Excluding acquired businesses, software license and professional services revenues were unchanged in 1996, due in part to a large software license sale of a Financial Systems Group product during the first quarter of 1995. This product is more frequently sold on a recurring revenue basis.

     Disaster Recovery Services:

     DRS revenues for the three month period ended March 31, 1996 increased $6.4 million, or 17%, compared to the corresponding period in 1995. Excluding acquired businesses, revenues increased $6.0 million, or 16%, during the three month period compared to the corresponding period in 1995. The increase is attributable primarily to increases in revenues resulting from new contract signings and contract renewals, a significant portion of which were in the Company's midrange platforms.

     Computer Services and Other:

     CS revenues for the three month period ended March 31, 1996 increased $6.3 million, or 85%, compared to the corresponding period in 1995. Excluding acquired businesses, revenues increased $0.8 million, or 11%, compared to the corresponding period in 1995. The increase is due to increased volume in the Company's remote-access computer processing business.

Costs and Expenses:

     Cost of sales and direct operating expenses for the three month period ended March 31, 1996 increased $11.5 million, or 21%, compared to the corresponding period in 1995. The increase is due primarily to acquired businesses. As a percentage of revenues, cost of sales and direct operating expenses declined to approximately 45% from 46% in 1995. The decline was due primarily to an increase in product development spending, as well as the results of cost containment efforts.

     Sales, marketing and administration expenses for the three month period ended March 31, 1996 increased $5.4 million, or 21%, compared to the corresponding period in 1995. The increase is due primarily to acquired businesses and an increase in sales activity, particularly in the Trading Systems and Disaster Recovery Services Groups. As a percentage of revenues, sales, marketing and administrative expenses were relatively stable at approximately 21%.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (Continued)

Costs and Expenses
(Continued):

     Product development expenses for the three month period ended March 31, 1996 increased $2.9 million, or 28%, compared to the corresponding period in 1995. The increase is due primarily to acquired businesses and an increase in development spending in connection with various ISS products. Development costs capitalized were $0.5 million and $0.3 million during the three month periods ended March 31, 1996 and 1995, respectively.

     Depreciation of property and equipment for the three month period ended March 31, 1996 increased $1.5 million, or 21%, compared to the corresponding period in 1995. The increase is due primarily to acquired businesses and purchases of equipment and facility improvements.

     Net interest income for the three month period ended March 31, 1996 increased $0.3 million, or 22%, compared to the corresponding period in 1995 due primarily to an increase in average cash and investment balances, and, to a lesser extent, an increase in overall interest rates.

     The Company's effective income tax rate was 40.5% and 41.0% during the three month periods ended March 31, 1996 and 1995, respectively. The small decline in the 1996 effective income tax rate is due primarily to nondeductible intangible asset amortization remaining relatively constant, while income before income taxes is increasing.

Liquidity and Capital Resources:

     At March 31, 1996, cash and short-term investments increased $21.0 million to $136.2 million from $115.2 million at December 31, 1995. Cash equivalents and short-term investments are invested primarily in institutional money-market funds, short-term municipal bonds, and highly rated, investment-grade corporate bonds. By policy, the Company places its investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer.

     Cash flow from operations increased during the three month period ended March 31, 1996 to $34.3 million from $22.6 million during the comparable period in 1995. The increase was due to collection of accounts receivable balances resulting primarily from fourth quarter 1995 sales, as well as an increase in net income. The Company spent $7.6 million for property and equipment during the three months ended March 31, 1996, and expects that capital spending for the full-year 1996 will increase to approximately $37.0 million from $31.7 million during 1995. The expected increase is due to businesses acquired during 1995 and replacement and improvement of equipment and facilities.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient for the foreseeable future to meet its operating requirements, contingent payments in connection with business acquisitions, and ordinary capital spending needs. Furthermore, the Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.

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



                                   SunGard Data Systems Inc.



Date:  May 14, 1996           By:        /s/Michael J. Ruane
                                 ------------------------------------
                                            Michael J. Ruane
                                        Vice President-Finance
                                     and Chief Financial Officer
                                    (Principal Financial Officer)

                               LIST OF EXHIBITS

NUMBER                              EXHIBIT
- ------                              -------

27.1                          Financial Data Schedule.