Form 10-Q
period 1996-06-30
SUNGARD DATA SYSTEMS INC
filed 1996-08-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or
                                                          -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________to ____________

      Commission file number 0-14232


                          SunGard(R) Data Systems Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




             Delaware                                    51-0267091
- -----------------------------------        ------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


                 1285 Drummers Lane, Wayne, Pennsylvania 19087
             -----------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (610) 341-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        --       --

There were 42,117,119 shares of the registrant's common stock, par value $.01 per share, outstanding at June 30, 1996.

                           SUNGARD DATA SYSTEMS INC.
                                AND SUBSIDIARIES


                                     INDEX


                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 1996
            (unaudited) and December 31, 1995 . . . . . . . . . . . . . .   1

            Consolidated Statements of Income for the six and three
            months ended June 30, 1996 and 1995 (unaudited) . . . . . . .   2

            Supplemental Income Statement Information for the six and
            three months ended June 30, 1996 and 1995 (unaudited) . . . .   2

            Consolidated Statements of Cash Flows for the six and three
            months ended June 30, 1996 and 1995 (unaudited) . . . . . . .   3

            Notes to Consolidated Financial Statements (unaudited). . . .   4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation. . . . . . . . . . . . . . . . . . .   5


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   9

Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . .   9

Item 3.     Defaults upon Senior Securities . . . . . . . . . . . . . . .   9

Item 4.     Submission of Matters to a Vote of Security Holders . . . . .   9

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . .  10

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------


                           SUNGARD DATA SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       JUNE 30,
                                                         1996           DECEMBER 31,
                                                      (UNAUDITED)           1995
                                                    --------------     --------------
ASSETS
Current:
  Cash and equivalents. . . . . . . . . . . . . .  $      106,800     $       79,091
  Short-term investments, at cost, which
   approximates market. . . . . . . . . . . . . .          11,323             36,066
  Trade receivables, less allowance for doubtful
   accounts of $10,589 and $6,426 . . . . . . . .         108,878            118,169
  Earned but unbilled receivables . . . . . . . .          22,023             25,090
  Prepaid expenses and other current assets . . .          22,962             16,020
  Deferred income taxes . . . . . . . . . . . . .           9,248              6,727
                                                    --------------     --------------
    Total current assets. . . . . . . . . . . . .         281,234            281,163
Property and equipment, less accumulated
 depreciation of $141,972 and $126,580. . . . . .          97,497             95,745
Software products, less accumulated amortization
 of $64,783 and $59,033 . . . . . . . . . . . . .          33,023             35,375
Goodwill, less accumulated amortization of
 $22,311 and $19,658. . . . . . . . . . . . . . .         122,840            116,455
Other intangible assets, less accumulated
 amortization of $33,808 and $27,015. . . . . . .          62,996             50,996
                                                    --------------     --------------
                                                   $      597,590     $      579,734
                                                    ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Short-term and current portion of long-term
   debt . . . . . . . . . . . . . . . . . . . . .  $        3,098     $        6,761
  Accounts payable. . . . . . . . . . . . . . . .           8,907             12,428
  Accrued compensation and benefits . . . . . . .          23,553             29,330
  Other accrued expenses. . . . . . . . . . . . .          17,651             15,773
  Accrued income taxes. . . . . . . . . . . . . .          10,462             10,639
  Deferred revenues . . . . . . . . . . . . . . .          70,970             72,642
                                                    --------------     --------------
    Total current liabilities . . . . . . . . . .         134,641            147,573
                                                    --------------     --------------
Long-term debt. . . . . . . . . . . . . . . . . .           3,290              3,241
                                                    --------------     --------------
Deferred income taxes . . . . . . . . . . . . . .           4,514              6,628
                                                    --------------     --------------
Committments. . . . . . . . . . . . . . . . . . .
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   5,000 shares authorized. . . . . . . . . . . .              --                 --
  Common stock, par value $.01 per share; 60,000
   shares authorized; 42,229 and 42,111 shares
   issued . . . . . . . . . . . . . . . . . . . .             422                421
  Capital in excess of par value. . . . . . . . .         174,323            171,558
  Notes receivable for common stock . . . . . . .            (930)            (2,817)
  Restricted stock plans. . . . . . . . . . . . .          (1,777)              (220)
  Retained earnings . . . . . . . . . . . . . . .         288,218            260,172
  Foreign currency translation adjustment . . . .          (1,123)            (1,279)
                                                    --------------     --------------
                                                          459,133            427,835
  Treasury stock, at cost, 112 and 189 shares . .          (3,988)            (5,543)
                                                    --------------     --------------
    Total stockholders' equity. . . . . . . . . .         455,145            422,292
                                                    --------------     --------------
                                                   $      597,590     $      579,734
                                                    ==============     ==============


                             See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                   SIX MONTHS ENDED      THREE MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                                 ------------------     -------------------
                                   1996      1995         1996       1995
                                 --------  --------     --------   --------
Revenues . . . . . . . . . . .   $305,366  $246,609     $155,568   $125,119
                                 --------  --------     --------   --------
Costs and expenses:
  Cost of sales and direct
   operating . . . . . . . . .    136,761   111,772       69,525     56,066
  Sales, marketing and
   administration. . . . . . .     61,410    51,354       30,507     25,844
  Product development. . . . .     26,857    21,437       13,678     11,146
  Depreciation of property and
   equipment . . . . . . . . .     17,636    14,481        9,041      7,398
  Amortization of intangible
   assets. . . . . . . . . . .     13,857    10,601        7,045      5,305
                                 --------  --------     --------   --------
                                  256,521   209,645      129,796    105,759
                                 --------  --------     --------   --------
Income from operations . . . .     48,845    36,964       25,772     19,360
  Interest income, net . . . .      3,005     2,593        1,486      1,347
                                 --------  --------     --------   --------
Income before income taxes . .     51,850    39,557       27,258     20,707
  Income taxes . . . . . . . .     20,999    16,218       11,039      8,489
                                 --------  --------     --------   --------
Net income . . . . . . . . . .   $ 30,851  $ 23,339     $ 16,219   $ 12,218
                                 ========  ========     ========   ========
Fully diluted net income per
 common share. . . . . . . . .   $   0.72  $   0.61(1)  $   0.38   $   0.32(1)
                                 ========  ========     ========   ========
Shares used to compute fully
 diluted net income per common
 share . . . . . . . . . . . .     42,981    38,348(1)    43,091     38,392(1)
                                 ========  ========     ========   ========



                           SUNGARD DATA SYSTEMS INC.
                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                    SIX MONTHS ENDED     THREE MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                   -------------------   --------------------
                                     1996       1995       1996        1995
                                   --------   --------   --------   ---------
Revenues:
  Investment support systems . .   $184,926   $154,516   $ 92,192    $ 77,476
  Disaster recovery services . .     90,508     77,352     47,039      40,235
  Computer services and other. .     29,932     14,741     16,337       7,408
                                   --------   --------   --------    --------
                                   $305,366   $246,609   $155,568    $125,119
                                   ========   ========   ========    ========
Income from operations:
  Investment support systems . .   $ 30,718   $ 25,352   $ 15,159    $ 11,720
  Disaster recovery services . .     19,011     12,941     10,265       7,864
  Computer services and other. .      3,104      2,345      2,446       1,263
  Corporate administration . . .     (3,988)    (3,674)    (2,098)     (1,487)
                                   --------   --------   --------    --------
                                   $ 48,845   $ 36,964   $ 25,772    $ 19,360
                                   ========   ========   ========    ========
Operating margin:
  Investment support systems . .       16.6%      16.4%      16.4%       15.1%
                                   ========   ========   ========    ========
  Disaster recovery services . .       21.0%      16.7%      21.8%       19.5%
                                   ========   ========   ========    ========
  Computer services and other. .       10.4%      15.9%      15.0%       17.0%
                                   ========   ========   ========    ========
  Total. . . . . . . . . . . . .       16.0%      15.0%      16.6%       15.5%
                                   ========   ========   ========    ========


(1) Adjusted to reflect two-for-one stock split which occurred in July 1995.

                             See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                       1996          1995
                                                    ----------    ---------
Cash flow from operations:
  Net income . . . . . . . . . . . . . . . . . .    $ 30,851       $ 23,339
  Reconciliation of net income to cash flow from
   operations:
    Depreciation and amortization  . . . . . . .      31,493         25,082
    Charges for stock option and award plans . .         974          1,012
    Other noncash charges (credits)  . . . . . .         282             98
    Deferred income tax benefit  . . . . . . . .      (4,635)        (1,586)
                                                    --------       --------
                                                      58,965         47,945
  Cash provided by (used for) working capital, net
    of effect of acquired businesses:
    Accounts receivable and other current assets .     5,759           (553)
    Accounts payable and accrued expenses  . . . .    (7,710)        (8,786)
    Deferred revenues  . . . . . . . . . . . . . .    (3,682)        (6,561)
                                                    --------       --------
    Cash flow from operations  . . . . . . . . .      53,332         32,045
                                                    --------       --------
Financing activities:
  Cash received under employee stock plans . . .       5,697          2,878
  Cash paid for treasury stock . . . . . . . . .      (4,423)        (3,608)
  Repayments of debt . . . . . . . . . . . . . .      (3,994)        (4,379)
                                                    --------       --------
    Total financing activities . . . . . . . . .      (2,720)        (5,109)
                                                    --------       --------
Long-term investment activities:
  Cash paid for acquired businesses, net of cash
   acquired. . . . . . . . . . . . . . . . . . .     (28,129)        (3,512)
  Cash paid for property and equipment . . . . .     (16,717)       (13,861)
  Cash paid for software and other assets  . . .      (2,800)        (2,395)
                                                    --------       --------
    Total long-term investment activities  . . .     (47,646)       (19,768)
                                                    --------       --------
Increase in cash and equivalents before
 short-term investment activities. . . . . . . .       2,966          7,168

Short-term investment activities:
  Purchase of short-term investments . . . . . .      (2,660)       (42,722)
  Maturities of short-term investments . . . . .      27,403         25,519
                                                    --------       --------
Increase (decrease) in cash and equivalents  . .      27,709        (10,035)
Beginning cash and equivalents . . . . . . . . .      79,091         68,491
                                                    --------       --------
Ending cash and equivalents  . . . . . . . . . .    $106,800       $ 58,456
                                                    ========       ========
Supplemental information:
  Acquired businesses:
    Property and equipment . . . . . . . . . . .       2,676             60
    Software products  . . . . . . . . . . . . .         765          1,237
    Goodwill and other intangible assets . . . .      26,496          3,307
    Purchase price obligations and debt assumed           --           (240)
    Net current liabilities assumed  . . . . . .      (1,808)          (852)
                                                    --------       --------
Cash paid for acquired businesses, net of cash
 acquired  . . . . . . . . . . . . . . . . . . .    $ 28,129       $  3,512
                                                    ========       ========

                             See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. On July 10, 1996, the Company completed the acquisition of NCS Financial Systems, Inc., a subsidiary of National Computer Systems, Inc., for a cash payment of $95.0 million, of which $5.0 million was paid before June 30, 1996.

    The Company has engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as the basis of allocation of the purchase price to the various classes of assets acquired. While this appraisal has not yet been completed, the Company expects to record a charge against third quarter 1996 earnings for that portion of the purchase price related to acquired in-process research and development. Acquired in-process research and development represents the value of software products still in development and not considered to have reached technological feasibility as of the date of acquisition.

    On April 26, 1996, the Company completed the acquisition of the disaster recovery business of Digital Equipment Corporation. The acquisition consisted primarily of contract rights, computer equipment and a non-competition agreement. The acquisition is not expected to have a material effect upon the financial condition or results of operations of the Company.

3. Fully diluted net income per common share was calculated using the weighted-average number of common shares and common-equivalent shares outstanding during the period. Common-equivalent shares are principally attributable to unexercised stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements about the Company's expectations and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of software sales, the timing and magnitude of technological advances, the performance of recently acquired businesses, the prospects for future acquisitions, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

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

     The ISS operating margin was 16.6% and 16.4% for the six and three month periods ended June 30, 1996. The Company expects that the full-year 1996 operating margin will be between 16% and 17%, consistent with the full-year ISS operating margins for the last three years. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software sales, the performance of recently acquired businesses and the level of spending on product development.

     Disaster Recovery Services (DRS):

     The DRS operating margin increased during the six and three month periods ended June 30, 1996 compared to the corresponding periods in 1995, due primarily to an increase in revenues and the timing and magnitude of equipment expenditures. The Company expects the timing and magnitude of expenditures for equipment and facilities upgrades to be spread throughout 1996, compared with 1995, when such expenditures were more heavily concentrated during the first half of the year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Continued)

INCOME FROM OPERATIONS, CONTINUED:

  Computer Services and Other (CS):

  The decline in the CS operating margin during the six and three month periods ended June 30, 1996 compared to the corresponding periods in 1995 is due to the initial effect of the 1995 acquisitions of Intelus Corporation and MACESS Corporation, partially offset by an increase in the operating margin in the Company's remote-access computer processing and automated mailing services businesses.

  The Company expects that the CS operating margin will improve for the full-year 1996 compared to 1995. The most important factors affecting the CS operating margin are the performance of recently acquired businesses, which are highly dependent upon the timing and magnitude of software license revenues, and revenue growth in remote-access computer processing and automated mailing services businesses.

REVENUES:

  Total revenues for the six and three month periods ended June 30, 1996 increased $58.8 million, or 24%, and $30.4 million, or 24%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $22.5 million, or 9%, and $10.7 million, or 9%, during the six and three month periods compared to the corresponding periods in 1995. Recurring revenues derived from remote processing, disaster recovery and software maintenance services are approximately $243.0 million and $204.6 million for the six month periods ended June 30, 1996 and 1995, respectively, representing 80% and 83% of consolidated revenues, respectively. The decline in the percentage of recurring revenues during 1996 is due to an increase in the percentage of software license revenues, which increased to 11% of total revenues during the six month period ended June 30, 1996, compared to 9% of total revenues during the corresponding period in 1995. This increase was due primarily to continued growth in software license revenues in the Trading Systems Group and acquired businesses, partially offset by declines in software license revenues in the Company's Financial Systems and Trust and Shareholder Systems Groups. The Company expects that the percentage of recurring revenues will be approximately 80% for the full-year 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

REVENUES, CONTINUED:

     Investment Support Systems:

     ISS revenues for the six and three month periods ended June 30, 1996 increased $30.4 million, or 20%, and $14.7 million, or 19%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $9.2 million, or 6%, and $4.1 million, or 5%, during the six and three month periods ended June 30, 1996, compared to the corresponding periods in 1995. Excluding acquired businesses, the increases are attributable to increases in data processing and software maintenance revenues of $7.2 million and $2.6 million, respectively, and increases in software license and professional services revenues of $2.0 million and $1.5 million, respectively.

     Disaster Recovery Services:

     DRS revenues for the six and three month periods ended June 30, 1996 increased $13.2 million, or 17%, and $6.8 million, or 17%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $11.4 million, or 15%, and $5.4 million, or 13%, during the six and three month periods ended June 30, 1996, compared to the corresponding periods in 1995. The increases are attributable primarily to increases in revenues resulting from new contract signings and contract renewals, a significant portion of which were in the Company's midrange platforms.

     Computer Services and Other:

     CS revenues for the six and three month period ended June 30, 1996 increased $15.2 million, or 103%, and $8.9 million, or 121%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $1.9 million, or 13%, and $1.1 million, or 15%, respectively, compared to the corresponding periods in 1995. These increases are due to increased volume in the Company's remote-access computer processing business.

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the six and three month periods ended June 30, 1996 increased $25.0 million, or 22%, and $13.4 million, or 24%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses. As a percentage of revenues, cost of sales and direct operating expenses were relatively stable at 45%.

     Sales, marketing and administration expenses for the six and three month periods ended June 30, 1996 increased $10.0 million, or 20%, and $4.7 million, or 18%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses and an increase in sales activity, particularly in the DRS Group. As a percentage of revenues, sales, marketing and administrative expenses declined from approximately 21% to 20%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

COSTS AND EXPENSES, CONTINUED:

     Product development expenses for the six and three month periods ended June 30, 1996 increased $5.4 million, or 25%, and $2.5 million, or 23%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses and an increase in development spending in connection with various ISS products. Development costs capitalized were $1.6 million and $1.1 million for the six and three months ended June 30, 1996, respectively, compared with $1.1 million and $0.7 million for the six and three months ended June 30, 1995, respectively.

     Depreciation of property and equipment for the six and three month periods ended June 30, 1996 increased $3.1 million, or 22%, and $1.6 million, or 22%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses and purchases of equipment and facility improvements.

     Net interest income for the six month period ended June 30, 1996 increased $0.4 million, or 16%, compared to the corresponding period in 1995 due primarily to an increase in average cash and investment balances, and, to a lesser extent, an increase in overall interest rates. Net interest income will decline during the balance of 1996 due to the recently completed acquisition of NCS Financial Systems, Inc. for $95.0 million in cash.

     The Company's effective income tax rate was 40.5% and 41.0% during the six and three month periods ended June 30, 1996 and 1995, respectively. The small decline in the 1996 effective income tax rate is due primarily to nondeductible intangible asset amortization remaining relatively constant, while income before income taxes is increasing.

LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 1996, cash and short-term investments increased $2.9 million to $118.1 million from $115.2 million at December 31, 1995. Shortly after the end of the second quarter, the Company completed the acquisition of NCS Financial Systems, Inc. Total cash paid for the acquisition was $95.0 million, of which $5.0 million was paid in June 1996. Cash equivalents and short-term investments are invested primarily in institutional money-market funds, short-term municipal bonds, and highly rated, investment-grade corporate bonds. By policy, the Company places its investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer.

     Cash flow from operations increased during the six month period ended June 30, 1996 to $53.3 million from $32.0 million during the comparable period in 1995. The increase was due to an $11.0 million increase in cash flow from operations before working capital changes, and a $10.3 million improvement in working capital. The Company spent $16.7 million for property and equipment during the six months ended June 30, 1996, and expects that capital spending for the full-year 1996 will increase to approximately $37.0 million from $31.7 million during 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

The expected increase is due to spending by recently acquired businesses, and replacement and improvement of equipment and facilities.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient for the foreseeable future to meet its operating requirements, contingent payments in connection with previously acquired businesses, and ordinary capital spending needs. As a result of the recently completed acquisition of NCS Financial Systems, Inc., the Company is currently negotiating a new $75.0 million line of credit to replace its existing $25.0 million line of credit. The Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.

PART II.    Other Information

            ITEM 1. LEGAL PROCEEDINGS:  None

            ITEM 2. CHANGES IN SECURITIES:  None

            ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  None

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                    (a) The 1996 Annual Meeting of Stockholders of the
                        registrant was held on May 10, 1996.

                    (b) At the 1996 Annual Meeting, the following were elected as directors:


                                                    FOR       WITHHELD
                                                    ---       --------
                         Gregory S. Bentley      34,429,405    35,313
                         Michael C. Brooks       34,429,535    35,183
                         Albert A. Eisenstat     34,426,735    37,983
                         Bernard Goldstein       34,426,390    38,328
                         James L. Mann           34,428,735    35,983
                         Michael Roth            34,428,605    36,113
                         Malcolm I. Ruddock      34,428,845    35,873
                         Lawrence J. Schoenberg  34,428,115    36,603

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
               (Continued)

               (c) (i) Approval of the Company's 1996 Equity Incentive Plan:


                   Votes in favor             23,882,775
                   Votes against               5,892,478
                   Votes abstaining              117,265
                   Broker non-votes            4,572,200


                   (ii) Approval of the Company's 1996 Employee Stock Purchase
                   Plan:


                   Votes in favor             29,638,160
                   Votes against                 207,705
                   Votes abstaining               46,653
                   Broker non-votes            4,572,200

      ITEM 5.  OTHER INFORMATION:  None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

               (a) Exhibits:

                   27.1 Financial Data Schedule.

               (b) Reports on Form 8-K:

                   Form 8-K, dated May 30, 1996, filed on June 7, 1996, relating to the Company's entering into a definitive agreement to acquire NCS Financial Systems, Inc., a subsidiary of National Computer Systems, Inc.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUNGARD DATA SYSTEMS INC.

Date: August 14, 1996            By:        /s/Michael J. Ruane
                                     --------------------------------
                                             Michael J. Ruane
                             Vice President-Finance and Chief Financial Officer
                                       (Principal Financial Officer)

                               LIST OF EXHIBITS


NUMBER                              EXHIBIT
- ------                              -------

27.1                       Financial Data Schedule.