Form 10-Q
period 1996-09-30
SUNGARD DATA SYSTEMS INC
filed 1996-11-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996
                                                              ------------------
          or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ___________

          Commission file number 0-14232


                         SunGard (R) Data Systems Inc.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                      51-0267091
  ----------------------------------          ----------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)



                 1285 Drummers Lane, Wayne, Pennsylvania 19087
                 ---------------------------------------------
          (Address of principal executive offices, including zip code)



                               (610) 341-8700
         -----------------------------------------------------------
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

There were 42,191,152 shares of the registrant's common stock, par value $.01 per share, outstanding at September 30, 1996.

                           SunGard Data Systems Inc.
                                And Subsidiaries


                                     Index
                                                                         Page
                                                                         ----


Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1996
         (unaudited) and December 31, 1995..............................   1

         Consolidated Statements of Income for the nine and three months
         ended September 30, 1996 and 1995 (unaudited)..................   2

         Supplemental Income Statement Information for the nine and three
         months ended September 30, 1996 and 1995 (unaudited)...........   2

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995 (unaudited)..................   3

         Notes to Consolidated Financial Statements (unaudited).........   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.......................................   5


Part II. Other Information

Item 1.  Legal Proceedings..............................................  10

Item 2.  Changes in Securities..........................................  10

Item 3.  Defaults upon Senior Securities................................  10

Item 4.  Submission of Matters to a Vote of Security Holders............  10

Item 5.  Other Information..............................................  10

Item 6.  Exhibits and Reports on Form 8-K...............................  10

Signatures..............................................................  11

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                         Sept. 30,
                                                                                           1996      December 31,
                                                                                        (Unaudited)      1995
                                                                                        -----------  -----------
Assets
Current:
   Cash and equivalents................................................................$     36,469 $     79,091
   Short-term investments, at cost, which approximates market..........................           -       36,066
   Trade receivables, less allowance for doubtful accounts of $10,658 and $6,426.......     125,620      118,169
   Earned but unbilled receivables.....................................................      27,578       25,090
   Prepaid expenses and other current assets...........................................      19,103       16,020
   Deferred income taxes...............................................................      14,544        6,727
                                                                                        -----------  -----------
       Total current assets............................................................     223,314      281,163
Property and equipment, less accumulated depreciation of $148,221 and $126,580.........     103,282       95,745
Software products, less accumulated amortization of $66,097 and $59,033................      66,758       35,375
Goodwill, less accumulated amortization of $21,819 and $19,658.........................     132,615      116,455
Other intangible assets, less accumulated amortization of $31,546 and $27,015..........      76,998       50,996
Deferred income taxes..................................................................      10,824          -
                                                                                        -----------  -----------
                                                                                       $    613,791 $    579,734
                                                                                        ===========  ===========

Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt....................................$      3,856 $      6,761
   Accounts payable....................................................................      12,586       12,428
   Accrued compensation and benefits...................................................      31,507       29,330
   Other accrued expenses..............................................................      23,149       15,773
   Accrued income taxes................................................................       7,028       10,639
   Deferred revenues...................................................................      84,640       72,642
                                                                                        -----------  -----------
       Total current liabilities.......................................................     162,766      147,573
                                                                                        -----------  -----------
Long-term debt.........................................................................       3,413        3,241
                                                                                        -----------  -----------
Deferred income taxes..................................................................         -          6,628
                                                                                        -----------  -----------
Commitments...........................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized..................         -             -
   Common stock, par value $.01 per share; 60,000 shares authorized;
      42,274 and 42,111 shares issued..................................................         424          421
   Capital in excess of par value......................................................     175,515      171,558
   Notes receivable for common stock...................................................        (697)      (2,817)
   Restricted stock plans..............................................................      (1,656)        (220)
   Retained earnings...................................................................     277,753      260,172
   Foreign currency translation adjustment.............................................        (809)      (1,279)
                                                                                        -----------  -----------
                                                                                            450,530      427,835
   Treasury stock, at cost, 82 and 189 shares..........................................      (2,918)      (5,543)
                                                                                        -----------  -----------
     Total stockholders' equity........................................................     447,612      422,292
                                                                                        -----------  -----------
                                                                                       $    613,791 $    579,734
                                                                                        ===========  ===========

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                            Nine Months Ended    Three Months Ended
                                                                              September 30,         September 30,
                                                                            -----------------    ------------------
                                                                             1996      1995        1996      1995
                                                                            -------   -------     -------   -------
Revenues..................................................................$ 477,012 $ 378,723   $ 171,646 $ 132,114
                                                                            -------   -------     -------   -------

Costs and expenses:
  Cost of sales and direct operating......................................  211,881   166,348      75,120    54,576
  Sales, marketing and administration.....................................   94,672    80,214      33,262    28,860
  Product development.....................................................   41,584    34,575      14,727    13,138
  Depreciation of property and equipment..................................   26,813    22,413       9,177     7,932
  Amortization of intangible assets.......................................   23,781    16,745       9,924     6,144
  Purchased in-process research and development and other charges.........   44,032     1,351      44,032     1,351
                                                                            -------   -------     -------   -------
                                                                            442,763   321,646     186,242   112,001
                                                                            -------   -------     -------   -------
Income from operations....................................................   34,249    57,077     (14,596)   20,113
  Interest income, net....................................................    3,523     3,772         518     1,179
                                                                            -------   -------     -------   -------
Income before income taxes................................................   37,772    60,849     (14,078)   21,292
  Income taxes............................................................   17,386    25,502      (3,613)    9,284
                                                                            -------   -------     -------   -------
Net income................................................................$  20,386 $  35,347   $ (10,465)$  12,008
                                                                            =======   =======     ========  =======
Fully diluted net income per common share.................................$    0.47 $    0.91(1)$   (0.24)$    0.31
                                                                            =======   =======     ========  =======
Shares used to compute fully diluted net income per common share..........   43,138    38,649(1)   43,230    39,254
                                                                            =======   =======     ========  =======

===================================================================================================================


                                            SunGard Data Systems Inc.
                                    Supplemental Income Statement Information
                                                 (In thousands)
                                                  (Unaudited)

                                                                            Nine Months Ended    Three Months Ended
                                                                              September 30,         September 30,
                                                                            -----------------    ------------------
                                                                              1996      1995        1996      1995
                                                                            -------   -------     -------   -------
Revenues:
  Investment support systems..............................................$ 288,904 $ 233,819   $ 103,978 $  79,303
  Disaster recovery services..............................................  141,273   118,911      50,765    41,559
  Computer services and other ............................................   46,835    25,993      16,903    11,252
                                                                            -------   -------     -------   -------
                                                                          $ 477,012 $ 378,723   $ 171,646 $ 132,114
                                                                            =======   =======     ========  =======
Income from operations:
  Investment support systems..............................................$  47,219 $  36,515   $  16,501  $ 11,163
  Disaster recovery services..............................................   31,218    23,150      12,207    10,209
  Computer services and other ............................................    5,551     4,173       2,447     1,828
  Corporate administration................................................   (5,707)   (5,410)     (1,719)   (1,736)
  Purchased in-process research and development and other charges.........  (44,032)   (1,351)    (44,032)   (1,351)
                                                                            -------   -------     -------   -------
                                                                          $  34,249 $  57,077   $ (14,596) $ 20,113
                                                                            =======   =======     ========  =======
Operating margin:
  Investment support systems..............................................    16.3%     15.6%        15.9%    14.1%
                                                                            =======   =======     ========  =======
  Disaster recovery services..............................................    22.1%     19.5%        24.0%    24.6%
                                                                            =======   =======     ========  =======
  Computer services and other ............................................    11.9%     16.1%        14.5%    16.2%
                                                                            =======   =======     ========  =======
  Total...................................................................     7.2%     15.1%        -8.5%    15.2%
                                                                            =======   =======     ========  =======
  Total, excluding purchased in-process research and development and
       other charges.......................................................   16.4%     15.4%        17.1%    16.2%
                                                                            =======   =======     ========  =======

(1)  Adjusted to reflect two-for-one stock split which occurred in July 1995.


                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                             Nine Months Ended
                                                                                                                  Sept. 30,
                                                                                                          -------------------------
                                                                                                             1996           1995
                                                                                                          ----------     ----------
Cash flow from operations:
  Net income...........................................................................................  $    20,386    $    35,347
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization.....................................................................       50,594         39,158
     Purchased in-process research and development and other charges...................................       44,032             -
     Charges for stock option and award plans..........................................................        1,651          1,855
     Other noncash charges (credits)...................................................................          282            368
     Deferred income tax benefit.......................................................................      (19,547)        (2,324)
                                                                                                          ----------     ----------
                                                                                                              97,398         74,404
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets......................................................       (2,079)        (9,277)
     Accounts payable and accrued expenses.............................................................      (11,429)        (6,808)
     Deferred revenues.................................................................................        1,014         (6,464)
                                                                                                          ----------     ----------
       Cash flow from operations.......................................................................       84,904         51,855
                                                                                                          ----------     ----------
Financing activities:
  Cash received under employee stock plans.............................................................       10,335          4,187
  Cash paid for treasury stock.........................................................................       (4,221)        (5,642)
  Repayments of debt...................................................................................       (5,644)        (8,378)
                                                                                                          ----------     ----------
       Total financing activities......................................................................          470         (9,833)
                                                                                                          ----------     ----------
Long-term investment activities:
  Cash paid for acquired businesses, net of cash acquired..............................................     (129,571)       (35,314)
  Cash paid for property and equipment.................................................................      (29,615)       (21,068)
  Cash paid for software and other assets..............................................................       (4,876)        (3,778)
                                                                                                          ----------     ----------
       Total long-term investment activities...........................................................     (164,062)       (60,160)
                                                                                                          ----------     ----------

Increase in cash and equivalents before short-term investment activities...............................      (78,688)       (18,138)

Short-term investment activities:
  Purchase of short-term investments...................................................................       (2,660)       (49,134)
  Maturities of short-term investments.................................................................       38,726         44,682
                                                                                                          ----------     ----------
Increase (decrease) in cash and equivalents............................................................      (42,622)       (22,590)
Beginning cash and equivalents.........................................................................       79,091         68,491
                                                                                                          ----------     ----------
Ending cash and equivalents............................................................................  $    36,469    $    45,901
                                                                                                          ==========     ==========
Supplemental information:
  Acquired businesses:
     Property and equipment............................................................................        7,440          2,483
     Software products.................................................................................       35,233         14,096
     Purchased in-process research and development.....................................................       37,400             -
     Deferred income taxes.............................................................................        5,722            761
     Goodwill and other intangible assets..............................................................       59,808         30,984
     Purchase price obligations and debt assumed.......................................................       (2,840)        (6,760)
     Net current liabilities assumed...................................................................      (13,192)        (6,250)
                                                                                                          ----------     ----------
Cash paid for acquired businesses, net of cash acquired................................................  $   129,571    $    35,314
                                                                                                          ==========     ==========

                            See accompanying notes

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)



1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2. On July 10, 1996, the Company completed the acquisition of NCS Financial Systems, Inc., a subsidiary of National Computer Systems, Inc., for a cash payment of $95.0 million.

     The Company has engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as the basis of allocation of the purchase price to the various classes of assets acquired. While the allocation of the purchase price is still preliminary, the Company has recorded a charge against third quarter 1996 earnings for that portion of the purchase price related to purchased in-process research and development, which is estimated to be $37.4 million. Purchased in-process research and development represents the value of software products still in development and not considered to have reached technological feasibility as of the date of acquisition.

3. The Company periodically reviews the recoverability of goodwill and other long-term assets. In assessing recoverability, many factors are considered, including operating results and cash flows of the acquired businesses, as well as benefits that the acquired businesses contribute to existing and related products, services and markets. Based upon management's assessment, the results of operations for the third quarter of 1996 include a charge of $6.6 million related to the complete impairment of certain intangible assets associated with a business acquired more than ten years ago and whose principal markets are state and municipal governments and thrift institutions.

4. Fully diluted net income per common share was calculated using the weighted-average number of common shares and common-equivalent shares outstanding during the period. Common-equivalent shares are principally attributable to unexercised stock options.

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

     During the third quarter of 1996, the Company recorded $44.0 million of charges ($0.66 per share) in connection with purchased in-process research and development associated with the acquisition of NCS Financial Systems, Inc., a subsidiary of National Computer Systems, Inc., and a write-off of the remaining intangible assets associated with a business acquired more than ten years ago and whose principal markets are state and municipal governments and thrift institutions. These costs, which were charged to operations, resulted in the Company recording an overall loss for the quarter. The discussions below exclude these charges, as well as merger costs recorded during the third quarter of 1995.

Income from Operations:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of more than twenty-five operating units of various sizes and complexities. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. Since overall ISS results reflect the sum of the diverse results of individual operating units, there could be an adverse impact on ISS revenues and margins if too many individual units are unable to meet expectations.

     The ISS operating margin was 16.3% and 15.9% for the nine and three month periods ended September 30, 1996. The increases in the operating margins were due primarily to increases in software license fees, which represented a larger proportion of revenues for the first nine months of 1996, compared to the first nine months of 1995.

     The Company expects that the full-year 1996 ISS operating margin will be between 16% and 17%, consistent with the full-year ISS operating margins for the last three years. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software sales, the performance of recently acquired businesses and the level of spending on product development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

     Income from Operations, continued:

     Disaster Recovery Services (DRS):

     The DRS operating margin increased during the nine month period ended September 30, 1996 compared to the corresponding period in 1995, due primarily to an increase in revenues and the timing and magnitude of equipment expenditures. The small decline during the three month period ended September 30, 1996 compared to the corresponding period in 1995 is due primarily to the timing of equipment expenditures. The Company expects the timing and magnitude of expenditures for equipment and facilities upgrades will be spread throughout 1996, compared with 1995, when such expenditures were more heavily concentrated during the first half of the year.

     The Company expects that the full-year 1996 DRS operating margin will be approximately 21%, consistent with the full-year DRS operating margins for the last three years. The most important factors affecting the DRS operating margin continue to be the rate of new contract signings, contract renewals, and timing and magnitude of equipment and facilities expenditures, as well as the level of acquisition activity.

     Computer Services and Other (CS):

     The decline in the CS operating margin during the nine and three month periods ended September 30, 1996 compared to the corresponding periods in 1995 is due to the initial effect of the 1995 acquisitions of Intelus Corporation and MACESS Corporation, partially offset by an increase in the operating margin in the Company's remote-access computer processing and automated mailing services businesses.

     The Company expects that the CS operating margin will improve for the full-year 1996 compared to 1995. The most important factors affecting the CS operating margin are the performance of recently acquired businesses, which is highly dependent upon the timing and magnitude of software license revenues, and revenue growth in remote-access computer processing and automated mailing services businesses.

Revenues:

     Total revenues for the nine and three month periods ended September 30, 1996 increased $98.3 million, or 26%, and $39.6 million, or 30%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $36.5 million, or 10%, and $14.1 million, or 11%, during the nine and three month periods compared to the corresponding periods in 1995. Recurring revenues derived from remote processing, disaster recovery and software maintenance services are approximately $377.5 million and $312.4 million for the nine month periods ended September 30, 1996 and 1995, respectively, representing 79% and 82% of consolidated revenues, respectively. The decline in the percentage of recurring revenues during 1996 is due to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Revenues, continued:

an increase in the percentage of software license revenues, which increased to 11.7% of total revenues during the nine month period ended September 30, 1996, compared to 9.4% of total revenues during the corresponding period in 1995.
This increase was due primarily to continued growth in software license revenues in the Trading Systems Group and acquired businesses, partially offset by declines in software license revenues in the Company's Financial Systems and Trust and Shareholder Systems Groups. The Company expects that the percentage of recurring revenues will be approximately 79% for the full-year 1996.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have.

     Investment Support Systems:

     ISS revenues for the nine and three month periods ended September 30, 1996 increased $55.1 million, or 24%, and $24.7 million, or 31%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $18.1 million, or 8%, and $8.8 million, or 11%, during the nine and three month periods ended September 30, 1996, compared to the corresponding periods in 1995. Excluding acquired businesses, the increases during the nine and three month periods are attributable to increases in data processing and software maintenance revenues of $12.6 million and $5.3 million, respectively, and increases in software license and professional services revenues of $5.5 million and $3.5 million, respectively.

     Disaster Recovery Services:

     DRS revenues for the nine and three month periods ended September 30, 1996 increased $22.4 million, or 19%, and $9.2 million, or 22%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $18.3 million, or 15%, and $7.0 million, or 17%, during the nine and three month periods ended September 30, 1996, compared to the corresponding periods in 1995. The increases are attributable primarily to increases in revenues resulting from new contract signings and contract renewals, a significant portion of which were in the Company's midrange platforms.

     Computer Services and Other:

     CS revenues for the nine and three month periods ended September 30, 1996 increased $20.8 million, or 80%, and $5.7 million, or 50%, respectively, compared to the corresponding periods in 1995. Excluding acquired businesses, revenues increased $0.1 million, less than 1%, and declined $1.8 million, or 16%, respectively, compared to the corresponding periods in 1995. These changes are due to increased volume in the Company's remote-access computer processing business, offset

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Revenues, continued:

by a decline in the revenues of Intelus Corporation, from the third quarter of 1995 compared to the third quarter of 1996.

Costs and Expenses:

     Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 1996 increased $45.5 million, or 27%, and $20.5 million, or 38%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses. As a percentage of revenues, cost of sales and direct operating expenses were relatively stable at 44%.

     Sales, marketing and administration expenses for the nine and three month periods ended September 30, 1996 increased $13.1 million, or 16%, and $3.1 million, or 10%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses and an increase in sales activity, particularly in the DRS Group. As a percentage of revenues, sales, marketing and administrative expenses declined from approximately 21% to 20%.

     Product development expenses for the nine and three month periods ended September 30, 1996 increased $7.0 million, or 20%, and $1.6 million, or 12%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses and an increase in development spending in connection with various ISS products. Development costs capitalized were $2.6 million and $1.0 million for the nine and three months ended September 30, 1996, respectively, compared with $2.1 million and $1.1 million for the nine and three months ended September 30, 1995, respectively.

     Depreciation of property and equipment for the nine and three month periods ended September 30, 1996 increased $4.4 million, or 20%, and $1.2 million, or 16%, respectively, compared to the corresponding periods in 1995. The increases are due primarily to acquired businesses and purchases of equipment and facility improvements.

     Net interest income for the nine and three month periods ended September 30, 1996 decreased $0.2 million, or 7%, and $0.7 million, or 56%, respectively, compared to the corresponding periods in 1995 due primarily to cash paid for acquired businesses during 1996, which totalled $129.6 million through September 30, 1996, partially offset by a small increase in overall interest rates. The Company expects that net interest income will continue to decline for the balance of the year due to business acquisitions.

     The Company's effective income tax rates were 46% and 42% during the nine month periods ended September 30, 1996 and 1995, respectively. Excluding the charges associated with the intangible assets and merger costs, the pro-forma effective income tax rates were 40.5% and 41.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Costs and Expenses, continued:

during the nine month periods ended September 30, 1996 and 1995, respectively. The small decline in the 1996 pro-forma effective income tax rate compared with the 1995 pro-forma effective income tax rate is due primarily to nondeductible intangible asset amortization remaining relatively constant, while income before income taxes is increasing.

Liquidity and Capital Resources:

     At September 30, 1996, cash and short-term investments decreased $78.7 million to $36.5 million from $115.2 million at December 31, 1995, largely due to the completion of the Company's largest acquisition to date where it paid $95.0 million to acquire NCS Financial Systems, Inc. Cash equivalents and short-term investments are invested primarily in institutional money-market funds, short-term municipal bonds, and highly rated, investment-grade corporate bonds. By policy, the Company places its investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer.

     Cash flow from operations increased during the nine month period ended September 30, 1996 to $84.9 million from $51.9 million during the comparable period in 1995. The increase was due to a $23.0 million increase in cash flow from operations before working capital changes, and a $10.0 million improvement in working capital changes compared to the first nine months of 1995. Cash paid for acquired businesses during the nine month period ended September 30, 1996 was $129.6 million. In addition, shortly after the end of the third quarter of 1996, the Company paid approximately $20.0 million for the securities products business of Checkfree Corporation. The Company spent $29.6 million for property and equipment during the nine months ended September 30, 1996, and expects that capital spending for the full-year 1996 will increase to approximately $40.0 million from $31.7 million during 1995. The expected increase is due to spending by recently acquired businesses, and replacement and improvement of equipment and facilities.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient for the foreseeable future to meet its operating requirements, contingent payments in connection with previously acquired businesses, and ordinary capital spending needs. The Company recently completed negotiation of a new $150.0 million line of credit to replace its previous $25.0 million lines of credit. Subsequent to September 30, 1996, in connection with the acquisition of the securities products division of Checkfree Corporation, the Company borrowed $13.0 million under its line of credit, of which a balance of $10.0 million currently remains. The Company believes that it has the capacity to borrow funds and use equity to finance additional capital needs.

Part II.  Other Information

          Item 1.  Legal Proceedings:  None

          Item 2.  Changes in Securities:  None

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders: None

          Item 5.  Other Information: None

          Item 6.  Exhibits and Reports on Form 8-K:

                   (a)  Exhibits:

                        10.1 Credit Agreement, dated as of August 29, 1996, among SunGard Data Systems Inc., certain banks and other financial institutions and PNC Bank, National Association, as Agent.

                        27.1  Financial Data Schedule.

                    (b) Reports on Form 8-K:

                        Form 8-K, dated July 10, 1996, filed on July 16, 1996, relating to the completion of the acquisition of NCS Financial Systems, Inc., a subsidiary of National Computer Systems, Inc.

                        Form 8-K/A, dated July 10, 1996, filed on September 20, 1996, relating to financial information in connection with the Company's agreement to acquire NCS Financial Systems, Inc., a subsidiary of National Computer Systems, Inc.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SunGard Data Systems Inc.



Date:  November 14, 1996           By:      /s/  Michael J. Ruane
                                      ----------------------------------------
                                             Michael J. Ruane
                                      Vice President-Finance and Chief
                                            Financial Officer
                                       (Principal Financial Officer)

                              LIST OF EXHIBITS

NUMBER                                  EXHIBIT
------                                  -------

10.1 Credit Agreement, dated as of August 29, 1996, among SunGard Data Systems Inc., certain banks and other financial institutions and PNC Bank, National Association, as Agent.

27.1                          Financial Data Schedule.