Form 10-K405
period 1996-12-31
SUNGARD DATA SYSTEMS INC
filed 1997-03-28
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1996 or
                                          -----------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to ________

    Commission file number ............................................. 0-14232

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X.   No.
                                         ---       ---

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 17, 1997 was $1,866,914,210./(1)/ There were 43,068,568 shares of the registrant's Common Stock outstanding as of March 17, 1997.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1996, and Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 1997 annual meeting of stockholders, filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement
incorporated by reference into Part III of this Form 10-K.   [X]


(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and officers, multiplied by the last sale price for the registrant's Common Stock reported on March 17, 1997. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

                               TABLE OF CONTENTS

                                                                 Page
                                                                 ----
                                     PART I

Item 1.     Business...........................................    1
                Overview.......................................    1
                Investment Considerations......................    2
                Investment Support Systems.....................    3
                Disaster Recovery Services.....................    8
                Computer Services and Other....................   11
                Product Development............................   12
                Acquisitions and Offerings.....................   13
                Competition....................................   13
                Marketing......................................   14
                Employees......................................   14
                Proprietary Protection.........................   15

Item 2.     Properties.........................................   15
Item 3.     Legal Proceedings..................................   17
Item 4.     Submission of Matters to a Vote of Security Holders   17
Item 4.1    Certain Executive Officers of the Registrant.......   17

                                    PART II

Item 5.     Market for Registrant's Common Equity and
               Related Stockholder Matters.....................   19
Item 6.     Selected Financial Data............................   19
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............   19
Item 8.     Financial Statements and Supplementary Data........   19
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.............   19

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.  20
Item 11.    Executive Compensation.............................  20
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management..................................  20
Item 13.    Certain Relationships and Related Transactions.....  20

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K................................  21

            Signatures.........................................  22
            List of Exhibits...................................  23

                                    PART I

Item 1.  Business

Overview

     SunGard Data Systems Inc. (the "Company") is a computer services and software company that specializes in proprietary investment support systems, comprehensive computer disaster recovery services and proprietary healthcare information systems. The Company believes that it is the only large specialized provider of investment support systems to the financial services industry and the pioneer and a leading provider of comprehensive computer disaster recovery services. The Company's business approach is to focus on market niches in which it has opportunities to develop or acquire leading products and advantageous market positions.

     The Company seeks to maximize recurring revenues by selling most of its computer services under fixed-term contracts and by emphasizing customer support and product quality in order to establish long-term relationships with customers. The Company's recurring revenues are derived primarily from contracts for remote processing, disaster recovery and software maintenance services, which together accounted for approximately 80% of the Company's total revenues during the last three years (77% in 1996). Of the total number of the Company's remote processing and disaster recovery services contracts that were scheduled to expire during the last three years, approximately 78% were renewed or replaced with new contracts (75% in 1996). While there can be no assurance that the rate of contract renewals will remain at this level, the Company believes that it will continue to renew a high percentage of these contracts. None of the Company's customers individually accounted for more than two percent of the Company's revenues in 1996.

     The Company's operations are decentralized, and its management philosophy is one of "controlled entrepreneurship." The Company's services are provided through separate business units. Each business is directed by its own management team and has its own sales, marketing, product development, operations and customer support personnel. Overall corporate control and coordination are achieved through centralized budgeting, financial and legal reporting, cash management and strategic planning. The Company believes that this approach has facilitated more focused marketing, specialized product development, responsive customer service and highly motivated management. The Company's business units are organized as follows:

     Investment Support Systems:

     SunGard Financial Systems Group:  Portfolio management and securities
     -------------------------------
trading and accounting systems for financial institutions, broker/dealers, insurance companies, governments and corporations. Business units: SunGard Brokerage Systems, SunGard Dealing Systems, SunGard Global Systems, SunGard Government Systems, SunGard Insurance Systems and SunGard Securities Systems.

     SunGard Trading Systems Group:  Trading, risk management and accounting
     -----------------------------
systems for derivative instruments, securities and foreign exchange for international financial institutions, brokerage firms and corporations. Business units: Front Capital Systems, Renaissance Software, SunGard Capital Markets and SunGard Futures Systems.

     SunGard Trust and Shareholder Systems Group:  Trust and investment
     -------------------------------------------
accounting, portfolio management and administration, securities trading, custody and employee benefit plan systems for financial institutions, stockbrokers and corporations; mutual fund, stock and bond accounting systems for mutual funds, transfer agents and corporations; accounting systems for nonprofit organizations. Business units: All Solutions, Bi-Tech Software, Corbel, Corporate Services (BondMaster), CSS, Portfolio Administration Limited, Series 7, Series 11, Shaw Data, SunGard Asset Management Systems,

SunGard/DML, SunGard Employee Benefit Systems, SunGard Investment Systems, SunGard Investment Systems SA (Geneva), SunGard Investment Administration Services, SunGard Shareholder Systems, SunGard Trust Systems and Worrall Miller.

     Disaster Recovery Services:

     SunGard Recovery Services Group: Comprehensive business recovery services
     -------------------------------
for mainframe and midrange computer platforms; work-group, mobile and quick-ship recovery services; recovery planning software and related consulting and educational services. Business units: SunGard Planning Solutions and SunGard Recovery Services.

     Computer Services and Other:

     SunGard Computer Services Group:  Remote-access computer processing and
     -------------------------------
outsourcing and automated mailing services. Business units: SunGard Computer Services and SunGard Mailing Services.

     SunGard Healthcare Information Systems Group:  Work-flow management and
     --------------------------------------------
document-imaging systems for healthcare companies and institutions. Business units: Intelus Corporation and MACESS Corporation.

     The Company, a Delaware corporation, was organized in 1982. The Company's principal executive offices are located at 1285 Drummers Lane, Suite 300, Wayne, Pennsylvania 19087, and its telephone number is (610) 341-8700.

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

     Acquisitions. The Company seeks to grow both internally and through the acquisition of complementary businesses. The Company's growth, in part, depends upon the availability of suitable acquisition candidates and whether acquisitions can be completed on acceptable terms. Competition from other acquirors and the alternative of a public equity offering may adversely affect both the availability and terms of future acquisitions. Further acquisitions by the Company may require the use of debt or equity financing. There can be no assurance that any acquired business will perform as expected. Poor performance by an acquired business could adversely affect the Company's results and cause impairment of part of the Company's goodwill.

     Technological Changes. The Company's success, in part, depends upon continued adaptation of its proprietary software and recovery services to new computer and telecommunications technology on a timely and cost effective basis. In particular, rapid technological developments, which cannot be predicted, could have a material adverse effect on the Company's business and prospects.

     Product Development. The Company must continually enhance and evolve its proprietary software to keep pace with developments in the financial services and healthcare industries. There can be no assurance that the Company will be able to update its software or develop new systems without experiencing unforeseen delays or that newly developed products will be successfully marketed and sold. (See Product Development.)

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

     New Business Line. In 1995, the Company established its Healthcare Information Systems Group by acquiring two providers of work-flow management and document-imaging systems to the healthcare industry (see Computer Services and Other). Although the Company has experience managing software businesses, the Company has no prior experience in the healthcare information systems market. In addition, a number of the Company's competitors in this market have substantially greater financial, technological and marketing resources than the Company.

Investment Support Systems

     The Company designs, markets and maintains a comprehensive family of proprietary investment support systems for the financial services industry. The fundamental purpose of these systems is to automate the complex accounting calculations, record keeping and reporting associated with investment operations. The Company markets its investment support systems throughout the United States, and many systems also are marketed internationally.

     The Company delivers its investment support systems primarily as remote processing services using the Company's computers and also through software licenses for use on customers' computers. The Company provides investment support remote processing services primarily from its computer centers in Birmingham (Alabama), Boston, Charlotte, Fairfield (New Jersey), London (two centers), Los Angeles, Minneapolis, Sydney (Australia) and Voorhees (New Jersey) (see Properties). As of December 31, 1996, the Company had approximately 1,840 remote processing contracts in force. These contracts generally have initial terms of one or more years and then continue for successive, one-year or longer renewal terms, although some allow the customer to terminate on relatively short notice.

     The Company's investment support systems business has continued to increase in both size and scope, due primarily to acquisitions (see Acquisitions and Offerings). During 1996, the Company continued its product unification and enhancement efforts to provide customers with access to multiple systems and data through common graphical interfaces and shared databases. The Company also continued evolving its mainframe computer systems by converting some systems to client-server technology and by developing sophisticated personal computer and workstation front-end products for others. Also during 1996, the Company continued to add multicurrency functionality to its systems and pursue opportunities to market more of its systems internationally.

     Investment Accounting and Portfolio Management Systems. The Company's investment accounting and portfolio management systems maintain the books of record for all types of large investment portfolios, such as those managed by banks, mutual funds, employee retirement plans and insurance companies. The primary functions of these systems are to accept investment transactions, value portfolios using transmissions of security prices received from various worldwide sources, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these products are used by investment advisers and other portfolio managers to manage large investment portfolios. These systems track investment activities such as purchases and sales, combine these activities with outside market data such as security prices and quality ratings, and provide analytical models to assist with investment strategy and management decisions. The Company's principal investment accounting and portfolio management systems, some of which have multicurrency capabilities, are described in the following table:

 -------------------------------------------------------------------------------
                                                Mode of
          System               Platform        Delivery       Primary Markets
================================================================================

APSYS III(TM)                IBM mainframe     software        private banks in
                             Digital           license         Luxembourg and
                                                               Switzerland
--------------------------------------------------------------------------------
INVEST ONE(R)                IBM mainframe     remote          international
                                               processing      banks, large
                                               service         bank trust
                                               and software    departments,
                                               license         mutual funds,
                         ------------------------------------  insurance
                             UNIX workstation  software        companies and
                                               license         other financial
                                                               institutions
--------------------------------------------------------------------------------
ON-LINE(TM)                  Bull mainframe    remote          institutional
                                               processing      and retail
                                               service         investment
-------------------------------------------------------------  advisers and
ON-SITE(TM)                  UNIX workstation  software        other portfolio
                                               license         managers
-------------------------------------------------------------
SHAW ASPIRE(TM)              microcomputer     software
                                               license
--------------------------------------------------------------------------------
MONEYMAX(R)/                 UNIX workstation  remote          government
SERIES 2(TM)                                   processing      treasurers and
                                               service         financial
                                                               institutions
--------------------------------------------------------------------------------
PAL(TM)                      IBM midrange      remote          United Kingdom
                                               processing      stockbroking
                                               service         firms and fund
                                                               managers
--------------------------------------------------------------------------------
PMS(TM)/APS(TM)              microcomputer     software        small banks,
                                               license         thrifts and
                                                               other financial
                                                               institutions
--------------------------------------------------------------------------------
PAR EX(R)                    microcomputer     software        insurance
                                               license and     companies
                                               remote
                                               processing
                                               service
-------------------------------------------------------------
PRISM(TM)                    IBM mainframe     software
                                               license
-------------------------------------------------------------
SDIM(TM)                     microcomputer     software
                                               license
--------------------------------------------------------------------------------

     During 1996, the Company introduced the Enterprise Data Warehouse module, which provides access to INVEST ONE data in Sybase or Microsoft Access relational databases, and APS 2, which is a PC-based Windows 95/NT product that will be the eventual successor to PMS, APS and SERIES 2. Also in 1996, ON-LINE was converted from batch processing to real-time processing. The Company added APSYS III, an investment accounting and portfolio management system for private banks in Luxembourg and Switzerland, to its product offerings with the acquisition of NCS Financial Systems, Inc. in July 1996 (see Acquisitions and Offerings).

     The Company also provides certain general ledger accounting systems to insurance companies and nonprofit organizations, which are markets where the Company has opportunities to cross-sell its investment accounting systems. The Company's general ledger accounting products include ABC(TM) (Accounting Budget and Cost System), CDS(TM) (Cash Disbursement System) and EAS(TM) (Enterprise Accounting System) for insurance companies, and IFAS(TM) (Interactive Fund Accounting System) for educational institutions, state and local governments and other nonprofit organizations. During 1996, the Company introduced IFASNET, a module that allows publication of reports via the Internet or Intranet, and INSIGHT, a GUI front-end product.

     Securities Trading and Accounting Systems. The Company's securities trading and accounting systems are used primarily by the so-called "sell side" of the investment business. The users of these products generally are traders or dealers of securities (including those trading for their own accounts) and their back-office operations. In addition to performing many investment accounting functions, the Company's securities trading and accounting systems maintain inventories of unsold securities, process trade activities and assist users in monitoring compliance with audit limits, trading limits and government regulations. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
                                              Mode of
          System                Platform      Delivery        Primary Markets
================================================================================

BOLT(R) 2                    IBM mainframe    remote          capital markets
                                              processing      departments of
                                              service         domestic banks,
-----------------------------------------------------------   broker/dealers
GSM GLOBAL SECUR-            Digital Vax      software        and other
  ITIES MANAGER(R)           UNIX             license         financial
                             workstation                      institutions
-----------------------------------------------------------
INTRADER(R)                  UNIX             software
                             workstation      license
-----------------------------------------------------------
MONEYMARKET II(R)            Digital Vax      remote
                                              processing
                                              service and
                                              software
                                              license
-----------------------------------------------------------
OMNI SA(TM)                  IBM mainframe    remote
                             IBM AS 400       processing
                             IBM RS 6000      service and
                                              software
                                              license
-----------------------------------------------------------
PHASE3(R)                    Tandem           remote
                                              processing
                                              service and
                                              software
                                              license
--------------------------------------------------------------------------------
MATRIX(TM)                   IBM AS 400       software        capital markets
                                              license         departments of
-----------------------------------------------------------   international
DYNAMIX(TM)                  Windows NT       software        banks and other
                                              license         financial
                                                              institutions
--------------------------------------------------------------------------------

     The Company expanded its international activities with the August 1996 acquisition of SunGard Dealing Systems Pty Limited, a business based in Sydney, Australia that provides multicurrency front- and back-office systems for portfolio management, deal capture and analytics to banks and brokerages located primarily in the Pacific Rim (see Acquisitions and Offerings). With respect to the PHASE3 system, the Company completed development of new foreign securities functionality, fixed-income trading functionality and other enhancements to better support retail brokerage functionality. In addition during 1996, the Company continued to expand its offerings by signing a PHASE3 facilities management agreement with a large investment banking firm.

     Derivatives Trading and Related Systems. The Company provides software applications encompassing most aspects of risk management, trading and processing for capital markets globally. The Company's trading systems are used primarily by the so-called "sell side" of the investment business, although "buy side" demand for these systems is growing. Generally, these products are used by traders and market-makers of over-the-counter and exchange-traded derivative instruments, securities and foreign exchange contracts and by their middle- and back-office operations. These systems provide trading support, risk management, trade processing and accounting functions, and also assist users in determining hedging strategies and monitoring compliance with capital requirements, trading limits and government regulations. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
                                               Mode of
          System                 Platform      Delivery        Primary Markets
================================================================================
DEVON DERIVATIVES            Windows NT        software        trading rooms
  SYSTEM(TM)                 UNIX workstation  license         and capital
DEVON FOREX                                                    markets
  SYSTEM (TM)                                                  departments of
PANORAMA(TM)                                                   international
-----------------------------------------------------------    banks, and
INTAS (TM)                   Windows NT        software        trading rooms of
OPTAS (TM)                   UNIX workstation  license         other financial
TRADENET (TM)                                                  institutions
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                               Mode of
          System                 Platform      Delivery        Primary Markets
================================================================================
OPUS(R)                      UNIX workstation  software        trading rooms
                                               license         and capital
                                                               markets
                                                               departments of
                                                               international
                                                               banks, and
                                                               trading rooms of
                                                               other financial
                                                               institutions
--------------------------------------------------------------------------------
OCTAGON(TM) FUTURES          UNIX workstation  software        international
  SYSTEM                                       license and     banks and
                                               remote          brokerage firms
                                               processing      active in the
                                               service         futures markets
                                                               for principal
                                                               and customer
                                                               business
----------------------------------------------
GMI SYSTEM(TM)               IBM AS 400
--------------------------------------------------------------------------------

     In January 1997, the Company acquired GMI Software, Inc., a provider of software and services to financial institutions for the processing of exchange-traded futures and options and other securities, which has become part of SunGard Futures Systems (see Acquisitions and Offerings).

     Trust, Global Custody and Securities Lending Systems. The Company's trust systems automate the investment, administrative and operations areas unique to the bank trust business, including cash management, management and investment of assets, preparation of tax returns for taxable trusts, payment of trust expenses, payment of benefits to retirees, beneficiary distributions, customer statement production and other customer service duties. The Company's global custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client statements, tax reclamation, foreign exchange, and reconciliation of depository and sub-custodian positions. The Company's securities lending systems automate the functions associated with worldwide securities lending activities. The Company's principal trust, global custody and securities lending systems are:

--------------------------------------------------------------------------------
        System                 Platform         Mode of        Primary Markets
                                                Delivery
================================================================================
AUTOTRUST(R)                 IBM mainframe      remote         small and medium
                                                processing     size bank trust
CHARLOTTE(TM)                Windows NT         service        departments

--------------------------------------------------------------------------------
OMNI ES(TM)                  IBM mainframe      software       large and medium
                                                license and    size bank trust,
                                                remote         custody and
                                                processing     securities
                                                service        departments
--------------------------------------------------------------------------------
OMNI IC(R)                   scalable,          software       bank global
                             multiplatform      license        custody
                                                               departments
--------------------------------------------------------------------------------
OMNILEND(TM)                 IBM mainframe      software       banks,
                             UNIX workstation   license and    broker/dealers
                                                remote         and other
                                                processing     financial
                                                service        institutions
------------------------------------------------------------
OMNI IFS(TM)                 microcomputer      software
                             UNIX workstation   license
--------------------------------------------------------------------------------
MICROTRUST(R)                microcomputer      software       small bank trust
                                                license        departments
--------------------------------------------------------------------------------
TRUSTWARE(R)                 Digital Vax        software       medium size bank
  SERIES 7                   Digital Alpha      license and    trust departments
                                                remote
                                                processing
                                                service
--------------------------------------------------------------------------------
TRUSTWARE(R)                 Digital Vax        software       large and medium
  SERIES 11                  Digital Alpha      license and    size bank trust,
                                                remote         custody and
                                                processing     securities
                                                service        departments and
                                                               investment
                                                               management firms
--------------------------------------------------------------------------------

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

     With the acquisition of NCS Financial Systems, Inc. in July 1996, the Company expanded its trust management and corporate trust systems business by adding the TRUSTWARE SERIES 7 and SERIES 11 products (see Acquisitions and Offerings). During 1996, TRUSTWARE SERIES 7 was enhanced to operate on a Digital Alpha platform and to provide larger volume processing. Also during 1996, the Company completed the development of a new Windows front-end to AUTOTRUST known as the CHARLOTTE system, which added new functionality, including SQL capability.

     The Company also markets EXPEDITER(R) to its trust accounting systems customers. EXPEDITER is a product that facilitates the automated entry of mutual fund transactions. Since its introduction in 1993, EXPEDITER has continued to expand its selection of mutual funds and to gain market acceptance. EXPEDITER is marketed not only to users of the Company's trust accounting systems, but also to users of the Company's securities trading systems and participant accounting systems. In addition during 1996, the Company began marketing EXPEDITER for use with other vendors' software products.

     Participant Accounting Systems. The Company's participant accounting systems automate the investment operations associated with defined contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant's share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process payments of benefits to retirees, and produce tax reports for plan sponsors and participants. The Company's principal participant accounting systems are:

--------------------------------------------------------------------------------
                                               Mode of
        System                 Platform        Delivery        Primary Markets
================================================================================
OMNIPLUS(TM)                 IBM mainframe     remote          corporate, bank
OMNIPLAN(R)                                    processing      and other
OMNIPAY(R)                                     service,        retirement plan
OMNIDBEN(TM)                                   software        managers
                                               license and
                                               full service
                                               bureau
                                               processing
                         -----------------------------------
                             UNIX workstation  software
                                               license
                         -----------------------------------
                             IBM AS 400        software
                                               license
                         -----------------------------------
                             microcomputer     software
                                               license
--------------------------------------------------------------------------------
MPR(TM)                      microcomputer     software        small and medium
                                               license         size banks
--------------------------------------------------------------------------------
QUANTECH(TM)                 microcomputer     software        retirement
                                               license         administration
                                                               firms and
                                                               institutions
--------------------------------------------------------------------------------

     During 1996, the Company completed development of OMNIPLUS(TM), which will succeed OMNIPLAN and be the Company's next generation participant accounting system. OMNIPLUS will support all types of defined contribution plans. In 1996, the Company introduced OMNIWEB(TM), which allows plan participants access to data via the Internet.

     The Company expanded its activities in the Pacific Rim with the January 1996 acquisition of the business of Worrall Miller & Associates, a provider of pension plan administration software in Australia (see Acquisitions and Offerings). In November 1996, the Company acquired Corbel & Co., whose products include QUANTECH, a retirement plan administration and reporting system, and AUTODOC(R), an authoring and document-generation system for the creation of retirement plan documents and forms and other complex documents (see Acquisitions and Offerings).

     Investment Reporting and Analysis Systems. The Company's investment reporting and analysis systems accept accounting data from other investment support systems and perform special analyses for fund managers and customers. These systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
                                               Mode of
       System                  Platform        Delivery         Primary Markets
================================================================================
DATAPREP(TM)                 IBM mainframe     remote           corporate, bank
EMBERS(R)                                      processing       and other
                                               service and      retirement plan
                                               software         managers
                                               license
------------------------------------------------------------
SUPERF4(R)                   IBM mainframe     remote
                                               processing
                                               service and
                                               software
                                               license
--------------------------------------------------------------------------------
OMNIVEST(TM)                 UNIX workstation  software         investment
                                               license          management
                                                                departments of
                                                                banks and other
                                                                financial
                                                                institutions
--------------------------------------------------------------------------------

     Shareholder Accounting Systems. The Company's shareholder accounting systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder statements. The Company's principal software products in this category are:

--------------------------------------------------------------------------------
                                               Mode of
          System                 Platform      Delivery          Primary Markets
================================================================================
INVESTAR(R)                  IBM mainframe     remote            large mutual
INVESTAR ONE(TM)             UNIX              processing        fund managers
                                               service           and transfer
                                                                 agents
--------------------------------------------------------------------------------
SUNSTAR(R)                   IBM mainframe     remote            large
                             UNIX workstation  processing        commercial
                                               service and       bond and
                                               software license  equity
                                                                 transfer agents
--------------------------------------------------------------------------------
BONDMASTER(R)                Digital Vax       remote            large bank,
                             Digital Alpha     processing        corporate and
                                               service and       municipal bond
                                               software license  transfer agents
--------------------------------------------------------------------------------
CSSII(R)                     IBM mainframe     software license  corporate and
                                                                 utility stock
                                                                 transfer agents
--------------------------------------------------------------------------------

     The Company added BONDMASTER and CSSII to its shareholder accounting systems product line with the July 1996 acquisition of NCS Financial Systems, Inc. and the October 1996 acquisition of the securities products business of Checkfree Corporation, respectively (see Acquisitions and Offerings). During 1996, INVESTAR ONE, an advanced mutual fund shareholder record keeping system that combines mainframe and client-server architectures and provides real-time operations, completed a beta test and went into production.

     The Company also markets a work-flow management and document-imaging software system named PowerImage(R) to users of its shareholder accounting systems. This product uses electronic document-imaging to improve work flow and to enhance levels of service and efficiency.

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

  The primary alternate sites provided by the Company are fully equipped and operational computer centers known as "hotsites," where customers may restore their critical applications using the Company's installed computer equipment. The Company also provides environmentally prepared computer centers known as "coldsites," in which customers may install and operate their own computer equipment. In addition, the Company provides mobile recovery resources that may be delivered or shipped directly to customer-specified locations.

  The Company also provides general office space equipped with office equipment, which customers may use alone or in conjunction with the use of a hotsite or coldsite. This service offering, known as Work Group Recovery(SM), also includes MegaVoice(R), a centralized voice communications recovery service that backs up customers' automated telephone call distribution systems. The Company also offers Program Management Services(SM), which encompasses the design, coordination and management of all aspects of customers' disaster recovery programs.

  Most of the Company's larger disaster recovery customers purchase a basic package of services that includes use of a hotsite for six weeks to recover from any computer center failure, a coldsite for six months if recovery operations must continue for more than six weeks, a hotsite to regularly test disaster recovery procedures, and general office space during recovery operations and tests. Technical assistance when conducting recovery operations and tests and with designing and implementing a backup communications network are also provided.

  The Company provides disaster recovery services to users of IBM (and compatible) mainframe computers and also to users of Data General, Digital, Filenet, Hewlett Packard, IBM midrange (AS/400, RS/6000 and Systems/3X), NCR, Netframe, Prime, Pyramid, Sequent, Sequoia, Silicon Graphics, Stratus, Sun Microsystems, Tandem and Unisys computers. These services are marketed directly and through representatives primarily to IBM (and compatible), Digital, Hewlett Packard and Unisys mainframe and various midrange computer installations in North America.

  The Company expanded the customer base of its Unisys platform offerings during 1996 through two acquisitions of disaster recovery businesses (see Acquisitions and Offerings). In 1996, the Company continued to expand its disaster recovery offerings to users of midrange computers and further enlarged its midrange sales force. This effort was enhanced by acquisitions in 1996 and early 1997 that increased the number of customer contracts for midrange computer facilities and the types of midrange offerings (see Acquisitions and Offerings). Also in 1996, the Company continued to expand its marketing partner program by establishing alliances with hardware providers and others and by signing certain agreements with third parties to expand and enhance its recovery services and capabilities.

  The Company also introduced several new programs during 1996. The SAP Technology Practice, which is devoted to the specialized disaster recovery needs of SAP software users, was formed during 1996. In late 1996, the Company announced SunGard Secure 2000 to assist customers in addressing Year 2000 issues. The Company also began offering automated tape operations in a disaster recovery environment, which became possible with the implementation of new technology from Storage Technology Corporation.

  As of December 31, 1996, the Company had approximately 8,300 disaster recovery contracts in force. These contracts generally require the payment of monthly fees and range in duration from one to five years. The amount of the monthly fees depends upon the type of facilities and services selected, contract duration and competitive factors.

  During 1996, for the eleventh consecutive year, the Company successfully supported all customers who experienced computer center failures.

  Disaster Recovery Facilities. The Company believes that it conceived and first implemented the concept of the MegaCenter(R), a multiple hotsite and coldsite facility that customers may use directly or remotely. The Company operates five MegaCenters, located in Atlanta, Chicago, Philadelphia, Scottsdale (Arizona) and Warminster (Pennsylvania) (see Properties). The Company believes that its Philadelphia MegaCenter, which houses Digital, Filenet, Hewlett Packard, Netframe, IBM mainframe, Pyramid, Sequent, Stratus and Tandem hotsites, and mobile Hewlett Packard, IBM midrange, NCR, Sequoia, Silicon Graphics and Sun Microsystems computer systems, is the largest commercial disaster recovery facility in the world.

  The Company also operates MetroCenter(R) facilities in strategic locations throughout North America to provide Work Group Recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile computer systems. MetroCenters are located in Boston, Beechwood (Ohio), Chicago, Dallas, Denver, Herndon (Virginia), Jersey City (New Jersey), Los Angeles, Northvale (Michigan), St. Louis, St. Paul, San Ramon (California) and Toronto. The St. Paul and Toronto MetroCenters also have coldsites that can be used in conjunction with the remote operations capability.

  The Company periodically opens new facilities or expands existing facilities to accommodate both the growth in its customer base and the addition of different types of computer systems and service offerings. Also, the Company regularly upgrades its systems to offer the most advanced computer equipment generally used by its customers. During 1996, the Company opened two new MetroCenters in Chicago and San Ramon (California) and in 1997 added a Denver MetroCenter as part of the Company's acquisition of Data Assurance Corporation (see Acquisitions and Offerings). The Chicago MegaCenter expanded in size during 1996 and added two new large system command centers. In addition, during 1996, the Company expanded its large system recovery capabilities at the Philadelphia MegaCenter, which included upgrading large mainframe processors, adding an S/390 Parallel Enterprise Server, creating a Parallel Sysplex environment and installing an EMC Raid-S DASD. The Philadelphia MegaCenter also nearly doubled its Tandem capacity and added two new RS/6000 R30 systems. The Company believes that these additions make the Philadelphia MegaCenter the largest facility dedicated to disaster recovery for RS/6000 users. The Company continued during 1996 to expand its midrange system product offerings at various facilities and, in addition, expanded its electronic vaulting operations, which include remote journaling, hot storage, shadowing and customer support services. The disk access, tape cartridge and other peripheral equipment at all facilities were upgraded or augmented, and the capabilities of storage and retrieval systems were increased.

  The Company believes that by operating a relatively small number of large facilities linked by a comprehensive communications network it can provide superior disaster recovery services in the most effective manner. All MegaCenters and MetroCenters are linked by a communications network that is capable of handling a full range of digital and analog data transmission methods, including satellite and fiber-optic applications. The Company regularly upgrades this network to offer the communications technology generally used by its customers. During 1996, the Company continued expanding its matrix-switching capabilities to allow for more efficient and reliable communications during customer tests and recovery operations.

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

  The Company also markets a Windows-based microcomputer software product named CBR(R) Comprehensive Business Recovery, which automates the preparation and maintenance of disaster recovery and business resumption plans, including comprehensive company-wide planning capabilities. During 1996, the Company released an enhanced version of CBR that includes additional project plans, screen customizations and general reporting enhancements. The Company also continues to support its DOS-based microcomputer disaster recovery planning software product known as DP/90 PLUS(R).

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

  In 1996, the Company continued to expand its services for open systems environments, introduced a development service for performing analysis, testing and remediation for Year 2000 projects, and upgraded mainframes to CMOS and parallel Sysplex technology.

  Healthcare Information Systems. Certain of the Company's healthcare information systems focus on hospital electronic medical records, patient financial systems and clinical data management. Other healthcare information systems assist health maintenance organizations (HMO's) and other companies with high volume claims processing in reducing costs and improving service to their customers. The Company's healthcare information systems use proprietary work-flow management and document-imaging to increase efficiency and flexibility for its users. The Company's principal systems of this type are:

----------------------------------------------------------------------------------------------
          System          Platform     Mode of Delivery        Primary Markets
==============================================================================================
I-MAX(TM)               microcomputer  software license     HMO's and health insurance companies
----------------------------------------------------------------------------------------------
ChartFlo(R) 2000        UNIX server    software license     hospitals, healthcare institutions
AccountFlo(TM)          microcomputer                       and medical clinics
---------------------------------------------------------
CDM(TM)                 UNIX server    software license
                        microcomputer
----------------------------------------------------------------------------------------------
Enterprise 2000(TM)     UNIX server    software license     hospitals, healthcare institutions
ProcessFlo(R)           microcomputer                       and medical clinics; banks and
                                                            other financial institutions and
                                                            government entities
----------------------------------------------------------------------------------------------
RSS/4/(TM)              microcomputer  software license     state pension administration
                                                            agencies
----------------------------------------------------------------------------------------------

Product Development

  The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of changes in laws, introductions of new types of investment vehicles and technology and increased competition. For these reasons, the Company believes that it is important to continually maintain, enhance and evolve its proprietary investment support systems. The Company funds most of its routine ongoing software maintenance and support activities through the software maintenance fees paid by its investment support systems license customers and a portion of the monthly fees paid by its investment support systems remote processing customers. As of December 31, 1996, the Company had in force approximately 7,400 remote processing and software maintenance contracts for its investment support systems.

  The Company's expenditures for software development during 1996, 1995 and 1994, including amounts that were capitalized, totalled approximately $65,101,000, $53,908,000 and $38,684,000, respectively. These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain custom development projects for individual customers in the ordinary course of business.

  The Company has initiated a program to evaluate whether its systems are Year 2000 compliant (meaning that they can properly handle dates in the year 2000 and beyond). The Company believes that certain of its products are already Year 2000 compliant and will continue to evaluate its other products and, where appropriate, make necessary modifications. The Company currently anticipates that these efforts will not cause a significant increase in development spending.

  During 1997, the Company expects to develop Windows NT and UNIX versions of many products. These developments are examples of the Company's strategy of using the established functionality of its existing systems to develop state-of-the-art systems for new technological environments.

  Also in 1997, development plans for INVEST ONE include enhancements to increase the speed of executions and to add processing features to support the master/feeder portfolio structures. The Company is also continuing development of XAMIN/TM/, a client server performance measurement and analysis system, and TradeMaster, a new trading module to ON-LINE and ON-SITE. The Company plans during 1997 to continue to enhance the functionality of EXPEDITER and expand its application for users of Company and third party products. Developments to PHASE3 will include enhanced data distribution to provide real-time updates, SQL capabilities and Internet access. The Company will continue developing enhanced functionality for its derivatives trading, foreign exchange and consolidated risk management systems.

  The Company expands its disaster recovery services by adding new hotsites at existing facilities, upgrading its computer equipment, developing new services and opening new facilities. In 1997, the Company plans to install in the Philadelphia MegaCenter a third large system mainframe processor, expand its midrange product lines, increase marketing efforts in Mexico and open new MetroCenters in Seattle (Washington) and Mexico City. Also during 1997, the Company plans to continue expanding its electronic vaulting product offerings, upgrading its disk storage, tape cartridge and other peripheral hotsite equipment, and opening new MetroCenters where the demand exists.

  The Company expands its disaster recovery communications network by upgrading its communications equipment, adding new communications capabilities and establishing additional remote operations centers where the demand exists. The Company also plans during 1997 to introduce the SunGard National Network, a nationwide managed recovery network utilizing synchronous optical (SONET) technology that provides communications between subscriber locations and the Company's facilities.

Acquisitions and Offerings

  The Company seeks to grow through internal development, the acquisition of businesses that broaden or complement its existing product lines, and, more recently, the acquisition of new business lines. Since its initial public offering in 1986, the Company has acquired twenty-eight investment support systems businesses, eighteen disaster recovery businesses, two computer services businesses and two healthcare information systems businesses. Also during this period, the Company completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

  During 1996, the Company spent approximately $158,080,000 in cash, net of cash acquired, to acquire five investment support systems businesses and three disaster recovery services businesses.

  The Financial Systems Group expanded in August 1996 by acquiring SunGard Dealing Systems Pty Limited, a business based in Sydney, Australia that provides multicurrency front- and back-office systems for portfolio management, deal capture and analytics to banks and brokerages located primarily in the Pacific Rim.

  The Trading Systems Group expanded its SunGard Futures Systems business unit in January 1997 by acquiring GMI Software, Inc., a provider of software and services to financial institutions worldwide for the processing of exchange-traded futures and options and other securities.

  The Trust and Shareholder Systems Group also grew by acquisition. The Trust and Shareholder Systems Group expanded its international operations by acquiring in January 1996 the business of Worrall Miller & Associates Pty Ltd., a provider of pension plan administration software in Australia, and the related service bureau business of State Street Bank Australia in February 1996. In July 1996, the Company acquired NCS Financial Systems, Inc., which provides turnkey trust accounting and corporate trust systems to banks and other financial institutions. The securities products business of Checkfree Corporation was acquired in October 1996. In November 1996, the Company purchased Corbel & Co., a provider of retirement plan document preparation software and services and retirement plan administration software.

  The Recovery Services Group acquired several disaster recovery businesses during 1996. The Company purchased the North American disaster recovery services businesses of Digital Equipment Corporation in April 1996 and the Unisys disaster recovery services businesses of FIS, Inc. in July 1996 and Fiserv, Inc. in December 1996. In addition, the Recovery Services Group acquired in early 1997 the business of Data Assurance Corporation, which provides, among other offerings, recovery services to the credit union industry operating on Data General platforms.

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

  The computer disaster recovery business remains highly competitive. The Company's principal competitors in this business are Comdisco, Inc. and IBM Corporation, each of which have substantially greater financial and other resources than the Company. The Company also faces potential competition from major companies that have computer facilities that could be made available for disaster recovery use. The Company believes that it competes effectively as to the key competitive factors in this market, namely quality of facilities, scope and quality of services, level and quality of customer support, level of technical expertise and price. The Company also believes that its experience and reputation as the innovator in this business are important competitive advantages.

  The Company's healthcare information systems business competes primarily with companies that provide imaging systems through vertical market resellers that focus on hospitals and HMO's. The Company believes that it competes effectively as to the key competitive factors in marketing work-flow management and document-imaging systems to healthcare institutions. These factors include features and adaptability of the software for specific market segments, knowledge of the healthcare industry, level and quality of customer support, level of software development expertise and overall net cost.

Marketing

  Most of the Company's specialized computer services and software are marketed throughout the United States, and many are marketed internationally as well.
The Company's export sales during 1996, 1995 and 1994 totalled approximately $58,019,000, $51,273,000 and $33,505,000, respectively. In addition, the
Company's foreign subsidiaries had sales for those years totalling approximately $57,457,000, $43,612,000 and $26,652,000, respectively. Export and foreign sales during 1996 totalled $115 million and increased by 22% over 1995 export and foreign sales. As a percentage of total revenues, export and foreign sales have grown from 12% in 1993 to 17% in 1996.

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

Employees

  At December 31, 1996, the Company had approximately 3,700 full-time employees. The Company believes that its success, in part, depends on its continuing ability to attract and retain skilled technical, marketing and management personnel. While data processing professionals and software developers are in high demand, the Company believes that, to date, it has been able to attract and retain highly qualified personnel. None of the Company's employees is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

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

--------------------------------------------------------------------------------
         Location                           Purpose                  Square Feet
================================================================================
Wayne, PA                    Executive offices of SunGard Data            44,500
   (near Philadelphia)       Systems Inc., and headquarters for
                             SunGard Recovery Services and SunGard
                             Planning Solutions.
--------------------------------------------------------------------------------
Atlanta, GA                  Offices of SunGard Insurance Systems.        26,000
--------------------------------------------------------------------------------
Aurora, CO                   Headquarters for SunGard Insurance           16,300
   (near Denver)             Systems.
--------------------------------------------------------------------------------
Birmingham, AL               Headquarters for SunGard Asset               85,000
                             Management Systems, SunGard Employee
                             Benefit Systems and SunGard Mailing
                             Services, and related computer center
                             with two IBM-compatible mainframe
                             computers.
--------------------------------------------------------------------------------
Birmingham, AL               Headquarters for MACESS Corporation.         27,200
--------------------------------------------------------------------------------
Canoga Park, CA              Headquarters for SunGard Government          12,000
   (near Los Angeles)        Systems.
--------------------------------------------------------------------------------
Carshalton, England          Headquarters for Portfolio                   10,000
 (near London)               Administration Limited and related
                             computer centers with five IBM
                             midrange computers.
--------------------------------------------------------------------------------
Charlotte, NC                Headquarters for SunGard Trust               36,100
                             Systems and related computer center
                             with one IBM-compatible mainframe
                             computer.
--------------------------------------------------------------------------------
Chico, CA                    Headquarters for Bi-Tech Software.           25,000
--------------------------------------------------------------------------------
Chicago, IL                  Headquarters for SunGard Futures              7,000
                             Systems.
--------------------------------------------------------------------------------
Fairfield, NJ                Computer center for Shaw Data Inc.           22,000
   (near New York)           with four Bull mainframe, four
                             Hewlett Packard and one Sun
                             Microsystems computers.
--------------------------------------------------------------------------------
Geneva, Switzerland          Headquarters for SunGard Investment           5,000
                             Systems SA.
--------------------------------------------------------------------------------
Hinsdale, IL                 Headquarters for SunGard Investment          24,900
   (near Chicago)            Systems.
--------------------------------------------------------------------------------
Hopkins, MN                  Headquarters for SunGard Securities          46,200
   (near Minneapolis)        Systems and related computer center
                             with four Digital and two IBM or
                             IBM-compatible mainframe computers
                             and five UNIX servers.
--------------------------------------------------------------------------------
Jacksonville, FL             Headquarters for Corbel & Co.                45,300
--------------------------------------------------------------------------------
London, England              European offices of SunGard Capital          14,500
                             Markets and SunGard Futures Systems
                             and related computer center with one
                             Digital Vax computer.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Location                           Purpose                  Square Feet
================================================================================
Los Altos, CA                Headquarters for Renaissance Software.       11,000
--------------------------------------------------------------------------------
New York, NY                 Headquarters for Shaw Data Inc.              16,000
--------------------------------------------------------------------------------
New York, NY                 Headquarters for SunGard Capital             14,300
                             Markets.
--------------------------------------------------------------------------------
Northbrook, IL               SunGard Recovery Services MegaCenter         84,000
   (near Chicago)            with eleven Digital, two IBM
                             mainframe and two Tandem computers,
                             and three Hewlett Packard, seven IBM
                             midrange, four Sun Microsystems and
                             two Unisys mobile computers.
--------------------------------------------------------------------------------
Philadelphia, PA             SunGard Recovery Services MegaCenter        230,000
                             with nine Digital, twelve Hewlett
                             Packard, six IBM or IBM-compatible
                             mainframe, three Stratus and three
                             Tandem computers, and 16 Digital,
                             nine Hewlett Packard, nineteen IBM
                             midrange, three NCR, three Sequent,
                             one Sequoia, one Silicon Graphics and
                             three Sun Microsystems mobile
                             computers.
--------------------------------------------------------------------------------
Rockville, MD                Headquarters for Intelus Corporation.        21,600
--------------------------------------------------------------------------------
Roswell, GA                  SunGard Recovery Services MegaCenter         37,800
   (near Atlanta)            with twenty-five Digital computers,
                             and three Digital, one Hewlett
                             Packard, nine IBM midrange and one
                             Sun Microsystems mobile computers.
--------------------------------------------------------------------------------
San Mateo, CA                Headquarters for SunGard Shareholder         18,200
                             Systems.
--------------------------------------------------------------------------------
Scottsdale, AZ               SunGard Recovery Services MegaCenter         13,800
                             with two Digital, four Prime and five
                             Unisys computers, and one IBM
                             midrange and one Unisys mobile
                             computers.
--------------------------------------------------------------------------------
Stockholm, Sweden            Headquarters for Front Capital               40,000
                             Systems.
--------------------------------------------------------------------------------
Sydney, Australia            Australian offices of SunGard Capital         8,800
                             Markets, SunGard Dealing Systems,
                             SunGard Futures Systems and the
                             SunGard Trust and Shareholder Systems
                             Group, and related computer center
                             with one Digital Vax computer and one
                             IBM midrange computer.
--------------------------------------------------------------------------------
Voorhees, NJ                 Headquarters for SunGard Computer            51,000
   (near Philadelphia)       Services and related computer center
                             with four IBM or IBM-compatible
                             mainframe computers.
--------------------------------------------------------------------------------
Waltham, MA                  Headquarters for SunGard Brokerage           31,300
   (near Boston)             Systems and related computer center
                             with six Tandem computers.
--------------------------------------------------------------------------------
Waltham, MA                  Headquarters for SunGard Global              10,600
   (near Boston)             Systems and related computer center
                             with two Digital computers.
--------------------------------------------------------------------------------
Warminster, PA               SunGard Recovery Services MegaCenter         20,000
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

--------------------------------------------------------------------------------
           Name              Age       Principal Positions with the Company
================================================================================
Kenneth R. Adams              61  Chief Executive Officer, SunGard Healthcare
                                  Information Systems Group
--------------------------------------------------------------------------------
Bruce H. Battjer              46  Chief Executive Officer, SunGard Computer
                                  Services Group
--------------------------------------------------------------------------------
Andrew P. Bronstein           38  Vice President and Controller, SunGard Data
                                  Systems Inc.
--------------------------------------------------------------------------------
Cristobal I. Conde            36  Chief Executive Officer, SunGard Trading
                                  Systems Group
--------------------------------------------------------------------------------
Philip L. Dowd                55  Chief Executive Officer, SunGard Trust and
                                  Shareholder Systems Group
--------------------------------------------------------------------------------
Lawrence A. Gross             44  Vice President and General Counsel, SunGard
                                  Data Systems Inc.
--------------------------------------------------------------------------------
Michael F. Mulholland         47  Chief Executive Officer, SunGard Recovery
                                  Services Group
--------------------------------------------------------------------------------
Michael K. Muratore           50  Chief Executive Officer, SunGard Financial
                                  Systems Group
--------------------------------------------------------------------------------
Donna J. Pedrick              47  Vice President-Human Resources, SunGard Data
                                  Systems Inc.
--------------------------------------------------------------------------------
Michael J. Ruane              43  Chief Financial Officer and Vice
                                  President-Finance, SunGard Data Systems Inc.
--------------------------------------------------------------------------------
Richard C. Tarbox             44  Vice President-Corporate Development, SunGard
                                  Data Systems Inc.
--------------------------------------------------------------------------------

  Mr. Adams has been Chairman and Chief Executive Officer of Intelus Corporation and of MACESS Corporation since 1995. Before that, he was Chairman and Chief Executive Officer of SunGard Recovery Services Inc. since 1988 and was its President from 1990 to 1992. From 1983 to 1988, Mr. Adams was President and a director of SunGard Trust Systems Inc.

  Mr. Battjer has been Chief Executive Officer and a director of SunGard Computer Services Inc. since 1995. Before that, Mr. Battjer served in various executive positions in SunGard's Recovery Services Group, most recently as President of Planning Solutions.

  Mr. Bronstein has been Vice President and Controller of the Company since 1994. Before that, he was Corporate Controller since 1992. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on the Company's account and as director of the firm's Philadelphia high technology group. Mr. Bronstein is a director and officer of most of the Company's domestic subsidiaries.

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

  Mr. Mulholland has been Chairman and Chief Executive Officer of SunGard Recovery Services Inc. since 1995 and was its President and Chief Operating Officer since 1992. From 1987 to 1992, Mr. Mulholland served in various executive capacities in the Company and the Recovery Services Group.

  Mr. Muratore has been Chief Executive Officer and a director of SunGard Financial Systems Inc. since 1995. Before that, he was Chief Executive Officer and a director of SunGard Computer Services Inc. since 1989 and President-Processing Divisions of SunGard Business Systems Inc. since 1990. From 1985 to 1988, Mr. Muratore was President of the Company's Central Computer Facility, which was consolidated with SunGard Computer Services Inc. at the end of 1988.

  Ms. Pedrick has been Vice President-Human Resources of the Company since 1988. From 1983 to 1988, she was Director-Human Resources of the Company.

  Mr. Ruane has been Chief Financial Officer, Vice President-Finance and Treasurer of the Company since 1994. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President-Finance of SunGard's Trading Systems Group. Before that, he was Vice President-Controller of the Company from 1990 through 1992, and Corporate Controller of the Company from 1985 to 1990. Mr. Ruane is a director and officer of most of the Company's domestic and foreign subsidiaries.

  Mr. Tarbox has been Vice President-Corporate Development of the Company since 1987.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

  This information is incorporated by reference to the section entitled Stock Information in the Company's 1996 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


Item 6.  Selected Financial Data

  This information is incorporated by reference to the section entitled Selected Financial Information in the Company's 1996 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This information is incorporated by reference to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


Item 8.  Financial Statements and Supplementary Data

  The financial statements of the Company, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                    PART III


  This Part incorporates certain information from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders ("1997 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 1997 Proxy Statement entitled Report of the Compensation Committee and Equity Award Subcommittee and Performance Graph shall not be deemed to be "filed" as part of this Report.


Item 10.  Directors and Executive Officers of the Registrant

  Information concerning the directors of the Company is incorporated by reference to the Company's 1997 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Election of Directors.

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.


Item 11.  Executive Compensation

  This information is incorporated by reference to the Company's 1997 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Executive Compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  This information is incorporated by reference to the Company's 1997 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled Beneficial Ownership of Common Stock.


Item 13.  Certain Relationships and Related Transactions

  This information is incorporated by reference to the Company's 1997 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled Executive Compensation, Beneficial Ownership of Common Stock and Election of Directors.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1)  Financial Statements

  The following financial statements of the Company, supplementary data and related documents are incorporated by reference to the Company's 1996 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

  Report of Independent Accountants on Financial Statements, dated February 13, 1997

  Consolidated Statements of Income for each of the years ended December 31, 1996, 1995 and 1994

  Consolidated Balance Sheets as of December 31, 1996 and 1995

  Consolidated Statements of Cash Flows for each of the years ended December 31, 1996, 1995 and 1994

  Consolidated Statement of Stockholders' Equity for each of the years ended December 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements

  Quarterly Financial Information (unaudited)

  (a)(2)  Financial Statement Schedules

  None.

  (a)(3)  Exhibits

  The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the List of Exhibits beginning on page 23 of this Report. Exhibits 10.12 through 10.22 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

  (b)    Reports on Form 8-K

  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SunGard Data Systems Inc.

Date:   March 27, 1997          By:            /s/ James L. Mann
                                     -------------------------------------------
                                                   James L. Mann,
                                           Chairman, President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                         Capacity                  Date
           ---------                         --------                  ----
     /s/ James L. Mann            Chief Executive Officer,        March 27, 1997
--------------------------------
         James L. Mann            President, and Chairman
                                  of the Board of Directors
                                  (principal executive officer)

    /s/ Michael J. Ruane          Chief Financial Officer and     March 27, 1997
--------------------------------  Vice President-Finance
        Michael J. Ruane          (principal financial officer)

    /s/ Andrew P. Bronstein       Vice President and Controller   March 27, 1997
--------------------------------  (principal accounting officer)
        Andrew P. Bronstein

    /s/ Gregory S. Bentley        Director                        March 27, 1997
--------------------------------
        Gregory S. Bentley

    /s/ Michael C. Brooks         Director                        March 27, 1997
--------------------------------
        Michael C. Brooks

    /s/ Albert A. Eisenstat       Director                        March 27, 1997
--------------------------------
        Albert A. Eisenstat

    /s/ Bernard Goldstein         Director                        March 27, 1997
--------------------------------
        Bernard Goldstein

      /s/ Michael Roth            Director                        March 27, 1997
--------------------------------
          Michael Roth

     /s/ Malcolm I. Ruddock       Director                        March 27, 1997
--------------------------------
         Malcolm I. Ruddock

   /s/ Lawrence J. Schoenberg     Director                        March 27, 1997
--------------------------------
       Lawrence J. Schoenberg

                               LIST OF EXHIBITS

Number                              Document
------       ------------------------------------------------------------------
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

10.8/(8)/    Amendment to 401 Lease, dated October 9, 1995.

10.9         Amendment to 401 Lease, dated December 23, 1996 (filed with this
             Report).

10.10/(1)/   Lease, dated May 19, 1989, between the Company and Northmeadow
             Associates, relating to the Company's facility in Roswell, Georgia,
             Amendment thereto, dated June 1989, and Assignment and Assumption thereof, dated December 31, 1990.

10.11/(9)/   Credit Agreement, dated August 29, 1996, among the Company, certain banks and other financial institutions and PNC Bank, National
             Association, as Agent.

10.12/(1)/   The Company's 1982 Incentive Stock Option Plan and Amendments
             thereto, dated January 1, 1987 and November 8, 1991./(13)/


10.13/(10)/  The Company's 1986 Stock Option Plan, Amendments thereto, dated
             January 1, 1987, November 1, 1988, February 6, 1990, November 8,
             1991, February 16, 1993 and February 13, 1995, and United Kingdom
             Addendum thereto, dated February 12, 1991./(13)/

10.14/(1)/   The Company's 1988 Nonqualified Stock Option Plan and Amendment
             thereto, dated October 30, 1990./(13)/


10.15/(6)/   The Company's 1990 Amended and Restated Restricted Stock Incentive
             Plan./(13)/


Number                                   Document
------      -------------------------------------------------------------------

10.16/(11)/ The Company's Restricted Stock Award Plan for Outside
            Directors./(13)/

10.17/(12)/ The Company's 1994 Equity Incentive Plan./(13)/

10.18/(8)/  The Company's 1996 Equity Incentive Plan./(13)/

10.19       The United Kingdom Addendum to the Company's 1996 Equity Incentive
            Plan (filed with this Report)./(13)/

10.20       Summary Description of the Company's Annual Executive Incentive
            Compensation Program (filed with this Report)./(13)/

10.21/(8)/  Summary Description of the Company's Long-Term Executive Incentive
            Compensation Plan./(13)/

10.22/(1)/  Form of Indemnification Agreement entered into by the Company with its directors and officers./(13)/

11.1        Statement Re Computation of Per Share Earnings (filed with this
            Report).

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 expressly incorporated herein by reference (filed with this Report).

21.1        Subsidiaries of the Registrant (filed with this Report).

23.1 Consent of Independent Accountants, regarding the Company's consolidated financial statements.

27.1        Financial Data Schedule for the year ended December 31, 1996 (filed with this Report).
------------

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

(8) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232).

(9) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-14232).

(10) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).

(11) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

(12) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).

(13) Management contract or compensatory plan or arrangement.

                   INDEX OF EXHIBITS FILED WITH THIS REPORT


Number                               Document
--------------------------------------------------------------------------------

10.9   Amendment to 401 Lease, dated December 23, 1996.

10.19  The United Kingdom Addendum to the Company's 1996 Equity Incentive
       Plan.(1)

10.20  Summary Description of the Company's Annual Executive Incentive
       Compensation Program.(1)

11.1   Statement Re Computation of Per Share Earnings.

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 expressly incorporated herein by reference.

21.1   Subsidiaries of the Registrant.

23.1 Consent of Independent Accountants regarding the Company's consolidated financial statements.

27.1   Financial Data Schedule for the year ended December 31, 1996.

---------------

(1)    Management contract or compensatory plan or arrangement.