Form 10-Q
period 1997-03-31
SUNGARD DATA SYSTEMS INC
filed 1997-05-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or
                                                              --------------

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ___________

          COMMISSION FILE NUMBER 0-14232


                         SUNGARD/R/ DATA SYSTEMS INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



               DELAWARE                               51-0267091
        --------------------                         ------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)



                 1285 DRUMMERS LANE, WAYNE, PENNSYLVANIA 19087
                 ---------------------------------------------
          (Address of principal executive offices, including zip code)



                                (610) 341-8700
               --------------------------------------------------
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

There were 43,123,421 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 1997.

                           SUNGARD DATA SYSTEMS INC.
                                AND SUBSIDIARIES


                                     INDEX

                                                                        Page
                                                                        ----


Part I.  Financial Information

Item 1.  Financial Statements:

            Consolidated Balance Sheets as of March 31, 1997
            (unaudited) and December 31, 1996..........................  1

            Consolidated Statements of Income for the three months
            ended March 31, 1997 and 1996 (unaudited)..................  2

            Supplemental Income Statement Information for the three
            months ended March 31, 1997 and 1996 (unaudited)...........  2

            Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)..................  3

            Notes to Consolidated Financial Statements (unaudited).....  4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation...................................  6


Part II.    Other Information

Item 1.     Legal Proceedings..........................................  9

Item 2.     Changes in Securities......................................  9

Item 3.     Defaults upon Senior Securities............................  9

Item 4.     Submission of Matters to a Vote of Security Holders........  9

Item 5.     Other Information..........................................  9

Item 6.     Exhibits and Reports on Form 8-K...........................  9

Signatures  ........................................................... 10

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
-----------------------------

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                          March 31,
                                                            1997        December 31,
                                                         (Unaudited)        1996
                                                        ------------    ------------
Assets
Current:
  Cash and equivalents...............................     $ 49,998       $ 46,072
  Trade receivables, less allowance for doubtful
    accounts of $12,729 and $10,391..................      139,509        130,404
  Earned but unbilled receivables....................       25,013         27,842
  Prepaid expenses and other current assets..........       21,247         18,507
  Deferred income taxes..............................       14,457         13,632
                                                          ---------      ---------
    Total current assets.............................      250,224        236,457
  Property and equipment, less accumulated
    depreciation of $169,955 and $158,214............      114,204        109,523
  Software products, less accumulated amortization
    of $73,257 and $68,780...........................       70,063         71,917
  Goodwill, less accumulated amortization
    of $25,251 and $23,444...........................      159,692        156,796
  Other intangible assets, less accumulated
    amortization of $38,466 and $34,590..............      113,178        104,625
                                                          ---------      ---------
                                                          $707,361       $679,318
                                                          =========      =========

Liabilities and Stockholders' Equity
Current:
  Short-term and current portion of long-term debt...     $ 38,004       $ 34,932
  Accounts payable...................................       14,074         13,531
  Accrued compensation and benefits..................       31,935         41,581
  Other accrued expenses.............................       26,499         24,004
  Accrued income taxes...............................       20,382          5,873
  Deferred revenues..................................       87,527         90,345
                                                          ---------      ---------
    Total current liabilities........................      218,421        210,266
                                                          ---------      ---------
Long-term debt.......................................        4,655          4,414
                                                          ---------      ---------
Committments.........................................
Stockholders' equity:
  Preferred stock, par value $.01 per share;
    5,000 shares authorized..........................           --             --
  Common stock, par value $.01 per share;
    60,000 shares authorized;
    43,123 and 42,300 shares issued..................          431            423
  Capital in excess of par value.....................      176,977        175,937
  Notes receivable for common stock..................         (352)          (559)
  Restricted stock plans.............................       (1,481)        (1,535)
  Retained earnings..................................      313,272        292,113
  Foreign currency translation adjustment............       (4,562)          (266)
                                                          ---------      ---------
                                                           484,285        466,113
  Treasury stock, at cost, 0 and 43 shares...........           --         (1,475)
                                                          ---------      ---------
    Total stockholders' equity.......................      484,285        464,638
                                                          ---------      ---------
                                                          $707,361       $679,318
                                                          =========      =========

                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                             1997            1996
                                                         -----------      ----------
Revenues.............................................    $187,421          $149,798
                                                         ---------         ---------
Costs and expenses:
 Cost of sales and direct operating..................      81,966            67,236
 Sales, marketing and administration.................      36,270            30,903
 Product development.................................      16,813            13,179
 Depreciation of property and equipment..............      11,366             8,595
 Amortization of intangible assets...................      10,553             6,812
                                                         ---------         ---------
                                                          156,968           126,725
                                                         ---------         ---------
Income from operations...............................      30,453            23,073
 Interest income.....................................         593             1,871
 Interest expense....................................        (585)             (352)
                                                         ---------         ---------
Income before income taxes...........................      30,461            24,592
 Income taxes........................................      12,337             9,960
                                                         ---------         ---------
Net income...........................................    $ 18,124          $ 14,632
                                                         =========         =========
Fully diluted net income per common share............    $   0.41          $   0.34
                                                         =========         =========
Shares used to compute fully diluted net income
  per common share...................................      43,942            42,871
                                                         =========         =========

                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                                (In thousands)
                                 (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                             1997            1996
                                                         -----------      ----------
Revenues:
 Investment support systems..........................    $120,026          $ 92,734
 Disaster recovery services..........................      52,826            43,469
 Computer services and other.........................      14,569            13,595
                                                         ---------         ---------
                                                         $187,421          $149,798
                                                         =========         =========

Income from operations:
 Investment support systems..........................    $ 20,940          $ 15,559
 Disaster recovery services..........................       9,735             8,746
 Computer services and other.........................       1,825               658
 Corporate administration............................      (2,047)           (1,890)
                                                         ---------         ---------
                                                         $ 30,453          $ 23,073
                                                         =========         =========
Operating margin:
 Investment support systems..........................        17.4%             16.8%
                                                         =========         =========
 Disaster recovery services..........................        18.4%             20.1%
                                                         =========         =========
 Computer services and other.........................        12.5%              4.8%
                                                         =========         =========
 Total...............................................        16.2%             15.4%
                                                         =========         =========

                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                       1997            1996
                                                                   -----------      ----------
Cash flow from operations:
 Net income.....................................................   $ 18,124          $ 14,632
 Reconciliation of net income to cash flow from operations:
  Depreciation and amortization.................................     21,919            15,407
  Other noncash charges (credits)...............................        853               619
  Deferred income tax benefit...................................     (4,197)           (1,882)
                                                                   ---------         ---------
                                                                     36,699            28,776
Cash provided by (used for) working capital,
 net of effect of acquired businesses:
  Accounts receivable and other current assets..................     (5,065)            8,337
  Accounts payable and accrued expenses.........................      2,945              (476)
  Deferred revenues.............................................     (4,180)           (2,328)
                                                                   ---------         ---------
   Cash flow from operations....................................     30,399            34,309
                                                                   ---------         ---------

Financing activities:
 Cash received under employee stock plans.......................      2,711             3,709
 Cash paid for treasury stock...................................         --            (4,415)
 Cash received under revolving line of credit...................     30,000                --
 Repayments of debt.............................................    (26,847)           (1,024)
                                                                   ---------         ---------
  Total financing activities....................................      5,864            (1,730)
                                                                   ---------         ---------

Long-term investment activities:
 Cash paid for acquired businesses, net of cash acquired........    (14,874)           (2,542)
 Cash paid for property and equipment...........................    (14,821)           (7,584)
 Cash paid for software and other long-term assets..............     (2,642)           (1,371)
                                                                   ---------         ---------
  Total long-term investment activities.........................    (32,337)          (11,497)
                                                                  ---------         ---------
Increase in cash and equivalents before
 short-term investment activities...............................      3,926            21,082

Short-term investment activities:
 Purchase of short-term investments.............................         --            (2,660)
 Maturities of short-term investments...........................         --             5,688
                                                                   ---------         ---------
Increase in cash and equivalents................................       3,926           24,110
Beginning cash and equivalents..................................      46,072           79,091
                                                                   ---------         ---------
Ending cash and equivalents.....................................   $  49,998         $103,201
                                                                   =========         =========
Supplemental information:
 Acquired businesses:
  Property and equipment........................................       2,267               --
  Software products.............................................         147              765
  Goodwill and other intangible assets..........................      16,474            2,620
  Purchase price obligations and debt assumed...................      (1,635)              --
  Net current liabilities assumed...............................         214             (843)
  Common stock issued...........................................      (2,593)              --
                                                                   ---------         ---------
Cash paid for acquired businesses, net of cash acquired.........   $  14,874         $  2,542
                                                                   ==========        =========

                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. During the first quarter of 1997, the Company completed the acquisition of GMI Software, Inc. (GMI), a global provider of application software supporting exchange-traded futures and options. The acquisition of GMI has been accounted for as a pooling-of-interests. The accompanying consolidated financial statements include the results of GMI from January 1, 1997. Prior year consolidated financial statements have not been restated because the effect of such restatement is not material.

     Also during the first quarter, the Company completed the acquisition of the disaster recovery business of Data Assurance Corporation of Englewood, Colorado. This acquisition has been accounted for as a purchase of assets.

     On April 15, 1997, the Company completed the acquisition of the Global Plus product line and certain other assets of Premier Solutions Ltd. Global Plus is a real-time, multi-currency trust and custody accounting system. This acquisition has been accounted for as a purchase of assets. The Company has engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as the basis of allocation of the purchase price to the various classes of assets acquired. While this appraisal is not yet complete, the Company expects to record a charge against second quarter earnings for that portion of the purchase price related to purchased in-process research and development. This charge represents, as of the date of acquisition, the value of software products still in development, but not considered to have reached technological feasibility or to have any alternate future use.

     Except for the charge related to purchased in-process research and development described above, these acquisitions are not expected to have a material effect on the Company's financial condition or results of operations.

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)



3. Fully diluted net income per common share was calculated using the weighted-average number of common shares and common-equivalent shares outstanding during the period. Common-equivalent shares are principally attributable to unexercised stock options. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which specifies a new methodology for the computation, presentation and disclosure of earnings per share and makes the U.S. standard for computing earnings per share more compatible with that of other countries and with the International Accounting Standards Committee.

     SFAS 128 requires a dual presentation of basic and diluted earnings per share. The new standard is required to be adopted in the fourth quarter of 1997. While early adoption is not permitted, SFAS 128 requires restatement of all prior period earnings per share data at the time of adoption. The Company's new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard for the three months ended March 31, 1997 and 1996.

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

INCOME FROM OPERATIONS:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of more than thirty operating units of various size and complexity. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. Since overall ISS results reflect the sum of the diverse results of individual operating units, there could be an adverse impact on ISS revenues and margins if too many individual units are unable to meet expectations.

     The ISS operating margin was 17.4% and 16.8% for the three month periods ended March 31, 1997 and 1996, respectively. The increase in the operating margin is due primarily to cost reductions in certain ISS businesses as compared to the first three months of 1996, despite an increase in overall product development expense.

     The Company expects that the full-year 1997 ISS operating margin will be slightly higher than the full-year 1996 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses and the level of product development spending.

     Disaster Recovery Services (DRS):

     The DRS operating margin was 18.4% and 20.1% during the three month periods ended March 31, 1997 and 1996, respectively. The decrease in the operating margin is due primarily to the expansion of its sales force and costs associated with additional operating facilities and equipment.

     The Company expects that the full-year 1997 DRS operating margin will approximate the 1996 full-year DRS operating margin. The most important factors affecting the DRS operating margin continue to be the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures, and the performance of recently acquired businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

INCOME FROM OPERATIONS, CONTINUED:

     Computer Services and Other (CS):

     The CS operating margin was 12.5% and 4.8% during the three month periods ended March 31, 1997 and 1996, respectively. The increase in the operating margin is due to an increase in revenues and cost reductions in the Company's healthcare information systems (HIS) businesses.

     The Company expects that the CS operating margin will continue to improve as compared to 1996. The most important factors affecting the CS operating margin are the timing and magnitude of software license revenues related to the HIS businesses, and revenue variability in both remote-access computer processing and automated mailing services.

REVENUES:

     Total revenues for the three month period ended March 31, 1997 increased $37.6 million, or 25%, compared to the corresponding period in 1996. Excluding acquired businesses, revenues increased $16.9 million, or 11%, during the three month period compared to the corresponding period in 1996. Recurring revenues derived from remote processing, disaster recovery and software maintenance services approximated $149.3 million and $119.6 million, representing approximately 80% of consolidated revenues in both of the three month periods ended March 31, 1997 and 1996, respectively.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have.

     Investment Support Systems:

     ISS revenues for the three month period ended March 31, 1997 increased $27.3 million, or 29%, compared to the corresponding period in 1996. Excluding acquired businesses, revenues increased $7.9 million, or 9%, during the three month period ended March 31, 1997, compared to the corresponding period in 1996. This increase is attributable to increases in data processing and software maintenance revenues of $8.6 million, partially offset by a net decrease in software license and professional services revenues of $0.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

INCOME FROM OPERATIONS, CONTINUED:

     Disaster Recovery Services:

     DRS revenues for the three month period ended March 31, 1997 increased $9.4 million, or 22%, compared to the corresponding period in 1996. Excluding acquired businesses, revenues increased $8.0 million, or 18%, during the three month period ended March 31, 1997, compared to the corresponding period in 1996. The increase is attributable primarily to increases in revenues resulting from new contract signings and contract renewals, and continued growth in midrange platforms.

     Computer Services and Other:

     CS revenues for the three month period ended March 31, 1997 increased $1.0 million, or 7%, compared to the corresponding period in 1996. The increase is due to increased volume in the Company's remote-access computer processing business, and an increase in revenues in the Company's HIS businesses.

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the three month period ended March 31, 1997 increased $14.7 million, or 22%, compared to the corresponding period in 1996. The increase is due primarily to acquired businesses, partially offset by cost reductions in certain ISS businesses.

     Sales, marketing and administration expenses for the three month period ended March 31, 1997 increased $5.4 million, or 17%, compared to the corresponding period in 1996. The increases are due primarily to acquired businesses and an expansion in the sales force, particularly in the DRS Group, partially offset by cost reductions in certain ISS and HIS businesses.

     Product development expenses for the three month period ended March 31, 1997 increased $3.6 million, or 28%, compared to the corresponding period in 1996. The increase is due primarily to acquired businesses and an increase in development spending in connection with various ISS products. Development costs capitalized were $1.2 million and $0.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase in development costs capitalized is a function of the timing of development activities.

     Depreciation of property and equipment for the three month period ended March 31, 1997 increased $2.8 million, or 32%, compared to the corresponding period in 1996. The increase is due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of intangible assets for the three month period ended March 31, 1997 increased $3.7 million, or 55%, due to acquired businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

COSTS AND EXPENSES, CONTINUED:

     Interest income for the three month period ended March 31, 1997 decreased $1.3 million, or 68%, and interest expense increased $0.2 million, or 66%, compared to the corresponding period in 1996 due to lower cash and short-term investment balances and an increase in short-term debt.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1997, cash and equivalents increased $3.9 million to $50.0 million from $46.1 million at December 31, 1996. The increase in cash and equivalents is partially offset by a $3.1 million increase in short-term debt. At March 31, 1997, borrowings under the Company's credit agreement totaled $20.0 million.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements, contingent payments in connection with previously acquired businesses, and ordinary capital spending needs for at least the next twelve months. Furthermore, the Company has a $150.0 million credit agreement ($130.0 million available at March 31, 1997), and believes it has the capacity to secure additional credit or issue equity to finance additional capital needs.

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



                                    SunGard Data Systems Inc.



Date:  May 14, 1997           By:         /s/ Michael J. Ruane
                                 ---------------------------------------------
                                              Michael J. Ruane
                              Vice President-Finance and Chief Financial Officer
                                         (Principal Financial Officer)

                         LIST OF EXHIBITS

NUMBER                                               EXHIBIT
------                                               -------

27.1                                          Financial Data Schedule.