Form 10-Q
period 1997-06-30
SUNGARD DATA SYSTEMS INC
filed 1997-08-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or
                                                              -------------

  [_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to

          ___________

          Commission file number 0-14232


                         SunGard(R) Data Systems Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                        51-0267091
--------------------------------               ---------------------------------
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

There were 43,182,788 shares of the registrant's common stock, par value $.01 per share, outstanding at June 30, 1997.

                           SunGard Data Systems Inc.



                                     Index

                                                                    Page
                                                                    ----

Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 1997
         (unaudited) and December 31, 1996........................    1

         Consolidated Statements of Income for the six and three
         months ended June 30, 1997 and 1996 (unaudited)..........    2

         Supplemental Income Statement Information for the six and
         three months ended June 30, 1997 and 1996 (unaudited)....    2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996 (unaudited).................    3

         Notes to Consolidated Financial Statements (unaudited)...    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.......................    6


Part II. Other Information

Item 1.  Legal Proceedings........................................   10

Item 2.  Changes in Securities....................................   10

Item 3.  Defaults upon Senior Securities..........................   10

Item 4.  Submission of Matters to a Vote of Security Holders......   10

Item 5.  Other Information........................................   10

Item 6.  Exhibits and Reports on Form 8-K.........................   10


Signatures........................................................   11

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            SunGard Data Systems Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                                           June 30,
                                                                                             1997       December 31,
                                                                                         (Unaudited)        1996
                                                                                         -----------    ------------
Assets
Current:
   Cash and equivalents.................................................................$     31,184   $     46,072
   Trade receivables, less allowance for doubtful accounts of $13,633 and $10,391.......     142,506        130,404
   Earned but unbilled receivables......................................................      30,943         27,842
   Prepaid expenses and other current assets............................................      20,140         18,507
   Deferred income taxes................................................................      15,680         13,632
                                                                                         -----------    -----------
       Total current assets.............................................................     240,453        236,457
Property and equipment, less accumulated depreciation of $181,137 and $158,214..........     116,545        109,523
Software products, less accumulated amortization of $78,016 and $68,780.................      80,702         71,917
Goodwill, less accumulated amortization of $28,117 and $23,444..........................     159,970        156,796
Other intangible assets, less accumulated amortization of $42,764 and $34,590...........     117,979        104,625
                                                                                         -----------    -----------
                                                                                        $    715,649   $    679,318
                                                                                         ===========    ===========

Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt.....................................$     43,228   $     34,932
   Accounts payable.....................................................................       8,860         13,531
   Accrued compensation and benefits....................................................      35,404         41,581
   Other accrued expenses...............................................................      27,877         24,004
   Accrued income taxes.................................................................       2,439          5,873
   Deferred revenues....................................................................      92,130         90,345
                                                                                         -----------    -----------
       Total current liabilities........................................................     209,938        210,266
                                                                                         -----------    -----------
Long-term debt..........................................................................       4,950          4,414
                                                                                         -----------    -----------
Commitments............................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized...................           -              -
   Common stock, par value $.01 per share; 120,000 shares authorized;
      43,183 and 42,300 shares issued...................................................         432            423
   Capital in excess of par value.......................................................     179,014        175,937
   Notes receivable for common stock....................................................        (234)          (559)
   Restricted stock plans...............................................................      (1,381)        (1,535)
   Retained earnings....................................................................     327,357        292,113
   Foreign currency translation adjustment..............................................      (4,425)          (266)
                                                                                         -----------    -----------
                                                                                             500,763        466,113
   Treasury stock, at cost, 1 and 43 shares.............................................          (2)        (1,475)
                                                                                         -----------    -----------
     Total stockholders' equity.........................................................     500,761        464,638
                                                                                         -----------    -----------
                                                                                        $    715,649   $    679,318
                                                                                         ===========    ===========


                             See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                             Six Months Ended     Three Months Ended
                                                                                 June 30,              June 30,
                                                                            -----------------     -----------------
                                                                              1997      1996        1997      1996
                                                                            -------   -------     -------   -------
Revenues..................................................................$ 395,072 $ 305,366   $ 207,651 $ 155,568
                                                                            -------   -------     -------   -------

Costs and expenses:
  Cost of sales and direct operating......................................  172,054   136,761      90,088    69,525
  Sales, marketing and administration.....................................   76,385    61,410      40,115    30,507
  Product development.....................................................   36,294    26,857      19,481    13,678
  Depreciation of property and equipment..................................   23,024    17,636      11,658     9,041
  Amortization of intangible assets.......................................   22,540    13,857      11,987     7,045
  Purchased in-process research and development ..........................    9,618         -       9,618         -
                                                                            -------   -------     -------   -------
                                                                            339,915   256,521     182,947   129,796
                                                                            -------   -------     -------   -------
Income from operations....................................................   55,157    48,845      24,704    25,772
  Interest income.........................................................      977     3,680         384     1,809
  Interest expense........................................................   (1,321)     (675)       (736)     (323)
                                                                            -------   -------     -------   -------
Income before income taxes................................................   54,813    51,850      24,352    27,258
  Income taxes............................................................   22,604    20,999      10,267    11,039
                                                                            -------   -------     -------   -------
Net income................................................................$  32,209 $  30,851   $  14,085 $  16,219
                                                                            =======   =======     =======   =======
Fully diluted net income per common share.................................$    0.73 $    0.72   $    0.32 $    0.38
                                                                            =======   =======     =======   =======
Shares used to compute fully diluted net income per common share..........   44,144    42,981      44,284    43,091
                                                                            =======   =======     =======   =======

===================================================================================================================


                                           SunGard Data Systems Inc.
                                   Supplemental Income Statement Information
                                                (In thousands)
                                                  (Unaudited)

                                                                             Six Months Ended     Three Months Ended
                                                                                 June 30,              June 30,
                                                                            -----------------     -----------------
                                                                              1997      1996        1997      1996
                                                                            -------   -------     -------   -------
Revenues:
  Investment support systems..............................................$ 255,679 $ 184,926   $ 135,653 $  92,192
  Disaster recovery services..............................................  108,730    90,508      55,904    47,039
  Computer services and other.............................................   30,663    29,932      16,094    16,337
                                                                            -------   -------     -------   -------
                                                                          $ 395,072 $ 305,366   $ 207,651 $ 155,568
                                                                            =======   =======     =======   =======
Income from operations:
  Investment support systems..............................................$  44,182 $  30,718   $  23,242 $  15,159
  Disaster recovery services..............................................   20,802    19,011      11,067    10,265
  Computer services and other.............................................    4,297     3,104       2,472     2,446
  Corporate administration................................................   (4,506)   (3,988)     (2,459)   (2,098)
  Purchased in-process research and development...........................   (9,618)        -      (9,618)        -
                                                                            -------   -------     -------   -------
                                                                          $  55,157 $  48,845   $  24,704 $  25,772
                                                                            =======   =======     =======   =======
Operating margin:
  Investment support systems..............................................    17.3%     16.6%       17.1%     16.4%
                                                                            =======   =======     =======   =======
  Disaster recovery services..............................................    19.1%     21.0%       19.8%     21.8%
                                                                            =======   =======     =======   =======
  Computer services and other.............................................    14.0%     10.4%       15.4%     15.0%
                                                                            =======   =======     =======   =======
  Total...................................................................    14.0%     16.0%       11.9%     16.6%
                                                                            =======   =======     =======   =======
  Total, excluding purchased in-process research and development..........    16.4%     16.0%       16.5%     16.6%
                                                                            =======   =======     =======   =======

                            See accompanying notes

                            SunGard Data Systems Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                            ----------------------------
                                                                                               1997              1996
                                                                                            ----------        ----------
Cash flow from operations:
  Net income............................................................................   $    32,209       $    30,851
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization......................................................        45,564            31,493
     Purchased in-process research and development......................................         9,618                 -
     Other noncash charges..............................................................         2,372             1,256
     Deferred income tax benefit........................................................        (6,439)           (4,635)
                                                                                            ----------        ----------
                                                                                                83,324            58,965
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets.......................................        (9,506)            5,759
     Accounts payable and accrued expenses..............................................       (17,304)           (7,710)
     Deferred revenues..................................................................        (2,427)           (3,682)
                                                                                            ----------        ----------
       Cash flow from operations........................................................        54,087            53,332
                                                                                            ----------        ----------

Financing activities:
  Cash received under employee stock plans..............................................         4,687             5,697
  Cash paid for treasury stock..........................................................           (52)           (4,423)
  Cash received under revolving line of credit..........................................       124,000                 -
  Repayments of debt....................................................................      (117,723)           (3,994)
                                                                                            ----------        ----------
       Total financing activities.......................................................        10,912            (2,720)
                                                                                            ----------        ----------

Long-term investment activities:
  Cash paid for acquired businesses, net of cash acquired...............................       (49,641)          (28,129)
  Cash paid for property and equipment..................................................       (25,009)          (16,717)
  Cash paid for software and other long-term assets.....................................        (5,237)           (2,800)
                                                                                            ----------        ----------
       Total long-term investment activities............................................       (79,887)          (47,646)
                                                                                            ----------        ----------

Increase (decrease) in cash and equivalents before short-term investment activities.....       (14,888)            2,966

Short-term investment activities:
  Purchase of short-term investments....................................................             -            (2,660)
  Maturities of short-term investments..................................................             -            27,403
                                                                                            ----------        ----------
Increase (decrease) in cash and equivalents.............................................       (14,888)           27,709
Beginning cash and equivalents..........................................................        46,072            79,091
                                                                                            ----------        ----------
Ending cash and equivalents.............................................................   $    31,184       $   106,800
                                                                                             =========        ==========
Supplemental  information:

  Acquired businesses:
     Property and equipment.............................................................        13,792             2,676
     Software products..................................................................        15,775               765
     Purchased in-process research and development......................................         9,618                 -
     Deferred income taxes..............................................................         1,761                 -
     Goodwill and other intangible assets...............................................        10,433            26,496
     Purchase price obligations and debt assumed........................................        (2,679)                -
     Net current assets acquired (liabilities assumed)..................................         3,709            (1,808)
     Common stock issued................................................................        (2,768)                -
                                                                                             ---------        ----------
Cash paid for acquired businesses, net of cash acquired.................................   $    49,641       $    28,129
                                                                                             =========        ==========


                            See accompanying notes

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)



1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   Acquisitions:

     During the first six months of 1997, the Company completed four business acquisitions accounted for as purchase transactions. Two acquisitions were in the Company's investment support systems business, and two were in its disaster recovery services business. Total cash paid in connection with these acquisitions was $48,689,000, subject to certain adjustments.

     In connection with the acquisition of the Global Plus product line and certain other assets of Premier Solutions Ltd., the Company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as the basis of allocation of the purchase price to the various classes of assets acquired. While the allocation of the purchase price is still preliminary, the Company has recorded a charge against second quarter earnings for that portion of the purchase price related to purchased in-process research and development. This charge represents, as of the date of acquisition, the value of software products still in development, but not considered to have reached technological feasibility or to have any alternate future use. Global Plus is a real-time, multi-currency trust and custody accounting system.

     Additionally, in January 1997, the Company issued 764,655 shares of common stock in connection with the acquisition of GMI Software, Inc. (GMI), a global provider of application software supporting exchange-traded futures and options. The acquisition of GMI was accounted for as a pooling-of-interests. The accompanying consolidated financial statements include the results of GMI from January 1, 1997. Prior year consolidated financial statements have not been restated because the effect of such restatement is not material.

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

     SFAS 128 requires a dual presentation of basic and diluted earnings per share. The new standard is required to be adopted in the fourth quarter of 1997. While early adoption is not permitted, SFAS 128 requires restatement of all prior period earnings per share data at the time of adoption. The Company's new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard for the six and three months ended June 30, 1997 and 1996.

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

Income from Operations:

     During the second quarter 1997, the Company recorded pre-tax charges to operations of approximately $9.6 million ($0.13 per fully diluted share) for purchased in-process research and development associated with the acquisition of Global Plus, a real-time, multi-currency trust and custody accounting system. The following discussion of income from operations excludes these charges.

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

     The ISS operating margin was 17.3% and 17.1% for the six and three month periods ended June 30, 1997, respectively, as compared with 16.6% and 16.4% for the comparable periods in 1996. The increase in the operating margin is due primarily to cost reductions in certain ISS businesses (despite an increase in overall product development expense), as well as an increase in software license revenues.

     The Company expects that the full-year 1997 ISS operating margin will be slightly higher than the full-year 1996 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses, and the level of product development spending.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Income from Operations, continued:

     Disaster Recovery Services (DRS):

     The DRS operating margin was 19.1% and 19.8% for the six and three month periods ended June 30, 1997, respectively, as compared with 21.0% and 21.8% for the comparable periods in 1996. The decrease in the operating margin is due primarily to the expansion of the DRS sales force and costs associated with additional operating facilities and equipment.

     The Company expects that the full-year 1997 DRS operating margin will approximate the full-year 1996 DRS operating margin. The most important factors affecting the DRS operating margin continue to be the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures, and the performance of recently acquired businesses.

     Computer Services and Other (CS):

     The CS operating margin was 14.0% and 15.4% for the six and three month periods ended June 30, 1997, respectively, as compared with 10.4% and 15.0% for the comparable periods in 1996. The increase in the operating margin is due primarily to an increase in monthly computer services revenues and cost reductions in the Company's healthcare information systems (HIS) businesses.

     The Company expects that the full-year 1997 CS operating margin will be higher than the full-year 1996 CS operating margin. The most important factors affecting the CS operating margin are the timing and magnitude of software license revenues related to the HIS businesses, and revenue variability in both remote-access computer processing and automated mailing services.

Revenues:

     Total revenues for the six and three month periods ended June 30, 1997 increased $89.7 million, or 29%, and $52.1 million, or 33%, respectively, compared to the corresponding periods in 1996. Excluding acquired businesses, revenues increased approximately 11% and 14% during the six and three month periods ended June 30, 1997, respectively, compared to the corresponding periods in 1996. Recurring revenues derived from remote processing, disaster recovery and software maintenance services approximated $303.7 million and $243.0 million during the six month periods ended June 30, 1997 and 1996, respectively, representing approximately 77% and 80% of consolidated revenues.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Revenues, continued:

     Investment Support Systems:

     ISS revenues for the six and three month periods ended June 30, 1997 increased $70.8 million, or 38%, and $43.4 million, or 47%, respectively, compared to the corresponding periods in 1996. The increase in revenues during these periods is attributable to increases in data processing and software maintenance revenues of $41.1 million and $18.9 million, respectively, and increases in software license and professional services revenues of $29.7 million and $24.5 million, respectively. Excluding acquired businesses, revenues increased approximately 10% and 15% during the six and three month periods ended June 30, 1997, compared to the corresponding periods in 1996.

     Disaster Recovery Services:

     DRS revenues for the six and three month periods ended June 30, 1997 increased $18.2 million, or 20%, and $8.9 million, or 19%, respectively, compared to the corresponding periods in 1996. Excluding acquired businesses, revenues increased approximately 16% during the six and three months ended June 30, 1997 as compared with the corresponding periods in 1996. The increase is attributable primarily to increases in revenues resulting from new contract signings and contract renewals, and continued growth in midrange platforms.

     Computer Services and Other:

     CS revenues for the six month period ended June 30, 1997 increased $0.7 million, or 2%, compared to the corresponding period in 1996. For the three month period ended June 30, 1997, CS revenues decreased $0.2 million, or 1%, compared to the comparable period in 1996. The slight increase in the six month period and decrease in the three month period is due to increased volume in the Company's remote-access computer processing business, offset by a decline in revenues in the Company's HIS businesses, due primarily to the timing and magnitude of software license revenues.

Costs and Expenses:

     Cost of sales and direct operating expenses for the six and three month periods ended June 30, 1997 increased $35.3 million, or 26%, and $20.6 million, or 30%, respectively, compared to the corresponding periods in 1996. The increase is due primarily to acquired businesses, partially offset by cost reductions in certain ISS and HIS businesses.

     Sales, marketing and administration expenses for the six and three month periods ended June 30, 1997 increased $15.0 million, or 24%, and $9.6 million, or 31%, respectively, compared to the corresponding periods in 1996. The increases are due primarily to acquired businesses and an expansion in the sales force, particularly in the DRS Group, partially offset by cost reductions in certain ISS and HIS businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Costs and Expenses, continued:

     Product development expenses for the six and three month periods ended June 30, 1997 increased $9.4 million, or 35%, and $5.8 million, or 42%, respectively, compared to the corresponding periods in 1996. The increases are due primarily to acquired businesses and an increase in development spending in connection with various ISS and HIS products. Development costs capitalized were $1.7 million and $1.6 million for the six months ended June 30, 1997 and 1996, respectively.

     Depreciation of property and equipment for the six and three month periods ended June 30, 1997 increased $5.4 million, or 31%, and $2.6 million, or 29%, respectively, compared to the corresponding periods in 1996. The increases are due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of intangible assets for the six and three month periods ended June 30, 1997 increased $8.7 million, or 63%, and $4.9 million, or 70%, respectively, compared to the corresponding periods in 1996. The increases are due to acquired businesses.

     Interest income for the six and three month periods ended June 30, 1997 decreased $2.7 million, or 73%, and $1.4 million, or 79%, respectively, compared to the corresponding periods in 1996. Interest expense increased $0.6 million and $0.4 million during the six and three month periods ended June 30, 1997, respectively, compared to the corresponding periods in 1996. These changes are due to lower cash and short-term investment balances and an increase in short-term debt.

Liquidity and Capital Resources:

     At June 30, 1997, cash and equivalents decreased $14.9 million to $31.2 million from $46.1 million at December 31, 1996. The decrease in cash and equivalents is net of an $8.3 million increase in short-term debt. At June 30, 1997, borrowings under the Company's credit agreement totaled $26.0 million.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements, contingent payments in connection with previously acquired businesses, and ordinary capital spending needs for at least the next twelve months. Furthermore, the Company has a $150.0 million credit agreement ($124.0 million available at June 30, 1997), and believes it has the capacity to secure additional credit or issue equity to finance additional capital needs.

Part II.  Other Information

          Item 1.  Legal Proceedings:  None

          Item 2.  Changes in Securities:  None

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders:

                   (a) The 1997 Annual Meeting of Stockholders of the registrant was held on May 9, 1997.

                   (b) At the 1997 Annual Meeting, the following were elected as directors:

                                                            For         Withheld
                                                            ---         --------
                        Gregory S. Bentley               33,719,976       58,431
                        Michael C. Brooks                33,736,060       42,347
                        Albert A. Eisenstat              33,735,056       43,351
                        Bernard Goldstein                33,319,154      459,253
                        James L. Mann                    33,719,976       58,431
                        Michael Roth                     33,319,370      459,037
                        Malcolm I. Ruddock               33,736,276       42,131
                        Lawrence J. Schoenberg           33,735,656       42,751

                   (c) At the 1997 Annual Meeting, an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock by 60,000,000 was approved by the following vote:

                        Votes in favor                       30,456,702
                        Votes against                         3,271,185
                        Votes abstaining                         50,520
                        Broker non-votes                              0

          Item 5. Other Information: Effective June 4, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol SDS. Before then, the Company's stock had traded on The Nasdaq Stock Market under the symbol SNDT. In addition, effective September 1, 1997, the Company's common stock will no longer be traded on the London Stock Exchange.

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



                                    SunGard Data Systems Inc.



Date:  August 14, 1997              By:        /s/ Michael J. Ruane
                                       -----------------------------------------
                                                Michael J. Ruane
                                       Vice President-Finance and Chief
                                               Financial Officer
                                        (Principal Financial Officer)

                               LIST OF EXHIBITS

NUMBER                             EXHIBIT
------                             -------

27.1                        Financial Data Schedule.