Form 10-Q
period 1997-09-30
SUNGARD DATA SYSTEMS INC
filed 1997-11-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997
                                                              ------------------
          or


  [_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to

          ___________

          Commission file number 1-12989


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

There were 86,767,199 shares of the registrant's common stock, par value $.01 per share, outstanding at September 30, 1997.

                            SunGard Data Systems Inc.



                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 1997
         (unaudited) and December 31, 1996................................    1

         Consolidated Statements of Income for the nine and three months
         ended September 30, 1997 and 1996 (unaudited)....................    2

         Supplemental Income Statement Information for the nine and three
         months ended September 30, 1997 and 1996 (unaudited).............    2

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996 (unaudited)....................    3

         Notes to Consolidated Financial Statements (unaudited)...........    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   11

Item 2.  Changes in Securities............................................   11

Item 3.  Defaults upon Senior Securities..................................   11

Item 4.  Submission of Matters to a Vote of Security Holders..............   11

Item 5.  Other Information................................................   11

Item 6.  Exhibits and Reports on Form 8-K.................................   11


SIGNATURES................................................................   12

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            SunGard Data Systems Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                                                September 30,
                                                                                                    1997           December 31,
                                                                                                 (Unaudited)          1996
                                                                                                 -----------       ------------
Assets
Current:
   Cash and equivalents.........................................................................$     32,841      $     46,072
   Trade receivables, less allowance for doubtful accounts of $17,266 and $10,391...............     153,748           130,404
   Earned but unbilled receivables..............................................................      36,524            27,842
   Prepaid expenses and other current assets....................................................      20,415            18,507
   Deferred income taxes........................................................................      20,628            13,632
                                                                                                 -----------       -----------
       Total current assets.....................................................................     264,156           236,457
Property and equipment, less accumulated depreciation of $192,027 and $158,214 .................     116,673           109,523
Software products, less accumulated amortization of $82,486 and $68,780 ........................      79,393            71,917
Goodwill, less accumulated amortization of $29,804 and $23,444 .................................     159,470           156,796
Other intangible assets, less accumulated amortization of $46,793 and $34,590 ..................     117,649           104,625
                                                                                                 -----------       -----------
                                                                                                $    737,341      $    679,318
                                                                                                 ===========       ===========

Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt.............................................$     20,847      $     34,932
   Accounts payable.............................................................................      12,383            13,531
   Accrued compensation and benefits............................................................      39,428            41,581
   Other accrued expenses.......................................................................      26,969            24,004
   Accrued income taxes.........................................................................       7,938             5,873
   Deferred revenues............................................................................     100,916            90,345
                                                                                                 -----------       -----------
       Total current liabilities................................................................     208,481           210,266
                                                                                                 -----------       -----------
Long-term debt..................................................................................       3,037             4,414
                                                                                                 -----------       -----------

Commitments....................................................................................
Stockholders' equity:
   Preferred stock, par value $ 01 per share; 5,000 shares authorized...........................           -                 -
   Common stock, par value $ 01 per share; 120,000 shares authorized;
      86,789 and 42,300 shares issued...........................................................         868               423
   Capital in excess of par value...............................................................     181,880           175,937
   Notes receivable for common stock............................................................         (96)             (559)
   Restricted stock plans.......................................................................      (1,281)           (1,535)
   Retained earnings............................................................................     349,923           292,113
   Foreign currency translation adjustment......................................................      (5,381)             (266)
                                                                                                 -----------       -----------
                                                                                                     525,913           466,113
   Treasury stock, at cost, 22 and 43 shares....................................................         (90)           (1,475)
                                                                                                 -----------       -----------
     Total stockholders' equity.................................................................     525,823           464,638
                                                                                                 -----------       -----------
                                                                                                $    737,341      $    679,318
                                                                                                 ===========       ===========

                             See accompanying notes

                            SunGard Data Systems Inc.
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                Nine Months Ended          Three Months Ended
                                                                                  September 30,                September 30,
                                                                             ----------------------        -----------------
                                                                               1997           1996           1997      1996
                                                                             -------        -------        -------   -------
Revenues...................................................................$ 609,557      $ 477,012      $ 214,485 $ 171,646
                                                                             -------        -------        -------   -------

Costs and expenses:
  Cost of sales and direct operating.......................................  264,304        211,881         92,250    75,120
  Sales, marketing and administration......................................  118,828         94,672         42,443    33,262
  Product development......................................................   52,985         41,584         16,691    14,727
  Depreciation of property and equipment...................................   35,538         26,813         12,514     9,177
  Amortization of intangible assets........................................   33,666         23,781         11,126     9,924
  Purchased in-process research and development and other costs............    9,956         44,032            338    44,032
                                                                             -------        -------        -------   -------
                                                                             515,277        442,763        175,362   186,242
                                                                             -------        -------        -------   -------
Income from operations.....................................................   94,280         34,249         39,123   (14,596)
  Interest income..........................................................    1,374          4,198            397       518
  Interest expense.........................................................   (2,015)          (675)          (694)       -
                                                                             -------        -------        -------   -------
Income before income taxes.................................................   93,639         37,772         38,826   (14,078)
  Income taxes.............................................................   38,661         17,386         16,057    (3,613)
                                                                             -------        -------        -------   -------
Net income.................................................................$  54,978      $  20,386      $  22,769 $ (10,465)
                                                                             =======        =======        =======   =======

Fully diluted net income (loss) per common share...........................$    0.62      $    0.24      $    0.26 $   (0.12)
                                                                             =======        =======        =======   =======

Shares used to compute fully diluted net income per common share...........   88,620         86,276         88,900    86,460
                                                                             =======        =======        =======   =======

============================================================================================================================


                                                     SunGard Data Systems Inc.
                                             Supplemental Income Statement Information
                                                          (In thousands)
                                                            (Unaudited)

                                                                                Nine Months Ended          Three Months Ended
                                                                                  September 30,                September 30,
                                                                             ----------------------        -----------------
                                                                               1997           1996           1997      1996
                                                                             -------        -------        -------   -------
Revenues:
  Investment support systems...............................................$ 393,155      $ 288,904      $ 137,476 $ 103,978
  Disaster recovery services...............................................  167,064        141,273         58,334    50,765
  Computer services and other..............................................   49,338         46,835         18,675    16,903
                                                                             -------        -------        -------   -------
                                                                           $ 609,557      $ 477,012      $ 214,485 $ 171,646
                                                                             =======        =======        =======   =======

Income from operations:
  Investment support systems...............................................$  68,719      $  47,219      $  24,537 $  16,501
  Disaster recovery services...............................................   34,307         31,218         13,505    12,207
  Computer services and other..............................................    7,837          5,551          3,540     2,447
  Corporate administration.................................................   (6,627)        (5,707)        (2,121)   (1,719)
  Purchased in-process research and development............................   (9,956)       (44,032)          (338)  (44,032)
                                                                             -------        -------        -------   -------
                                                                           $  94,280      $  34,249      $  39,123 $ (14,596)
                                                                             =======        =======        =======   =======
Operating margin:
  Investment support systems...............................................    17.5%          16.3%          17.8%     15.9%
                                                                             =======        =======        =======   =======
  Disaster recovery services...............................................    20.5%          22.1%          23.2%     24.0%
                                                                             =======        =======        =======   =======
  Computer services and other..............................................    15.9%          11.9%          19.0%     14.5%
                                                                             =======        =======        =======   =======
  Total....................................................................    15.5%           7.2%          18.2%     -8.5%
                                                                             =======        =======        =======   =======
  Total, excluding one-time charges........................................    17.1%          16.4%          18.4%     17.1%
                                                                             =======        =======        =======   =======

                            See accompanying notes

                            SunGard Data Systems Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                           ------------------------------
                                                                                              1997                1996
                                                                                           ----------          ----------
Cash flow from operations:
  Net income...........................................................................  $     54,978        $     20,386
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization.....................................................        69,204              50,594
     Purchased in-process research and development and other costs.....................         9,300              44,032
     Other noncash charges.............................................................         3,485               1,933
     Deferred income tax benefit.......................................................       (11,991)            (19,547)
                                                                                          -----------         -----------
                                                                                              124,976              97,398
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets......................................       (24,019)             (2,079)
     Accounts payable and accrued expenses.............................................        (4,891)            (11,429)
     Deferred revenues.................................................................         3,615               1,014
                                                                                          -----------         -----------
       Cash flow from operations.......................................................        99,681              84,904
                                                                                          -----------         -----------

Financing activities:
  Cash received under employee stock plans.............................................         8,138              10,335
  Cash paid for treasury stock.........................................................          (140)             (4,221)
  Cash received under revolving line of credit and other borrowings....................       168,098                   -
  Repayments of debt...................................................................      (186,588)             (5,644)
                                                                                          -----------         -----------
       Total financing activities......................................................       (10,492)                470
                                                                                          -----------         -----------

Long-term investment activities:
  Cash paid for acquired businesses, net of cash acquired..............................       (57,852)           (129,571)
  Cash paid for property and equipment.................................................       (37,810)            (29,615)
  Cash paid for software and other long-term assets....................................        (6,758)             (4,876)
                                                                                          -----------         -----------
       Total long-term investment activities...........................................      (102,420)           (164,062)
                                                                                          -----------         -----------

Decrease in cash and equivalents before short-term investment activities...............       (13,231)            (78,688)

Short-term investment activities:
  Purchase of short-term investments...................................................             -              (2,660)
  Maturities of short-term investments.................................................             -              38,726
                                                                                          -----------         -----------
Decrease in cash and equivalents.......................................................       (13,231)            (42,622)
Beginning cash and equivalents.........................................................        46,072              79,091
                                                                                          -----------         -----------
Ending cash and equivalents............................................................  $     32,841        $     36,469
                                                                                          ===========         ===========
Supplemental information:

  Acquired businesses:
     Property and equipment............................................................         5,643               7,440
     Software products.................................................................        16,507              35,233
     Purchased in-process research and development.....................................         9,300              37,400
     Deferred income taxes.............................................................         1,761               5,722
     Goodwill and other intangible assets..............................................        30,474              59,808
     Purchase price obligations and debt assumed.......................................        (3,135)             (2,840)
     Net current liabilities assumed...................................................          (103)            (13,192)
     Common stock issued...............................................................        (2,595)                  -
                                                                                          -----------         -----------
Cash paid for acquired businesses, net of cash acquired................................  $     57,852        $    129,571
                                                                                          ===========         ===========

                             See accompanying notes

                                        3
W

                           SunGard Data Systems Inc.
            Notes To Consolidated Financial Statements (Unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   Acquisitions:

     During the first nine months of 1997, the Company completed five business acquisitions accounted for as purchase transactions. Three acquisitions were in the Company's investment support systems business, and two were in its disaster recovery services business. Total cash paid in connection with these acquisitions was $57,125,000, subject to certain adjustments.

     In connection with the acquisition of the Global Plus product line and certain other assets of Premier Solutions Ltd., the Company engaged a nationally recognized, independent appraisal firm to express an opinion on the fair market value of the assets acquired to serve as the basis of allocation of the purchase price to the various classes of assets acquired. During 1997, the Company recorded a charge of $9,300,000, representing that portion of the purchase price related to purchased in-process research and development. This charge represents, as of the date of acquisition, the value of software products still in development, but not considered to have reached technological feasibility or to have any alternate future use. Global Plus is a real-time, multi-currency trust and custody accounting system.

     During the first nine months of 1997, the Company completed two acquisitions accounted for as poolings-of-interests. In January 1997, the Company issued 764,655 shares of common stock in connection with the acquisition of GMI Software, Inc. (GMI), a global provider of application software supporting exchange-traded futures and options. In July 1997, the Company issued 121,788 shares of common stock in connection with the acquisition of Med Data Systems, Inc. (Med Data), a domestic supplier of software used by hospitals and medical centers to manage patient medical records. The accompanying consolidated financial statements include the results of GMI from January 1, 1997, and Med Data from July 1, 1997. Prior period consolidated financial statements have not been restated because the effect of such restatement is not material.

                            SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

     Except for the charge related to purchased in-process research and development described above, these acquisitions are not expected to have a material effect on the Company's financial condition or results of operations.

3.   Subsequent Event:

     On October 17, 1997, the Company signed a definitive agreement to merge with Infinity Financial Technology, Inc. (Infinity) in a stock-for-stock transaction in which each share of Infinity common stock will be exchanged for 0.68 of a share of the Company's common stock. Based upon the Company's closing price of $24 1/16 on October 16, 1997, the shares to be issued by the Company in the transaction, representing approximately fifteen percent of its outstanding shares, will have a value of approximately $313 million. The merger, which is subject to certain conditions including regulatory approval and approval of the stockholders of Infinity, is expected to close by the end of 1997 or early in 1998.

     Infinity develops, markets and supports enterprise software solutions for financial trading and risk management. Infinity, which was founded in 1989, targets global organizations that manage complex financial assets.

     The Company expects that the merger will be accounted for as a pooling-of-interests. The following unaudited pro forma combined condensed financial data is provided for illustrative purposes only and assumes that the merger with Infinity had occurred as of the beginning of each of the periods presented. The following pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the companies had always been combined, or the results which may be obtained in the future.

                             ========================================================================
                                     Revenues             Operating Income         Net income per
                                                                                    common share
                             ------------------------------------------------------------------------
                               Actual     Pro Forma     Actual    Pro Forma     Actual    Pro Forma
-----------------------------------------------------------------------------------------------------
Nine months ended Sept.       609,557      655,766      94,280     101,614       0.62        0.59
30, 1997
-----------------------------------------------------------------------------------------------------
Nine months ended Sept.       477,012      505,576      34,249      40,323       0.24        0.24
30, 1996
-----------------------------------------------------------------------------------------------------
Year ended Dec. 31, 1996      670,309      711,857      59,786      68,285       0.41        0.41
-----------------------------------------------------------------------------------------------------
Year ended Dec. 31, 1995      532,628      557,366      80,076      85,752       0.61        0.55
-----------------------------------------------------------------------------------------------------
Year ended Dec. 31, 1994      437,190      449,785      70,326      72,450       0.56        0.50
=====================================================================================================

                            SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


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

     SFAS 128 requires a dual presentation of basic and diluted earnings per share. The new standard is required to be adopted in the fourth quarter of 1997. While early adoption is not permitted, SFAS 128 requires restatement of all prior period earnings per share data at the time of adoption. The Company's new earnings per share amounts are not expected to be materially different from those computed under the present accounting standard for the nine and three months ended September 30, 1997 and 1996.

5. On August 15, 1997, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock. The stock split was effective for stockholders of record on September 2, 1997, and shares were issued on September 22, 1997. The number of shares used for purposes of calculating net income per common share and all per share data have been adjusted for all periods presented to reflect this stock split.

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

     On October 17, 1997, the Company signed a definitive agreement to merge with Infinity Financial Technology, Inc. (Infinity) (See Note 3 of Notes to Consolidated Financial Statements). The merger, which is subject to certain conditions including regulatory approval and approval of the stockholders of Infinity, is expected to close by the end of 1997 or early in 1998. Infinity derives a significantly larger portion of its revenues from software license fees than does the Company. Since there are inherent difficulties in predicting the timing and magnitude of software sales, the potential for fluctuations in quarterly revenues and income will be higher for the combined operations after the merger than for the Company alone before the merger.

Income from Operations:

     During the nine months ended September 30, 1997, the Company recorded pre-tax charges to operations of approximately $10.0 million ($0.07 per fully diluted share). These charges are comprised of $9.3 million for purchased in-process research and development associated with the acquisition of Global Plus, a real-time, multi-currency trust and custody accounting system, and merger costs incurred in connection with two small acquisitions accounted for as poolings-of-interests. During the nine months ended September 30, 1996, the Company recorded pre-tax charges to operations of approximately $44.0 million ($0.33 per fully diluted share). These charges are comprised of $37.4 million for purchased in-process research and development associated with the acquisition of NCS Financial Systems, Inc., and a charge associated with the impairment of the remaining intangible assets related to a business acquired more than ten years ago. The following discussion of income from operations excludes these charges.

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

     The ISS operating margin was 17.5% and 17.8% for the nine and three month periods ended September 30, 1997, respectively, as compared with 16.3% and 15.9% for the comparable periods

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Income from Operations, continued:

in 1996. The increase in the operating margin is due primarily to an increase in software license revenues and cost reductions in three ISS businesses, partially offset by an increase in overall ISS product development expense.

     The Company expects that the full-year 1997 ISS operating margin will be slightly higher than the full-year 1996 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses, and the level of product development spending.

     Disaster Recovery Services (DRS):

     The DRS operating margin was 20.5% and 23.2% for the nine and three month periods ended September 30, 1997, respectively, as compared with 22.1% and 24.0% for the comparable periods in 1996. The decrease in the operating margin is due primarily to the expansion of the DRS sales force and costs associated with additional operating facilities and equipment.

     The Company expects that the full-year 1997 DRS operating margin will approximate the full-year 1996 DRS operating margin. The most important factors affecting the DRS operating margin continue to be the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures, and the performance of recently acquired businesses.

     Computer Services and Other (CS):

     The CS operating margin was 15.9% and 19.0% for the nine and three month periods ended September 30, 1997, respectively, as compared with 11.9% and 14.5% for the comparable periods in 1996. The increase in the operating margin is due primarily to an increase in remote processing computer services revenues and cost reductions in the Company's healthcare information systems (HIS) businesses.

     The Company expects that the full-year 1997 CS operating margin will be higher than the full-year 1996 CS operating margin. The most important factors affecting the CS operating margin are the timing and magnitude of software license revenues related to the HIS businesses, and revenue variability in both remote-access computer processing and automated mailing services.

Revenues:

     Total revenues for the nine and three month periods ended September 30, 1997 increased $132.5 million, or 28%, and $42.8 million, or 25%, respectively, compared to the corresponding periods in 1996. Excluding acquired businesses, revenues increased approximately 12% and 14%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Revenues, continued:

during the nine and three month periods ended September 30, 1997, respectively, compared to the corresponding periods in 1996. Recurring revenues derived from remote processing, disaster recovery and software maintenance services were approximately $464.6 million and $377.5 million during the nine month periods ended September 30, 1997 and 1996, respectively, representing approximately 76% and 79% of consolidated revenues. The decline in the percentage of recurring revenues to consolidated revenues is due primarily to professional services revenues and software license fees growing at a faster pace than recurring revenues.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have.

     Investment Support Systems:

     ISS revenues for the nine and three month periods ended September 30, 1997 increased $104.2 million, or 36%, and $33.5 million, or 32%, respectively, compared to the corresponding periods in 1996. The increase in revenues during these periods is attributable to increases in data processing, software maintenance and software rental revenues of $58.5 million and $17.5 million, respectively, and increases in software license, professional services and third party fees revenues of $45.7 million and $16.0 million, respectively. Excluding acquired businesses, revenues increased approximately 13% and 16% during the nine and three month periods ended September 30, 1997, compared to the corresponding periods in 1996.

     Disaster Recovery Services:

     DRS revenues for the nine and three month periods ended September 30, 1997 increased $25.8 million, or 18%, and $7.5 million, or 15%, respectively, compared to the corresponding periods in 1996. Excluding acquired businesses, revenues increased approximately 14% and 12% during the nine and three month periods ended September 30, 1997, compared to the corresponding periods in 1996. The increase is attributable primarily to increases in revenues resulting from new contract signings and contract renewals, and continued growth in midrange and open system platforms.

     Computer Services and Other:

     CS revenues for the nine and three month periods ended September 30, 1997 increased $2.5 million, or 5%, and $1.8 million, or 10%, respectively, compared to the corresponding periods in 1996. Excluding acquired businesses, revenues increased approximately 3% and 5% during the nine and three month periods ended September 30, 1997, compared to the corresponding periods in 1996. The small increase in the nine and three month periods is due to increased volume in the Company's

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Revenues, continued:

remote-access computer processing business, partially offset by a decline in revenues in the Company's HIS businesses, due primarily to the timing and magnitude of software license revenues.

Costs and Expenses:

     Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 1997 increased $52.4 million, or 25%, and $17.1 million, or 23%, respectively, compared to the corresponding periods in 1996. The increase is due primarily to acquired businesses, partially offset by cost reductions in certain ISS and HIS businesses.

     Sales, marketing and administration expenses for the nine and three month periods ended September 30, 1997 increased $24.2 million, or 26%, and $9.2 million, or 28%, respectively, compared to the corresponding periods in 1996. The increases are due primarily to acquired businesses and an expansion in the sales force, particularly in the DRS business, partially offset by cost reductions in certain ISS and HIS businesses.

     Product development expenses for the nine and three month periods ended September 30, 1997 increased $11.4 million, or 27%, and $2.0 million, or 13%, respectively, compared to the corresponding periods in 1996. The increases are due primarily to acquired businesses and an increase in development spending in connection with various ISS and HIS products. Development costs capitalized were $2.1 million and $2.6 million for the nine months ended September 30, 1997 and 1996, respectively.

     Depreciation of property and equipment for the nine and three month periods ended September 30, 1997 increased $8.7 million, or 33%, and $3.3 million, or 36%, respectively, compared to the corresponding periods in 1996. The increases are due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of intangible assets for the nine and three month periods ended September 30, 1997 increased $9.9 million, or 42%, and $1.2 million, or 12%, respectively, compared to the corresponding periods in 1996. The increases are due to acquired businesses.

     Interest income for the nine and three month periods ended September 30, 1997 decreased $2.8 million, or 67%, and $0.1 million, or 23%, respectively, compared to the corresponding periods in 1996. Interest expense increased $1.3 million and $0.7 million during the nine and three month periods ended September 30, 1997, respectively, compared to the corresponding periods in 1996. These changes are due to lower average cash and short-term investment balances and an increase in short-term debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Liquidity and Capital Resources:

     At September 30, 1997, cash and equivalents decreased $13.3 million to $32.8 million from $46.1 million at December 31, 1996. The decrease in cash and equivalents is net of a $14.1 million decrease in short-term debt. At September 30, 1997, borrowings under the Company's credit agreement totaled $5.0 million.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements, contingent payments in connection with previously acquired businesses, and ordinary capital spending needs for at least the next twelve months. Furthermore, the Company has a $150.0 million credit agreement ($145.0 million available at September 30, 1997), and believes it has the capacity to secure additional credit or issue equity to finance additional capital needs.

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


                                  Sungard Data Systems Inc.



Date:  November 14, 1997          By:        /s/ Michael J. Ruane
                                     -------------------------------------------
                                              Michael J. Ruane
                                     Vice President-Finance and Chief
                                             Financial Officer
                                      (Principal Financial Officer)

                                List of Exhibits


Number                               Exhibit
------                               -------
27.1                        Financial Data Schedule.
