Form 10-K
period 1997-12-31
SUNGARD DATA SYSTEMS INC
filed 1998-03-31
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1997 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from  to

  COMMISSION FILE NUMBER...................................1-12989

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

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes[X].   No[ ].
                                        ---      ---

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 16, 1998 was $3,433,753,878.(1) There were 102,710,449 shares of the registrant's Common Stock outstanding as of March 16, 1998.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1997, and Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 1998 annual meeting of stockholders, filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [_]


(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and officers, multiplied by the last sale price for the registrant's Common Stock reported on March 16, 1998. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.


                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
                                     PART I
ITEM 1.   BUSINESS............................................    1
            Overview..........................................    1
            Investment Considerations.........................    2
            Investment Support Systems........................    4
            Disaster Recovery Services........................   10
            Computer Services and Other.......................   12
            Product Development...............................   13
            Acquisitions and Offerings........................   14
            Competition.......................................   15
            Marketing.........................................   16
            Employees.........................................   16
            Proprietary Protection............................   17

ITEM 2.   PROPERTIES..........................................   17
ITEM 3.   LEGAL PROCEEDINGS...................................   18
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   18
ITEM 4.1  CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT........   18

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................   20
ITEM 6.    SELECTED FINANCIAL DATA............................   20
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............   20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........   20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............   20

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  21
ITEM 11.    EXECUTIVE COMPENSATION.............................  21
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...................................  21
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  21

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K..............................  22

            SIGNATURES.........................................  23
            LIST OF EXHIBITS...................................  24


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

  SunGard Data Systems Inc. (the "Company") is a computer services and software company that specializes in proprietary investment support systems, comprehensive computer disaster recovery services and proprietary healthcare information systems. The Company believes that it is the only large specialized provider of investment support systems to the financial services industry and the pioneer and a leading provider of comprehensive computer disaster recovery services. The Company's business approach is to focus on market niches in which it has opportunities to develop or acquire leading products.

  The Company seeks to maximize recurring and consulting revenues by selling most of its services under fixed-term contracts and by emphasizing customer support and product quality in order to establish long-term relationships with customers. The Company's recurring and consulting revenues accounted for approximately 87% of the Company's total revenues during the last three years (86% in 1997). The Company's recurring revenues are derived primarily from contracts for remote processing, disaster recovery and software maintenance services, which together accounted for approximately 76% of the Company's total revenues during the last three years (73% in 1997) (see INVESTMENT CONSIDERATIONS - ACQUISITIONS AND RELATED EFFECT ON OPERATIONS). Of the total number of the Company's remote processing and disaster recovery services contracts that were scheduled to expire during the last three years, approximately 77% were renewed or replaced with new contracts (77% in 1997). While there can be no assurance that the rate of contract renewals will remain at this level, the Company believes that it will continue to renew a high percentage of these contracts. None of the Company's customers individually accounted for more than two percent of the Company's revenues in 1997.

  The Company's operations are decentralized, and its management philosophy is one of "managed entrepreneurship." The Company's services are provided through separate business units. Each business is directed by its own management team and has its own sales, marketing, product development, operations and customer support personnel. Overall corporate control and coordination are achieved through centralized budgeting, financial and legal reporting, cash management and strategic planning. The Company believes that this approach has facilitated more focused marketing, specialized product development, responsive customer service and highly motivated management. The Company's business units are organized as follows:

  INVESTMENT SUPPORT SYSTEMS GROUP:

  SunGard Financial Systems:  Portfolio management and securities trading and
  -------------------------
accounting systems for financial institutions, banks, broker/dealers, insurance companies, governments and corporations; general ledger accounting systems for insurance companies. Business units: SunGard Brokerage Systems, SunGard Insurance Systems, SunGard Securities Systems and Wall Street Concepts Inc. (formerly WSC Investment Services, Inc.).

  SunGard Trading Systems:  Trading, risk management and accounting systems for
  -----------------------
derivative instruments, securities and foreign exchange for international financial institutions, brokerage firms and corporations. Business units: ADS Associates, BancWare, Front Capital Systems, Infinity, May Consulting, SunGard Dealing Systems and SunGard Futures Systems.

  SunGard Trust and Shareholder Systems:  Trust and investment accounting,
  -------------------------------------
portfolio management and administration, securities trading, custody and employee benefit plan systems for financial institutions, stockbrokers and corporations; stock and bond accounting systems for mutual funds, transfer agents and corporations; accounting systems for nonprofit organizations. Business units: All Solutions, Bi-Tech Software, Corbel, Corporate Services (BondMaster), CSS, Global Plus, Portfolio Administration Limited, Series 7, Series 11, SunGard/Shaw Data, SunGard Asset Management Systems, SunGard/DML, SunGard Employee Benefit Systems, SunGard Finance SAS (Paris), SunGard Investment Products, SunGard Investment Systems, SunGard Investment Systems SA (Geneva), SunGard Investment Administration Services, SunGard Shareholder Systems and SunGard Trust Systems.

  DISASTER RECOVERY SERVICES GROUP:

  SunGard Recovery Services:  Comprehensive business continuity services:
  -------------------------
recovery services for mainframe computing platforms, recovery services for midrange computing platforms including mobile and quick-ship services, work-group recovery services, electronic vaulting services, network recovery services; business continuity planning software and related consulting and educational services. Business units: SunGard Planning Solutions and SunGard Recovery Services.

  COMPUTER SERVICES AND OTHER:

  SunGard Computer Services:  Remote-access computer processing and outsourcing
  -------------------------
and automated mailing services. Business units: SunGard Computer Services and SunGard Mailing Services.

  SunGard Healthcare Information Systems:  A variety of software information
  --------------------------------------
systems for hospitals, health maintenance organizations, health insurance companies and workers compensation administrators. Business units: Intelus, MACESS and Med Data.

  The Company, a Delaware corporation, was organized in 1982. The Company's executive offices are located at 1285 Drummers Lane, Suite 300, Wayne, Pennsylvania 19087, and its telephone number is (610) 341-8700.

INVESTMENT CONSIDERATIONS

  Statements about the Company's expectations and all other statements in this Report and other Company communications other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of software sales, the timing and scope of technological advances and year 2000 compliance, the performance of recently acquired businesses, the prospects for future acquisitions, and the overall condition of the financial services industry. Certain of these factors are further discussed below and should be considered in evaluating the Company's forward-looking statements and any investment in the Company's common stock.

  ACQUISITIONS AND RELATED EFFECT ON OPERATIONS. The Company seeks to grow both internally and through the acquisition of complementary businesses. The Company's growth, in part, depends upon the availability of suitable acquisition candidates and whether acquisitions can be completed on acceptable terms. Competition from other acquirors and the alternative of a public equity offering may adversely affect both the availability and terms of future acquisitions. Further acquisitions by the Company may require the use of debt or equity financing. During 1997, the Company acquired 12 businesses (see ACQUISITIONS AND OFFERINGS), including the acquisition of Infinity Financial Technology, Inc. ("Infinity"), which closed on January 2, 1998. Infinity derives a significantly larger portion of its revenues from software licensing fees than does the Company. Since there are inherent difficulties in predicting the timing and magnitude of software sales, the potential for fluctuations in quarterly revenues and income is expected to be higher than in the past. Moreover, there can be no assurance that the Company will be able to successfully integrate its recent or future acquisitions or that any acquired business will perform as expected. Failure to successfully integrate an acquisition or poor performance by an acquired business could adversely affect the Company's results and cause impairment of part of the Company's goodwill and other intangible assets recorded in purchase transactions.

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

  YEAR 2000 COMPLIANCE. The Company has initiated a comprehensive program to evaluate and address the impact of the year 2000 on its software systems, computer processing and disaster recovery operations (see PRODUCT DEVELOPMENT). The Company believes, based in part upon simulation testing and product evaluation, that it will meet its year 2000 commitments using existing product development and support resources, without incurring significant incremental expenses. There can be no assurance, however, that the Company will not be required to add personnel and accelerate purchases of third party software and hardware upgrades in order to make the majority of its products year 2000 compliant (meaning that they can handle dates in the year 2000 and beyond). There also can be no assurance that unanticipated year 2000 problems will not arise, especially in connection with third party software and hardware that interacts with the Company's products or that is otherwise used by the Company. The failure of any of the Company's material products to be year 2000 compliant on a timely basis may have a material adverse effect on the Company's business and financial results. Furthermore, the advent of the year 2000 may cause an acceleration of software buying decisions and a shortage in the availability of experienced programmers. The Company recently has entered into agreements with certain investment support systems customers which need to convert off of non-year 2000 compliant systems, and some of these agreements require the Company to meet significant development obligations and complete conversions prior to December 31, 1999. The failure of the Company to meet these commitments could have a material adverse impact on the Company's business and financial results.

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

  HEALTHCARE INFORMATION SYSTEMS BUSINESS. Since 1995, the Company has acquired three providers of software information systems to the healthcare industry and anticipates acquiring additional businesses (see COMPUTER SERVICES AND OTHER). Although the Company has experience managing software businesses, the Company has limited experience in the healthcare information systems market. In addition, a number of the Company's competitors in this market have substantially greater financial, technological and marketing resources than the Company which may limit the Company's ability to acquire additional businesses.

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

  The Company delivers its investment support systems as remote processing services using the Company's computers and through software licenses for use on customers' computers. The Company provides investment support remote processing services primarily from its computer centers in Birmingham (Alabama), Charlotte North Carolina, Fairfield (New Jersey), Hopkins (Minnesota), Voorhees (New Jersey), and Waltham (Massachusetts) (see PROPERTIES). As of December 31, 1997, the Company had approximately 2,300 remote processing contracts in force. These contracts generally have initial terms of one or more years and then continue for successive, one-year or longer renewal terms, although some allow the customer to terminate on relatively short notice.

  The Company's investment support systems business has continued to increase in both size and scope, due primarily to acquisitions (see ACQUISITIONS AND OFFERINGS). During 1997, the Company continued its product unification and enhancement efforts to provide customers with access to multiple systems and data through common graphical interfaces and shared databases. The Company also continued evolving its mainframe computer systems by converting some systems to client-server technology and by developing sophisticated personal computer and workstation front-end products for others. Also during 1997, the Company continued to add multicurrency and Internet functionality to its systems and pursue opportunities to market more of its systems internationally.

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

       SYSTEM              PLATFORM       MODE OF DELIVERY            PRIMARY MARKETS
===================================================================================================

APS(TM)/PMS(TM)        microcomputer      software license            small banks, thrifts,
--------------------------------------------------------------------  government treasurers and
SERIES2(TM)            UNIX workstation   remote processing service   other financial institutions

--------------------------------------------------------------------

APS2(TM)               microcomputer      software license and
                       UNIX workstation   remote processing

---------------------------------------------------------------------------------------------------

APSYS (TM)III          IBM mainframe      software license            private banks in
                       Digital                                        Luxembourg and
                                                                      Switzerland

---------------------------------------------------------------------------------------------------

GLOBAL PORTFOLIO(TM)II IBM midrange       software license and        large banks, employee
                       Digital VAX/VMS    remote processing service   saving schemes and stock
                       Digital Alpha/VMS                              brokers in France, Belgium
                                                                      and Luxembourg

---------------------------------------------------------------------------------------------------

INVEST ONE(R)          IBM mainframe      remote processing service   international banks, large
                                          and software license        bank trust departments,
                      ---------------------------------------------   mutual funds, insurance
                       UNIX workstation   software license            companies and other
                                                                      financial institutions

---------------------------------------------------------------------------------------------------

ON-LINE(TM)            Bull mainframe     remote processing service   institutional and retail
                                                                      investment advisers and
                                                                      other portfolio managers

--------------------------------------------------------------------
ON-SITE(TM)            UNIX workstation   software license
--------------------------------------------------------------------------------------------------

       SYSTEM              PLATFORM       MODE OF DELIVERY            PRIMARY MARKETS
===================================================================================================
---------------------------------------------------------------------------------------------------
PAL(TM)                IBM midrange       remote processing service   United Kingdom
                                                                      stockbroking firms and fund
                                                                      managers

---------------------------------------------------------------------------------------------------

PAR EX(R)              microcomputer      software license and        insurance companies
                                          remote processing service

---------------------------------------------------------------------

PRISM(TM)              IBM mainframe      software license

---------------------------------------------------------------------

SDIM(TM)               microcomputer      software license

---------------------------------------------------------------------------------------------------

  During 1997, the Company completed a new module of INVEST ONE to increase the speed of executions and add processing features to support master/feeder portfolio structures. In September 1997, the Company expanded its international product offerings with the acquisition of the business of EES Finance SA, which offers GLOBAL PORTFOLIO II, a middle- and back-office multicurrency client/server portfolio management system sold primarily in France, Belgium and Luxembourg (see ACQUISITIONS AND OFFERINGS). In April 1997, the Company acquired PORT(TM), a performance measurement product obtained through the acquisition of Premier Solutions Ltd. (see ACQUISITIONS AND OFFERINGS). The Company also introduced APS2, a PC-based Windows NT enhanced portfolio management and accounting system that will replace APS, PMS and SERIES 2. During 1997, the Company expanded its offerings to SunGard Insurance Systems customers with the introduction of Portfolio Partners Services, which includes certain statutory investment accounting services using PAR EX and custody services through the Bank of New York. The Bank holds the customers' assets, and the Company handles account record keeping and customer communications.

  The Company also provides certain general ledger accounting systems to insurance companies and nonprofit organizations, which are markets where the Company has opportunities to cross-sell its investment accounting systems. The Company's general ledger accounting products include ABC(TM) (Accounting Budget and Cost System), CDS(TM) (Cash Disbursement System) and EAS(TM) (Enterprise Accounting System(TM)) for insurance companies, and IFAS(TM) (Interactive Fund Accounting System) for educational institutions, state and local governments and other nonprofit organizations. During 1997, the Company developed and released a Windows NT (with SQL server) version of EAS.

  SECURITIES TRADING AND ACCOUNTING SYSTEMS. The Company's securities trading and accounting systems are used primarily by the "sell side" of the investment business. The users of these products generally are traders or dealers of securities (including those trading for their own accounts) and their back-office operations. In addition to performing many investment accounting functions, the Company's securities trading and accounting systems maintain inventories of unsold securities, process trade activities and assist users in monitoring compliance with audit limits, trading limits and government regulations. The Company's principal software products in this category are:

   SYSTEM          PLATFORM          MODE OF DELIVERY               PRIMARY MARKETS
===========================================================================================
BOLT(R) 2       IBM mainframe       remote processing service      capital markets
-------------------------------------------------------------      departments
INTRADER(R)     UNIX workstation    software license               of domestic banks,
-------------------------------------------------------------      broker/dealers and other
PHASE3(R)       Tandem              remote processing              financial institutions
                                    service and
                                    software license
-------------------------------------------------------------------------------------------

  During 1997, the Company began offering to Phase3 customers BROKERSELECT(R), a product which provides secure access to Phase3 over the Internet. Phase3 Replication Services also were offered in 1997, providing continuous replication of data from the Phase3 database to a customer's local servers.

  DERIVATIVES TRADING AND RISK MANAGEMENT SYSTEMS. The Company provides software applications and software development platforms that are used to handle most aspects of risk management, trading and operations for capital markets globally. The Company's trading systems are used by both the "sell side" and the "buy side" of the investment business. Generally, these products are used by traders and market-makers of over-the-counter and exchange-traded derivative instruments, securities and foreign exchange contracts and by their middle- and back-office operations. These systems provide trading support, risk management, trade processing and accounting functions, and also assist users in determining hedging strategies and monitoring compliance with capital requirements, trading limits and government regulations. The Company's principal software products in this category are:

        SYSTEM              PLATFORM        MODE OF DELIVERY           PRIMARY MARKETS
=============================================================================================

DEVON DERIVATIVES       Windows NT        software license      trading rooms and capital
  SYSTEM(TM)            UNIX workstation                        markets departments of
INFINITY 7(TM)                                                  international banks, and
INFINITY FOREX(TM)                                              trading rooms of other
INFINITY PANORAMA(TM)                                           financial institutions
OPUS(TM)
--------------------------------------------------------------
INTAS(TM)              Windows NT        software license
OPTAS(TM)              UNIX workstation
TRADENET(TM)
--------------------------------------------------------------------------------------------
GLOBAL TRADER(TM)      Windows NT        software license      small- and medium-sized
                                                               international banks and
                                                               financial institutions
--------------------------------------------------------------------------------------------
RESOURCE IQ(TM)        Windows NT        software license      large U.S. corporations
                                                               and financial institutions
--------------------------------------------------------------------------------------------
CONVERGENCE(TM)        Windows NT        software license      U.S. and international
FINANCIAL CONTROLLER(TM)                                       financial institutions
OPTION ADJUSTED VaR(TM)
--------------------------------------------------------------------------------------------
GMI SYSTEM(TM)         IBM AS 400        software license      international banks and
---------------------------------------- and                   brokerage firms active in
OCTAGON(TM)            UNIX workstation  remote processing     the futures markets for
                       Digital VAX       service               principal and customer
                       Open VMS                                business
--------------------------------------------------------------------------------------------
MICROHEDGE(R)           Windows NT        software license      options traders, trading
                                                                rooms of large banks and
                                                                financial institutions
--------------------------------------------------------------------------------------------
MATRIX(TM)              IBM AS 400        software license      capital markets
                                                                departments of
--------------------------------------------------------------  international banks and
DYNAMIX(TM)             Windows NT        software license      other financial institutions
---------------------------------------------------------------------------------------------

  The Company expanded its product offerings in the derivatives trading and risk management area of the business with three recent acquisitions. In October
1997, the Company further expanded its international presence with the acquisition of ADS Associates, Inc. (see ACQUISITIONS AND OFFERINGS), which sells GLOBAL TRADER, a front-office trading support system for institutional traders in the foreign exchange, fixed income, derivative and international money markets, and RESOURCE IQ, a treasury information management system. The acquisition of BancWare, Inc., in December 1997, added CONVERGENCE, FINANCIAL CONTROLLER and OPTION ADJUSTED VaR, all asset and liability management software products that will complement the Company's existing risk management products (see ACQUISITIONS AND OFFERINGS).

  On January 2, 1998, the Company acquired Infinity Financial Technology, Inc. ("Infinity"), a derivatives trading and risk management company, which represented the largest acquisition in the Company's history (see ACQUISITIONS AND OFFERINGS). The acquisition of Infinity brings to the Company a significant product line, including INFINITY 7, an open system, client/server architecture and family of applications that run on leading relational database management systems and allow financial institutions and corporations to either build or use turnkey applications to process, store, integrate and analyze their traded instrument portfolios. When combined with the Company's existing products, the addition of Infinity allows the Company to offer a complete range of front-to-back office derivatives trading, risk management and operations control functionality (see INVESTMENT CONSIDERATIONS - ACQUISITIONS AND RELATED EFFECT ON OPERATIONS).

  In addition, during 1997, the Company added two businesses to SunGard Futures Systems. In January 1997, the Company acquired GMI Software, Inc., a supplier of international financial derivatives software for global futures and options trading, and, in December 1997, the Company acquired May Consulting Incorporated which offers MICROHEDGE, a risk management system for exchange traded derivatives (see ACQUISITIONS AND OFFERINGS).

  TRUST, GLOBAL CUSTODY AND SECURITIES LENDING SYSTEMS. The Company's trust systems automate the investment, administrative and operations areas unique to the bank trust businesses, including cash management, management and investment of assets, preparation of tax returns for taxable trusts, payment of trust expenses, payment of benefits to retirees, beneficiary distributions, customer statement production and other customer service duties. The Company's global custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client statements, tax reclamation, foreign exchange, and reconciliation of depository and sub-custodian positions. The Company's securities lending systems automate the functions associated with worldwide securities lending activities. The Company's principal trust, global custody and securities lending systems are:


     SYSTEM              PLATFORM               MODE OF DELIVERY              PRIMARY MARKETS
=====================================================================================================
AUTOTRUST(R)      IBM mainframe            remote processing service   small and medium size bank
-----------------------------------------                              trust departments
CHARLOTTE(R)      Windows NT
---------------------------------------------------------------------
TRUSTWARE(R)      Digital Vax              software license and
  SERIES 7        Digital Alpha            remote processing service
-----------------------------------------------------------------------------------------------------
GLOBAL PLUS(R)    IBM midrange             software license and        U.S. and international banks
                                           remote processing service   and financial institutions
-----------------------------------------------------------------------------------------------------
OMNI ES(TM)       IBM mainframe            software license and        large and medium size bank
                                           remote processing service   trust, custody and securities
                                                                       departments
-----------------------------------------------------------------------------------------------------
OMNI IC(R)        scalable, multiplatform  software license            bank global custody
                                                                       departments
-----------------------------------------------------------------------------------------------------
TRUSTWARE(R)      Digital Vax              software license and        large and medium size bank
  SERIES 11       Digital Alpha            remote processing service   trust, custody and securities
                                                                       departments and investment
                                                                       management firms
-----------------------------------------------------------------------------------------------------
WORLDLEND(TM)     IBM mainframe            software license and        U.S. and international banks,
                  Windows NT               remote processing service   broker/dealers and other
                                                                       financial institutions
-----------------------------------------------------------------------------------------------------

  During 1997, the Company introduced CHARLOTTE, successor to AUTOTRUST. The Company offers specialized trust asset custody services to the community bank market served by CHARLOTTE, AUTOTRUST and SERIES 7 customers and other banks and trust companies. These services are provided under a master contract with The Bank of New York. The Bank holds the customers' trust assets, and the Company handles account record keeping and customer communications.

  The GLOBAL PLUS product was added to the trust and global custody product line with the acquisition of Premier Solutions Ltd. in April 1997. GLOBAL PLUS is a real-time, multi-currency trust and custody accounting system used primarily by both domestic and international financial institutions (see ACQUISITIONS AND OFFERINGS). Also in 1997, OMNILEND and OMNI IFS were replaced by the WORLDLEND suite of products which provide, in addition to other features, enhanced graphical user interfaces.

  The Company also markets EXPEDITER(R) to its trust accounting systems customers. EXPEDITER is a product that facilitates the automated entry of mutual fund transactions. Since its introduction in 1993, EXPEDITER has continued to expand its selection of mutual funds with over 80 mutual fund families participating in 1997. EXPEDITER is marketed not only to users of the Company's trust accounting systems, but also to users of the Company's securities trading systems and participant accounting systems, and more recently, for use with other vendors' software products.

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


   SYSTEM         PLATFORM           MODE OF DELIVERY             PRIMARY MARKETS
=========================================================================================
OMNIPLUS(TM)  IBM mainframe     remote processing service,  corporate, bank and other
OMNIPAY(R)                      software license and full   retirement plan managers
OMNIDBEN(TM)                    service bureau processing
              --------------------------------------------
              UNIX workstation  software license
              --------------------------------------------
              IBM AS 400        software license
              --------------------------------------------
              microcomputer     software license
------------------------------------------------------------------------------------------
QUANTECH(TM)  microcomputer     software license            retirement administration
                                                            firms and institutions
------------------------------------------------------------------------------------------
STATS(R)      microcomputer     software license            small and medium size banks
------------------------------------------------------------------------------------------

  As a complement to the Company's participant accounting systems, the Company offers AUTODOC (R), a documentation generation system for the creation of retirement plan documents and forms and other complex documents.

  INVESTMENT REPORTING AND ANALYSIS SYSTEMS. The Company's investment reporting and analysis systems accept data from other investment support systems or outside sources and perform special reporting or analyses for fund managers and customers. Some of these systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants. The Company's principal software products in this category are:

     SYSTEM           PLATFORM          MODE OF DELIVERY              PRIMARY MARKETS
==============================================================================================
DATAPREP(TM)       IBM mainframe        remote processing        corporate, bank and other
GCR(TM)                                 service                  retirement plan managers
                                        and software license
--------------------------------------------------------------
XAMIN(TM)          workstation         remote processing
SUPERF4(R)         --------------       service
                   IBM mainframe        and software license
----------------------------------------------------------------------------------------------
OMNIVEST(TM)       UNIX workstation     software license         investment management
                                                                 departments of banks and
                                                                 other financial institutions
----------------------------------------------------------------------------------------------
REMIC OID(TM)      HP 3000              remote processing        brokerage firms and banks
                   microcomputer
-------------------------------------------------------------
RATES PLUS AND     HP 3000              remote processing
 HPS(TM)
----------------------------------------------------------------------------------------------
STREET NAME        HP 3000              remote processing        master limited partnerships
 PARTNERS(TM)
--------------------------------------------------------------------------------------------

  During 1997, the Company completed development of XAMIN, a client server performance measurement and analysis system for master trusts and 401(k) plans.

  The Company also expanded its product offerings through the acquisition, in December 1997, of WSC Investment Services, Inc., which offers a suite of products, including REMIC OID, RATES PLUS AND HPS and STREET NAME PARTNERS, that collect, consolidate and report tax information on securities transactions on behalf of fiduciaries for financial services firms (see ACQUISITIONS AND OFFERINGS). The Company has also introduced INCOME REALLOCATION(TM), a system that processes income reallocations for 1099 reporting.

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


    SYSTEM           PLATFORM          MODE OF DELIVERY             PRIMARY MARKETS
=========================================================================================
INVESTAR(R)      IBM mainframe     remote processing          large mutual fund managers
INVESTAR ONE(TM) UNIX workstation  service                    and transfer agents
                                   and software license
-----------------------------------------------------------------------------------------
SUNSTAR(R)       IBM mainframe     remote processing          large commercial bond and
                 UNIX workstation  service                    equity transfer agents
                                   and software license
-----------------------------------------------------------------------------------------
BONDMASTER(R)    Digital Vax       remote processing          large bank, corporate and
                 Digital Alpha     service                    municipal bond transfer
                                   and software license       agents
-----------------------------------------------------------------------------------------
CSSII(R)         IBM mainframe     software license           corporate and utility
                                                              stock
                                                              transfer agents
-----------------------------------------------------------------------------------------

  In August 1997 and March 1998, the Company signed multi-year software development and services agreements for INVESTAR and INVESTAR ONE with two of the largest mutual fund companies in the United States (see INVESTMENT CONSIDERATIONS - YEAR 2000 COMPLIANCE). These agreements are the two largest customer contracts in the Company's history. The Company also completed its final development testing for INVESTAR ONE, which will be available during 1998.

  The Company added ACCOUNTCONTROL(TM) to its corporate services product line with the April 1997 acquisition of Stellar Technology, Inc. (see ACQUISITIONS AND OFFERINGS). ACCOUNTCONTROL is a risk management system that is offered to the corporate trust marketplace.

DISASTER RECOVERY SERVICES

  Many businesses depend upon computers to perform critical tasks and use communications networks to transmit data between a centralized computer facility and distant offices. If a natural disaster, fire, power failure or other emergency disrupts a company's computer operations or interrupts communications between its data processing center and remote locations, its ability to stay in business may be jeopardized. To address this problem, the Company maintains alternate sites for use by customers whenever they are unable to operate or communicate with their own computer systems.

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

  Most of the Company's larger disaster recovery customers purchase a basic package of services that includes use of a hotsite for six weeks to recover from any computer center failure, a coldsite for six months if recovery operations must continue for more than six weeks, a hotsite to regularly test disaster recovery procedures, and general office space during recovery operations and tests. Technical assistance is also provided when conducting recovery operations and tests and when designing and implementing a backup communications network.

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

  In 1997, the Company continued to expand its disaster recovery offerings to users of midrange computers. This effort was enhanced by an acquisition in February 1997 that increased the number of customer contracts for midrange computer facilities and the types of midrange offerings (see ACQUISITIONS AND OFFERINGS). The Company also expanded the customer base of its Unisys platform offerings during June 1997 through an acquisition of a disaster recovery business (see ACQUISITIONS AND OFFERINGS).

  Also in 1997, the Company expanded its sales force and incorporated a subsidiary in Mexico to enhance its marketing and sales activities in the region. The Company continued to expand its marketing partner program by establishing alliances with hardware providers and others and by signing certain agreements with third parties to expand and enhance its recovery services and capabilities.

  The Company introduced several new programs during 1997. The Company introduced the SunGard National Network(SM), a dedicated network between the Company's disaster recovery centers and customer locations that provides customers with a nationwide managed recovery network utilizing synchronous optical technology (SONET). The Company also began offering recovery services for Silicon Graphics equipment and introduced its DR Made Simple(SM) program, which offers recovery services to entry level customers directly over the Internet.

  As of December 31, 1997, the Company had approximately 11,000 disaster recovery contracts in force. These contracts generally require the payment of monthly fees and range in duration from one to five years. The amount of the monthly fees depends upon the type of facilities and services selected, contract duration and competitive factors. Many customers have multiple contracts covering different types of facilities and services.

  During 1997, for the twelfth consecutive year, the Company successfully supported all customers who experienced computer related failures.

  DISASTER RECOVERY FACILITIES. The Company believes that it conceived and first implemented the concept of the MegaCenter(R), a multiple hotsite and coldsite facility that customers may use directly or remotely. The Company operates five MegaCenters, located in Atlanta, Chicago, Philadelphia, Scottsdale (Arizona) and Warminster (Pennsylvania) (see PROPERTIES). The Philadelphia, Scottsdale and Atlanta MegaCenters also provide Work Group Recovery services. The Company believes that its Philadelphia MegaCenter, which houses Digital, Filenet, Hewlett Packard, Hitachi, Netframe, IBM mainframe, Pyramid, Sequent, Stratus and Tandem hotsites, and mobile Hewlett Packard, IBM midrange, NCR, Sequoia, Silicon Graphics and Sun Microsystems computer systems, is the world's largest commercial facility dedicated to disaster recovery.

  The Company also operates MetroCenter(R) facilities in strategic locations throughout North America to provide Work Group Recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile computer systems. MetroCenters are located in Beachwood (Ohio), Bellevue (Washington), Boston, Chicago, Dallas, Denver, Herndon (Virginia), Jersey City (New Jersey), Los Angeles, Northville (Michigan), St. Louis, St. Paul, San Ramon (California) and Mississagua (Toronto). The Denver, St. Paul and Toronto MetroCenters also have coldsites that can be used in conjunction with the remote operations capability.

  The Company periodically opens new facilities or expands existing facilities to accommodate both the growth in its customer base and the addition of different types of computer systems and service offerings. Also, the Company regularly upgrades its systems to offer the most advanced computer equipment generally used by its customers. During 1997, the Company opened one new MetroCenter outside of Seattle in Bellevue, Washington and added a Denver MetroCenter as part of the Company's acquisition of Data Assurance Corporation
(see ACQUISITIONS AND OFFERINGS).   In addition, during 1997, the Company
relocated its MetroCenter in Santa Ana to Irvine, California in order to expand its workgroup recovery capabilities in the Los Angeles area, expanded its Philadelphia MegaCenter and Jersey City MetroCenter, and added a new Mobile Data Center. The Company continued during 1997 to expand its midrange system product offerings at various facilities and, in addition, expanded its electronic vaulting operations, which include remote journaling, hot storage, shadowing and customer support services. The disk access, tape cartridge and other peripheral equipment at all facilities were upgraded or augmented, and the capabilities of storage and retrieval systems were increased. Also, in January 1998, the Company installed an Hitachi Data Systems HDS Skyline Series processor Model 827 in its Philadelphia MegaCenter.

  The Company believes that by operating a relatively small number of large facilities linked by a comprehensive communications network it can provide superior disaster recovery services in the most effective manner. All MegaCenters and MetroCenters are linked by a communications network that is capable of handling a full range of digital and analog data transmission methods, including satellite and fiber-optic applications. The Company regularly upgrades this network to offer the communications technology generally used by its customers. During 1997, the Company continued expanding its matrix-switching capabilities to allow for more efficient and reliable communications during customer tests and recovery operations.

  The Company markets its comprehensive disaster recovery facilities and services on a component pricing basis, allowing each customer to select the specific items of equipment and other recovery services needed to satisfy its individual disaster recovery requirements.

  PLANNING SERVICES. The Company provides professional consulting and educational services to develop comprehensive, business-wide continuity plans. The services performed by the Company include risk analyses and audits to determine exposure to the disruption of critical operations, business and application impact analyses to prioritize recovery strategies, and the development of enterprise recovery plans. The Company also designs testing and maintenance programs to verify that customers' plans reflect the most current operational conditions. In addition, the Company conducts regular seminars on disaster recovery, business resumption and related topics.

  The Company also markets a Windows-based microcomputer software product named CBR(R) Comprehensive Business Recovery, which automates the preparation and maintenance of disaster recovery and business resumption plans, including comprehensive company-wide planning capabilities. During 1997, the Company released CBR version 3.0, an enhanced system, which, in addition to other features, enables users to validate and test their disaster recovery plans. The Company also continues to support its DOS-based microcomputer disaster recovery planning software product known as DP/90 PLUS(R).

  In January 1998, the Company expanded its contingency planning services as a result of its acquisition of a disaster recovery consulting business (see ACQUISITIONS AND OFFERINGS).

COMPUTER SERVICES AND OTHER

  COMPUTER SERVICES. The Company provides remote-access computer services primarily to software developers, financial institutions and government agencies and also provides outsourcing services. In addition, the Company provides direct marketing computer services and automated mass mailing and printing services. These activities are supported at the Company's computer centers in Voorhees and Birmingham (see PROPERTIES), which also are used to provide remote processing services for several of the Company's investment support systems business units.

  In 1997, the Company upgraded and expanded its Voorhees, data center facility to support the addition of new mainframe processors and related peripherals. In addition, the Company began marketing its services to companies which require significant testing resources to evaluate year 2000 compliance. Also in 1997, the Company introduced a new service to provide full computer-center support to customers using Unix and Windows NT systems.

  HEALTHCARE INFORMATION SYSTEMS. Certain of the Company's healthcare information systems focus on hospital electronic medical records and clinical data management. Other healthcare information systems assist health maintenance organizations (HMO's) and other companies with high volume claims processing in reducing costs and improving service to their customers. The Company's healthcare information systems use proprietary work-flow management and document-imaging to increase efficiency and flexibility for users. The Company's principal systems of this type are:


      SYSTEM            PLATFORM           MODE OF DELIVERY                 PRIMARY MARKETS
======================================================================================================

I-MAX(TM)            Windows NT       software license             HMO's, health insurance
                     Netware servers                               companies and workers compensation
                                                                   administrators
------------------------------------------------------------------------------------------------------
RMS(TM)              Windows NT       software license             state pension administration
                     Netware servers                               agencies
------------------------------------------------------------------------------------------------------
CHARTFFLO(R) 2000    Windows NT       software license             hospitals, healthcare
ACCOUNTFLO(TM)       Unix servers                                  institutions
CDM(TM)                                                            and medical clinics
-------------------------------------------------------------
ENTERPRISE 2OOO(TM)  Windows NT       software license
                     UNIX servers
-------------------------------------------------------------
MEDREC(TM)II         Windows NT       software license
------------------------------------------------------------------------------------------------------

  In 1997, the Company acquired Med Data Systems, Inc., which offers MEDREC II, a PC network-based system specializing in patient chart-tracking for the medical records departments of hospitals and healthcare institutions. Also in 1997, the Company's I-MAX product was configured for implementation within the workers compensation market.

PRODUCT DEVELOPMENT

  The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of changes in laws, introductions of new types of investment vehicles and technology and increased competition. For these reasons, the Company believes that it is important to continually maintain, enhance and evolve its proprietary investment support systems (see INVESTMENT CONSIDERATIONS - PRODUCT DEVELOPMENT). The Company funds most of its routine ongoing software maintenance and support activities through the software maintenance fees paid by its investment support systems license customers and a portion of the monthly fees paid by its investment support systems remote processing customers. As of December 31, 1997, the Company had in force approximately 8,100 remote processing and software maintenance contracts for its investment support systems.

  The Company's expenditures for software development during 1997, 1996 and 1995, including amounts that were capitalized, totalled approximately $79,816,000, $65,101,000 and $53,908,000, respectively. These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain custom development projects for individual customers in the ordinary course of business.

  The Company will continue its comprehensive program to evaluate and address the impact of the year 2000 on its software systems, computer processing and disaster recovery operations. This program includes steps to identify each item or element that will require modification and to establish a plan to complete and test all required modifications. The assessment, identification and planning phases are substantially complete. Modification and testing of many of the Company's software products are completed and substantially all of the remaining modification and testing activity is expected to be completed during 1998. The Company also is evaluating its third-party hardware and software systems, many of which are an integral part of its products or operations. For these systems, the Company is relying upon its outside vendors to meet year 2000 commitments. The Company expects to meet year 2000 operation commitments and expects to complete this effort on a timely basis, without significant disruption to its customers or operations (see INVESTMENT CONSIDERATIONS - YEAR 2000 COMPLIANCE).

  During 1998, the Company expects to develop Windows NT and UNIX versions of many products and to provide greater Internet capabilities. These developments are examples of the Company's strategy of using the established functionality of its existing systems to develop state-of-the-art systems for new technological environments.

  Also in 1998, the Company plans to develop enhancements to INVEST ONE to support the European Monetary Union and a front-end relational database for ON-LINE. The Company plans to continue to enhance the functionality of EXPEDITER by providing sub-accounting and automated reconciliation as a client server application and developing an interface with National Securities Clearing Corporation's Fund/Serv system. Developments to PHASE3 include an internationalization project to add multicurrency functionality and to make the system calendar independent, enhanced SQL capabilities and Internet access. The Company also plans to release a new version of I-MAX with significantly enhanced functionality, including integration with SQL. The Company will continue developing functionality for its derivatives trading, foreign exchange and consolidated risk management systems. In particular, during 1998, the Company plans to enhance and build upon its Infinity product line in order to offer next-generation software for front-to-back office derivatives trading, risk management and operations control.

  The Company expands its disaster recovery services by adding new hotsites at existing facilities, upgrading its computer equipment, developing new services and opening new facilities. In 1998, the Company plans to add mainframe disk storage capacity, expand its midrange product lines, and increase marketing efforts in Mexico. During 1998, the Company plans to upgrade its Unisys mainframe capability with the addition of a Unisys "ClearPath" NX4802 mainframe processor at its Warminster MegaCenter. The Company also plans in 1998, as demand requires, to expand its electronic vaulting product offerings, upgrade its disk storage, tape cartridge and other peripheral hotsite equipment, open new MetroCenters, upgrade its communications equipment and expand the SunGard National Network.

  Also during 1998, the Company plans to release a new contingency planning software product named PreCovery(TM), a client/server SQL database application running on Windows NT. This expanded product offering will integrate business analysis and testing tools with automated plan development and reporting features, and offer Internet browser capability.

ACQUISITIONS AND OFFERINGS

  The Company seeks to grow through internal development and the acquisition of businesses that broaden or complement its existing product lines (see INVESTMENT CONSIDERATIONS - ACQUISITIONS AND RELATED EFFECT ON OPERATIONS). Since its initial public offering in 1986, the Company has acquired thirty-five investment support systems businesses, twenty disaster recovery businesses, two computer services businesses and three healthcare information systems businesses (see INVESTMENT CONSIDERATIONS - HEALTHCARE INFORMATION SYSTEMS BUSINESS). Also during this period, the Company completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

  During 1997, the Company spent approximately $57,457,000 in cash, net of cash acquired, to acquire three investment support systems businesses and two disaster recovery services businesses. The Company also issued during 1997 a total of 3,682,000 shares of its common stock to acquire five investment support systems businesses and one healthcare information systems business in transactions that were accounted for as poolings-of-interests. In addition, the Company issued approximately 13,223,000 shares of its common stock to acquire Infinity Financial Technology, Inc. ("Infinity"), which closed on January 2, 1998 and was accounted for as a pooling-of-interests.

  SunGard Financial Systems expanded its product offerings in December 1997 by acquiring WSC Investment Services, Inc., a New York-based business that provides tax-information data processing to financial services firms.

  SunGard Trading Systems expanded its derivatives trading and risk management business through the October 1997 acquisition of ADS Associates, Inc., a California-based provider of trading support systems to small-to-medium size institutions, and the December 1997 acquisition of BancWare, Inc., a provider of asset and liability management software with comprehensive risk management and performance measurement solutions.

  On January 2, 1998, the Company acquired Infinity, a public company that, before being acquired by the Company, traded on The Nasdaq Stock Market. Infinity develops, markets and supports enterprise software solutions for financial trading and risk management with a suite of off-the-shelf applications.

  In addition, SunGard Trading Systems expanded its Futures Systems business unit by acquiring, in January 1997, GMI Software, Inc., a provider of software and services to financial institutions worldwide for the processing of exchange-traded futures and options and other securities, and by acquiring, in December 1997, May Consulting Incorporated, a supplier of comprehensive options analysis and risk management software for professional option traders, large banks and financial institutions.

  SunGard Trust and Shareholder Systems also grew by acquisition. In April 1997, the Company expanded its Asset Management Systems product line with the acquisition of Premier Solutions Ltd., a provider of global trust, custody accounting and portfolio management systems used by domestic and international banks and other financial institutions. The Company also acquired, in April 1997, the business of Stellar Technology, Inc. and its ACCOUNTCONTROL product, which complements the Company's BONDMASTER product. In September 1997, the Company purchased the business of EES Finance SA, a Paris-based provider of portfolio management software sold in France, Belgium and Luxembourg.

  SunGard Recovery Services acquired two disaster recovery businesses during 1997. In February 1997, the Company acquired the business of Data Assurance Corporation, which provides, among other offerings, recovery services to the credit union industry operating on Data General platforms. In June 1997, the Company acquired the business of Recovery Business Services, Inc., a provider of recovery services to users of Unisys and Unisys-compatible mainframe computers. In addition, in January 1998, the Company acquired the business of Raymond Professional Management, an Atlanta-based provider of disaster recovery planning services to the healthcare and telecommunications industries.

  SunGard Healthcare Information Systems also expanded in 1997 with the acquisition of Med Data Systems, Inc., a California-based patient record management software and services company.

  On June 4, 1997, the Company's common stock began trading on the New York Stock Exchange and, in September 1997, the Company's common stock split two-for-one.

COMPETITION

  Since most of the Company's computer services and software are specialized and technical in nature, the various market-niches in which the Company competes have a relatively small number of significant competitors. Some of the Company's existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than the Company. The Company believes that, for most of its businesses, service, quality and reliability are more important competitive factors than price.

  In its investment support systems business, the Company competes with numerous other data processing and financial software vendors, which may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, most of which are much smaller than the Company. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, such as Automatic Data Processing, Inc., The Thomson Corporation, and First Data Corporation, all of whom are also active acquirors. The Company also faces competition from the internal processing and development capabilities of its customers and prospects.

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

  The Company's healthcare information systems business competes primarily with companies that provide imaging systems through vertical market resellers that focus on hospitals and HMO's. The Company believes that it competes effectively as to the key competitive factors in marketing its applications software to healthcare institutions. These factors include features and adaptability of the software for specific market segments, knowledge of the healthcare industry, level and quality of customer support, level of software development expertise and overall net cost.

MARKETING

  Most of the Company's specialized computer services and software are marketed throughout the United States, and many are marketed internationally as well.
The Company's export sales during 1997, 1996 and 1995 totalled approximately $94,318,000, $58,019,000 and $51,273,000, respectively. In addition, the
Company's foreign subsidiaries had sales for those years totalling approximately $71,217,000, $57,457,000 and $43,612,000, respectively. Combined export and foreign sales during 1997 totalled $166 million and increased by 43% over 1996 combined export and foreign sales. As a percentage of total revenues, combined export and foreign sales have grown from 12% in 1993 to 19% in 1997.

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

EMPLOYEES

  At December 31, 1997, the Company had approximately 4,500 full-time employees. The Company believes that its success, in part, depends on its continuing ability to attract and retain skilled technical, marketing and management personnel. While data processing professionals and software developers are in high demand, the Company believes that, to date, it has been able to attract and retain highly qualified personnel. None of the Company's employees is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

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

ITEM 2.  PROPERTIES

  The following table indicates the location and size of the Company's principal computer facilities and disaster recovery MegaCenters.

        LOCATION                                     PURPOSE                             SQUARE FEET
====================================================================================================

Birmingham, AL            SunGard Asset Management Systems, SunGard Employee Benefit          86,000
                          Systems and SunGard Mailing Services computer center.
----------------------------------------------------------------------------------------------------
Charlotte, NC             SunGard Trust Systems computer center.                              36,100
----------------------------------------------------------------------------------------------------
Fairfield, NJ             SunGard/Shaw Data computer center.                                  22,000
   (near New York)
----------------------------------------------------------------------------------------------------
Hopkins, MN               SunGard Securities Systems computer center.                         46,200
   (near Minneapolis)
----------------------------------------------------------------------------------------------------
Northbrook, IL            SunGard Recovery Services MegaCenter.                               84,000
   (near Chicago)
----------------------------------------------------------------------------------------------------
Philadelphia, PA          SunGard Recovery Services MegaCenter.                              339,830
----------------------------------------------------------------------------------------------------
Roswell, GA               SunGard Recovery Services MegaCenter.                               37,800
   (near Atlanta)
----------------------------------------------------------------------------------------------------
Scottsdale, AZ            SunGard Recovery Services MegaCenter.                               13,800
----------------------------------------------------------------------------------------------------
Voorhees, NJ              SunGard Computer Services computer center.                          51,000
   (near Philadelphia)
----------------------------------------------------------------------------------------------------
Waltham, MA               SunGard Brokerage Systems computer center.                          31,300
   (near Boston)
----------------------------------------------------------------------------------------------------
Warminster, PA            SunGard Recovery Services MegaCenter.                               20,000
   (near Philadelphia)
----------------------------------------------------------------------------------------------------

  The Company leases all of its offices and facilities, with the exception of its Birmingham, Voorhees and Warminster facilities, which are owned, and its Hopkins facility, which consists of two connected buildings, one leased and the other owned. The Company also owns its MetroCenters in St. Paul, Minnesota and Northbrook, Illinois. In addition, the Company leases space, primarily for sales offices, customer support offices, MetroCenters and remote operations centers, in many locations in the United States and internationally. The Company believes that its leased and owned facilities are adequate for the Company's present operations.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is presently a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of its current legal proceedings will be material to its business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.


ITEM 4.1   CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company who are not also directors are listed below.

         NAME            AGE                      PRINCIPAL POSITIONS WITH THE COMPANY
===========================================================================================================
Kenneth R. Adams          62  Chief Executive Officer, SunGard Healthcare Information Systems Group
-----------------------------------------------------------------------------------------------------------
Bruce H. Battjer          47  Chief Executive Officer, SunGard Computer Services Group
-----------------------------------------------------------------------------------------------------------
Andrew P. Bronstein       39  Vice President and Controller, SunGard Data Systems Inc.
-----------------------------------------------------------------------------------------------------------
Cristobal I. Conde        37  Chief Executive Officer, SunGard Trading Systems Group
-----------------------------------------------------------------------------------------------------------
Philip L. Dowd            56  Chief Executive Officer, SunGard Trust and Shareholder Systems Group
-----------------------------------------------------------------------------------------------------------
Lawrence A. Gross         45  Vice President and General Counsel, SunGard Data Systems Inc.
-----------------------------------------------------------------------------------------------------------
Michael F. Mulholland     48  Chief Executive Officer, SunGard Recovery Services Group
-----------------------------------------------------------------------------------------------------------
Michael K. Muratore       51  Chief Executive Officer, SunGard Financial Systems Group
-----------------------------------------------------------------------------------------------------------
Donna J. Pedrick          48  Vice President-Human Resources, SunGard Data Systems Inc.
-----------------------------------------------------------------------------------------------------------
Michael J. Ruane          44  Chief Financial Officer and Vice President-Finance, SunGard Data Systems Inc.
-----------------------------------------------------------------------------------------------------------
Richard C. Tarbox         45  Vice President-Corporate Development, SunGard Data Systems Inc.
-----------------------------------------------------------------------------------------------------------

  Mr. Adams has been Chairman and Chief Executive Officer of Intelus Corporation and of MACESS Corporation since 1995 and Chairman and Chief Executive Officer of Med Data Systems, Inc. since July 1997. Before that, he was Chairman and Chief Executive Officer of SunGard Recovery Services Inc. since 1988 and was its President from 1990 to 1992. From 1983 to 1988, Mr. Adams was President and a director of SunGard Trust Systems Inc.

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

  Mr. Tarbox has been Vice President-Corporate Development of the Company since 1987.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  This information is incorporated by reference to the section entitled STOCK INFORMATION in the Company's 1997 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


ITEM 6.  SELECTED FINANCIAL DATA

  This information is incorporated by reference to the section entitled SELECTED FINANCIAL INFORMATION in the Company's 1997 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the Company's 1997 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


  This Part incorporates certain information from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders ("1998 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 1998 Proxy Statement entitled REPORT OF THE COMPENSATION COMMITTEE AND EQUITY AWARD SUBCOMMITTEE and PERFORMANCE GRAPH shall not be deemed to be "filed" as part of this Report.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Company is incorporated by reference to the Company's 1998 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled ELECTION OF DIRECTORS.

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

  This information is incorporated by reference to the Company's 1998 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled EXECUTIVE COMPENSATION.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's 1998 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled BENEFICIAL OWNERSHIP OF COMMON STOCK.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's 1998 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled EXECUTIVE COMPENSATION, BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  FINANCIAL STATEMENTS

  The following financial statements of the Company, supplementary data and related documents are incorporated by reference to the Company's 1997 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

  Report of Independent Accountants on Financial Statements, dated February 12, 1998

  Consolidated Statements of Income for each of the years ended December 31, 1997, 1996 and 1995

  Consolidated Balance Sheets as of December 31, 1997 and 1996

  Consolidated Statements of Cash Flows for each of the years ended December 31, 1997, 1996 and 1995

  Consolidated Statement of Stockholders' Equity for each of the years ended December 31, 1997, 1996 and 1995

  Notes to Consolidated Financial Statements

  Quarterly Financial Information (unaudited)

  (a)(2) FINANCIAL STATEMENT SCHEDULES

  None.

  (a)(3)  EXHIBITS

  The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 24 of this Report. Exhibits 10.14 through 10.25 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

  (b)    REPORTS ON FORM 8-K

  Form 8-K (dated October 17, 1997) filed on October 27, 1997, relating to the Company's entering into a definitive agreement to acquire Infinity Financial Technology, Inc.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 SUNGARD DATA SYSTEMS INC.

Date:   March 30, 1998           By:     s/ James L. Mann
                                         ----------------
                                         JAMES L. MANN,
                              CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                            CAPACITY                  DATE
--------------------------------------  ------------------------------  ---------------

              s/ James L. Mann          Chief Executive Officer,        March 30, 1998
--------------------------------------
              JAMES L. MANN             President, and Chairman
                                        of the Board of Directors
                                        (principal executive officer)

              s/ Michael J. Ruane       Chief Financial Officer and     March 30, 1998
--------------------------------------
              MICHAEL J. RUANE          Vice President-Finance
                                        (principal financial officer)

              s/ Andrew P. Bronstein    Vice President and Controller   March 30, 1998
--------------------------------------
              ANDREW P. BRONSTEIN       (principal accounting officer)


              s/ Gregory S. Bentley          Director                   March 30, 1998
--------------------------------------
              GREGORY S. BENTLEY


              s/ Michael C. Brooks           Director                   March 30, 1998
--------------------------------------
              MICHAEL C. BROOKS


              s/ Albert A. Eisenstat         Director                   March 30, 1998
--------------------------------------
              ALBERT A. EISENSTAT


              s/ Bernard Goldstein           Director                   March 30, 1998
--------------------------------------
              BERNARD GOLDSTEIN


              s/ Michael Roth                Director                   March 30, 1998
--------------------------------------
              MICHAEL ROTH


              s/ Malcolm I. Ruddock          Director                   March 30, 1998
--------------------------------------
              MALCOLM I. RUDDOCK


              s/ Lawrence J. Schoenberg      Director                   March 30, 1998
--------------------------------------
              LAWRENCE J. SCHOENBERG

                                LIST OF EXHIBITS

NUMBER                          DOCUMENT
------     ---------------------------------------------------------------------

 3.1 Restated Certificate of Incorporation of the Company (filed with this Report).

 3.2/1/    Amended and Restated Bylaws of the Company.

 4.1/1/    Specimen Common Stock Certificate of the Company.

10.1/1/ Lease, dated June 18, 1981, between the Company and American National Bank and Trust Company of Chicago, relating to the Company's facility in Northbrook, Illinois ("First Northbrook Lease").

10.2/2/    Amendment to the First Northbrook Lease, dated September 16, 1986.

10.3/3/    Amendment to the First Northbrook Lease, dated October 14, 1987.

10.4/4/    Amendment to the First Northbrook Lease, dated October 1, 1988.

10.5/4/ Lease, dated October 1, 1988, between the Company and American National Bank and Trust Company of Chicago, relating to the Company's facility in Northbrook, Illinois ("Second Northbrook Lease").

10.6/5/    Amendment to the Second Northbrook Lease, dated September 15, 1989.

10.7/6/ Lease, dated April 12, 1984, between the Company and Broad and Noble Associates, Inc., relating to the Company's facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 ("401 Lease").

10.8/7/    Amendment to 401 Lease, dated October 9, 1995.

10.9/8/    Amendment to 401 Lease, dated December 23, 1996.

10.10      Amendment to 401 Lease, dated March 1997 (filed with this
           Report).

10.11      Amendment to 401 Lease, dated December 18, 1997 (filed with this
           Report).

10.12/9/ Lease, dated May 19, 1989, between the Company and Northmeadow Associates, relating to the Company's facility in Roswell, Georgia, Amendment thereto, dated June 1989, and Assignment and Assumption thereof, dated December 31, 1990.

10.13/10/  Credit Agreement, dated August 29, 1996, among the Company, certain banks and other financial institutions and PNC Bank, National Association, as Agent.

10.14/9/ The Company's 1982 Incentive Stock Option Plan and Amendments thereto, dated January 1, 1987 and November 8, 1991./15/

10.15/11/  The Company's 1986 Stock Option Plan, Amendments thereto, dated
           January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991./15/

NUMBER                          DOCUMENT
------     ---------------------------------------------------------------------

10.16/9/ The Company's 1988 Nonqualified Stock Option Plan and Amendment thereto, dated October 30, 1990./15/

10.17/5/ The Company's 1990 Amended and Restated Restricted Stock Incentive Plan./15/

10.18/12/  The Company's Restricted Stock Award Plan for Outside Directors./15/

10.19/13/  The Company's 1994 Equity Incentive Plan./15/

10.20/7/   The Company's 1996 Equity Incentive Plan./15/

10.21/8/ The United Kingdom Addendum to the Company's 1996 Equity Incentive Plan./15/

10.22      The Company's 1998 Equity Incentive Plan (filed with this
           Report)./15/

10.23/8/ Summary Description of the Company's Annual Executive Incentive Compensation Program./15/

10.24/7/ Summary Description of the Company's Long-Term Executive Incentive Compensation Plan./15/

10.25/9/ Form of Indemnification Agreement entered into by the Company with its directors and officers./15/

10.26/14/  Agreement and Plan of Merger and Reorganization entered into by an among the Company, Information Data Inc. and Infinity Financial Technology, Inc., dated October 17, 1997.

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 expressly incorporated herein by reference (filed with this Report).

21.1       Subsidiaries of the Registrant (filed with this Report).

23.1 Consent of Independent Accountants regarding the Company's consolidated financial statements (filed with this Report).

27.1 Financial Data Schedule for the year ended December 31, 1997 (filed with this Report).

27.2 Financial Data Schedule for the quarter ended September 30, 1997 (restated) (filed with this Report).

27.3 Financial Data Schedule for the quarter ended June 30, 1997 (restated) (filed with this Report).

27.4 Financial Data Schedule for the quarter ended March 31, 1997 (restated) (filed with this Report).

27.5 Financial Data Schedule for the year ended December 31, 1996 (restated) (filed with this Report).

27.6 Financial Data Schedule for the quarter ended September 30, 1996 (restated) (filed with this Report).

27.7 Financial Data Schedule for the quarter ended June 30, 1996 (restated) (filed with this Report).

27.8 Financial Data Schedule for the quarter ended March 31, 1996 (restated) (filed with this Report).

27.9 Financial Data Schedule for the year ended December 31, 1995 (restated) (filed with this Report).
__________

(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-3181).

(2) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-12536).

(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 0-14232).

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

(8) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232).

(9) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232).

(10) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-14232).

(11) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).

(12) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

(13) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).

(14) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-4 and Amendment No. 1 thereto (Registration No. 333-40053).

(15) Management contract or compensatory plan or arrangement.

                    INDEX OF EXHIBITS FILED WITH THIS REPORT



NUMBER                          DOCUMENT
------   -----------------------------------------------------------------------


3.1      Restated Certificate of Incorporation of the Company.

10.10    Amendment to 401 Lease, dated March 1997.

10.11    Amendment to 401 Lease, dated December 18, 1997.

10.22    The Company's 1998 Equity Incentive Plan./(1)/

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 expressly incorporated herein by reference.

21.1     Subsidiaries of the Registrant.

23.1 Consent of Independent Accountants regarding the Company's consolidated financial statements.

27.1     Financial Data Schedule for the year ended December 31, 1997.

27.2     Financial Data Schedule for the quarter ended September 30, 1997
         (restated).

27.3     Financial Data Schedule for the quarter ended June 30, 1997 (restated).

27.4     Financial Data Schedule for the quarter ended March 31, 1997
         (restated).

27.5     Financial Data Schedule for the year ended December 31, 1996
         (restated).

27.6     Financial Data Schedule for the quarter ended September 30, 1996
         (restated).

27.7     Financial Data Schedule for the quarter ended June 30, 1996 (restated).

27.8     Financial Data Schedule for the quarter ended March 31, 1996
         (restated).

27.9     Financial Data Schedule for the year ended December 31, 1995
         (restated).

_______________

(1)    Management contract or compensatory plan or arrangement.