Form 10-Q
period 1998-03-31
SUNGARD DATA SYSTEMS INC
filed 1998-05-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or
                                                               --------------

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________

           COMMISSION FILE NUMBER 1-12989


                         SUNGARD(R) DATA SYSTEMS INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              DELAWARE                                 51-0267091
-------------------------------------    -------------------------------------
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

There were 102,883,018 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 1998.

                           SUNGARD DATA SYSTEMS INC.
                                AND SUBSIDIARIES


                                     INDEX

                                                                     PAGE
                                                                     ----

Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 1998
         (unaudited) and December 31, 1997..........................   1

         Consolidated Statements of Income for the three months
         ended March 31, 1998 and 1997 (unaudited)..................   2

         Supplemental Income Statement Information for the three
         months ended March 31, 1998 and 1997 (unaudited)...........   2

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997 (unaudited)..................   3

         Notes to Consolidated Financial Statements (unaudited).....   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................   7


Part II. Other Information

Item 1.  Legal Proceedings..........................................  12

Item 2.  Changes in Securities......................................  12

Item 3.  Defaults upon Senior Securities............................  12

Item 4.  Submission of Matters to a Vote of Security Holders........  12

Item 5.  Other Information..........................................  12

Item 6.  Exhibits and Reports on Form 8-K...........................  12

Signatures  ........................................................  13

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)


                                                                                             March 31,
                                                                                               1998         December 31,
                                                                                            (Unaudited)       1997(1)
                                                                                           -------------   -------------
Assets
Current:
  Cash and equivalents .................................................................  $     104,250   $      81,185
  Short-term investments, at cost, which approximates market ...........................         22,657          24,970
  Trade receivables, less allowance for doubtful accounts of $20,161 and $19,702 .......        197,574         183,757
  Earned but unbilled receivables ......................................................         44,788          40,951
  Prepaid expenses and other current assets ............................................         22,483          24,269
  Deferred income taxes ................................................................         22,209          21,163
                                                                                           -------------   -------------
    Total current assets ...............................................................        413,961         376,295
Property and equipment, less accumulated depreciation of $214,432 and $202,336 .........        132,002         123,261
Software products, less accumulated amortization of $94,798 and $89,022 ................         72,837          75,634
Goodwill, less accumulated amortization of $32,822 and $32,660  ........................        159,111         160,109
Other intangible assets, less accumulated amortization of $48,617 and $45,451 ..........        120,178         121,649
                                                                                           -------------   -------------
                                                                                          $     898,089   $     856,948
                                                                                           =============   =============



Liabilities and Stockholders' Equity
Current:
  Short-term and current portion of long-term debt .....................................  $      15,763   $      16,996
  Accounts payable .....................................................................         20,380          19,105
  Accrued compensation and benefits ....................................................         47,273          58,592
  Other accrued expenses ...............................................................         34,510          30,552
  Accrued income taxes .................................................................         19,783           6,736
  Deferred revenues ....................................................................        120,017         111,666
                                                                                           -------------   -------------
    Total current liabilities ..........................................................        257,726         243,647
                                                                                           -------------   -------------

Long-term debt .........................................................................          2,835           3,080
Commitments ............................................................................
Stockholders' equity:
  Preferred stock, par value $.01 per share; 5,000 shares authorized ...................              -               -
  Common stock, par value $.01 per share; 120,000 shares authorized;
    102,883 and 102,085 shares issued ..................................................          1,029           1,021
  Capital in excess of par value .......................................................        236,041         228,333
  Notes receivable for common stock ....................................................           (485)           (500)
  Restricted stock plans ...............................................................         (1,393)         (1,532)
  Retained earnings ....................................................................        409,341         389,545
  Accumulated other comprehensive loss .................................................         (7,005)         (6,646)
                                                                                           -------------   -------------
    Total stockholders' equity .........................................................        637,528         610,221
                                                                                           -------------   -------------
                                                                                          $     898,089   $     856,948
                                                                                           =============   =============

 (1)Restated for pooling-of-interests with Infinity Financial Technology, Inc.

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                     ------------------------------------
                                                                                         1998                1997 (1)
                                                                                     --------------       ---------------
Revenues......................................................................      $     264,553        $       201,039
                                                                                     --------------       ---------------

Costs and expenses:
  Cost of sales and direct operating .........................................            112,211                 84,168
  Sales, marketing and administration ........................................             57,543                 42,380
  Product development ........................................................             24,857                 19,359
  Depreciation of property and equipment .....................................             13,327                 11,668
  Amortization of intangible assets ..........................................             12,269                 10,583
  Merger and restructuring costs .............................................              8,147                      -
                                                                                        ---------              ---------
                                                                                          228,354                168,158
                                                                                        ---------              ---------
Income from operations .......................................................             36,199                 32,881
  Interest income ............................................................              1,320                    923
  Interest expense ...........................................................               (396)                  (585)
                                                                                        ---------              ---------
Income before income taxes ...................................................             37,123                 33,219
  Income taxes ...............................................................             17,327                 13,330
                                                                                        ---------              ---------
Net income ...................................................................          $  19,796              $  19,889
                                                                                        =========              =========

Basic net income per common share ............................................          $    0.19              $    0.20
                                                                                        =========              =========

Shares used to compute basic net income per common share .....................            102,485                 98,204
                                                                                        =========              =========

Diluted net income per common share ..........................................          $    0.19              $    0.19
                                                                                        =========              =========

Shares used to compute diluted net income per common share ...................            106,601                102,221
                                                                                        =========              =========

================================================================================


                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                              (In thousands)
                               (Unaudited)


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                ------------------------------------
                                                                                      1998                1997 (1)
                                                                                --------------       ---------------
Revenues:
  Investment support systems .............................................     $      180,235       $      133,644
  Disaster recovery services .............................................             62,576               52,826
  Computer services and other ............................................             21,742               14,569
                                                                                -------------        -------------
                                                                               $      264,553       $      201,039
                                                                                =============        =============

Income from operations:
  Investment support systems .............................................     $       34,200       $       23,368
  Disaster recovery services .............................................             10,213                9,735
  Computer services and other ............................................              2,971                1,825
  Corporate administration ...............................................             (3,038)              (2,047)
  Merger and restructuring costs .........................................             (8,147)                   -
                                                                                -------------        -------------
                                                                               $       36,199       $       32,881
                                                                                =============        =============
Operating margin:
  Investment support systems .............................................               19.0%                17.5%
                                                                                =============        =============
  Disaster recovery services .............................................               16.3%                18.4%
                                                                                =============        =============
  Computer services and other ............................................               13.7%                12.5%
                                                                                =============        =============
  Total ..................................................................               13.7%                16.4%
                                                                                =============        =============
  Total, excluding merger and restructuring costs ........................               16.8%                16.4%
                                                                                =============        =============

 (1)Restated for pooling-of-interests with Infinity Financial Technology, Inc.

                            See accompanying notes

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)



                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                             -------------------------------
                                                                                               1998                 1997 (1)
                                                                                             --------               --------
Cash flow from operations:
  Net income .........................................................................      $  19,796              $  19,889
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization ...................................................         25,596                 22,252
     Other noncash charges ...........................................................          3,373                    892
     Deferred income tax benefit .....................................................         (2,688)                (4,197)
                                                                                             --------               --------
                                                                                               46,077                 38,836
  Cash provided by (used for) working capital, net of effect of acquired businesses:
     Accounts receivable and other current assets ....................................        (18,609)                 1,282
     Accounts payable and accrued expenses ...........................................          6,627                  1,905
     Deferred revenues ...............................................................          7,573                 (5,155)
                                                                                             --------               --------
       Cash flow from operations .....................................................         41,668                 36,868
                                                                                             --------               --------
Financing activities:
  Cash received under employee stock plans ...........................................          6,324                  2,944
  Cash received under revolving line of credit and other borrowings ..................             50                 30,000
  Repayments of debt .................................................................         (1,500)               (26,957)
                                                                                             --------               --------
       Total financing activities ....................................................          4,874                  5,987
                                                                                             --------               --------

Long-term investment activities:
  Cash paid for acquired businesses, net of cash acquired ............................         (1,288)               (14,874)
  Cash paid for property and equipment ...............................................        (22,318)               (15,365)
  Cash paid for software and other long-term assets ..................................         (2,186)                (2,642)
                                                                                             --------               --------
       Total long-term investment activities .........................................        (25,792)               (32,881)
                                                                                             --------               --------

Increase in cash and equivalents before short-term investment activities..............         20,750                  9,974

Short-term investment activities:
  Purchase of short-term investments .................................................         (5,856)                    --
  Maturities of short-term investments ...............................................          8,171                     --
                                                                                             --------               --------
Increase in cash and equivalents .....................................................         23,065                  9,974
Beginning cash and equivalents .......................................................         81,185                 83,024
                                                                                             --------               --------
Ending cash and equivalents ..........................................................      $ 104,250              $  92,998
                                                                                             ========               ========
Supplemental information:
  Acquired businesses:
     Property and equipment ..........................................................             24                  2,267
     Software products ...............................................................             --                    147
     Goodwill and other intangible assets ............................................          2,025                 16,474
     Purchase price obligations and debt assumed .....................................             --                 (1,635)
     Net current assets acquired (liabilities assumed) ...............................           (761)                   214
     Common stock issued .............................................................             --                 (2,593)
                                                                                             --------               --------
Cash paid for acquired businesses, net of cash acquired...............................      $   1,288              $  14,874
                                                                                             ========               ========

(1) Restated for pooling-of-interests with Infinity Financial Technology, Inc.

                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   ACQUISITIONS:

     On January 2, 1998, the Company issued 13,223,000 shares of common stock in connection with a merger with Infinity Financial Technology, Inc. (Infinity). Infinity develops, markets and supports enterprise software solutions for financial trading and risk management. The merger has been accounted for as a pooling-of-interests. Therefore, in accordance with generally accepted accounting principles, all historical financial information of the Company has been restated to include the historical financial information of Infinity.

     Also during the first quarter, the Company acquired certain assets of a disaster recovery professional services business in the Atlanta, GA area.

3.   MERGER AND RESTRUCTURING COSTS:

     During the three months ended March 31, 1998, the Company recorded merger and restructuring costs of $8,147,000 ($7,048,000 after-tax, or $0.06 per diluted share). Merger costs, which are generally nondeductible for income tax purposes, are comprised of $4,131,000 for costs associated with the merger with Infinity, and $1,316,000 for costs associated with the Company's expired offer to acquire Rolfe & Nolan Plc. Merger costs consist of investment banking, legal, accounting and printing fees. Also, the Company recorded $2,700,000 for restructuring costs associated with the closure of certain office facilities and severance costs resulting from the merger with Infinity.

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

4.   NET INCOME PER COMMON SHARE:

     CALCULATION OF BASIC AND DILUTED NET INCOME PER COMMON SHARE:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted net income per common share for the three months ended March 31, 1998 and 1997 (in thousands):

                                           1998      1997
                                         --------  --------

Net income                               $ 19,796  $ 19,889
                                         ========  ========

Weighted-average common shares
  outstanding                             102,398    98,120
Contingent shares                              87        84
                                         --------  --------
Total shares used for calculation of
  basic net income per common share       102,485    98,204
Employee stock options                      4,063     3,957
Contingent stock options                       53        60
                                         --------  --------
Total shares used for calculation of
  diluted net income per common share     106,601   102,221
                                         ========  ========

     COMMON STOCK SPLIT:

     On August 14, 1997, the Company's Board of Directors authorized a two-for-one split of the Company's common stock. The stock split was effective for stockholders of record on September 2, 1997, and shares were issued on September 22, 1997. The number of shares used for purposes of calculating net income per common share and all per share data have been adjusted for all periods presented to reflect the stock split.

5.   COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement, which became effective January 1, 1998, establishes rules for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income.

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

5.   COMPREHENSIVE INCOME, CONTINUED:

     The calculation of comprehensive income for the three months ended March 31, 1998 and 1997 follows (in thousands):


                                          1998      1997
                                        --------  --------

Net income                              $19,796   $19,889

Foreign currency translation losses,
   net of estimated tax benefits of
   $126 and $1,501, respectively           (233)   (2,788)
                                        -------   -------

Comprehensive income                    $19,563   $17,101
                                        =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements about the Company's expectations and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of software sales, the timing and scope of technological advances and year 2000 compliance, the integration and performance of recently acquired businesses, the prospects for future acquisitions, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

     During the three months ended March 31, 1998, the Company recorded merger and restructuring costs of $8,147,000 ($7,048,000 after-tax, or $0.06 per diluted share). Merger costs, which are generally nondeductible for income tax purposes, are comprised of $4,131,000 for costs associated with the merger with Infinity, and $1,316,000 for costs associated with the Company's expired offer to acquire Rolfe & Nolan Plc. Merger costs consist of investment banking, legal, accounting and printing fees. Also, the Company recorded $2,700,000 for restructuring costs associated with the closure of certain office facilities and severance costs resulting from the merger with Infinity. The following discussion of income from operations excludes these charges.

INCOME FROM OPERATIONS:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of more than thirty-five operating units of various size and complexity. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. Since overall ISS results reflect the sum of the diverse results of individual operating units, there could be an adverse impact on ISS revenues and margins if too many individual units are unable to meet expectations.

     The ISS operating margin was 19.0% and 17.5% for the three month periods ended March 31, 1998 and 1997, respectively. The increase in the operating margin is due primarily to an increase in software license revenues compared to the first three months of 1997, despite an increase in overall product development expense.

     The Company expects that the full-year 1998 ISS operating margin will be slightly higher than the full-year 1997 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses and the level of product development spending.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

INCOME FROM OPERATIONS, CONTINUED:

     Disaster Recovery Services (DRS):

     The DRS operating margin was 16.3% and 18.4% during the three month periods ended March 31, 1998 and 1997, respectively. The decrease in the operating margin is due primarily to expenses resulting from a 28% expansion (representing an additional 64,000 square feet) of the Philadelphia MegaCenter, equipment additions and upgrades, an increase in bad debt expense, and an increase in commission expenses resulting from new contract signings.

     The Company expects that the 1998 full-year DRS operating margin will approximate the 1997 full-year DRS operating margin. The most important factors affecting the DRS operating margin continue to be the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures, and the performance of recently acquired businesses.

     Computer Services and Other (CS):

     The CS operating margin was 13.7% and 12.5% during the three month periods ended March 31, 1998 and 1997, respectively. The increase in the operating margin is due to an increase in revenues in the Company's healthcare information systems (HIS) businesses.

     The Company expects that the CS operating margin will continue to improve as compared to 1997. The most important factors affecting the CS operating margin are the timing and magnitude of software license revenues related to the HIS businesses, and revenue variability in both remote-access computer processing and automated mailing services.

REVENUES:

     Total revenues for the three month period ended March 31, 1998 increased $63.5 million, or 32%, compared to the corresponding period in 1997. Excluding acquired businesses, revenues increased approximately 19% during the three month period compared to the corresponding period in 1997.

     Recurring revenues derived from computer processing, software maintenance, software and hardware rentals, disaster recovery fees, and professional services were $215.0 million and $170.6 million for the three month periods ended March 31, 1998 and 1997, respectively, representing 81% and 85% of total revenues, respectively, for those periods. The decline in the percentage of recurring revenues to total revenues is due primarily to an increase in software license revenues. Professional services revenues totaled $37.6 million and $20.7 million during the three month periods ended March 31, 1998 and 1997, respectively. The increase in professional services revenues was due primarily to large shareholder accounting and not-for-profit accounting system installations and

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)


REVENUES, CONTINUED:

conversions.

     Non-recurring revenues, derived from software licenses and sales of third-party software and hardware, were $49.6 million and $30.4 million during the three month periods ended March 31, 1998 and 1997, respectively, representing 19% and 15% of total revenues, respectively, for those periods. Software license revenues totaled $41.1 million and $26.0 million during the three month periods ended March 31, 1998 and 1997, respectively. The increase in software license revenues was due primarily to investment support systems businesses acquired in 1997, and an increase in revenues from the Company's derivative trading and global risk management software products.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Investment Support Systems:

     ISS revenues for the three month period ended March 31, 1998 increased $46.6 million, or 35%, compared to the corresponding period in 1997. The increase in ISS revenues is attributable to increases in data processing and software maintenance revenues of $15.7 million, and an increase in software license, professional services and equipment revenues of $30.9 million. Excluding acquired businesses, revenues increased approximately 17% during the three month period ended March 31, 1998 compared to the corresponding period in 1997.

     Disaster Recovery Services:

     DRS revenues for the three month period ended March 31, 1998 increased $9.7 million, or 18%, compared to the corresponding period in 1997. The increase is attributable primarily to increases in revenues resulting from new contract signings and contract renewals, growth in work-group recovery, mid-range platforms, and the SunGard National Network. Excluding acquired businesses, revenues increased approximately 17% during the three month period ended March 31, 1998, compared to the corresponding period in 1997.

     Computer Services and Other:

     CS revenues for the three month period ended March 31, 1998 increased $7.2 million, or 49%, compared to the corresponding period in 1997. The increase is due primarily to an increase in revenues in the Company's HIS businesses. Excluding acquired businesses, revenues increased approximately 45% during the three month period ended March 31, 1998 compared to the corresponding period in 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the three month period ended March 31, 1998 increased $28.0 million, or 33%, compared to the corresponding period in 1997. The increase is due primarily to acquired businesses, DRS facility expansion and equipment upgrades.

     Sales, marketing and administration expenses for the three month period ended March 31, 1998 increased $15.2 million, or 36%, compared to the corresponding period in 1997. The increases are due primarily to acquired businesses, an expansion in the sales force, particularly in the DRS Group, and an increase in non-cash expenses associated with the Company's long-term incentive plan.

     Product development expenses for the three month period ended March 31, 1998 increased $5.5 million, or 28%, compared to the corresponding period in 1997. The increase is due primarily to acquired businesses and an increase in development spending in connection with various ISS products. Development costs capitalized were $0.7 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively.

     Depreciation of property and equipment for the three month period ended March 31, 1998 increased $1.7 million, or 14%, compared to the corresponding period in 1997. The increase is due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of intangible assets for the three month period ended March 31, 1998 increased $1.7 million, or 16%, due primarily to acquired businesses.

     Interest income for the three month period ended March 31, 1998 increased $0.4 million, or 43%, and interest expense decreased $0.2 million, or 32%, compared to the corresponding period in 1997, due to higher cash and short-term investment balances and a decrease in short-term debt.

     The Company's effective income tax rate was 46.7% during the three month period ended March 31, 1998. Excluding the effect of merger costs, which are generally nondeductible, the Company's effective income tax rate was 40.7% for the three month period ended March 31, 1998, as compared with an effective income tax rate of 40.1% during the three month period ended March 31, 1997, and a full-year 1997 effective income tax rate, excluding merger costs, of 40.6%.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1998, cash and short-term investments increased $20.7 million to $126.9 million from $106.2 million at December 31, 1997. The increase in cash and equivalents is net of a decrease in short and long-term debt from $20.1 million at December 31, 1997 to $18.6 million at March 31, 1998. At March 31, 1998, there were no outstanding borrowings under the Company's credit agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

     The Company expects that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements, contingent payments in connection with previously acquired businesses, and ordinary capital spending needs for at least the next twelve months. Furthermore, the Company has a $150.0 million credit agreement, and believes it has the capacity to secure additional credit or issue equity to finance additional capital needs.

YEAR 2000 SYSTEMS EVALUATION:

     The Company has a comprehensive program to evaluate and address the impact of the year 2000 on its software systems, computer processing and disaster recovery operations. This program includes steps to identify each item or element that will require modification and to establish a plan to complete and test all required modifications. The assessment, identification and planning phases are substantially completed. Modification and testing of many of the Company's software products are completed and substantially all of the remaining modification and testing activity is expected to be completed by the end of 1998. The Company is continuing to evaluate its third-party hardware and software systems, many of which are an integral part of its operations. For these systems, the Company is relying upon its outside vendors to meet year 2000 requirements.

     The Company believes that it will meet its year 2000 commitments using existing product development and support resources, without incurring significant incremental expense. To the extent modifications and enhancements become necessary for software products for which modification and testing for the year 2000 have not been completed, the company may have to seek additional staffing resources. Also, certain third-party hardware and operating system upgrades may be accelerated in order to meet the company's year 2000 requirements.

     The Company is closely monitoring the progress of each of its businesses to prepare its systems and operations for the year 2000 and beyond. The Company expects to meet year 2000 operation commitments and expects to complete this effort on a timely basis, without significant disruption to its customers or operations.

     The Company believes that year 2000 issues may cause both an acceleration of software buying decisions and a shortage in the availability of experienced programmers during the next several years. While the Company cannot predict the impact of these factors on its business, it does not currently believe that any such impact will be material.

Part II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings:  None

          Item 2.  Changes in Securities:  None

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders: None

          Item 5.  Other Information: None

          Item 6.  Exhibits and Reports on Form 8-K:

           (a) EXHIBITS:

               27.1 Financial Data Schedule for the quarter ended March 31, 1998

               27.2 Financial Data Schedule for the quarter ended March 31, 1997
                    (restated)

               27.3 Financial Data Schedule for the quarter ended June 30, 1997
                    (restated)

               27.4 Financial Data Schedule for the quarter ended Sept. 30, 1997
                    (restated)

               27.5 Financial Data Schedule for the year ended Dec. 31, 1997
                    (restated)

               27.6 Financial Data Schedule for the year ended Dec. 31, 1996
                    (restated)

               27.7 Financial Data Schedule for the year ended Dec. 31, 1995
                    (restated)

           (b) REPORTS ON FORM 8-K:

               Form 8-K (dated January 2, 1998) filed on January 16, 1998, relating to the consummation of the Company's acquisition by merger of Infinity Financial Technology, Inc.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SunGard Data Systems Inc.



Date:  May 14, 1998           By:            /s/ Michael J. Ruane
                                 ---------------------------------------------
                                                 Michael J. Ruane
                                  Vice President-Finance and Chief Financial
                                                    Officer
                                         (Principal Financial Officer)

                              LIST OF EXHIBITS


NUMBER                                  EXHIBIT
------                                  -------
27.1           Financial Data Schedule for the quarter ended March 31, 1998

27.2           Financial Data Schedule for the quarter ended March 31, 1997 (restated)

27.3           Financial Data Schedule for the quarter ended June 30, 1997 (restated)

27.4           Financial Data Schedule for the quarter ended Sept. 30, 1997 (restated)

27.5           Financial Data Schedule for the year ended December 31, 1997 (restated)

27.6           Financial Data Schedule for the year ended December 31, 1996 (restated)

27.7           Financial Data Schedule for the year ended December 31, 1995 (restated)