Form 10-Q
period 1998-06-30
SUNGARD DATA SYSTEMS INC
filed 1998-08-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or
                                                              -------------

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



                                (610) 341-8700
         -------------------------------------------------------------
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

There were 104,132,716 shares of the registrant's common stock, par value $.01 per share, outstanding at June 30, 1998.

                           SunGard Data Systems Inc.
                                And Subsidiaries


                                     Index
                                                                          Page
                                                                          ----


Part I.     Financial Information

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 1998
            (unaudited) and December 31, 1997............................. 1

            Consolidated Statements of Income for the six and three
            months ended June 30, 1998 and 1997 (unaudited)............... 2

            Supplemental Income Statement Information for the six and
            three months ended June 30, 1998 and 1997 (unaudited)......... 2

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997 (unaudited)...................... 3

            Notes to Consolidated Financial Statements (unaudited)........ 4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 7


Part II.    Other Information

Item 1.     Legal Proceedings...........................................  13

Item 2.     Changes in Securities.......................................  13

Item 3.     Defaults upon Senior Securities.............................  13

Item 4.     Submission of Matters to a Vote of Security Holders.........  13

Item 5.     Other Information...........................................  14

Item 6.     Exhibits and Reports on Form 8-K............................  14

Signatures  ............................................................  15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            SunGard Data Systems Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                                            June 30,
                                                                                              1998           December 31,
                                                                                           (Unaudited)         1997 (1)
                                                                                           -----------       ------------
Assets
Current:
   Cash and equivalents ...........................................................        $ 128,554         $  81,185
   Short-term investments, at cost, which approximates market .....................           21,344            24,970
   Trade receivables, less allowance for doubtful accounts of $25,228 and $19,702 .          225,113           183,757
   Earned but unbilled receivables ................................................           37,953            40,951
   Prepaid expenses and other current assets ......................................           25,954            24,269
   Deferred income taxes ..........................................................           22,586            21,163
                                                                                           ---------         ---------
       Total current assets .......................................................          461,504           376,295
Property and equipment, less accumulated depreciation of $230,610 and $202,336 ....          132,633           123,261
Software products, less accumulated amortization of $98,963 and $89,022 ...........           70,180            75,634
Goodwill, less accumulated amortization of $35,057 and $32,660 ....................          156,997           160,109
Other intangible assets, less accumulated amortization of $53,278 and $45,451 .....          116,488           121,649
                                                                                           ---------         ---------
                                                                                           $ 937,802         $ 856,948
                                                                                           =========         =========


Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt ...............................        $  11,831         $  16,996
   Accounts payable ...............................................................           15,664            19,105
   Accrued compensation and benefits ..............................................           57,279            58,592
   Other accrued expenses .........................................................           43,090            30,552
   Accrued income taxes ...........................................................              476             6,736
   Deferred revenues ..............................................................          128,028           111,666
                                                                                           ---------         ---------
       Total current liabilities ..................................................          256,368           243,647
                                                                                           ---------         ---------

Long-term debt ....................................................................            2,769             3,080
Commitments .......................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized .............                -                 -
   Common stock, par value $.01 per share; 320,000 shares authorized;
      104,133 and 102,085 shares issued ...........................................            1,041             1,021
   Capital in excess of par value .................................................          248,287           228,333
   Notes receivable for common stock ..............................................              (30)             (500)
   Restricted stock plans .........................................................           (1,924)           (1,532)
   Retained earnings ..............................................................          437,765           389,545
   Accumulated other comprehensive loss ...........................................           (6,474)           (6,646)
                                                                                           ---------         ---------
     Total stockholders' equity ...................................................          678,665           610,221
                                                                                           ---------         ---------
                                                                                           $ 937,802         $ 856,948
                                                                                           =========         =========


 (1)Restated for pooling-of-interests with Infinity Financial Technology, Inc.

                            See accompanying notes

                            SunGard Data Systems Inc.
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        Six Months Ended                  Three Months Ended
                                                                            June 30,                           June 30,
                                                                  ---------------------------         ---------------------------
                                                                    1998             1997(1)            1998             1997(1)
                                                                  ---------         ---------         ---------         ---------
Revenues .................................................        $ 546,900         $ 424,126         $ 282,347         $ 223,087
                                                                  ---------         ---------         ---------         ---------

Costs and expenses:
  Cost of sales and direct operating .....................          230,001           176,932           117,790            92,764
  Sales, marketing and administration ....................          119,080            88,872            61,537            46,492
  Product development ....................................           52,234            42,131            27,377            22,772
  Depreciation of property and equipment .................           27,156            23,676            13,829            12,008
  Amortization of intangible assets ......................           24,145            22,600            11,876            12,017
  Merger and restructuring costs .........................            8,747            10,479               600            10,479
                                                                  ---------         ---------         ---------         ---------
                                                                    461,363           364,690           233,009           196,532
                                                                  ---------         ---------         ---------         ---------
Income from operations ...................................           85,537            59,436            49,338            26,555
  Interest income ........................................            2,851             1,682             1,531               759
  Interest expense .......................................             (734)           (1,321)             (338)             (736)
                                                                  ---------         ---------         ---------         ---------
Income before income taxes ...............................           87,654            59,797            50,531            26,578
  Income taxes ...........................................           38,136            24,398            20,809            11,068
                                                                  ---------         ---------         ---------         ---------
Net income ...............................................        $  49,518         $  35,399         $  29,722         $  15,510
                                                                  =========         =========         =========         =========

Basic net income per common share ........................        $    0.48         $    0.36         $    0.29         $    0.16
                                                                  =========         =========         =========         =========

Shares used to compute basic net income per common share .          103,090            98,502           103,695            98,869
                                                                  =========         =========         =========         =========

Diluted net income per common share ......................        $    0.46         $    0.35         $    0.28         $    0.15
                                                                  =========         =========         =========         =========

Shares used to compute diluted net income per common share          107,097           102,580           107,543           102,802
                                                                  =========         =========         =========         =========

---------------------------------------------------------------------------------------------------------------------------------

                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                                (In thousands)
                                  (Unaudited)

                                                                        Six Months Ended                  Three Months Ended
                                                                            June 30,                           June 30,
                                                                  ---------------------------         ---------------------------
Revenue:                                                            1998             1997(1)            1998             1997(1)
                                                                  ---------         ---------         ---------         ---------
  Investment support systems .............................        $ 376,618         $ 284,733         $ 196,383         $ 151,089
  Disaster recovery services .............................          129,759           108,730            67,183            55,904
  Computer services and other ............................           40,523            30,663            18,781            16,094
                                                                  ---------          ---------        ---------          ---------
                                                                  $ 546,900         $ 424,126         $ 282,347         $ 223,087
                                                                  =========          =========        =========          =========

Income from operations:
  Investment support systems .............................        $  71,837         $  49,322         $  37,637         $  25,954
  Disaster recovery services .............................           23,241            20,802            13,028            11,067
  Computer services and other ............................            5,389             4,297             2,418             2,472
  Corporate administration ...............................           (6,183)           (4,506)           (3,145)           (2,459)
  Merger and restructuring costs .........................           (8,747)          (10,479)             (600)          (10,479)
                                                                  ---------          ---------        ---------          ---------
                                                                  $  85,537         $  59,436         $  49,338         $  26,555
                                                                  =========          =========        =========          =========
Operating margin:
  Investment support systems .............................             19.1%             17.3%             19.2%             17.2%
                                                                  =========          =========        =========          =========
  Disaster recovery services .............................             17.9%             19.1%             19.4%             19.8%
                                                                  =========          =========        =========          =========
  Computer services and other ............................             13.3%             14.0%             12.9%             15.4%
                                                                  =========          =========        =========          =========
  Total ..................................................             15.6%             14.0%             17.5%             11.9%
                                                                  =========          =========        =========          =========
  Total, excluding merger and restructuring costs                      17.2%             16.5%             17.7%             16.6%
                                                                  =========          =========        =========          =========

(1)Restated for pooling-of-interests with Infinity Financial Technology, Inc.


                             See accompanying notes

                            SunGard Data Systems Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          -----------------------------------
                                                                                1998              1997 (1)
                                                                          ---------------     ---------------
Cash flow from operations:
  Net income ...........................................................  $        49,518     $      35,398
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization .....................................           51,301            46,276
     Purchased in-process research and development .....................                -            10,479
     Other noncash charges .............................................            4,898             2,450
     Deferred income tax benefit .......................................           (3,000)           (6,439)
                                                                          ---------------     ---------------
                                                                                  102,717            88,164
  Cash provided by (used for) working capital, net of effect of acquired businesses:
    Accounts receivable and other current assets .......................          (43,877)           (4,548)
    Accounts payable and accrued expenses ..............................            3,083           (16,391)
    Deferred revenues ..................................................           15,284            (3,900)
                                                                          ---------------     ---------------
     Cash flow from operations .........................................           77,207            63,325
                                                                          ---------------     ---------------

Financing activities:
  Cash received under employee stock plans .............................           14,400             5,774
  Cash received under revolving line of credit and other borrowings ....              106           124,000
  Repayments of debt ...................................................           (6,454)         (117,843)
                                                                          ---------------     ---------------
     Total financing activities ........................................            8,052            11,931
                                                                          ---------------     ---------------

Long-term investment activities:
  Cash paid for acquired businesses, net of cash acquired ..............           (1,243)          (50,871)
  Cash paid for property and equipment .................................          (35,906)          (26,248)
  Cash paid for software and other long-term assets ....................           (4,370)           (5,237)
                                                                          ---------------     ---------------
     Total long-term investment activities .............................          (41,519)          (82,356)
                                                                          ---------------     ---------------

Increase in cash and equivalents before short-term investment activities           43,740            (7,100)

Short-term investment activities:
  Purchase of short-term investments ...................................          (12,444)                -
  Maturities of short-term investments .................................           16,073                 -
                                                                          ---------------     ---------------
Increase in cash and equivalents .......................................           47,369            (7,100)
Beginning cash and equivalents .........................................           81,185            83,024
                                                                          ---------------     ---------------
Ending cash and equivalents ............................................  $       128,554     $      75,924
                                                                          ===============     ===============

Supplemental  information:
  Acquired businesses:
     Property and equipment ............................................              380            13,792
     Software products .................................................              145            16,144
     Purchased in-process research and development .....................                -            10,479
     Deferred income taxes .............................................                -             1,761
     Goodwill and other intangible assets ..............................            2,412            10,433
     Purchase price obligations and debt assumed .......................             (901)           (2,679)
     Net current assets acquired (liabilities assumed) .................           (2,088)            3,709
     Common stock issued ...............................................            1,295            (2,768)
                                                                          ---------------     ---------------
Cash paid for acquired businesses, net of cash acquired ................  $         1,243     $      50,871
                                                                          ===============     ===============

   (1)Restated for pooling-of-interests with Infinity Financial Technology, Inc.

                             See accompanying notes
                                        3

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

     Also during the first six months of 1998, the Company completed a merger with Plaid Brothers Software, Inc. (Plaid Brothers), and acquired certain assets of a disaster recovery professional services business. The merger with Plaid Brothers has been accounted for as a pooling-of-interests. The accompanying consolidated financial statements include the results of Plaid Brothers from April 1, 1998; prior periods have not been restated since the impact of such restatement would not be material. The accompanying consolidated financial statements also include the results of the acquired disaster recovery professional services business from the date of acquisition. The Company does not expect that these two acquisitions will have a material effect on its financial condition or results of operations.

3.   Merger and Restructuring Costs:

     During the six and three months ended June 30, 1998, the Company recorded merger and restructuring costs of $8,747,000 and $600,000, respectively ($7,648,000 after-tax, or $0.07 per diluted share, and $600,000, or less than $0.01 per diluted share, respectively). Merger costs, which are generally nondeductible for income tax purposes, are comprised of $4,131,000 for costs associated with the merger with Infinity, $1,316,000 for costs associated with the Company's expired offer to acquire Rolfe & Nolan Plc., and $600,000 for costs associated with the merger with Plaid Brothers.

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)

3.   Merger and Restructuring Costs, continued:

Merger costs consist of investment banking, legal, accounting and printing fees. Also, the Company recorded $2,700,000 during the first quarter of 1998 for restructuring costs associated with the closure of certain office facilities and severance costs resulting from the merger with Infinity. The balance of the restructuring reserve, which is $2,200,000 at June 30, 1998, is expected to be utilized by December 31, 1998.

     During the second quarter of 1997, the Company recorded a charge to operations of $10,479,000 ($6,356,000 after-tax, or $0.06 per diluted share), principally in connection with purchased in-process research and development associated with the acquisition of certain assets of Premier Solutions Ltd.

4.   Net Income Per Common Share:

     Calculation of Basic and Diluted Net Income Per Common Share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted net income per common share for the six and three months ended June 30, 1998 and 1997 (in thousands):

                                            Six Months Ended   Three Months Ended
                                                June 30,            June 30,
                                           ------------------  ------------------
                                             1998      1997      1998      1997
                                           --------  --------  --------  --------

Net Income                                 $ 49,518  $ 35,399  $ 29,722  $ 15,510
                                           ========  ========  ========  ========
Weighted-average common shares
 outstanding                                103,047    98,460   103,695    98,869

Contingent shares                                43        42        --        --
                                           --------  --------  --------  --------
Total shares used for calculation of
 basic net income per common share          103,090    98,502   103,695    98,869

Employee stock options                        3,938     4,021     3,780     3,879

Contingent stock options                         69        57        68        54
                                           --------  --------  --------  --------
Total shares used for calculation of
 diluted net income per common share        107,097   102,580   107,543   102,802
                                           ========  ========  ========  ========

                           SunGard Data Systems Inc.
            Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)

4.   Net Income Per Common Share, continued:

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

     The calculation of comprehensive income for the six and three months ended June 30, 1998 and 1997 follows (in thousands):


                                        Six Months Ended    Three Months Ended
                                            June 30,             June 30,
                                       ------------------  --------------------
                                         1998      1997      1998       1997
                                       --------  --------  ---------  ---------

Net Income                             $49,518   $35,399    $29,722    $15,510

Foreign currency translation gains
 (losses)                                  172    (4,198)       531         91

Estimated income tax benefit
 (expense)                                 (60)    1,469       (186)       (32)
                                       -------   -------    -------    -------

Comprehensive income                   $49,630   $32,670    $30,067    $15,569
                                       =======   =======    =======    =======

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

     During the six and three months ended June 30, 1998, the Company recorded merger and restructuring costs of $8,747,000 and $600,000 ($7,648,000 after-tax, or $0.07 per diluted share, and $600,000 after-tax, or less than $0.01 per diluted share, respectively). Merger costs, which are generally nondeductible for income tax purposes, are comprised of $4,131,000 for costs associated with the merger with Infinity, $1,316,000 for costs associated with the Company's expired offer to acquire Rolfe & Nolan Plc., and $600,000 for costs associated with the merger of Plaid Brothers. Merger costs consist of investment banking, legal, accounting and printing fees. Also, the Company recorded $2,700,000 during the first quarter of 1998 for restructuring costs associated with the closure of certain office facilities and severance costs resulting from the merger with Infinity.

     During the six and three months ended June 30, 1997, the Company recorded a charge to operations of $10,479,000 ($6,356,000 after-tax, or $0.06 per diluted share), principally in connection with purchased in-process research and development associated with the acquisition of certain assets of Premier Solutions Ltd.

     The following discussion of income from operations excludes all of the charges to operations described in two preceding paragraphs.

Income from Operations:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of more than forty operating units of various size and complexity. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. Since overall ISS results reflect the sum of the diverse results of individual operating units, there could be an adverse impact on ISS revenues and margins if too many individual units are unable to meet expectations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Income from Operations, continued:

Investment Support Systems (ISS), continued:

     The ISS operating margin was 19.1% and 19.2% for the six and three month periods ended June 30, 1998, respectively, as compared with 17.3% and 17.2% for the comparable periods in 1997. The increase in the operating margin is due primarily to an increase in software license revenues, despite an increase in overall product development expense.

     The Company expects that the full-year 1998 ISS operating margin will be higher than the full-year 1997 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses and the level of product development spending.

     Disaster Recovery Services (DRS):

     The DRS operating margin was 17.9% and 19.4% during the six and three month periods ended June 30, 1998, respectively, as compared with 19.1% and 19.8% for the comparable periods in 1997. The decrease in the operating margins is due primarily to expenses resulting from a 28% expansion (which added 64,000 square feet) of the Philadelphia MegaCenter, equipment additions and upgrades, an increase in bad debt expense, and an increase in commission expenses resulting from new contract signings.

     The Company expects that the 1998 full-year DRS operating margin will approximate the 1997 full-year DRS operating margin. The most important factors affecting the DRS operating margin continue to be the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures, and the performance of recently acquired businesses.

     Computer Services and Other (CS):

     The CS operating margin was 13.3% and 12.9% during the six and three month periods ended June 30, 1998, respectively, as compared with 14.0% and 15.4% for the comparable periods in 1997. The decrease in the operating margins is due to an increase in operating costs associated with equipment upgrades in the Company's remote-access computer processing business, which offset an increase in revenues in the Company's healthcare information systems (HIS) business.

     The Company expects that the 1998 full-year CS operating margin will approximate the 1997 full-year CS operating margin. The most important factors affecting the CS operating margin continue to be the timing and magnitude of software license revenues of the HIS business, and revenue variability and timing of computer upgrades in both remote-access computer processing and automated mailing services businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Continued)

REVENUES:

     Total revenues for the six and three month periods ended June 30, 1998 increased $122.8 million, or 29%, and $59.3 million, or 27%, respectively, as compared with the corresponding periods in 1997. Excluding acquired businesses, revenues increased approximately 18% during the six and three month periods compared with the corresponding periods in 1997.

     Recurring revenues derived from computer processing, software maintenance, software and hardware rentals, disaster recovery fees, and professional services were $441.0 million, or 81%, and $226.1 million, or 80%, during the six and three month periods ended June 30, 1998, respectively, as compared with $351.5 million, or 83%, and $180.9 million, or 81%, during the comparable periods in 1997. The decline in the percentage of recurring revenues to total revenues is due primarily to an increase in software license revenues.

     Professional services revenues totaled $82.3 million and $44.7 million during the six and three month periods ended June 30, 1998, respectively, as compared with $48.8 million and $28.1 million during the comparable periods in 1997. The increase in professional services revenues was due primarily to large shareholder accounting and not-for-profit accounting system installations and conversions.

     Non-recurring revenues, derived from software licenses and sales of third-party software and hardware, were $105.9 million and $56.3 million during the six and three month periods ended June 30, 1998, respectively, as compared with $72.6 million and $42.2 million during the comparable periods in 1997. Software license revenues totaled $87.1 million and $46.0 million during the six and three month periods ended June 30, 1998, respectively, as compared with $63.0 million and $37.0 million during the comparable periods in 1997. The increase in software license revenues was due primarily to investment support systems businesses acquired in 1997, and an increase in revenues from the Company's derivative trading and global risk management software products.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Investment Support Systems:

     ISS revenues for the six and three month periods ended June 30, 1998 increased $91.9 million, or 32%, and $45.3 million, or 30%, as compared with the corresponding periods in 1997. The increases in ISS revenues during the six and three month periods are attributable to increases in recurring revenues of $64.9 million and $32.1 million, respectively, and increases in non-recurring revenues of $27.0 million and $13.2 million, respectively. Excluding acquired businesses, revenues increased approximately 18% during the six and three month periods ended June 30, 1998, compared with the corresponding periods in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Continued)

REVENUES, CONTINUED:

     Disaster Recovery Services:

     DRS revenues for the six and three month periods ended June 30, 1998 increased $21.0 million, or 19%, and $11.3 million, or 20%, as compared with the corresponding periods in 1997. The increases are attributable primarily to increases in revenues resulting from new contract signings and contract renewals, growth in work-group recovery, mid-range platforms, and the SunGard National Network. Excluding acquired businesses, revenues increased approximately 18% during the six month period ended June 30, 1998, and 19% during the three month period, compared with the corresponding periods in 1997.

     Computer Services and Other:

     CS revenues for the six and three month periods ended June 30, 1998 increased $9.9 million, or 32%, and $2.7 million, or 17%, as compared with the corresponding periods in 1997. The increases are due primarily to an increase in revenues in the Company's HIS businesses. Excluding acquired businesses, revenues increased approximately 27% during the six month period ended June 30, 1998, and 11% during the three month period ended June 30, 1998, compared with the corresponding periods in 1997.

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the six and three month periods ended June 30, 1998 increased $53.1 million, or 30%, and $25.0 million, or 27%, as compared with the corresponding periods in 1997. The increases are due primarily to acquired businesses, DRS facility expansion and equipment upgrades.

     Sales, marketing and administration expenses for the six and three month periods ended June 30, 1998 increased $30.2 million, or 34%, and $15.0 million, or 32%, as compared with the corresponding periods in 1997. The increases are due primarily to acquired businesses, an expansion in the sales force, particularly in DRS, and an increase in non-cash expenses associated with the Company's long-term incentive plan.

     Product development expenses for the six and three month periods ended
June 30, 1998 increased $10.1 million, or 24%, and $4.6 million, or 20%, as compared with the corresponding periods in 1997. The increases are due primarily to acquired businesses and an increase in development spending in connection with various ISS products. Development costs capitalized during the six and three month periods ended June 30, 1998 were $1.3 million and $0.7 million, compared with $1.7 million and $0.6 million during the corresponding periods in 1997.

     Depreciation of property and equipment for the six and three month periods ended June 30, 1998 increased $3.5 million, or 15%, and $1.8 million, or 15%, compared with the corresponding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (Continued)

COSTS AND EXPENSES, CONTINUED:

periods in 1997. The increases are due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of intangible assets for the six and three month periods ended June 30, 1998 increased $1.5 million, or 7%, and decreased $0.1 million, or 1%, respectively. The increase during the six month period was due primarily to acquired businesses. The slight decline during the three month period was due to a charge recorded in 1997 for accelerated amortization related to an Australian investment support systems business that provides investment accounting and processing services.

     Interest income for the six and three month periods ended June 30, 1998 increased $1.2 million, or 70%, and $0.8 million, or 102%, compared with the comparable periods in 1997. The increases are due to higher cash and short-term investment balances. Interest expense decreased $0.6 million, or 44%, and $0.4 million, or 54%, due to a decrease in short-term debt balances.

     The Company's effective income tax rate for the six and three month periods ended June 30, 1998 was 43.5% and 40.8%, respectively. Excluding the effect of merger costs, which are generally nondeductible, the Company's effective income tax rate was 40.7% for the six and three month periods ended June 30, 1998, as compared with an effective income tax rate of 40.6% and 41.0% during the six and three month periods ended June 30, 1997, and a full-year 1997 effective income tax rate, excluding merger costs, of 40.6%.

LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 1998, cash and short-term investments increased $43.7 million to $149.9 million from $106.2 million at December 31, 1997. The increase in cash and short-term investments is net of a decrease in short and long-term debt from $20.1 million at December 31, 1997 to $14.6 million at June 30, 1998. At
June 30, 1998, there were no outstanding borrowings under the Company's credit agreement.

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

YEAR 2000 SYSTEMS EVALUATION, CONTINUED:

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

     The Company is closely monitoring the progress of each of its businesses to prepare its systems and operations for the year 2000 and beyond, and participates in certain industry-wide tests of year 2000 compliance such as those being conducted by the Securities Industry Association. The Company expects to meet year 2000 operation commitments and expects to complete this effort on a timely basis, without significant disruption to its customers or operations.

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

          Item 1.  LEGAL PROCEEDINGS:  None

          Item 2.  CHANGES IN SECURITIES:  None

          Item 3.  DEFAULTS UPON SENIOR SECURITIES:  None

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          (a) The 1998 Annual Meeting of Stockholders of the registrant was held on May 11, 1998.

          (b) At the 1998 Annual Meeting, the following were elected as directors:

                                                For              Withheld
                                             ----------          --------

          Gregory S. Bentley                 73,307,670          184,836
          Michael C. Brooks                  73,308,221          184,285
          Albert A. Eisenstat                73,307,670          184,836
          Bernard Goldstein                  73,307,418          185,088
          James L. Mann                      73,307,237          185,269
          Michael Roth                       73,308,221          184,285
          Malcolm I. Ruddock                 73,307,670          184,836
          Lawrence J. Schoenberg             73,307,670          184,836

          (c) (i) At the 1998 Annual Meeting, an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock by 200,000,000 was approved by the following vote:

          Votes in favor                     56,543,657
          Votes against                      16,568,600
          Votes abstaining                   171,005
          Broker non-votes                   209,244

               (ii) At the 1998 Annual Meeting, the Company's 1998 Equity Incentive Plan was approved by the following vote:

          Votes in favor                     42,810,000
          Votes against                      16,995,072
          Votes abstaining                   549,896
          Broker non-votes                   13,137,538

          (d)  None.

          Item 5.  OTHER INFORMATION:

          Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company of timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders ("Annual Meeting") will be February 17, 1999. As to all such matters which the Company does not have notice on or before February 17, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

          (a) Exhibits:

          27.1 Financial Data Schedule for the quarter ended June 30, 1998

          (b) Reports on Form 8-K: None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SUNGARD DATA SYSTEMS INC.



Date:  August 14, 1998              By:     /s/ Michael J. Ruane
                                       ----------------------------------
                                               Michael J. Ruane
                                       Vice President-Finance and Chief
                                               Financial Officer
                                         (Principal Financial Officer)

                               LIST OF EXHIBITS

NUMBER                              EXHIBIT
------                              -------

27.1       Financial Data Schedule for the quarter ended June 30, 1998