Form 10-Q
period 1998-09-30
SUNGARD DATA SYSTEMS INC
filed 1998-11-16
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998
                                                              ------------------
          or

  [_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          ___________

          COMMISSION FILE NUMBER 1-12989


                        SUNGARD/(R)/ DATA SYSTEMS INC.
        -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



               DELAWARE                                 51-0267091
    ----------------------------------           -----------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)



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

There were 105,368,658 shares of the registrant's common stock, par value $.01 per share, outstanding at September 30, 1998.

                           SUNGARD DATA SYSTEMS INC.
                                AND SUBSIDIARIES


                                     INDEX

                                                                            Page
                                                                            ----
Part I.     Financial Information

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 1998
            (unaudited) and December 31, 1997..............................   1

            Consolidated Statements of Income for the nine and three months
            ended September 30, 1998 and 1997 (unaudited)..................   2

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997 (unaudited)..................   3

            Notes to Consolidated Financial Statements (unaudited).........   4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   8


Part II.    Other Information

Item 1.     Legal Proceedings..............................................  16

Item 2.     Changes in Securities..........................................  16

Item 3.     Defaults upon Senior Securities................................  16

Item 4.     Submission of Matters to a Vote of Security Holders............  16

Item 5.     Other Information..............................................  16

Item 6.     Exhibits and Reports on Form 8-K...............................  16

Signatures  ...............................................................  17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                           SUNGARD DATA SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                               Sept. 30,
                                                                                                 1998             December 31,
                                                                                              (Unaudited)            1997 (1)
                                                                                              ----------         -------------
ASSETS
Current:
   Cash and equivalents.....................................................................  $    174,809       $      81,185
   Short-term investments, at cost, which approximates market...............................        18,622              24,970
   Trade receivables, less allowance for doubtful accounts of $34,119 and $19,702...........       224,480             183,757
   Earned but unbilled receivables..........................................................        44,906              40,951
   Prepaid expenses and other current assets................................................        27,217              24,269
   Deferred income taxes....................................................................        25,291              21,163
                                                                                              ------------       -------------
       Total current assets................................................................        515,325             376,295
Property and equipment, less accumulated depreciation of $245,660 and $202,336.............        131,540             123,261
Software products, less accumulated amortization of $104,126 and $89,022...................         68,759              75,634
Goodwill, less accumulated amortization of $37,301 and $32,660.............................        164,318             160,109
Other intangible assets, less accumulated amortization of $56,924 and $45,451..............        127,422             121,649
                                                                                              -------------      -------------
                                                                                              $  1,007,364       $     856,948
                                                                                              ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Short-term and current portion of long-term debt.......................................    $     11,123        $     16,996
   Accounts payable.......................................................................          14,889              19,105
   Accrued compensation and benefits......................................................          66,744              58,592
   Other accrued expenses.................................................................          43,583              30,552
   Accrued income taxes...................................................................          10,226               6,736
   Deferred revenues......................................................................         137,754             111,666
                                                                                              ------------       -------------
       Total current liabilities..........................................................         284,319             243,647
                                                                                              ------------       -------------

Long-term debt............................................................................           3,002               3,080
                                                                                              ------------       -------------
Commitments...............................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized.....................              --                  --
   Common stock, par value $.01 per share; 320,000 shares authorized;
      105,369 and 102,085 shares issued...................................................           1,054               1,021
   Capital in excess of par value.........................................................         267,256             228,333
   Notes receivable for common stock......................................................              --                (500)
   Restricted stock plans.................................................................          (1,796)             (1,532)
   Retained earnings......................................................................         459,094             389,545
   Accumulated other comprehensive loss...................................................          (5,565)             (6,646)
                                                                                              ------------       -------------
     Total stockholders' equity...........................................................         720,043             610,221
                                                                                              ------------       -------------
                                                                                              $  1,007,364       $     856,948
                                                                                              ============       =============


(1) RESTATED FOR POOLING-OF-INTERESTS WITH INFINITY FINANCIAL TECHNOLOGY, INC.

                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              Nine Months Ended            Three Months Ended
                                                                                September 30,                 September 30,
                                                                           -----------------------      --------------------------
                                                                            1998         1997  (1)        1998          1997  (1)
                                                                           -----------  ----------      -----------    -----------
Revenues.............................................................      $ 838,882    $ 655,766       $ 291,982       $ 231,640
                                                                           ----------   ----------      -----------    -----------

Costs and expenses:
  Cost of sales and direct operating.................................         349,506     272,555         119,505          95,623
  Sales, marketing and administration................................         181,986     138,154          62,906          49,282
  Product development................................................          79,147      62,269          26,913          20,138
  Depreciation of property and equipment.............................          41,508      36,547          14,352          12,871
  Amortization of intangible assets..................................          37,028      33,809          12,883          11,209
  Merger and restructuring costs.....................................          11,847      10,817           3,100             338
                                                                           ----------   ----------      ----------     -----------
                                                                              701,022     554,151         239,659         189,461
                                                                           -----------  ----------      ----------     -----------
Income from operations...............................................         137,860     101,615          52,323          42,179
  Interest income....................................................           4,575       2,437           1,724             755
  Interest expense...................................................          (1,058)     (2,015)           (324)           (694)
                                                                           -----------  ----------      ----------     -----------
Income before income taxes...........................................         141,377     102,037          53,723          42,240
  Income taxes.......................................................          60,672      41,684          22,536          17,286
                                                                           -----------  ----------      ----------     -----------
Net income...........................................................      $   80,705   $  60,353       $  31,187       $  24,954
                                                                           ===========  ==========      ==========     ===========

Basic net income per common share...................................       $     0.78   $    0.61       $    0.30       $    0.25
                                                                           ===========  ==========      ==========     ===========

Shares used to compute basic net income per common share............          103,712      98,840         104,957          99,499
                                                                           ===========  ==========      ==========     ===========

Diluted net income per common share.................................       $     0.75   $    0.59       $    0.29       $    0.24
                                                                           ===========  ==========      ==========     ===========

Shares used to compute diluted net income per common share..........          107,748     102,883         108,869         103,106
                                                                           ===========  ==========      ==========     ===========

(1) RESTATED FOR POOLING-OF-INTERESTS WITH INFINITY FINANCIAL TECHNOLOGY, INC.



                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                               -------------------------------------
                                                                                                      1998                1997 (1)
                                                                                               -------------------     -------------
CASH FLOW FROM OPERATIONS:
  Net income............................................................................       $            80,705     $     60,353
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization......................................................                    78,536           70,311
     Purchased in-process research and development......................................                         -           10,161
     Other noncash charges..............................................................                     8,130            3,648
     Deferred income tax benefit........................................................                    (8,111)         (11,991)
     Accounts receivable and other current assets.......................................                   (48,067)         (26,458)
     Accounts payable and accrued expenses..............................................                    15,282           (2,689)
     Deferred revenues..................................................................                    17,788            1,990
                                                                                               -------------------     ------------
       Cash flow from operations........................................................                   144,263          105,325
                                                                                               -------------------     ------------

FINANCING ACTIVITIES:
  Cash received under employee stock plans..............................................                    22,018            9,547
  Cash received under revolving line of credit and other borrowings.....................                       143          168,098
  Repayments of debt....................................................................                    (8,729)        (186,796)
                                                                                               -------------------     ------------
       Total financing activities.......................................................                    13,432           (9,151)
                                                                                               -------------------     ------------

INVESTMENT ACTIVITIES:
  Cash paid for acquired businesses, net of cash acquired...............................                   (13,996)         (59,082)
  Cash paid for property and equipment..................................................                   (48,918)         (39,437)
  Cash paid for software and other long-term assets.....................................                    (7,508)          (6,758)
  Cash paid for purchase of short-term investments......................................                   (12,444)         (57,904)
  Cash received from maturities of short-term investments...............................                    18,795           35,035
                                                                                               -------------------     ------------
       Total investment activities......................................................                   (64,071)        (128,146)
                                                                                               -------------------     ------------

Increase (decrease) in cash and equivalents.............................................                    93,624          (31,972)
Beginning cash and equivalents..........................................................                    81,185           83,024
                                                                                               -------------------     ------------
Ending cash and equivalents.............................................................       $           174,809     $     51,052
                                                                                               ===================     ============
SUPPLEMENTAL  INFORMATION:
  Acquired businesses:
     Property and equipment.............................................................                     1,061            5,643
     Software products..................................................................                       675           16,876
     Purchased in-process research and development......................................                         -           10,161
     Deferred income taxes..............................................................                       318            1,761
     Goodwill and other intangible assets...............................................                    19,552           30,474
     Purchase price obligations and debt assumed........................................                    (2,600)          (3,135)
     Net current liabilities assumed....................................................                   (12,017)            (103)
     Common stock issued and net equity acquired in poolings-of-interests ..............                     7,007           (2,595)
                                                                                               -------------------     ------------
Cash paid for acquired businesses, net of cash acquired.................................       $            13,996     $     59,082
                                                                                               ===================     ============

(1)RESTATED FOR POOLING-OF-INTERESTS WITH INFINITY FINANCIAL TECHNOLOGY, INC.

                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   MERGER AND RESTRUCTURING COSTS:

     During the nine and three months ended September 30, 1998, the Company recorded merger and restructuring costs of $11,847,000 and $3,100,000, respectively ($10,158,000 after-tax, or $0.09 per diluted share, and $2,510,000 after-tax, or $0.02 per diluted share, respectively). Merger costs, which are generally nondeductible for income tax purposes, are comprised of $4,131,000 for costs associated with the merger with Infinity Financial Technology, Inc. (Infinity), $3,100,000 associated with the merger with Multinational Computer Models, Inc. (MCM), $1,316,000 for costs associated with the Company's expired offer to acquire Rolfe & Nolan Plc., and $600,000 for costs associated with the merger with Plaid Brothers Software, Inc. (Plaid Brothers). Merger costs consist of investment banking, legal, accounting and printing fees.

     Also, the Company recorded $2,700,000 during the first quarter of 1998 for restructuring costs associated with the merger with Infinity. Approximately $1,500,000 of these costs are in connection with severance of approximately forty employees associated with elimination of duplicate software development and administrative functions, and approximately $1,200,000 of these costs are primarily associated with closure of duplicate office facilities. Twenty employees have been terminated through September 30, 1998. The balance of the restructuring reserve at September 30, 1998 is $1,614,000. The Company expects to complete the restructuring plan and utilize the balance of the reserve by December 31, 1998.

     During the nine and three months ended September 30, 1997, the Company recorded charges to operations of $10,817,000 and $338,000, respectively ($6,694,000 after-tax, or $0.06 per diluted share, and $338,000 after-tax, or less than $0.01 per diluted share, respectively), principally in connection with purchased in-process research and development associated with the acquisition of certain assets of Premier Solutions Ltd. and another small acquisition.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

3.   ACQUISITIONS:

     On January 2, 1998, the Company issued 13,223,000 shares of common stock in connection with a merger with Infinity. Infinity develops, markets and supports enterprise software solutions for financial trading and risk management. The merger has been accounted for as a pooling-of-interests. Therefore, in accordance with generally accepted accounting principles, all historical financial information of the Company has been restated to include the historical financial information of Infinity. A reconciliation of 1997 revenues, net income and net income per common share from those amounts originally reported to the amounts presented in the accompanying consolidated statements of income follows:

                                           NINE MONTHS         THREE MONTHS
                                              ENDED               ENDED
                                        SEPTEMBER 30, 1997  SEPTEMBER 30, 1997
                                        ------------------  ------------------
REVENUES:
  As originally reported                          $609,557            $214,485
  Infinity                                          46,209              17,155
                                                  --------            --------
  Combined                                        $655,766            $231,640
                                                  ========            ========
NET INCOME:
  As originally reported                          $ 54,978            $ 22,769
  Infinity                                           5,375               2,185
                                                  --------            --------
  Combined                                        $ 60,353            $ 24,954
                                                  ========            ========

BASIC NET INCOME PER COMMON SHARE:
  As originally reported                          $   0.64            $   0.26
                                                  ========            ========
  Combined                                        $   0.61            $   0.25
                                                  ========            ========

DILUTED NET INCOME PER COMMON SHARE:
  As originally reported                          $   0.62            $   0.26
                                                  ========            ========
  Combined                                        $   0.59            $   0.24
                                                  ========            ========

     Also during the first nine months of 1998, the Company completed mergers with Plaid Brothers and MCM, acquired substantially all of the assets of ICMS International, Inc. (ICMS), and acquired certain assets of a disaster recovery professional services business. The mergers with Plaid Brothers and MCM have been accounted for as poolings-of-interests. The accompanying consolidated financial statements include the results of Plaid Brothers from April 1, 1998, and the results of MCM from July 1, 1998; prior periods have not been restated since the impact of such restatement would not be material. The accompanying consolidated financial statements also include the results of ICMS and the acquired disaster recovery professional services business from the respective dates of acquisition. The Company does not expect that these four acquisitions will have a material effect on its financial condition or results of operations.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

4.   NET INCOME PER COMMON SHARE:

     CALCULATION OF BASIC AND DILUTED NET INCOME PER COMMON SHARE:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted net income per common share for the nine and three months ended September 30, 1998 and 1997 (in thousands):

                                                                   NINE MONTHS        THREE MONTHS
                                                                      ENDED               ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                               ------------------  ------------------
                                                                 1998      1997      1998      1997
                                                               --------  --------  --------  --------
Net Income                                                     $ 80,705  $ 60,353  $ 31,187  $ 24,954
                                                               ========  ========  ========  ========
Weighted-average common shares outstanding                      103,683    98,812   104,957    99,499
Contingent shares                                                    29        28        --        --
                                                               --------  --------  --------  --------
Total shares used for calculation of basic net income per
common share                                                    103,712    98,840   104,957    99,499
Employee stock options                                            3,907     3,987     3,647     3,552
Contingent stock options                                            129        56       265        55
                                                               --------  --------  --------  --------
Total shares used for calculation of diluted net income per
common shares                                                   107,748   102,883   108,869   103,106
                                                               ========  ========  ========  ========

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

     The calculation of comprehensive income for the nine and three months ended September 30, 1998 and 1997 follows (in thousands):

                                                  NINE MONTHS         THREE MONTHS
                                                     ENDED               ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                               ------------------  ------------------
                                                 1998      1997      1998      1997
                                               --------  --------  --------  --------
Net Income                                     $80,705   $60,353   $31,187   $24,954
Foreign currency translation gains (losses)      1,081    (5,116)      910      (918)
Estimated income tax benefit (expense)            (440)    2,092      (370)      375
                                               -------   -------   -------   -------
Comprehensive income                           $81,346   $57,329   $31,727   $24,411
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

     During the nine and three months ended September 30, 1998, the Company recorded merger and restructuring costs of $11,847,000 and $3,100,000 ($10,158,000 after-tax, or $0.09 per diluted share, and $2,510,000 after-tax, or $0.02 per diluted share, respectively). Merger costs, which are generally nondeductible for income tax purposes, are comprised of $4,131,000 for costs associated with the merger with Infinity, $3,100,000 for costs associated with the merger with MCM, $1,316,000 for costs associated with the Company's expired offer to acquire Rolfe & Nolan Plc., and $600,000 for costs associated with the merger of Plaid Brothers. Merger costs consist principally of investment banking, legal, accounting and printing fees. Also, the Company recorded $2,700,000 during the first quarter of 1998 for restructuring costs associated with the merger with Infinity. These costs are in connection with severance associated with elimination of duplicate development and administrative functions, and costs for closure of duplicate office facilities.

     During the nine and three months ended September 30, 1997, the Company recorded charges to operations of $10,817,000 and $338,000 ($6,694,000 after-tax, or $0.06 per diluted share, and $338,000 after-tax, or less than $0.01 per diluted share, respectively), principally in connection with purchased in-process research and development associated with the acquisition of certain assets of Premier Solutions Ltd. and another small acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

     The following supplemental income statement information and the following discussion of income from operations excludes all of the charges to operations described in the two preceding paragraphs. The following supplemental income statement information should be read along with the consolidated financial statements and notes thereto included in this report.

                           SUNGARD DATA SYSTEMS INC.
                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    NINE MONTHS             THREE MONTHS
                                                        ENDED                   ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                               ----------------------  ----------------------
Revenues:                                         1998      1997 (1)      1998      1997 (1)
                                                --------    --------    --------    --------
  Investment support systems                    $578,885    $439,364    $202,267    $154,631
  Disaster recovery services                     200,111     167,064      70,352      58,334
  Computer services and other                     59,886      49,338      19,363      18,675
                                                --------    --------    --------    --------
                                                $838,882    $655,766    $291,982    $231,640
                                                ========    ========    ========    ========

Income from operations:
  Investment support systems                    $109,546    $ 76,915    $ 37,709    $ 27,593
  Disaster recovery services                      41,497      34,307      18,256      13,505
  Computer services and other                      8,703       7,837       3,314       3,540
  Corporate administration                       (10,039)     (6,627)     (3,856)     (2,121)
  Merger and restructuring costs                 (11,847)    (10,817)     (3,100)       (338)
                                                --------    --------    --------    --------
                                                $137,860    $101,615    $ 52,323    $ 42,179
                                                ========    ========    ========    ========

Operating margin:
  Investment support systems                        18.9%       17.5%       18.6%       17.8%
                                                ========    ========    ========    ========
  Disaster recovery services                        20.7%       20.5%       25.9%       23.2%
                                                ========    ========    ========    ========
  Computer services and other                       14.5%       15.9%       17.1%       19.0%
                                                ========    ========    ========    ========
  Total                                             16.4%       15.5%       17.9%       18.2%
                                                ========    ========    ========    ========

  Total, excluding merger and restructuring
     costs                                          17.8%       17.1%       19.0%       18.4%
                                                ========    ========    ========    ========

     (1) RESTATED FOR POOLING-OF-INTERESTS WITH INFINITY FINANCIAL TECHNOLOGY, INC.

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

     The ISS operating margin was 18.9% and 18.6% for the nine and three month periods ended September 30, 1998, respectively, as compared with 17.5% and 17.8% for the comparable periods in 1997. The increase in the operating margins are due primarily to an increase in software license revenues and sales of third-party hardware and software.

     The Company expects that the full-year 1998 ISS operating margin will be higher than the full-year 1997 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses and the level of product development spending.

     Disaster Recovery Services (DRS):

     The DRS operating margin was 20.7% and 25.9% during the nine and three month periods ended September 30, 1998, respectively, as compared with 20.5% and 23.2% for the comparable periods in 1997. The increase in the operating margins are due primarily to an increase in revenues, especially in connection with mid-range, work-group recovery and network services, offset partially by expenses resulting from a 28% expansion (which added 64,000 square feet) of the Philadelphia MegaCenter, equipment additions and upgrades and an increase in commission expenses resulting from new contract signings. The increase in the operating margin during the three month period is also favorably impacted by the collection of certain accounts receivable which had previously been reserved.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

INCOME FROM OPERATIONS, CONTINUED:

     Computer Services and Other (CS):

     The CS operating margin was 14.5% and 17.1% during the nine and three month periods ended September 30, 1998, respectively, as compared with 15.9% and 19.0% for the comparable periods in 1997. The decrease in the operating margins is due to an increase in operating costs associated with equipment upgrades in the Company's remote-access computer processing business, which offset an increase in revenues in the Company's healthcare information systems (HIS) business.

     The Company expects that the 1998 full-year CS operating margin will be lower than the 1997 full-year CS operating margin. The most important factors affecting the CS operating margin continue to be the timing and magnitude of software license revenues of the HIS business, and revenue variability and timing of computer upgrades in both remote-access computer processing and automated mailing services businesses.

REVENUES:

     Total revenues for the nine and three month periods ended September 30, 1998 increased $183.1 million, or 28%, and $60.3 million, or 26%, respectively, as compared with the corresponding periods in 1997. Excluding acquired businesses, revenues increased approximately 18% during the nine and three month periods compared with the corresponding periods in 1997.

     Recurring revenues derived from computer processing, disaster recovery fees, professional services, software maintenance, and software and hardware rentals were $680.8 million, or 81% of total revenues, and $239.7 million, or 82% of total revenues, during the nine and three month periods ended September 30, 1998, respectively, as compared with $538.4 million, or 82% of total revenues, and $186.9 million, or 81%, of total revenues, during the comparable periods in 1997.

     Professional services revenues totaled $132.7 million and $50.4 million during the nine and three month periods ended September 30, 1998, respectively, as compared with $74.3 million and $25.5 million during the comparable periods in 1997. The increase in professional services revenues is due primarily to large installation and conversions of trust, shareholder and not-for-profit accounting systems.

     Non-recurring revenues, derived from software licenses and sales of third-party software and hardware, were $158.1 million and $52.3 million during the nine and three month periods ended September 30, 1998, respectively, as compared with $117.4 million and $44.7 million during the comparable periods in 1997. Software license revenues totaled $128.7 million and $41.6 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

REVENUES, CONTINUED:

during the nine and three month periods ended September 30, 1998, respectively, as compared with $101.8 million and $38.8 million during the comparable periods in 1997. The increase in software license revenues was due primarily to investment support systems businesses acquired in 1997, and an increase in revenues from the Company's global risk management software products.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Investment Support Systems:

     ISS revenues for the nine and three month periods ended September 30, 1998 increased $139.5 million, or 32%, and $47.6 million, or 31%, as compared with the corresponding periods in 1997. The increases in ISS revenues during the nine and three month periods are attributable to increases in recurring revenues of $104.8 million and $39.8 million, respectively, and increases in non-recurring revenues of $34.7 million and $7.8 million, respectively. Excluding acquired businesses, revenues increased approximately 18% during the nine and three month periods ended September 30, 1998, compared with the corresponding periods in 1997.

     Disaster Recovery Services:

     DRS revenues for the nine and three month periods ended September 30, 1998 increased $33.0 million, or 20%, and $12.0 million, or 21%, as compared with the corresponding periods in 1997. The increases are attributable primarily to increases in revenues resulting from new contract signings and contract renewals, growth in mid-range, work-group recovery and network services. Excluding acquired businesses, revenues increased approximately 19% during the nine month period ended September 30, 1998, and approximately 20% during the three month period, compared with the corresponding periods in 1997.

     Computer Services and Other:

     CS revenues for the nine and three month periods ended September 30, 1998 increased $10.5 million, or 21%, and $0.7 million, or 4%, as compared with the corresponding periods in 1997. The increases are due primarily to an increase in revenues in the Company's HIS businesses. Excluding acquired businesses, revenues increased approximately 18% during the nine month period ended September 30, 1998, and 4% during the three month period ended September 30, 1998, compared with the corresponding periods in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 1998 increased $77.0 million, or 28%, and $23.9 million, or 25%, as compared with the corresponding periods in 1997. The increases are due primarily to acquired businesses, DRS facility expansion and equipment upgrades.

     Sales, marketing and administration expenses for the nine and three month periods ended September 30, 1998 increased $43.8 million, or 32%, and $13.6 million, or 28%, as compared with the corresponding periods in 1997. The increases are due primarily to acquired businesses, an expansion in the sales force, particularly in DRS, and an increase in non-cash expenses associated with the Company's long-term incentive plan.

     Product development expenses for the nine and three month periods ended September 30, 1998 increased $16.9 million, or 27%, and $6.8 million, or 34%, as compared with the corresponding periods in 1997. The increases are due primarily to acquired businesses and an increase in development spending in connection with various ISS products. Development costs capitalized during the nine and three month periods ended September 30, 1998 were $2.0 million and $0.7 million, compared with $2.1 million and $0.3 million during the corresponding periods in 1997.

     Depreciation of property and equipment for the nine and three month periods ended September 30, 1998 increased $4.9 million, or 14%, and $1.5 million, or 11%, compared with the corresponding periods in 1997. The increases are due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of intangible assets for the nine and three month periods ended September 30, 1998 increased $3.2 million, or 10%, and $1.7 million, or 15%, respectively. The increases are due primarily to acquired businesses and an acceleration of intangible amortization related to certain international investment support systems businesses which provide investment accounting software and processing services.

     Interest income for the nine and three month periods ended September 30, 1998 increased $2.1 million, or 88%, and $1.0 million, or 128%, compared with the corresponding periods in 1997. The increases are due to higher cash and short-term investment balances. Interest expense decreased $1.0 million, or 47%, and $0.4 million, or 53%, due to a decrease in short-term debt balances.

     The Company's effective income tax rate for the nine and three month periods ended September 30, 1998 was 42.9% and 41.9%, respectively. Excluding the effect of merger costs, which are generally nondeductible, the Company's effective income tax rate was 40.7% for the nine and three month periods ended September 30, 1998, as compared with an effective income tax rate of 40.6% during the nine and three month periods ended September 30, 1997, and a full-year 1997 effective income tax rate, excluding merger costs, of 40.6%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 1998, cash and short-term investments increased $87.2 million to $193.4 million from $106.2 million at December 31, 1997. The increase in cash and short-term investments is net of a decrease in short and long-term debt from $20.1 million at December 31, 1997 to $14.1 million at September 30, 1998.

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

YEAR 2000 ISSUES:

     The Company has a comprehensive year 2000 compliance program to evaluate and address the impact of year 2000 issues on its software products, processing services and disaster recovery operations. As part of this program, each of the Company's operating units is required to identify each item that must be modified or replaced, establish a plan to complete and test all required modifications and replacements, and then implement that plan. This program encompasses the Company's products that are sold to its customers, as well as third-party products that are resold to customers or are used internally by the Company. The Company is closely monitoring the progress of each of its operating units with their year 2000 compliance plans. The Company believes that it will successfully complete its year 2000 compliance program on a timely basis, without significant disruption to its customers or operations.

     Although many of the Company's software and other products are already year 2000 compliant (meaning that they can handle dates in the year 2000 and beyond), the Company is still working on year 2000 compliance projects for some of its important products. The Company estimates that modification and testing for approximately 90% of its software products will be substantially completed by the end of 1998. The Company's goal is to complete modification and testing for all of its software products by June 30, 1999. Nevertheless, the Company anticipates that year 2000 compliance testing will continue throughout 1999 for many of its products, which may uncover the need for additional modifications. In addition to its internal testing, the Company is participating in certain industry-wide year 2000 compliance tests such as those being conducted by the Securities Industry Association.

     The Company intends to carefully monitor its year 2000 compliance projects throughout 1999 and will continue to develop and refine contingency plans for these projects as testing results are analyzed. If the Company fails to make any of its significant products year 2000 compliant, or fails to meet its commitments to customers to complete major conversions to year 2000 compliant systems during 1999, then its business and financial results may be materially and adversely affected. The Company believes that year 2000 compliance issues have caused some acceleration of software buying and conversion activity, and, therefore, that the Company's rate of internal growth may slow down after year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

YEAR 2000 ISSUES, CONTINUED:

     Many third-party hardware, software and other products interact with the Company's products and services, or are used by the Company as an integral part of its operations. The Company continues to evaluate these third-party products for year 2000 compliance, so that non-compliant products may be modified or replaced in a timely manner. In doing so, the Company is working with, and must rely upon, its outside vendors to meet year 2000 requirements. If any of the Company's important vendors fails to meet its year 2000 requirements, then the Company will switch to another vendor as soon as possible, but this may have a material and adverse impact on the Company's business and financial results. Although the Company believes that all of its important vendors will eventually meet their year 2000 requirements, the Company cannot determine at this time whether or when year 2000 related problems will arise with its third-party products or whether any problems that do arise will have a material and adverse impact on the Company's business or financial results.

     The Company's overall year 2000 compliance program is on schedule, and the Company has paid and believes that it will continue to pay the expenses of this program using existing product development and support resources, without incurring significant incremental development expense, and using budgeted
capital expenditures.   Nevertheless, in order to complete this program, the
Company may have to add personnel and buy new third-party software, hardware and other products earlier than planned, and personnel expenses may increase faster than expected if year 2000 issues cause a shortage in the availability of experienced programmers. Furthermore, year 2000 modification and testing activities have required the deferral of lower priority development projects.

     The Company does not maintain detailed accounting records that separately identify all of the costs associated with its year 2000 activities. In response to new disclosure requirements regarding year 2000 matters, the Company recently reviewed its accounting and product development records for the period beginning January 1, 1996 in an effort to estimate the costs of its year 2000 compliance program. The Company intends to continue refining and updating these estimates quarterly as long as this disclosure is required. On this basis, the Company currently estimates that the total costs of its year 2000 compliance program since January 1, 1996 will be approximately $23 million in direct labor and benefit costs for modification and testing activities, plus approximately $12 million in capital expenditures. Through September 30, 1998, the Company has spent approximately $12 million in direct labor and benefit costs for modification and testing, plus approximately $2 million in capital expenditures. The remaining estimated direct labor and benefit costs for modification and testing activities of approximately $11 million include in part rough estimates to cover unanticipated modification work that may arise as a result of continued testing activity throughout 1999. The remaining estimated capital expenditures of approximately $10 million are to replace non-compliant computer and communications equipment, principally in the Company's DRS business .

     THE FOREGOING IS A YEAR 2000 READINESS DISCLOSURE MADE PURSUANT TO THE TERMS AND PROTECTIONS OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

Part II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings:  None

          Item 2.  Changes in Securities:  None

          Item 3.  Defaults Upon Senior Securities:  None

          Item 4.  Submission of Matters to a Vote of Security Holders:  None

          Item 5.  Other Information: None

          Item 6.  Exhibits and Reports on Form 8-K:

                   (a) Exhibits:

                   27.1 Financial Data Schedule for the quarter ended September
                        30, 1998

                   (b) Reports on Form 8-K: None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SunGard Data Systems Inc.



Date:  November 16, 1998      By:  /s/ Michael J. Ruane
                                 -----------------------------------------
                                       Michael J. Ruane
                              Vice President-Finance and Chief Financial Officer
                                      (Principal Financial Officer)

                              LIST OF EXHIBITS

NUMBER                             EXHIBIT
------                             -------

27.1           Financial Data Schedule for the quarter ended September 30, 1998