Form 10-K405
period 1998-12-31
SUNGARD DATA SYSTEMS INC
filed 1999-03-31
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended   DECEMBER 31, 1998  or
                                          ---------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________  to _____________

  COMMISSION FILE NUMBER ............................................... 1-12989

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 17, 1999 was $4,687,638,776.(1) There were 114,941,238 shares of the registrant's Common Stock outstanding as of March 17, 1999.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1998, and Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 1999 annual meeting of stockholders, filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement
incorporated by reference into Part III of this Form 10-K.   [X]


(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and officers, multiplied by the closing price of the registrant's Common Stock reported on March 17, 1999. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
                                     PART I
ITEM 1.     BUSINESS ..............................................................   1
               Overview ...........................................................   1
               Investment Considerations ..........................................   1
               Investment Support Systems .........................................   4
               Disaster Recovery Services .........................................   7
               Computer Services and Other ........................................   8
               Product Development ................................................   9
               Acquisitions and Offerings .........................................   9
               Competition ........................................................  11
               Marketing ..........................................................  11
               Employees ..........................................................  11
               Proprietary Protection .............................................  12

ITEM 2.     PROPERTIES ............................................................  12
ITEM 3.     LEGAL PROCEEDINGS......................................................  13
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................  13
ITEM 4.1    CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT...........................  13

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .  15
ITEM 6.     SELECTED FINANCIAL DATA ...............................................  15
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS ......................................................  15
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............  15
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................  15
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES .................................................  15

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................  16
ITEM 11.    EXECUTIVE COMPENSATION ................................................  16
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........  16
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................  16

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ...... 17
            SIGNATURES ............................................................ 18
            LIST OF EXHIBITS ...................................................... 19


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

  SunGard Data Systems Inc. (the "Company") is a computer services and software company that specializes in proprietary investment support systems and comprehensive computer disaster recovery services. The Company believes that it is the only large specialized provider of investment support systems to the financial services industry and the pioneer and a leading provider of comprehensive computer disaster recovery services. The Company's business approach is to focus on market niches in which it has opportunities to develop or acquire leading products.

  The Company seeks to maximize recurring revenues by selling most of its services under fixed-term contracts and by emphasizing customer support and product quality in order to establish long-term relationships with customers. The Company's recurring revenues accounted for approximately 80% of the Company's total revenues during the last three years (81% in 1998). The Company's recurring revenues are derived primarily from contracts for computer processing, disaster recovery fees, professional services, software maintenance and software and hardware rentals (see INVESTMENT CONSIDERATIONS). Of the total number of the Company's remote processing and disaster recovery services contracts that were scheduled to expire during the last three years, approximately 75% were renewed or replaced with new contracts (74% in 1998). While there can be no assurance that the rate of contract renewals will remain at this level, the Company believes that it will continue to renew a high percentage of these contracts. None of the Company's customers individually accounted for more than two percent of the Company's revenues in 1998.

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

  The Company, a Delaware corporation, was organized in 1982. The Company's executive offices are located at 1285 Drummers Lane, Wayne, Pennsylvania 19087, and its telephone number is (610) 341-8700.

INVESTMENT CONSIDERATIONS

  FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE.

  This Report and other Company communications contain forward-looking statements made by the Company that are subject to risks and uncertainties and that may change at any time and differ from actual results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as "believes," "expects," "anticipates" or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors such as:

  .  the timing and magnitude of software sales;

  .  the effect of year 2000 issues on software and services buying decisions;

  .  the timing and scope of technological advances and year 2000 compliance;

  .  the integration and performance of acquired businesses;

  .  the prospects for future acquisitions; and

  .  the overall condition of the financial services industry.

Certain of these factors are further discussed below. These factors and those discussed below should be considered in evaluating the Company's forward-looking statements and any investment in the Company's common stock.

  RISK FACTORS.

  THE COMPANY'S GROWTH STRATEGY DEPENDS IN PART ON ACQUISITIONS. IF THE COMPANY IS UNABLE TO ACQUIRE BUSINESSES ON FAVORABLE TERMS OR SUCCESSFULLY INTEGRATE AND MANAGE THE BUSINESSES ACQUIRED, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

  The Company intends to grow by expanding its existing businesses and by acquiring similar or complementary businesses, including acquisitions that are intended to qualify for pooling-of-interests accounting treatment. This growth strategy is subject to a number of risks which could adversely affect the Company's business and financial results, including:

  . the Company may not be able to find suitable businesses to acquire on affordable terms;

  . competition from other acquirors and stock market fluctuations may make it more difficult for the Company to find and complete acquisitions;

  . the Company may have to raise money in the debt or equity markets to finance future acquisitions;

  . one or more acquisitions may not qualify for pooling-of-interests accounting treatment; and

  . at any given time, a large number of shares of the Company's common stock issued to acquire businesses may become freely tradeable in the market.

  The businesses acquired by the Company may perform worse than expected or may be more difficult to integrate and manage than expected. If that happens, the Company may suffer a number of adverse consequences, including:

  . the Company may have to devote unanticipated financial and management resources to the acquired businesses;

  .  the Company may not be able to realize expected operating efficiencies; and

  . the Company may have to write off goodwill or other intangible assets if the acquisition was accounted for as a purchase.

  THE COMPANY'S SUCCESS DEPENDS IN PART ON ADAPTING ITS COMPUTER SERVICES AND SOFTWARE TO CHANGES IN TECHNOLOGY AND CHANGES IN ITS CUSTOMERS' BUSINESSES. IF THE COMPANY DOES NOT SUCCESSFULLY UPDATE ITS SERVICES AND SOFTWARE, OR IF ITS NEW PRODUCTS OR SERVICES ARE NOT TIMELY DELIVERED OR WELL RECEIVED BY CUSTOMERS, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

  The Company's ability to successfully update its services and software and timely develop and deliver new products and services required by its customers is subject to a number of risks which could adversely affect the Company's business and financial results, including:

  . the Company may find it difficult to update its services and software and timely develop and deliver its new products and services in a cost-effective manner, especially when faced with rapid technological changes that are hard to predict; and

  . the Company may find it difficult to update its services and software to keep pace with business, regulatory and other developments in the financial services industry in which most of the Company's customers operate.

  THE COMPANY'S BUSINESS IS DEPENDENT LARGELY ON THE FINANCIAL SERVICES INDUSTRY. IF THAT INDUSTRY DOES POORLY, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

  The Company sells most of its computer services and software to banks, mutual funds, brokers, insurance companies and other financial services firms. If the financial services industry or the Company's customers in the financial services industry experience problems, the Company's business and financial results could be adversely affected. For example, the Company may suffer if securities trading activity declines, the number or value of managed portfolios decreases, or there is continued consolidation among firms in the financial services industry.

  THE ADVENT OF YEAR 2000, INCLUDING ANY FAILURE BY THE COMPANY TO MAKE ITS PRODUCTS YEAR 2000 COMPLIANT OR TO FULFILL YEAR 2000 COMMITMENTS TO CUSTOMERS, MAY ADVERSELY EFFECT THE COMPANY'S BUSINESS AND FINANCIAL RESULTS.

  The Company has made many of its products year 2000 compliant so that they can handle dates in the year 2000 and beyond. However, the Company is still working on making some of its important products year 2000 compliant. In addition, the Company has made commitments to some customers that need to convert off non-year 2000 compliant systems, and as a result, the Company must meet significant development obligations and complete conversions before the end of 1999. The Company's year 2000 compliance efforts are subject to a number of risks which could adversely affect the Company's business and financial results, including:

  . the Company may not be able to make all of its important products year 2000 compliant;

  . the Company may not be able to timely meet its year 2000 commitments to customers;

  . the Company may have to add personnel and buy new software and hardware earlier than planned to complete its year 2000 compliance efforts, which could cause an unexpected increase in expenses; and

  . the Company's expenses may increase faster than expected because year 2000 issues are causing a shortage in the availability of experienced programmers; and

  . the Company may encounter unanticipated year 2000 problems, like a problem with another company's software or hardware that interacts with the Company's products or that is used by the Company.

  The Company believes that year 2000 compliance issues have caused some acceleration of software buying and conversion activity. As a result, the Company's rate of internal growth may decline in the second half of 1999 or in the year 2000, which could adversely affect the Company's business and financial results.

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

  The Company delivers its investment support systems as remote processing services using the Company's computers and through software licenses for use on customers' computers. The Company provides investment support remote processing services primarily from its computer centers in Birmingham (Alabama), Charlotte (North Carolina), Fairfield (New Jersey), Hopkins (Minnesota), Voorhees (New Jersey), Waltham (Massachusetts) and Weehawken (New Jersey) (see PROPERTIES). As of December 31, 1998, the Company had approximately 8,900 remote processing and software maintenance contracts in force for its investment support systems. These contracts generally have initial terms of one or more years and then continue for successive, one-year or longer renewal terms, although some allow the customer to terminate on relatively short notice.

  The Company's investment support systems business has continued to increase in both size and scope, due to internal growth and acquisitions (see ACQUISITIONS AND OFFERINGS). During 1998, the Company continued its product enhancement efforts to provide customers with additional functionality, connectivity and productivity. Also during 1998, the Company continued to introduce Internet technologies to its systems and pursue opportunities to market more of its systems outside of the United States. In addition, many of the Company's systems were made Euro-compliant during 1998 in advance of the January 1, 1999 conversion to the new single currency.

  BROKERAGE SYSTEMS. The Company's brokerage systems provide comprehensive processing of securities and exchange-traded futures and options for the banking and brokerage industry. These systems manage all important facets of processing transactions, including customer management, order routing, execution, clearance, position keeping, regulatory reporting and accounting. The Company also provides comprehensive options analysis and risk management systems for professional option traders, large banks and financial institutions. In addition, the Company provides systems that collect, consolidate and report tax information on securities transactions on behalf of fiduciaries for financial services firms.

  The Company expanded its brokerage systems with several recent acquisitions (see ACQUISITIONS AND OFFERINGS). During 1998, the Company acquired Plaid Brothers Software, Inc., a provider of software used by retail brokers in tracking customer contacts, managing portfolios and measuring performance, and also acquired a futures and options accounting product from the Board of Trade Clearing Corporation. In February 1999, the Company acquired Sterling Wentworth Corporation, a provider of software designed for prospecting, client profiling, needs analysis and cross-selling for use by insurance, banking and brokerage companies. In March 1999, the Company acquired Automated Securities Clearance, Ltd., whose products include an automated order-routing and execution system for use by broker/dealers, an electronic communications network for trading over-the-counter stocks and a wireless communication system for straight-through processing of securities listed on the New York Stock Exchange.

  E-COMMERCE. The Company's Expediter product facilitates the automated entry of mutual fund transactions. Expediter is marketed to users of the Company's trust accounting, securities trading and participant accounting systems, and for use with other vendors' software products. In addition, the Company has entered into an arrangement with a securities lending agent who is offering securities lending services to the Company's asset management customers.

  EMPLOYEE BENEFIT SYSTEMS. The Company's participant accounting systems automate the investment operations associated with defined contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant's share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process benefits payments to retirees, and produce tax reports for plan sponsors and participants. As a complement to the Company's participant accounting systems, the Company offers document generation systems for the creation of retirement plan documents and forms and other complex documents. In July 1998, the Company expanded its document generation business by acquiring the business of Pension Publications of Denver, Inc. (see ACQUISITIONS AND OFFERINGS).

  ENERGY SYSTEMS. In December 1998, the Company acquired the business of Primo Systems, Inc., a provider of risk management systems to the oil, natural gas, electric power and coal industries (see ACQUISITIONS AND OFFERINGS). With this acquisition, the Company started a new product line, which it intends to expand through acquisition, to provide systems that permit energy companies and power trading firms to control physical and financial trading and provide trading support, market and credit risk management, trade processing, power scheduling and accounting functions.

  INVESTMENT AND SHAREHOLDER SYSTEMS. The Company's investment accounting and portfolio management systems maintain the books of record for all types of large investment portfolios, such as those managed by banks, mutual funds, employee retirement plans and insurance companies. The primary functions of these systems are to accept investment transactions, value portfolios using transmissions of security prices received from various worldwide sources, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these products are used by investment advisers and other portfolio managers to manage large investment portfolios. These systems track investment activities such as purchases and sales, combine these activities with outside market data such as security prices and quality ratings, and provide analytical models to assist with investment strategy and management decisions.

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

  The Company also provides general ledger accounting systems to insurance companies. These systems provide general ledger, budget performance and responsibility reporting, cost accounting and profitability analysis. The Company aquired an additional insurance accounting and reporting product in February 1999 (see ACQUISITIONS AND OFFERINGS).

  NON-PROFIT ERP SYSTEMS. The Company provides a fund accounting system for the accounting and management requirements of educational institutions, state and local governments and other nonprofit organizations.

  SECURITIES AND TREASURY SYSTEMS. The Company's securities trading and accounting systems are used primarily by the "sell side" of the investment business. The users of these products generally are traders or dealers of securities (including those trading for their own accounts) and their back-office operations. In addition to integrating front- and back-office operations and performing many investment accounting functions, the Company's securities systems maintain inventories of unsold securities, process trade activities and assist users in monitoring compliance with audit limits, trading limits and government regulations.

  The Company also provides a front-office trading support system for institutional traders in the foreign exchange, fixed income, derivative and international money markets. In addition, the Company provides pricing, analysis, risk management and administration systems for equities, derivatives and interest rate instruments.

  The Company's global treasury and risk management systems are used by the treasury departments of Fortune 2000 companies and governmental entities. These products enable the efficient management of an organization's cash, debt and investment portfolios. The Company expanded its treasury systems product offerings by acquiring Multinational Computer Models, Inc. in July 1998 and the business of ICMS International, Inc. in September 1998 (see ACQUISITIONS AND OFFERINGS).

  TRADING AND RISK MANAGEMENT SYSTEMS. The Company provides software applications and software development platforms that are used to handle most aspects of risk management, trading and operations for capital markets globally. The Company's trading systems are used by both the "sell side" and the "buy side" of the investment business. Generally, these products are used by traders and market-makers of over-the-counter derivative instruments, securities and foreign exchange contracts and by their middle- and back-office operations. These front-to-back office systems provide trading support, risk management, trade processing and accounting functions, and also assist users in determining hedging strategies and monitoring compliance with capital requirements, trading limits and government regulations.

  On January 2, 1998, the Company acquired Infinity Financial Technology, Inc. ("IFT"), a derivatives trading and risk management company, which represented the largest acquisition in the Company's history (see ACQUISITIONS AND OFFERINGS). During 1998, the Company merged IFT and its existing related businesses, Renaissance Software and SunGard Capital Markets, to form a new operating group named Infinity, A SunGard Company. During 1998, this operating group launched a global professional services division to focus on application implementation and integration consulting around the Company's products. The acquisition in December 1998 of Jaeger & Partner, a Swiss consulting business, further expanded the Company's professional services offerings (see ACQUISITIONS AND OFFERINGS).

  The Company also provides asset and liability management software with comprehensive risk management and performance measurement functionality to financial institutions. This product offering was expanded with the Company's acquisition of DollarMark Solutions, Inc. in February 1999 (see ACQUISITIONS AND OFFERINGS).

  TRUST AND CUSTODY SYSTEMS. The Company's trust systems automate the investment, administrative and operations areas unique to the bank trust businesses, including cash management, management and investment of assets, preparation of tax returns for taxable trusts, payment of trust expenses, payment of benefits to retirees, beneficiary distributions, customer statement production and other customer service duties.

  The Company's global custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client statements, tax reclamation, foreign exchange and reconciliation of depository and sub-custodian positions.

  The Company's securities lending system automates the functions associated with worldwide securities lending activities.

  WHOLESALE BANKING SYSTEMS. In March 1999, the Company acquired Tiger Systems, Inc., a provider of international electronic banking systems (see ACQUISITIONS AND OFFERINGS). Tiger Systems' products are used for international funds transfer, trade services and cash management by corporate and correspondent banks via the Internet or private networks, often under a bank's private label. The Company also provides a multicurrency front- and back-office system used by banks for portfolio management, deal capture and analytics.

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

  The primary alternate sites provided by the Company are fully equipped and operational computer centers known as "hotsites," where customers may restore their critical applications using the Company's installed computer equipment. The Company also provides environmentally prepared computer centers known as "coldsites," in which customers may install and operate their own computer equipment, and general office space equipped with workstations and office equipment. In addition, the Company provides mobile recovery resources that may be delivered or shipped directly to customer-specified locations and electronic vaulting operations that include remote journaling, hot storage, shadowing and customer support services.

  The Company provides disaster recovery services to users of IBM (and compatible) mainframe computers and also to users of Data General, Digital, Filenet, Hewlett Packard, IBM midrange (AS/400 and RS/6000), NCR, Netframe, Prime, Pyramid, Sequent, Sequoia, Silicon Graphics, Stratus, Sun Microsystems, Tandem and Unisys computers. These services are marketed directly and through representatives primarily to mainframe and various midrange computer installations in North America.

  Most of the Company's larger disaster recovery customers purchase a basic package of services that includes use of a hotsite for six weeks to recover from any computer center failure, a coldsite for six months if recovery operations must continue for more than six weeks, a hotsite to regularly test disaster recovery procedures, and general office space during recovery operations and tests. As of December 31, 1998, the Company had approximately 13,000 disaster recovery contracts in force. These contracts generally require the payment of monthly fees and range in duration from one to five years. The amount of the monthly fees is based upon component pricing and depends upon the type of facilities and services selected, contract duration and competitive factors. Many customers have multiple contracts covering different types of facilities and services.

  During 1998, for the thirteenth consecutive year, the Company successfully supported all customers who experienced computer-related failures.

  DISASTER RECOVERY FACILITIES. The Company believes that it conceived and first implemented the concept of the MegaCenter, a multiple hotsite and coldsite facility that customers may use directly or remotely. The Company operates five MegaCenters, located in Atlanta, Chicago, Philadelphia, Scottsdale (Arizona) and Warminster (Pennsylvania) (see PROPERTIES). During 1998, the Company completed a major expansion of its Philadelphia MegaCenter, which the Company believes is the world's largest commercial facility dedicated to disaster recovery. The Philadelphia MegaCenter houses Digital, Filenet, Hewlett Packard, Hitachi, Netframe, IBM mainframe, Pyramid, Sequent, Stratus and Tandem hotsites, and mobile Hewlett Packard, IBM midrange, NCR, Sequoia, Silicon Graphics and Sun Microsystems computer systems.

  The Company also operates MetroCenter facilities in strategic locations throughout North America to provide Work Group Recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile computer systems. MetroCenters are located in Beachwood (Ohio), Bellevue (Washington), Boston, Chicago, Dallas, Denver, Herndon (Virginia), Jersey City (New Jersey), Los Angeles, Northville (Michigan), St. Louis, St. Paul, San Ramon (California) and Toronto. The Denver, St. Paul and Toronto MetroCenters also have coldsites that can be used in conjunction with the remote operations capability.

  The Company believes that by operating a relatively small number of large facilities linked by a comprehensive communications network it can provide superior disaster recovery services in the most effective manner. The SunGard National Network, a dedicated network linking all of the Company's MegaCenters and MetroCenters and many customer locations, provides customers with a nationwide managed recovery network utilizing synchronous optical technology (SONET).

  PLANNING SERVICES. The Company provides planning software and professional consulting and educational services to develop comprehensive, business-wide continuity plans. The Company's contingency planning software integrates business analysis and testing tools with automated plan development and reporting features and offers Internet capabilities. The services performed by the Company include risk analyses and audits to determine exposure to the disruption of critical operations, business and application impact analyses to prioritize recovery strategies, and the development of enterprise recovery plans. The Company also designs testing and maintenance programs to verify that customers' plans reflect the most current operational conditions. In January 1998, the Company aquired a contingency planning services business (see ACQUISITIONS AND OFFERINGS).

COMPUTER SERVICES AND OTHER

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

  The Company's healthcare information systems assist health maintenance organizations (HMOs), workers compensation administrators and other companies with high-volume claims processing in reducing costs and improving service to their customers. These systems use proprietary work-flow management and document-imaging to increase efficiency and flexibility for users. See AQUISITIONS AND OFFERINGS - 1999 TRANSACTIONS.

PRODUCT DEVELOPMENT

  The Company continually upgrades, enhances and expands its proprietary products and services to meet the needs of its customers and to utilize advances in technology (see INVESTMENT CONSIDERATIONS).

  For a discussion of the Company's comprehensive program to evaluate and address the impact of the year 2000 on its software systems, computer processing and disaster recovery operations, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the Company's 1998 Annual Report to Stockholders (included in Exhibit 13.1 to this Report). See also INVESTMENT CONSIDERATIONS.

  The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of increased trading volume, complexity of financial instruments, changes in laws, introductions of new types of investment vehicles and technology and increased competition. For these reasons, the Company continually maintains, enhances and evolves its proprietary investment support systems. The Company expects to continue to develop enhanced and new functionality for its products, provide greater Internet capabilities and develop Windows NT and UNIX versions of many products. The Company's product development strategy depends in part on the introduction of new technology into the established functionality of its existing systems.

  The Company funds most of its routine ongoing software maintenance and support activities through the software maintenance and related upgrade fees paid by its investment support systems license customers and a portion of the monthly fees paid by its remote processing customers. The Company's expenditures for software development during 1998, 1997 and 1996, including amounts that were capitalized, totalled approximately $116,393,000, $92,785,000 and $73,858,000, respectively.
These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain custom development projects for individual customers in the ordinary course of business.

  The Company expands its disaster recovery and computer processing services by adding new service offerings and by opening new facilities or expanding existing facilities to accommodate both the growth in its customer base and the addition of different types of computer systems and service offerings. Also, the Company regularly upgrades its systems and communications networks to offer the most advanced computer equipment and communications technology generally used by its customers.

ACQUISITIONS AND OFFERINGS

  The Company seeks to grow through internal development and the acquisition of businesses that broaden or complement its existing product lines (see INVESTMENT CONSIDERATIONS). Since its initial public offering in 1986, the Company has acquired 48 investment support systems businesses, 20 disaster recovery businesses and five computer services businesses. Also during this period, the Company completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

  During 1998, the Company spent approximately $16,890,000 in cash, net of cash acquired, to acquire four investment support systems businesses and one disaster recovery services business. In addition, the Company issued during 1998 a total of 14,566,000 shares of its common stock to acquire three investment support systems businesses in transactions that were accounted for as poolings of interests.

  In January 1998, the Company acquired Infinity Financial Technology, Inc. ("IFT"), a provider of enterprise software solutions for financial trading and risk management. IFT was a public company that, before being acquired by the Company, traded on The Nasdaq Stock Market. IFT and the Company's existing related businesses, Renaissance Software and SunGard Capital Markets, were merged during 1998 to create a new operating group named Infinity, A SunGard Company.

  Also in January 1998, the Company acquired the business of Raymond Professional Management, Inc., a provider of disaster recovery planning services to the healthcare and telecommunications industries.

  The Company expanded its brokerage systems product offerings by acquiring, in May 1998, Plaid Brothers Software, Inc., a provider of contact and stock portfolio management software for retail securities brokerage houses, and, in July 1998, certain back-office accounting software for futures and options from the Board of Trade Clearing Corporation.

  In July 1998, the Company acquired the business of Pension Publications of Denver, Inc., a provider of retirement plan documents, publications and educational programs.

  In July and September 1998, the Company acquired, respectively, Multinational Computer Models, Inc. and the business of ICMS International, Inc., both providers of treasury and risk management software systems to corporations.

  In December 1998, the Company acquired the business of Primo Systems, Inc., a provider of risk management software systems for the energy industry. Also in December 1998, the Company acquired Jaeger & Partner AG, a Swiss-based company that provides asset and liability management software and related risk management consulting services.

  1999 TRANSACTIONS. During the first quarter of 1999, the Company completed five acquisitions and entered into definitive agreements to acquire two companies.

  In January 1999, the Company entered into a definitive agreement to acquire FDP Corp., a provider of software systems for the sales, marketing and administration functions of life insurance companies and employee benefit administrators.

  In February 1999, the Company acquired Sterling Wentworth Corporation, a provider of rule-based selling, analysis and advisory software tools for the financial services industry. Also in February 1999, the Company acquired DollarMark Solutions, Inc., a provider of asset and liability management software and services for thrifts, banks and other financial institutions. In addition, in February 1999, the Company added an investment accounting and reporting software product to its insurance systems business unit by acquiring the business of Annual Statement Automated Products, Inc.

  In March 1999, the Company acquired Automated Securities Clearance, Ltd., a provider of an equity order management software system for brokerage firms, electronic communications networks for trading over-the-counter stocks and wireless communication systems for trading exchange listed securities. Also in March 1999, the Company acquired Tiger Systems, Inc., a provider of electronic banking automation software systems and products.

  In March 1999, the Company entered into a definitive agreement to acquire Oshap Technologies Ltd., an Israel-based group of technology software firms whose principal holdings are a 98% ownership interest in MINT Technologies Ltd., a provider of solutions in the field of enterprise application integration, and a 77% ownership interest in Decalog NV, a provider of management and decision-support applications for asset managers.

  In addition, in March 1999, the Company sold two healthcare information systems businesses, Intelus Corporation and Med Data Systems, Inc.

COMPETITION

  Since most of the Company's computer services and software are specialized and technical in nature, the various market niches in which the Company competes have a relatively small number of significant competitors. Some of the Company's existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than the Company. The Company believes that, for most of its businesses, service, quality and reliability are more important competitive factors than price.

  In its investment support systems business, the Company competes with numerous other data processing and financial software vendors, which may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, most of which are much smaller than the Company. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, such as Automatic Data Processing, Inc., First Data Corporation, Reuters Group PLC, and The Thomson Corporation, and all of whom are also active acquirors. The Company also faces competition from the internal processing and development capabilities of its customers and prospects.

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

  The computer disaster recovery business is highly competitive. The Company's principal competitors in this business are Comdisco, Inc. and IBM Corporation, each of which have substantially greater financial and other resources than the Company. The Company also faces potential competition from major companies that have computer facilities that could be made available for disaster recovery use. The Company believes that it competes effectively as to the key competitive factors in this market, namely quality of facilities, scope and quality of services, level and quality of customer support, level of technical expertise and price. The Company also believes that its experience and reputation as the innovator in this business are important competitive advantages.

MARKETING

  Most of the Company's specialized computer services and software are marketed throughout the United States, and many are marketed internationally as well. The Company's international sales during 1998, 1997 and 1996 totalled approximately $269,676,000, $215,258,000 and $158,280,000, respectively.

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

EMPLOYEES

  At December 31, 1998, the Company had approximately 5,300 full-time employees. The Company believes that its success, in part, depends on its continuing ability to attract and retain skilled technical, marketing and management personnel. While data processing professionals and software developers are in high demand, the Company believes that, to date, it has been able to attract and retain highly qualified personnel. None of the Company's employees is covered by a collective bargaining contract. The Company believes that its employee relations are excellent.

PROPRIETARY PROTECTION

  The Company owns registered marks for the SUNGARD name and owns or has applied for trademark registration for many of its products and services. The Company has few registrations of its copyrights and has no patents. The Company believes that patents and the registration of its copyrights are of less significance in its business than software development skills, technological expertise and marketing capabilities, although the Company intends to consider the advisability of software patents in view of ongoing developments in that area. The Company relies primarily on contractual restrictions and copyright and trade secret laws for the protection of its proprietary services and software. The Company also has established policies requiring its personnel to maintain the confidentiality of the Company's proprietary property.

ITEM 2.  PROPERTIES

  The following table indicates the location and size of the Company's principal computer facilities and disaster recovery MegaCenters.

        LOCATION                                   PURPOSE                            SQUARE FEET
=================================================================================================

Birmingham, AL            SunGard Asset Management Systems, SunGard Employee               86,000
                          Benefit Systems and SunGard Mailing Services computer center.

Charlotte, NC             SunGard Trust Systems computer center.                           36,100

Fairfield, NJ             SunGard Portfolio Solutions computer center.                     22,000
   (near New York)

Hopkins, MN               SunGard Securities Systems computer center.                      46,200
   (near Minneapolis)

Northbrook, IL            SunGard Recovery Services MegaCenter.                            84,000
   (near Chicago)

Philadelphia, PA          SunGard Recovery Services MegaCenter.                           339,830

Roswell, GA               SunGard Recovery Services MegaCenter.                            37,800
   (near Atlanta)

Scottsdale, AZ            SunGard Recovery Services MegaCenter.                            15,300

Voorhees, NJ              SunGard Computer Services computer center.                       51,000
   (near Philadelphia)

Waltham, MA               SunGard Brokerage Systems computer center.                       31,300
   (near Boston)

Warminster, PA            SunGard Recovery Services MegaCenter.                            20,000
   (near Philadelphia)

Weehawken, NJ             Automated Securities Clearance computer center.                   7,500
  (near New York)
-------------------------------------------------------------------------------------------------

  The Company leases all of its offices and facilities, with the exception of its Voorhees, Warminster and Weehawken facilities, which are owned, and its Hopkins facility, which consists of two connected buildings, one leased and the other owned. The Company also owns its MetroCenters in St. Paul, Minnesota and Northbrook, Illinois and certain offices in Birmingham, Alabama. In addition, the Company leases space, primarily for sales offices, customer support offices, MetroCenters and remote operations centers, in many locations in the United States and internationally. The Company believes that its leased and owned facilities are adequate for the Company's present operations.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is presently a party to certain lawsuits arising in the ordinary course of its business. The Company believes that none of its current legal proceedings will be material to its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4.1   CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company who are not also directors are listed below.

        NAME           AGE  PRINCIPAL POSITIONS WITH SUNGARD DATA SYSTEMS INC.
==============================================================================

Andrew P. Bronstein     40  Vice President and Controller

Cristobal I. Conde      38  Executive Vice President

Philip L. Dowd          57  Senior Vice President

Lawrence A. Gross       46  Vice President and General Counsel

Michael K. Muratore     52  Senior Vice President

Donna J. Pedrick        49  Vice President-Human Resources

Michael J. Ruane        45  Chief Financial Officer and Vice President-Finance

Richard C. Tarbox       46  Vice President-Corporate Development
------------------------------------------------------------------------------

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

  Mr. Conde has been Executive Vice President of the Company since October 1998. From 1991 to October 1998, Mr. Conde was Chief Executive Officer of the SunGard Trading Systems Group. He was one of the founders of Devon Systems International, Inc., an independent software company, before it was acquired by the Company in 1987. Mr. Conde is a director and/or officer of some of the Company's domestic subsidiaries and many of its foreign subsidiaries.

  Mr. Dowd has been Senior Vice President of the Company since October 1998. From 1990 to October 1998, Mr. Dowd was Chief Executive Officer of the SunGard Trust and Shareholder Systems Group. He was President of SunGard Investment Systems Inc. from 1982 to 1990. Mr. Dowd is a director and/or officer of many of the Company's investment support systems subsidiaries.

  Mr. Gross has been Vice President and General Counsel of the Company since 1986 and Secretary of the Company since 1987. From 1979 to 1986, he was a lawyer with Blank, Rome, Comisky & McCauley, Philadelphia, and he has represented the Company since 1983. Mr. Gross is a director and officer of most of the Company's domestic subsidiaries and some of its foreign subsidiaries.

  Mr. Muratore has been Senior Vice President of the Company since October 1998. From 1995 to October 1998, Mr. Muratore was Chief Executive Officer of the SunGard Financial Systems Group, and from 1990 to 1995, he was Chief Executive Officer of the SunGard Computer Services Group. From 1985 to 1989, Mr. Muratore held various senior executive positions with the Company. Mr. Muratore is a director and/or officer of many of the Company's investment support systems subsidiaries.

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

  Mr. Tarbox has been Vice President-Corporate Development of the Company since 1987.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  This information is incorporated by reference to the section entitled STOCK INFORMATION in the Company's 1998 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


ITEM 6.  SELECTED FINANCIAL DATA

  This information is incorporated by reference to the section entitled SELECTED FINANCIAL INFORMATION in the Company's 1998 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the Company's 1998 Annual Report to Stockholders (included in
Exhibit 13.1 to this Report on Form 10-K).


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not use derivative financial instruments to manage market risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly-liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While changes in interest rates could decrease the Company's interest income, the Company does not consider the interest rate risk for these investments to be material.

  While 23% of the Company's 1998 revenues came from sales to customers located outside of the United States, more than half of these sales were U.S.-dollar denominated sales by the Company's U.S.-based operations. For the Company's foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

  This Part incorporates certain information from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders ("1999 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of the Company's 1999 Proxy Statement entitled REPORT OF THE COMPENSATION COMMITTEE AND EQUITY AWARD SUBCOMMITTEE and PERFORMANCE GRAPH shall not be deemed to be "filed" as part of this Report.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Company is incorporated by reference to the Company's 1999 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled ELECTION OF DIRECTORS.

  Information concerning executive officers of the Company who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

  This information is incorporated by reference to the Company's 1999 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled EXECUTIVE COMPENSATION.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's 1999 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled BENEFICIAL OWNERSHIP OF COMMON STOCK.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's 1999 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled EXECUTIVE COMPENSATION, BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  FINANCIAL STATEMENTS

  The following financial statements of the Company, supplementary data and related documents are incorporated by reference to the Company's 1998 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

  Report of Independent Accountants on Financial Statements, dated February 11, 1999, except as to subsequent events, for which the date is March 1, 1999

  Consolidated Statements of Income for each of the years ended December 31, 1998, 1997 and 1996

  Consolidated Balance Sheets as of December 31, 1998 and 1997

  Consolidated Statements of Cash Flows for each of the years ended December 31, 1998, 1997 and 1996

  Consolidated Statement of Stockholders' Equity for each of the years ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

  Quarterly Financial Information (unaudited)

  (a)(2) FINANCIAL STATEMENT SCHEDULES

  None.

  (a)(3)  EXHIBITS

  The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 19 of this Report. Exhibits 10.15 through 10.25 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

  (b)    REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              SUNGARD DATA SYSTEMS INC.

Date:   March 30, 1999        By:/s/ James L. Mann
                                 ----------------
                                 JAMES L. MANN,
                                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

              SIGNATURE                                      CAPACITY                            DATE

              ---------                                      --------                            ----


          /s/ James L. Mann                       Chief Executive Officer,                   March 30, 1999
--------------------------------------
              JAMES L. MANN                       President, and Chairman
                                                      of the Board of Directors
                                                      (principal executive officer)

          /s/ Michael J. Ruane                    Chief Financial Officer and                March 30, 1999
--------------------------------------                Vice President-Finance
              MICHAEL J. RUANE                        (principal financial officer)


          /s/ Andrew P. Bronstein                 Vice President and Controller              March 30, 1999
--------------------------------------                (principal accounting officer)
              ANDREW P. BRONSTEIN


          /s/ Gregory S. Bentley                   Director                                  March 30, 1999
---------------------------------------
              GREGORY S. BENTLEY


          /s/ Michael C. Brooks                    Director                                  March 30, 1999
---------------------------------------
              MICHAEL C. BROOKS


          /s/ Albert A. Eisenstat                  Director                                  March 30, 1999
---------------------------------------
              ALBERT A. EISENSTAT


          /s/ Bernard Goldstein                    Director                                  March 30, 1999
---------------------------------------
              BERNARD GOLDSTEIN


          /s/ Michael Roth                         Director                                  March 30, 1999
---------------------------------------
              MICHAEL ROTH


          /s/ Malcolm I. Ruddock                   Director                                  March 30, 1999
---------------------------------------
              MALCOLM I. RUDDOCK


          /s/ Lawrence J. Schoenberg               Director                                  March 30, 1999
---------------------------------------
              LAWRENCE J. SCHOENBERG

                                LIST OF EXHIBITS

NUMBER                              DOCUMENT
------                              --------

 3.1 Restated Certificate of Incorporation of the Company (filed with this Report).

 3.2        Amended and Restated Bylaws of the Company (filed with this Report).

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

10.2/2/     Amendment to the First Northbrook Lease, dated September 16, 1986.

10.3/3/     Amendment to the First Northbrook Lease, dated October 14, 1987.

10.4/4/     Amendment to the First Northbrook Lease, dated October 1, 1988.

10.5 Amendment to the First Northbrook Lease, dated September 29, 1998 (filed with this Report).

10.6/4/ Lease, dated October 1, 1988, between the Company and American National Bank and Trust Company of Chicago, relating to the Company's facility in Northbrook, Illinois ("Second Northbrook Lease").

10.7/5/     Amendment to the Second Northbrook Lease, dated September 15, 1989.

10.8/6/ Lease, dated April 12, 1984, between the Company and Broad and Noble Associates, Inc., relating to the Company's facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 ("401 Lease").

10.9/7/     Amendment to 401 Lease, dated October 9, 1995.

10.10/8/    Amendment to 401 Lease, dated December 23, 1996.

10.11/9/    Amendment to 401 Lease, dated March 1997.

10.12/9/    Amendment to 401 Lease, dated December 18, 1997.

10.13/10/   Lease, dated May 19, 1989, between the Company and Northmeadow
            Associates, relating to the Company's facility in Roswell, Georgia, Amendment thereto, dated June 1989, and Assignment and Assumption thereof, dated December 31, 1990.

10.14/11/   Credit Agreement, dated August 29, 1996, among the Company, certain banks and other financial institutions and PNC Bank, National
            Association, as Agent.

10.15/12/   The Company's 1986 Stock Option Plan, Amendments thereto, dated
            January 1, 1987, November 1, 1988, February 6, 1990, November 8,
            1991, February 16, 1993 and February 13, 1995, and United Kingdom
            Addendum thereto, dated February 12, 1991./16/

10.16/10/   The Company's 1988 Nonqualified Stock Option Plan and Amendment
            thereto, dated October 30, 1990./16/

10.17/5/ The Company's 1990 Amended and Restated Restricted Stock Incentive Plan./16/

10.18/13/   The Company's Restricted Stock Award Plan for Outside Directors./16/

10.19/14/   The Company's 1994 Equity Incentive Plan./16/

10.20/7/    The Company's 1996 Equity Incentive Plan./16/

10.21/8/ The United Kingdom Addendum to the Company's 1996 Equity Incentive Plan./16/

10.22/9/    The Company's 1998 Equity Incentive Plan./16/

10.23 Summary Description of the Company's Annual Executive Incentive Compensation Program (filed with this Report)./16/

10.24 Summary Description of the Company's Long-Term Executive Incentive Compensation Plan (filed with this Report)./16/

10.25/10/   Form of Indemnification Agreement entered into by the Company with its directors and officers./16/

10.26/15/   Agreement and Plan of Merger and Reorganization entered into by and among the Company, Information Data Inc. and Infinity Financial
            Technology, Inc., dated October 17, 1997.

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 expressly incorporated herein by reference (filed with this Report).

21.1        Subsidiaries of the Registrant (filed with this Report).

23.1 Consent of Independent Accountants regarding the Company's consolidated financial statements (filed with this Report).

27.1 Financial Data Schedule for the year ended December 31, 1998 (filed with this Report).
____________
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-3181).

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

(9) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989).

(10) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232).

(11) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-14232).

(12) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).

(13) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

(14) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).

(15) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-4 and Amendment No. 1 thereto (Registration No. 333-40053).

(16) Management contract or compensatory plan or arrangement.

                   INDEX OF EXHIBITS FILED WITH THIS REPORT



NUMBER                          DOCUMENT
------                          --------


3.1    Restated Certificate of Incorporation of the Company.

3.2    Amended and Restated Bylaws of the Company.

10.5   Amendment to the First Northbrook Lease, dated September 29, 1998

10.23 Summary Description of the Company's Annual Executive Incentive Compensation Program/(1)/

10.24 Summary Description of the Company's Long-Term Executive Incentive Compensation Plan/(1)/

13.1 Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 expressly incorporated herein by reference.

21.1   Subsidiaries of the Registrant.

23.1 Consent of Independent Accountants regarding the Company's consolidated financial statements.

27.1   Financial Data Schedule for the year ended December 31, 1998.


_______________

(1)    Management contract or compensatory plan or arrangement.