Form 10-Q
period 1999-03-31
SUNGARD DATA SYSTEMS INC
filed 1999-05-14
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
                                                              --------------

  [  ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ____________ to
          ___________

          COMMISSION FILE NUMBER 1-12989


                         SUNGARD/(R)/ DATA SYSTEMS INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    51-0267091
         -------------------                              ------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                 1285 DRUMMERS LANE, WAYNE, PENNSYLVANIA 19087
                 ---------------------------------------------
          (Address of principal executive offices, including zip code)

                                (610) 341-8700
                     ------------------------------------
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

There were 115,323,033 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 1999.

                           SUNGARD DATA SYSTEMS INC.
                               AND SUBSIDIARIES


                                     INDEX
                                                                        Page
                                                                        ----


Part I.  Financial Information

Item 1.  Financial Statements:

            Consolidated Balance Sheets as of March 31, 1999
            (unaudited) and December 31, 1998..........................   1

            Consolidated Statements of Income for the three months
            ended March 31, 1999 and 1998 (unaudited)..................   2

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998 (unaudited)..................   3

            Notes to Consolidated Financial Statements (unaudited).....   4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................  12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.  20


Part II.    Other Information

Item 1.     Legal Proceedings..........................................  20

Item 2.     Changes in Securities......................................  20

Item 3.     Defaults upon Senior Securities............................  20

Item 4.     Submission of Matters to a Vote of Security Holders........  20

Item 5.     Other Information..........................................  20

Item 6.     Exhibits and Reports on Form 8-K...........................  20

Signatures.............................................................  21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)

                                                                                               March 31,
                                                                                                 1999          December 31,
                                                                                             (Unaudited)         1998 (1)
                                                                                            ---------------   ----------------
Assets
Current:
   Cash and equivalents................................................................. $         329,650 $          252,122
   Short-term investments, at cost, which approximates market...........................            16,807             18,802
   Trade receivables, less allowance for doubtful accounts of $25,706 and $27,300.......           234,113            247,941
   Earned but unbilled receivables......................................................            45,383             38,534
   Prepaid expenses and other current assets............................................            32,846             31,203
   Deferred income taxes................................................................            27,519             21,570
                                                                                            ---------------   ----------------
       Total current assets.............................................................           686,318            610,172
Property and equipment, less accumulated depreciation of $264,949 and $254,389..........           140,615            139,002
Software products, less accumulated amortization of $109,351 and $109,606...............            67,526             72,250
Goodwill, less accumulated amortization of $46,623 and $46,242..........................           153,444            156,305
Deferred income taxes and other intangible assets, less accumulated
   amortization of $64,250 and $60,814..................................................           228,804            131,067
                                                                                            ---------------   ----------------
                                                                                         $       1,276,707 $        1,108,796
                                                                                            ===============   ================

Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt..................................... $          15,665 $           14,766
   Accounts payable.....................................................................            14,518             15,568
   Accrued compensation and benefits....................................................            79,655             89,320
   Other accrued expenses...............................................................            53,402             48,967
   Accrued income taxes.................................................................            37,117             22,292
   Deferred revenues....................................................................           139,324            138,020
                                                                                            ---------------   ----------------
       Total current liabilities........................................................           339,681            328,933
                                                                                            ---------------   ----------------
Long-term debt..........................................................................             2,563              2,816
                                                                                            ---------------   ----------------
Commitments.............................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized...................                --                 --
   Common stock, par value $.01 per share; 320,000 shares authorized;
      115,323 and 113,598 shares issued.................................................             1,153              1,136
   Capital in excess of par value.......................................................           478,947            281,802
   Restricted stock plans...............................................................            (1,268)            (1,591)
   Retained earnings....................................................................           465,091            503,674
   Accumulated other comprehensive loss.................................................            (9,460)            (6,933)
                                                                                            ---------------   ----------------
                                                                                                   934,463            778,088
  Treasury stock, at cost, 0 and 45 shares..............................................                --             (1,041)
                                                                                            ---------------   ----------------
     Total stockholders' equity.........................................................           934,463            777,047
                                                                                            ---------------   ----------------
                                                                                         $       1,276,707 $        1,108,796
                                                                                            ===============   ================

   (1) Restated for poolings of interests with Automated Securities Clearance, Ltd. and Sterling
       Wentworth Corporation.

                            See accompanying notes



                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                        --------------------------------
                                                                            1999             1998  (1)
                                                                        -------------      -------------
Revenues.............................................................$      319,581     $       276,303
                                                                        -------------      -------------
Costs and expenses:
  Cost of sales and direct operating.................................       136,085             116,350
  Sales, marketing and administration................................        68,550              59,898
  Product development................................................        28,439              25,817
  Depreciation of property and equipment.............................        14,757              13,634
  Amortization of intangible assets..................................        12,083              12,376
  Merger costs.......................................................        81,400               8,147
                                                                        -------------      -------------
                                                                            341,314             236,222
                                                                        -------------      -------------
Income (loss) from operations........................................       (21,733)             40,081
  Interest income....................................................         3,355               1,356
  Interest expense...................................................          (380)               (404)
                                                                        -------------      -------------
Income (loss) before income taxes and extraordinary gain.............       (18,758)             41,033
  Income taxes.......................................................        25,496              18,040
                                                                        -------------      -------------
Net income (loss) before extraordinary gain .........................       (44,254)             22,993
  Extraordinary gain on  sale of subsidiaries, net of income
     taxes of $6,096.................................................        10,371                  --
                                                                        -------------      -------------
Net income (loss) ...................................................$      (33,883)    $        22,993
                                                                        =============      =============

Pro forma net income (loss)..........................................$       (6,949)    $        22,201
                                                                        =============      =============

Pro forma basic net income (loss) per common share:
   Before extraordinary item.........................................$        (0.15)    $          0.20
                                                                        =============      =============
   After extraordinary item..........................................$        (0.06)    $          0.20
                                                                        =============      =============

Pro forma diluted net income (loss) per common share:
   Before extraordinary item.........................................$        (0.15)    $          0.19
                                                                        =============      =============
   After extraordinary item..........................................$        (0.06)    $          0.19
                                                                        =============      =============

Shares used to compute pro forma net income (loss) per common share:
   Basic.............................................................       114,945             110,355
                                                                        =============      =============
   Diluted...........................................................       114,945(2)          115,491
                                                                        =============      =============

  (1) Restated for poolings of interests with Automated Securities Clearance, Ltd. and Sterling
      Wentworth Corporation.
  (2) Excludes 4,388 shares which are anti-dilutive because of a net loss during the quarter.

                            See accompanying notes

                                       2

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           ------------------------------
                                                                                                1999         1998  (1)
                                                                                           ---------------- -------------
Cash flow from operations:
  Net income (loss).....................................................................  $       (33,883) $     22,993
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization......................................................           26,840        26,010
     Extraordinary gain on sale of subsidiaries, net of income taxes....................          (10,371)           --
     Noncash compensation charge resulting from acquisition of ASC......................           71,459            --
     Other noncash charges..............................................................            3,249         3,117
     Deferred income tax benefit........................................................           (3,996)       (2,688)
     Accounts receivable and other current assets.......................................              727       (19,183)
     Accounts payable and accrued expenses..............................................            5,173         8,613
     Deferred revenues..................................................................            3,059         7,228
                                                                                           ---------------- -------------
       Cash flow from operations........................................................           62,257        46,090
                                                                                           ---------------- -------------

Financing activities:
  Cash received under employee stock plans..............................................           13,439         6,324
  Cash received from borrowings.........................................................            3,006            50
  Pre-acquisition cash distributions to shareholders of acquired "S" corporations, net..           (2,922)       (1,223)
  Cash paid for debt repayments.........................................................           (2,434)       (1,686)
                                                                                           ---------------- -------------
       Total financing activities.......................................................           11,089         3,465
                                                                                           ---------------- -------------

Investment activities:
  Cash paid for acquired businesses, net of cash acquired...............................             (563)       (1,288)
  Cash paid for property and equipment..................................................          (16,942)      (23,207)
  Cash paid for software and other assets...............................................           (5,308)       (2,254)
  Cash paid for purchase of short-term investments......................................               --        (6,734)
  Cash received from sale of subsidiaries...............................................           25,000            --
  Cash received from sales and maturities of short-term investments.....................            1,995         8,671
                                                                                           ---------------- -------------
       Total investment activities......................................................            4,182       (24,812)
                                                                                           ---------------- -------------

Increase in cash and equivalents........................................................           77,528        24,743
Beginning cash and equivalents..........................................................          252,122        84,087
                                                                                           ---------------- -------------
Ending cash and equivalents.............................................................  $       329,650  $    108,830
                                                                                           ================ =============

Supplemental  information:
  Acquired businesses:
     Property and equipment.............................................................              503            24
     Software products..................................................................              650            --
     Goodwill and other intangible assets...............................................              160         2,025
     Deferred income taxes..............................................................          103,004            --
     Purchase price obligations and debt assumed........................................             (107)           --
     Net current liabilities assumed....................................................           (1,193)         (761)
     Common stock issued and net equity acquired in poolings of interests ..............         (102,454)           --
                                                                                           ---------------- -------------
Cash paid for acquired businesses, net of cash acquired.................................  $           563  $      1,288
                                                                                           ================ =============

  (1) Restated for poolings of interests with Automated Securities Clearance, Ltd. and Sterling Wentworth
       Corporation.

                            See accompanying notes



                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   ACQUISITIONS, MERGER COSTS AND SALE OF SUBSIDIARIES:

     POOLING-OF-INTERESTS TRANSACTIONS:

     During the first three months of 1999, the Company completed the acquisitions of Automated Securities Clearance, Ltd. (ASC), Sterling Wentworth Corporation (SWC), Tiger Systems, Inc. (Tiger), and DollarMark Solutions, Inc. (DollarMark). A total of 8,497,000 shares of common stock were issued in connection with these acquisitions, and all issued and outstanding options to buy common stock were converted into options to buy 1,400,000 shares of SunGard common stock. Except for the merger costs described below, the Company does not expect that these acquisitions will have a material effect on its financial condition or results of operations.

     The four acquisitions described above have been accounted for as poolings of interests. All historical financial information of the Company has been restated to include the historical financial information of ASC and SWC. Historical financial information has not been restated for the acquisitions of Tiger and DollarMark due to immateriality. These two acquisitions were recorded as of January 1, 1999.

     The Company and the former shareholder of ASC have jointly agreed, for federal income tax purposes, to treat the Company's acquisition of ASC stock as an acquisition of assets pursuant to Section 338 (h)(10) of the Internal Revenue Code of 1986. The primary effect of this election enables the Company to deduct, as amortization expense against taxable income, the fair value of the intangible assets acquired over the next fifteen years. While the tax deduction will reduce current income taxes payable over that fifteen year period, it will not reduce the Company's overall effective income tax rate since it arose in connection with a pooling-of-interests transaction, and generally accepted accounting principles require that such benefit be credited to additional paid-in-capital. The deferred income tax asset recorded in connection with this transaction was $103,000,000.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

2.   ACQUISITIONS, MERGER COSTS AND SALE OF SUBSIDIARIES, CONTINUED:

     POOLING-OF-INTERESTS TRANSACTIONS, CONTINUED:

     ASC was an "S" corporation prior to the merger with the Company; therefore, all income passed through directly to and all income taxes were paid directly by the shareholder of ASC. Net income and all net income per share amounts are presented on a pro forma basis since generally accepted accounting principles require that pro forma income taxes, which would have been incurred by ASC if ASC had been a "C" corporation, be reflected on the Consolidated Statements of Income for all periods presented.

     On March 9, 1999, the Company signed an agreement to acquire Oshap Technologies Ltd. (Oshap). Oshap is an Israeli-based technology company which has two principal majority-owned subsidiaries. One majority-owned subsidiary, MINT Software Technologies Ltd. (MINT), is a leading provider to the financial services industry of software solutions that enable the integration of disparate applications and networks. The other majority-owned subsidiary, Decalog N.V. (Decalog), provides comprehensive software solutions that enable global asset management organizations to automate critical steps in the investment management process. The acquisition is expected to be accounted for as a pooling of interests. A maximum of approximately 5,750,000 shares of SunGard common stock will be issued in connection with the acquisition of Oshap. The Company will also offer to acquire the minority interests in MINT and Decalog at a fixed price, which could result in an additional issuance of approximately 450,000 shares of SunGard common stock, plus a cash payment of between $25,000,000 and $35,000,000. Also, options to buy common stock of MINT and Decalog will be converted into approximately 500,000 options to buy shares of common stock of the Company. Total merger costs in connection with this acquisition, consisting primarily of investment banking, legal, accounting, and printing fees, are estimated to be approximately $5,000,000. These merger costs, which generally are not deductible for income tax purposes, will be recorded as an operating expense during the quarter in which the acquisition is completed, which is expected to be the third quarter of 1999. The acquisition of the minority interests will result in recording intangible assets of approximately $51,000,000.

     During the year ended December 31, 1998, Oshap recorded total revenues of $32,319,000, and a net loss (before an extraordinary gain, which totalled $3,074,000 after-tax) of $1,902,000. During the three months ended March 31, 1999, Oshap recorded total revenues of $10,599,000, and a net loss of $3,303,000. The net loss during the three months ended March 31, 1999 includes a write-off of approximately $2,020,000 (both before and after-tax) for fees incurred in connection with the aborted initial public offerings of MINT and Decalog, which had been planned prior to the Company signing an agreement to acquire Oshap, and $1,500,000 for Oshap's proportional share of one-time after-tax items incurred by Tecnomatix Technologies Ltd., a minority-owned investment. During the three months ended March 31, 1998, Oshap recorded total revenues of $6,426,000 and net income of $463,000.

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

2.   ACQUISITIONS, MERGER COSTS AND SALE OF SUBSIDIARIES, CONTINUED:


     A reconciliation of 1998 revenues, pro forma net income and pro forma net income per common share from those amounts originally reported to the amounts presented in the accompanying Consolidated Statements of Income follows (in thousands, except per share amounts):

                                            THREE MONTHS
                                               ENDED
                                           MARCH 31, 1998
                                           --------------

REVENUES:

  SunGard, as originally reported                $264,553
  ASC and SWC                                      11,750
                                                 --------
  Combined                                       $276,303
                                                 ========
PRO FORMA NET INCOME:

  SunGard, as originally reported                $ 19,796
  ASC and SWC                                       2,405
                                                 --------
  Combined                                       $ 22,201
                                                 ========
PRO FORMA BASIC NET INCOME PER COMMON
SHARE:

  SunGard, as originally reported                $   0.19
                                                 ========
  Combined                                       $   0.20
                                                 ========
PRO FORMA DILUTED NET INCOME PER COMMON
SHARE:

  SunGard, as originally reported                $   0.19
                                                 ========
  Combined                                       $   0.19
                                                 ========


     During the first three months of 1998, the Company completed the acquisition of Infinity Financial Technology, Inc. (Infinity). A total of 13,223,000 shares of common stock were issued in connection with the acquisition. The acquisition was accounted for as a pooling of interests, and all historical financial information of the Company was restated to include the historical financial information of Infinity.

     PURCHASE TRANSACTIONS:

     During the first three months of 1999, the Company completed the purchase of an insurance software system product line. Total cash paid in connection with this acquisition was $796,000, with no goodwill recorded.

                           SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

2.   ACQUISITIONS, MERGER COSTS AND SALE OF SUBSIDIARIES, CONTINUED:

     PURCHASE TRANSACTIONS, CONTINUED:

     During the first three months of 1998, the Company completed the purchase of a disaster recovery professional services business. Total cash paid in connection with this acquisition was $1,288,000. Goodwill recorded in connection with this acquisition was $744,000.

     MERGER COSTS:

     During the three months ended March 31, 1999 and 1998, the Company recorded merger costs of $81,400,000 ($54,960,000 pro forma after-tax, or $0.46 per pro forma diluted share) and $8,147,000 ($7,048,000 after-tax, or $0.06 per pro forma diluted share), respectively.

     The 1999 merger costs are associated with poolings of interests, and include a noncash compensation charge of $71,459,000 ($0.38 per pro forma diluted share) in connection with a pre-existing employment agreement with an executive of ASC, which obligated ASC to issue to the executive 25% of the shares issued in the merger. The fair value of those shares and related payroll costs were recorded as one-time costs associated with the merger.

     The 1998 merger costs are also associated with poolings of interests, and include restructuring costs of $2,700,000 ($0.01 per pro forma diluted share) associated with the merger with Infinity Financial Technology, Inc. Approximately $1,500,000 of these costs were severance payments associated with twenty-seven employees in duplicate software development and administrative functions (all of whom have been terminated), and approximately $1,200,000 of these costs were associated with the closing of duplicate office facilities.

     The balance of the 1999 and 1998 merger costs consist primarily of investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes.

     SALE OF SUBSIDIARIES:

     On March 31, 1999, the Company sold two wholly-owned subsidiaries which provide healthcare information systems. Total cash received in connection with the sale was $25,000,000, resulting in an after-tax gain of $10,371,000 ($0.09 per pro forma diluted share). The gain on sale was reflected on the Consolidated Statements of Income as an extraordinary item since generally accepted accounting principles require that a sale of assets following a recently completed business combination that was accounted for as a pooling of interests be reported as an extraordinary item. The Company does not expect that the sale of the two subsidiaries described above will have a material effect on its financial condition or results of operations.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

3.   SUBSEQUENT EVENT:

     On April 28, 1999, the Company issued 2,841,000 shares of common stock in exchange for all of the common stock of FDP Corp. (FDP). The acquisition will be accounted for as a pooling of interests, and all historical financial information of the Company will be restated to include the historical financial information of FDP. The transaction is not expected to have a material effect on the Company's financial condition or results of operations.

4.   SHARES USED IN COMPUTING PRO FORMA NET INCOME (LOSS) PER COMMON SHARE:

     The computation of the number of shares used in computing pro forma basic and diluted net income (loss) per common share for each of the three months ended March 31, 1999 and 1998 follows (in thousands):

                                                 THREE MONTHS
                                                     ENDED
                                                   MARCH 31,
                                              -------------------
                                               1999(a)     1998
                                              ----------  -------

Weighted-average number of common shares
 outstanding                                  114,645     110,268
Contingent shares                                 300          87
                                              -------     -------
Total shares used for calculation of pro
 forma basic net income (loss) per
 common share                                 114,945     110,355

Employee stock options (a)                          -       5,083
Contingent stock options (a)                        -          53
                                              -------     -------
Total shares used for calculation of pro
 forma diluted net income (loss) per
 common share                                 114,945     115,491
                                              =======     =======

(a) Diluted shares for the three months ended March 31, 1999 exclude 4,218 employee stock options and 170 contingent stock options, which are anti-dilutive because of a net loss during the quarter.

                          SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

5. UNAUDITED SUPPLEMENTAL 1998 AND 1999 QUARTERLY FINANCIAL AND SEGMENT INFORMATION RESTATED FOR POOLINGS OF INTERESTS:

     The following unaudited supplemental 1998 quarterly financial information (in thousands, except per share amounts) has been restated for the 1999 poolings of interests with ASC, SWC and FDP, and should be read in conjunction with the 1998 Form 10-K. The following unaudited supplemental financial information for the three months ended March 31, 1999 (in thousands, except per share amounts) has been restated for the April 1999 pooling of interests with FDP.


                                                                               Three Months Ended
                                                          ----------------------------------------------------------
                                                            March 31,      June 30,      Sept. 30,       Dec. 31,
                                                            1998  (1)      1998  (1)     1998  (1)      1998  (1)
                                                          -------------- -------------  ------------- --------------
Revenues...............................................   $      285,493 $     303,888  $     314,704 $      348,506
                                                          -------------- -------------  ------------- --------------

Costs and expenses:
  Cost of sales and direct operating...................          121,267       128,262        130,392        138,731
  Sales, marketing and administration..................           61,197        65,426         67,174         76,461
  Product development..................................           27,638        29,829         29,168         38,043
  Depreciation of property and equipment...............           13,933        14,483         15,016         14,869
  Amortization of intangible assets....................           12,393        11,993         13,041         15,228
  Merger costs.........................................            8,147           600          3,100             -
                                                          -------------- -------------  ------------- --------------
                                                                 244,575       250,593        257,891        283,332
                                                          -------------- -------------  ------------- --------------
Income (loss) from operations..........................           40,918        53,295         56,813         65,174
  Interest income......................................            1,647         1,914          2,208          2,949
  Interest expense.....................................             (411)         (359)          (340)          (693)
                                                          -------------- -------------  ------------- --------------
Income (loss) before income taxes and extraordinary gain          42,154        54,850         58,681         67,430
  Income taxes.........................................           18,432        21,896         23,729         29,090
                                                          -------------- -------------  ------------- --------------
Net income (loss) before extraordinary gain ...........           23,722        32,954         34,952         38,340
  Extraordinary gain on  sale of subsidiaries, net of
     income taxes of $6,096............................               -             -              -              -
                                                          -------------- -------------  ------------- --------------
Net income (loss) .....................................   $       23,722 $      32,954  $      34,952 $       38,340
                                                          ============== =============  ============= ==============

Pro forma net income (loss)............................   $       22,930 $      32,427  $      34,344 $       38,873
                                                          ============== =============  ============= ==============

Pro forma basic net income (loss) per common share:
   Before extraordinary item...........................   $         0.20 $        0.28   $       0.30  $        0.34
                                                          ============== =============   ============  =============
   After extraordinary item............................   $         0.20 $        0.28   $       0.30  $        0.34
                                                          ============== =============   ============  =============

Pro forma diluted net income (loss) per common share:
   Before extraordinary item...........................   $        0.19  $        0.27   $       0.29  $        0.32
                                                          =============  =============   ============  =============
   After extraordinary item............................   $        0.19  $        0.27   $       0.29  $        0.32
                                                          =============  =============   ============  =============

Shares used to compute pro forma net income per
   common share:
   Basic...............................................         112,748        114,001        115,277        115,853
                                                          =============  =============   ============  =============
   Diluted.............................................         118,006        118,996        120,331        120,455
                                                          =============  =============   ============  =============

                                                                               Three
                                                                Year           Months
                                                               Ended           Ended
                                                          ----------------  -------------
                                                              Dec. 31,       March 31,
                                                              1998  (1)       1999 (2)
                                                          ----------------  -------------
Revenues...............................................   $      1,252,591  $     331,788
                                                          ----------------  -------------

Costs and expenses:
  Cost of sales and direct operating....................           518,652        142,731
  Sales, marketing and administration...................           270,258         70,423
  Product development...................................           124,678         30,229
  Depreciation of property and equipment................            58,301         15,129
  Amortization of intangible assets.....................            52,655         12,300
  Merger costs..........................................            11,847         81,400(3)
                                                          ----------------  -------------
                                                                 1,036,391        352,212
                                                          ----------------  -------------
Income (loss) from operations...........................           216,200        (20,424)
  Interest income.......................................             8,718          3,656
  Interest expense......................................            (1,803)          (381)
                                                          ----------------  -------------
Income (loss) before income taxes and extraordinary gain           223,115        (17,149)
  Income taxes..........................................            93,147         26,011
                                                          ----------------  -------------
Net income (loss) before extraordinary gain ............           129,968        (43,160)
  Extraordinary gain on  sale of subsidiaries, net of
     income taxes of $6,096.............................                -          10,371
                                                          ----------------  -------------
Net income (loss) ......................................  $        129,968  $     (32,789)
                                                          ================  =============

Pro forma net income (loss).............................  $        128,574  $      (5,855)
                                                          ================  =============

Pro forma basic net income (loss) per common share:
   Before extraordinary item............................  $           1.12  $       (0.14)
                                                          ================  =============
   After extraordinary item.............................  $           1.12  $       (0.05)
                                                          ================  =============
Pro forma diluted net income (loss) per common share:
   Before extraordinary item............................  $           1.08  $       (0.14)
                                                          ================  =============
   After extraordinary item.............................  $           1.08  $       (0.05)
                                                          ================  =============

Shares used to compute pro forma net income per
   common share:
   Basic................................................           114,467        117,489
                                                          ================  =============
   Diluted..............................................           119,512        117,489(4)
                                                          ================  =============

             (1)Restated for 1999 poolings of interests with ASC, SWC and FDP.
             (2)Restated for April 1999 pooling of interests with FDP.
             (3)Excludes estimated merger costs of $1,500 related to the pooling of interests with FDP, which will be recorded during the second quarter of 1999.
             (4)Excludes 4,498 shares which are anti-dilutive because of a net loss during the quarter.


                          SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

5. UNAUDITED SUPPLEMENTAL 1998 AND 1999 QUARTERLY FINANCIAL AND SEGMENT INFORMATION RESTATED FOR POOLINGS OF INTERESTS, CONTINUED:

                                                                               Three Months Ended
                                                           ---------------------------------------------------------
                                                              March 31,      June 30,       Sept. 30,     Dec. 31,
Revenues:                                                     1998  (1)      1998  (1)      1998  (1)      1998  (1)
                                                           -------------- -------------  ------------- -------------
Investment support systems............................    $      201,175 $     217,924  $     224,989 $      253,630
Disaster recovery services............................            62,576        67,183         70,352         75,171
Computer services and other ..........................            21,742        18,781         19,363         19,705
                                                          -------------- -------------  ------------- --------------
                                                          $      285,493 $     303,888  $     314,704 $      348,506
                                                          ============== =============  ============= ==============

Income from operations:
  Investment support systems............................  $       38,919 $      41,594  $      42,199 $       41,833
  Disaster recovery services............................          10,213        13,028         18,256         23,357
  Computer services and other ..........................           2,971         2,418          3,314          3,803
  Corporate administration..............................          (3,038)       (3,145)        (3,856)        (3,819)
  Merger costs..........................................          (8,147)         (600)        (3,100)             -
                                                          -------------- -------------  ------------- --------------
                                                          $       40,918  $     53,295  $      56,813 $       65,174
                                                          ============== =============  ============= ==============
Operating margin:
  Investment support systems............................           19.3%         19.1%          18.8%          16.5%
  Disaster recovery services............................           16.3%         19.4%          25.9%          31.1%
  Computer services and other ..........................           13.7%         12.9%          17.1%          19.3%
  Total.................................................           14.3%         17.5%          18.1%          18.7%
  Total, excluding merger costs.........................           17.2%         17.7%          19.0%          18.7%

                                                                                Three
                                                               Year             Months
                                                               Ended            Ended
                                                          ----------------  -------------
                                                               Dec. 31,       March 31,
Revenues:                                                       1998  (1)        1999 (2)
                                                          ----------------  -------------

Investment support systems............................    $        897,718  $     238,899
Disaster recovery services............................             275,282         74,719
Computer services and other ..........................              79,591         18,170
                                                          ----------------  -------------
                                                          $      1,252,591  $     331,788
                                                          ================  =============

Income from operations:
  Investment support systems............................  $        164,545  $      50,130
  Disaster recovery services............................            64,854         13,202
  Computer services and other ..........................            12,506          1,741
  Corporate administration..............................           (13,858)        (4,097)
  Merger costs..........................................           (11,847)       (81,400)(3)
                                                          ----------------  -------------
                                                          $        216,200  $     (20,424)
                                                          ================  =============
Operating margin:
  Investment support systems............................             18.3%          21.0%
  Disaster recovery services............................             23.6%          17.7%
  Computer services and other ..........................             15.7%           9.6%
  Total.................................................             17.3%          -6.2%
  Total, excluding merger costs.........................             18.2%          18.4%

             (1)Restated for 1999 poolings of interests with ASC, SWC and FDP.
             (2)Restated for April 1999 pooling of interests with FDP.
             (3)Excludes estimated merger costs of $1,500 related to the pooling of interests with FDP, which will be recorded during the second quarter of 1999.

                            SUNGARD DATA SYSTEMS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

6.   COMPREHENSIVE INCOME:

     Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income. The calculation of comprehensive income for each of the three months ended March 31, 1999 and 1998 follows (in thousands):

                                                THREE MONTHS
                                                   ENDED
                                                 MARCH 31,
                                             ------------------
                                               1999      1998
                                             --------  --------
Pro forma net income (loss)                  $(6,949)  $22,201
Foreign currency translation loss             (2,527)     (359)
Estimated income tax benefit                   1,028       145
                                             -------   -------
Comprehensive pro forma net income (loss)    $(8,448)  $21,987
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

     During the three months ended March 31, 1999 and 1998, the Company recorded merger costs of $81,400,000 and $8,147,000 ($54,960,000 pro forma after-tax, or
$0.46 per pro forma diluted share, and $7,048,000 after-tax, or $0.06 per pro forma diluted share, respectively). The 1999 merger costs include a noncash compensation charge of $71,459,000 ($0.38 per pro forma diluted share) related to a pre-existing employment agreement with an executive of Automated Securities Clearance, Ltd. (ASC), which obligated ASC to issue to the executive 25% of the shares issued in the merger. The fair value of those shares and related payroll costs were recorded as one-time costs associated with the merger. ASC was an "S" corporation prior to the merger with SunGard; therefore, all income passed through directly to and all income taxes were paid directly by the shareholder of ASC.

     Net income and all net income per share amounts are presented on a pro forma basis since generally accepted accounting principles require that pro forma income taxes, which would have been paid by ASC if ASC had been a "C" corporation, be reflected on the Statement of Income for all periods presented.

     The 1998 merger costs include $2,700,000 ($0.01 per pro forma diluted share) for restructuring costs associated with the merger with Infinity Financial Technology, Inc. These costs were for severance associated with the elimination of duplicate development and administrative functions, and costs for the closing of duplicate office facilities.

     The balance of the 1999 and 1998 merger costs consist primarily of investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes.

     On March 31, 1999, the Company sold two wholly-owned healthcare information systems subsidiaries, Intelus Corporation and Med Data Systems, Inc. Total cash received in connection with the sale was $25,000,000, resulting in an after-tax gain of $10,371,000 ($0.09 per pro forma diluted share). The gain on sale was reflected on the Consolidated Statements of Income as an extraordinary item since generally accepted accounting principles require that a sale of assets following a business combination that was accounted for as a pooling of interests be reported as an extraordinary item.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

     The following supplemental unaudited income statement information and the following discussion of income from operations excludes all of the charges to operations and the extraordinary gain on sale of subsidiaries described above. The following supplemental unaudited income statement information should be read along with the consolidated unaudited financial statements and notes thereto included in this report. All 1998 financial information has been restated for the poolings of interests with ASC and SWC.

                           SUNGARD DATA SYSTEMS INC.
                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                  THREE MONTHS
                                                     ENDED
                                                   MARCH  31,
                                             ----------------------
Revenues:                                         1999        1998
                                              --------    --------
  Investment support systems                  $226,692    $191,985

  Disaster recovery services                    74,719      62,576

  Computer services and other                   18,170      21,742
                                              --------    --------

                                              $319,581    $276,303
                                              ========    ========
Income (loss) from operations:

  Investment support systems                  $ 48,821    $ 38,082

  Disaster recovery services                    13,202      10,213

  Computer services and other                    1,741       2,971

  Corporate administration                      (4,097)     (3,038)

  Merger costs                                 (81,400)     (8,147)
                                              --------    --------

                                              $(21,733)   $ 40,081
                                              ========    ========
Operating margin, excluding merger costs:

  Investment support systems                      21.5%       19.8%
                                              ========    ========

  Disaster recovery services                      17.7%       16.3%
                                              ========    ========

  Computer services and other                      9.6%       13.7%
                                              ========    ========

  Total                                           18.7%       17.5%
                                              ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

INCOME FROM OPERATIONS:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of more than forty-five operating units of various size and complexity. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. Since overall ISS results reflect the sum of the diverse results of individual operating units, there could be an adverse impact on ISS revenues and margins if too many individual units are unable to meet expectations.

     The ISS operating margin was 21.5% for the three month period ended March 31, 1999, as compared with 19.8% for the comparable period in 1998. The increase in the operating margin is due primarily to an increase in professional services revenues, productivity improvements, and, to a lesser extent, an increase in software license revenues.

     The Company expects that the full-year 1999 ISS operating margin will be slightly higher than the full-year 1998 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses and the level of product development spending.

     Disaster Recovery Services (DRS):

     The DRS operating margin was 17.7% during the three month period ended March 31, 1999, as compared with 16.3% for the comparable period in 1998. The increase in the operating margin is due primarily to an increase in revenues, especially in connection with mid-range, work-group recovery and network services, and a favorable settlement of a contract dispute, partially offset by equipment additions and upgrades, an increase in commission expenses resulting from new contract signings, and severance costs.

     The Company expects that the 1999 full-year DRS operating margin will approximate the 1998 full-year DRS operating margin. The most important factors affecting the DRS operating margin are the rate of new contract signings and contract renewals, and the timing and magnitude of equipment and facilities expenditures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

INCOME FROM OPERATIONS, CONTINUED:

     Computer Services and Other (CS):

     The CS operating margin was 9.6% during the three month period ended March 31, 1999, as compared with 13.7% for the comparable period in 1998. The decrease in the operating margin is due to a decline in revenues in the Company's healthcare information systems (HIS) business, and an increase in operating costs associated with equipment upgrades in the Company's remote-access computer processing business. On March 31, 1999, the Company sold two subsidiaries which provide healthcare information systems (see Note 2 of Notes to Unaudited Consolidated Financial Statements).

     The Company expects that the 1999 full-year CS operating margin will approximate the 1998 full-year CS operating margin. The most important factors affecting the CS operating margin continue to be the timing and magnitude of software license revenues related to the Company's work-flow productivity product, and revenue variability and timing of computer upgrades in both remote-access computer processing and automated mailing services businesses.

REVENUES:

     Total revenues for the three month period ended March 31, 1999 increased $43.3 million, or 16%, as compared with the corresponding period in 1998. Excluding acquired businesses, revenues increased approximately 12% during the three month period compared with the corresponding period in 1998. Excluding the restatement of 1998 revenues for the poolings of interests with ASC and SWC, total revenues increased 21%.

     Recurring revenues derived from computer processing, disaster recovery fees, professional services, software maintenance, and software and hardware rentals were $269.3 million, or 84% of total revenues, as compared with $224.4 million, or 81% of total revenues, during the comparable period in 1998.

     Professional services revenues totaled $56.6 million during the three month period ended March 31, 1999, as compared with $39.8 million during the comparable period in 1998. The increase in professional services revenues is due primarily to large installation and conversions of trust shareholder accounting and non-profit enterprise resource planning systems, and acquired businesses.

     Nonrecurring revenues, derived from software licenses and sales of third-party software and hardware, were $50.3 million during the three month period ended March 31, 1999, as compared with $51.9 million during the comparable period in 1998. Software license revenues totaled $44.6 million during the three month period ended March 31, 1999, as compared with $42.7 million during the comparable period in 1998. The increase in software license revenues was due primarily to investment support systems businesses acquired in 1998. The decline in third-party software and

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

REVENUES, CONTINUED:

hardware is primarily related to the timing and magnitude of system installations in the Company's HIS businesses.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Investment Support Systems:

     ISS revenues for the three month period ended March 31, 1999 increased $34.7 million, or 18%, as compared with the corresponding period in 1998. The increases in ISS revenues during the three month period is attributable to increases in recurring revenues of $32.7 million, and an increase in nonrecurring revenues of $2.0 million. Excluding acquired businesses, revenues increased approximately 14% during the three month period ended March 31, 1999, compared with the corresponding period in 1998. Excluding the restatement of 1998 revenues for the poolings of interests with ASC and SWC, ISS revenues increased 26%.

     Disaster Recovery Services:

     DRS revenues for the three month period ended March 31, 1999 increased $12.1 million, or 19%, as compared with the corresponding period in 1998. The increase, virtually all of which is internal growth, is attributable primarily to increases in revenues resulting from new contract signings and contract renewals, and to growth in mid-range, work-group recovery and network services.

     Computer Services and Other:

     CS revenues for the three month period ended March 31, 1999 decreased $3.6 million, or 16%, as compared with the corresponding period in 1998. The decrease is due to a decline in revenues in the Company's HIS businesses, offset partially by an increase in the Company's remote access computer services business. On March 31, 1999, the Company sold two subsidiaries which provide healthcare information systems (see Note 2 of Notes to Unaudited Consolidated Financial Statements).

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the three month period ended March 31, 1999 increased $19.7 million, or 17%, as compared with the corresponding period in 1998. The increase is due primarily to an increase in professional services provided to customers, DRS and ISS equipment upgrades and DRS facilities improvements, and acquired businesses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

COSTS AND EXPENSES, CONTINUED:

     Sales, marketing and administration expenses for the three month period ended March 31, 1999 increased $8.7 million, or 14%, as compared with the corresponding period in 1998. The increase is due primarily to acquired businesses, and DRS severance costs and incremental sales employees hired during the past year.

     Product development expenses for the three month period ended March 31, 1999 increased $2.6 million, or 10%, as compared with the corresponding period in 1998. The increase is due primarily to an increase in development spending in connection with various ISS products and acquired businesses. Development costs capitalized during the three month periods ended March 31, 1999 and 1998 were $100 thousand and $700 thousand, respectively.

     Depreciation of property and equipment for the three month period ended March 31, 1999 increased $1.1 million, or 8%, as compared with the corresponding period in 1998. The increase is due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of intangible assets for the three month period ended March 31, 1999 decreased $300 thousand, or 2%, as compared with the corresponding period in 1998. The decline is due primarily to fully amortized intangible assets of previously acquired businesses.

     Interest income for the three month period ended March 31, 1999 increased $2.0 million, or 147%, as compared with the corresponding period in 1998. The increase is due to higher cash and short-term investment balances.

     Excluding the effect of merger costs, which are generally nondeductible, and the extraordinary gain resulting from the sale of subsidiaries, the Company's pro forma effective income tax rate was 40.7% for the three month period ended March 31, 1999, as compared with a pro forma effective income tax rate of 40.5% during the three month period ended March 31, 1998, and a full-year 1998 effective income tax rate, excluding merger costs, of 40.7%.

     Due to the pooling of interests with ASC (an "S" corporation prior to the merger with the Company) during the first quarter of 1999, net income and all net income per share amounts are presented on a pro forma basis since generally accepted accounting principles require that pro forma income taxes, which would have been incurred by ASC if ASC had been a "C" corporation, be reflected on the Statements of Income for all periods presented. The pro forma income tax benefit during the three month period ended March 31, 1999 is primarily attributable to the one-time noncash compensation charge in connection with the ASC acquisition (see Note 2 of Notes to Unaudited Consolidated Financial Statements).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and short-term investments were $346.5 million at March 31, 1999, an increase of $75.5 million from December 31, 1998. At March 31, 1999, short and long-term debt totalled $18.2 million, an increase of $646 thousand from December 31, 1998.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements, contingent payments in connection with business acquisitions, and ordinary capital spending needs for at least the next twelve months. Furthermore, the Company has a $150.0 million credit agreement and believes it has the capacity to secure additional credit or issue equity to finance additional capital needs.

YEAR 2000 ISSUES:

     The Company has a comprehensive program to evaluate and address the impact of the year 2000 issues on its software products, processing services and disaster recovery operations. As part of this program, each of the Company's operating units is required to identify each item that must be modified or replaced, establish a plan to complete and test all required modifications and replacements, and then implement that plan. This program encompasses the Company's products that are sold to its customers, as well as third-party products that are resold to customers or are used internally by the Company. The Company is closely monitoring the progress of each of its operating units with their year 2000 compliance plans. The Company believes that it will successfully complete its year 2000 compliance program on a timely basis, without significant disruption to its customers or operations.

     Many of the Company's software and other products already are year 2000 compliant, so that they can handle dates in the year 2000 and beyond. The Company, however, is still working on year 2000 compliance projects for some of its important products. The Company estimates that modification and testing for approximately 95% of its software products were substantially completed as of March 31, 1999. The Company's goal is to substantially complete modification and testing for all of its software products by June 30, 1999. Nevertheless, year 2000 compliance testing will continue throughout 1999 for many of its products, which may uncover the need for additional modifications. In addition to its internal testing, the Company is participating in certain industry-wide year 2000 compliance tests such as those being conducted by the Securities Industry Association.

     The Company will carefully monitor its year 2000 compliance projects throughout 1999 and will continue to develop and refine contingency plans for these projects as testing results are analyzed. If the Company fails to make any of its significant products year 2000 compliant, or fails to meet its commitments to customers to complete major conversions to year 2000 compliant systems during 1999, then its business and financial results may be materially and adversely affected.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

YEAR 2000 ISSUES, CONTINUED:

     The Company believes that year 2000 compliance issues have caused some acceleration of software buying and conversion activity, and, therefore, that the Company's rate of internal growth may decline in the second half of 1999 or in the year 2000.

     Many third-party computer hardware, network, telecommunications, software and other products, services, and utilities interact with the Company's products and services, or are used by the Company as an integral part of its operations. The Company continues to evaluate these third-party products for year 2000 compliance, so that non-compliant products may be modified or replaced in a timely manner. In doing so, the Company is working with, and must rely upon, its outside vendors to meet year 2000 requirements. If any of the Company's important vendors fails to meet its year 2000 requirements, then the Company will switch to another vendor as soon as possible, which may have a material and adverse impact on the Company's business and financial results. Although the Company believes that all of its important vendors eventually will meet their year 2000 requirements, the Company cannot determine at this time whether or when year 2000 related problems will arise with its third-party products or whether any problems that do arise will have a material and adverse impact on the Company's business or financial results.

     The Company's overall year 2000 compliance program is on schedule, and the Company has paid and believes that it will continue to pay the expenses of this program using existing product development and support resources, without incurring significant incremental development expense, and using budgeted
capital expenditures.   Nevertheless, year 2000 modification and testing
activities have required the deferral of lower priority development projects.

     The Company does not maintain detailed accounting records that separately identify all of the costs associated with its year 2000 activities. In response to recent disclosure requirements regarding year 2000 matters, the Company has reviewed its accounting and product development records for the period beginning January 1, 1996 in an effort to estimate the costs of its year 2000 compliance program. The Company currently estimates that the total costs of its year 2000 compliance program since January 1, 1996 will be approximately $25.0 million in direct labor and benefit costs for modification and testing activities, plus approximately $12.0 million in capital expenditures. Through March 31, 1999, the Company has spent approximately $18.0 million in direct labor and benefit costs for modification and testing, plus approximately $3.0 million in capital expenditures. The remaining estimated direct labor and benefit costs for modification and testing activities of approximately $7.0 million include, in part, rough estimates to cover unanticipated modification work that may arise as a result of continued testing activity throughout 1999. The remaining estimated capital expenditures of approximately $9.0 million are to replace non-compliant computer and communications equipment, principally in the Company's DRS business.

     THE FOREGOING IS A YEAR 2000 READINESS DISCLOSURE MADE PURSUANT TO THE TERMS AND PROTECTIONS OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While changes in interest rates could decrease the Company's interest income, the Company does not consider the interest rate risk for these investments to be material.

     While approximately 23% of the Company's 1998 revenues came from sales to customers located outside of the United States, more than half of those sales were U.S. dollar-denominated sales by the Company's U.S.-based operations.
For the Company's foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

Part II.  OTHER INFORMATION:

          Item 1. Legal Proceedings:  None

          Item 2. Changes in Securities:  None

          Item 3. Defaults Upon Senior Securities:  None

          Item 4. Submission of Matters to a Vote of Security Holders:  None

          Item 5. Other Information: None

          Item 6. Exhibits and Reports on Form 8-K:

          (a) Exhibits:

          27.1 Financial Data Schedule for the quarter ended March 31, 1999

          27.2 Financial Data Schedule for the quarter ended March 31, 1998 (restated)

          27.3 Financial Data Schedule for the quarter ended June 30, 1998 (restated)

          27.4 Financial Data Schedule for the quarter ended September 30, 1998 (restated)

          27.5 Financial Data Schedule for the year ended December 31, 1998 (restated)

          27.6 Financial Data Schedule for the year ended December 31, 1997 (restated)

          27.7 Financial Data Schedule for the year ended December 31, 1996 (restated)

          (b) Reports on Form 8-K: None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SunGard Data Systems Inc.



Date:  May 14, 1999          By:             s/Michael J. Ruane
                                -----------------------------------------------
                                              Michael J. Ruane
                              Vice President-Finance and Chief Financial Officer
                                         (Principal Financial Officer)

                               LIST OF EXHIBITS


NUMBER                                  EXHIBIT
------                                  -------
27.1           Financial Data Schedule for the quarter ended March 31, 1999

27.2           Financial Data Schedule for the quarter ended March 31, 1998 (restated)

27.3           Financial Data Schedule for the quarter ended June 30, 1998 (restated)

27.4           Financial Data Schedule for the quarter ended September 30, 1998 (restated)

27.5           Financial Data Schedule for the year ended December 31, 1998 (restated)

27.6           Financial Data Schedule for the year ended December 31, 1997 (restated)

27.7           Financial Data Schedule for the year ended December 31, 1996 (restated)