Form 10-Q
period 1999-06-30
SUNGARD DATA SYSTEMS INC
filed 1999-08-16
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or
                                                              -------------

  [  ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from               to
                                                              -------------
          ------------.

          Commission file number 1-12989


                            SunGard(R) Data Systems Inc.
          ---------------                                --------------------
                (Exact name of registrant as specified in its charter)



                  Delaware                             51-    0267091
             -------------------                           ------------
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

There were 119,845,148 shares of the registrant's common stock, par value $.01 per share, outstanding at June 30, 1999.

                           SunGard Data Systems Inc.
                                And Subsidiaries


                                     Index

                                                                      Page
                                                                      ----

Part I.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998.............................   1

         Consolidated Statements of Income for the six and three months
         ended June 30, 1999 and 1998 (unaudited)......................   2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1999 and 1998 (unaudited)......................   3

         Notes to Consolidated Financial Statements (unaudited)........   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  20


Part II. Other Information

Item 1.  Legal Proceedings.............................................  20

Item 2.  Changes in Securities and Use of Proceeds.....................  20

Item 3.  Defaults upon Senior Securities...............................  20

Item 4.  Submission of Matters to a Vote of Security Holders...........  20

Item 5.  Other Information.............................................  21

Item 6.  Exhibits and Reports on Form 8-K..............................  21

Signatures.............................................................  22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            SunGard Data Systems Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                                                                             June 30,
                                                                                               1999            December 31,
                                                                                            (Unaudited)          1998 (1)
                                                                                           --------------     --------------
Assets
Current:
   Cash and equivalents............................................................      $       322,693    $       260,740
   Short-term investments, at cost, which approximates market......................               21,187             24,107
   Trade receivables, less allowance for doubtful accounts of $28,806 and $28,334..              258,160            256,126
   Earned but unbilled receivables.................................................               46,292             39,719
   Prepaid expenses and other current assets.......................................               30,770             31,748
   Deferred income taxes...........................................................               27,423             22,315
                                                                                           --------------     --------------
       Total current assets........................................................              706,525            634,755
Property and equipment, less accumulated depreciation of $281,073 and $259,384.....              154,303            144,842
Software products, less accumulated amortization of $114,284 and $109,276..........               83,062             72,250
Goodwill, less accumulated amortization of $49,964 and $46,653.....................              157,340            157,120
Deferred income taxes and other intangible assets, less accumulated
   amortization of $68,242 and $60,814.............................................              239,082            138,463
                                                                                           --------------     --------------
                                                                                         $     1,340,312    $     1,147,430
                                                                                           ==============     ==============





Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt................................      $        12,559    $        14,766
   Accounts payable................................................................               14,189             16,162
   Accrued compensation and benefits...............................................               66,851             91,731
   Other accrued expenses..........................................................               56,635             49,254
   Accrued income taxes............................................................                5,829             22,933
   Deferred revenues...............................................................              140,833            139,733
                                                                                           --------------     --------------
       Total current liabilities...................................................              296,896            334,579
                                                                                           --------------     --------------

Long-term debt.....................................................................                2,883              2,816
                                                                                           --------------     --------------
Commitments........................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized..............                    -                  -
   Common stock, par value $.01 per share; 320,000 shares authorized;
      119,845 and 116,031 shares issued............................................                1,198              1,161
   Capital in excess of par value..................................................              527,886            294,743
   Retained earnings...............................................................              523,901            523,738
   Accumulated other comprehensive loss............................................              (10,696)            (6,975)
                                                                                           --------------     --------------
                                                                                               1,040,533            811,076
  Treasury stock, at cost, 0 and 45 shares.........................................                    -             (1,041)
                                                                                           --------------     --------------
     Total stockholders' equity....................................................            1,040,533            810,035
                                                                                           --------------     --------------
                                                                                         $     1,340,312    $     1,147,430
                                                                                           ==============     ==============

     (1) Restated for poolings of interests with Automated Securities Clearance, Ltd., FDP Corp. and Sterling Wentworth Corporation.

                             See accompanying notes

                            SunGard Data Systems Inc.
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                 Six Months Ended              Three Months Ended
                                                                                     June 30,                       June 30,
                                                                              ------------------------      ------------------------
                                                                                1999         1998 (1)         1999         1998 (1)
                                                                              ---------     ----------      ---------     ----------
Revenues................................................................    $  665,224    $   589,381     $  333,436    $   303,888
                                                                              ---------     ----------      ---------     ----------

Costs and expenses:
  Cost of sales and direct operating......................................     284,421        249,530        141,690        128,263
  Sales, marketing and administration.....................................     136,734        126,623         66,311         65,426
  Product development.....................................................      60,304         57,467         30,075         29,829
  Depreciation of property and equipment..................................      30,456         28,416         15,327         14,483
  Amortization of intangible assets.......................................      24,788         24,386         12,488         11,993
  Merger costs............................................................      86,600          8,747          5,200            600
                                                                              ---------     ----------      ---------     ----------
                                                                               623,303        495,169        271,091        250,594
                                                                              ---------     ----------      ---------     ----------
Income from operations....................................................      41,921         94,212         62,345         53,294
  Interest income.........................................................       7,756          3,561          4,100          1,914
  Interest expense........................................................        (842)          (770)          (461)          (359)
                                                                              ---------     ----------      ---------     ----------
Income before income taxes and extraordinary gain.........................      48,835         97,003         65,984         54,849
  Income taxes............................................................      54,581         40,328         28,570         21,896
                                                                              ---------     ----------      ---------     ----------
Net income (loss) before extraordinary gain ..............................      (5,746)        56,675         37,414         32,953
  Extraordinary gain on sale of subsidiaries, net of income
     taxes of $6,096......................................................      10,371              -              -              -
                                                                              ---------     ----------      ---------     ----------
Net income ...............................................................       4,625         56,675         37,414         32,953
Pro forma income tax expense (benefit) resulting from acquired
   Sub S corporation                                                           (27,381)         1,318           (447)           526
                                                                              ---------     ----------      ---------     ----------
Pro forma net income......................................................  $   32,006    $    55,357     $   37,861    $    32,427
                                                                              =========     ==========      =========     ==========

Pro forma basic net income per common share:
   Before extraordinary item..............................................  $     0.18    $      0.49     $     0.32    $      0.28
                                                                              =========     ==========      =========     ==========
   After extraordinary item...............................................  $     0.27    $      0.49     $     0.32    $      0.28
                                                                              =========     ==========      =========     ==========

Pro forma diluted net income per common share:
   Before extraordinary item..............................................  $     0.18    $      0.47     $     0.31    $      0.27
                                                                              =========     ==========      =========     ==========
   After extraordinary item...............................................  $     0.26    $      0.47     $     0.31    $      0.27
                                                                              =========     ==========      =========     ==========

Shares used to compute pro forma net income per common share:
   Basic..................................................................     118,522        113,526        119,262        114,196
                                                                              =========     ==========      =========     ==========
   Diluted................................................................     122,494        118,678        122,627        119,191
                                                                              =========     ==========      =========     ==========

(1) Restated for poolings of interests with Automated Securities Clearance, Ltd., FDP Corp. and Sterling Wentworth Corporation.


                            See accompanying notes

                            SunGard Data Systems Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                               -----------------------
                                                                                                   1999      1998 (1)
                                                                                               ----------   ----------
Cash flow from operations:
  Net income .............................................................................    $    4,625   $   56,675
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization........................................................        55,244       52,802
     Extraordinary gain on sale of subsidiaries, net of income taxes......................       (10,371)           -
     Noncash compensation charge resulting from acquisition of ASC........................        71,459            -
     Other noncash charges................................................................         2,041        4,956
     Deferred income tax benefit..........................................................        (7,991)      (2,955)
     Accounts receivable and other current assets.........................................       (13,783)     (46,849)
     Accounts payable and accrued expenses................................................       (20,582)       6,445
     Deferred revenues....................................................................         2,603       14,501
                                                                                               ----------   ----------
       Cash flow from operations..........................................................        83,245       85,575
                                                                                               ----------   ----------

Financing activities:
  Cash received under employee stock plans................................................        27,014       15,218
  Cash received from borrowings...........................................................         3,050          106
  Pre-acquisition cash distributions to shareholders of acquired corporations, net........        (2,999)      (5,285)
  Pre-acquisition cash received from minority shareholders of BRUT........................             -        8,500
  Cash paid for debt repayments...........................................................        (6,086)      (6,829)
                                                                                               ----------   ----------
       Total financing activities.........................................................        20,979       11,710
                                                                                               ----------   ----------

Investment activities:
  Cash paid for acquired businesses, net of cash acquired.................................       (27,599)      (1,243)
  Cash paid for property and equipment....................................................       (40,315)     (39,443)
  Cash paid for software and other assets.................................................        (5,285)      (4,156)
  Cash paid for purchase of short-term investments........................................             -      (16,478)
  Cash received from sale of subsidiaries.................................................        25,000            -
  Cash received from sales and maturities of short-term investments.......................         5,928       19,577
                                                                                               ----------   ----------
       Total investment activities........................................................       (42,271)     (41,743)
                                                                                               ----------   ----------

Increase in cash and equivalents..........................................................        61,953       55,542
Beginning cash and equivalents............................................................       260,740       88,196
                                                                                               ----------   ----------
Ending cash and equivalents...............................................................    $  322,693   $  143,738
                                                                                               ==========   ==========

Supplemental information:


  Acquired businesses:
     Property and equipment...............................................................           884          380
     Software products....................................................................        17,306          145
     Goodwill and other intangible assets.................................................        11,593        2,412
     Deferred income taxes................................................................       103,004            -
     Purchase price obligations and debt assumed..........................................          (943)        (901)
     Net current liabilities assumed......................................................          (973)      (2,088)
     Common stock issued and net equity acquired in poolings of interests.................      (103,272)       1,295
                                                                                               ----------   ----------
Cash paid for acquired businesses, net of cash acquired...................................    $   27,599   $    1,243
                                                                                               ==========   ==========

(1) Restated for poolings of interests with Automated Securities Clearance, Ltd., FDP Corp. and Sterling Wentworth Corporation.

                             See accompanying notes
                                        3

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Acquisitions, Merger Costs and Sale of Subsidiaries:

     Pooling-of-Interests Transactions:

     During the first six months of 1999, the Company completed the acquisitions of Automated Securities Clearance, Ltd. (ASC), DollarMark Solutions, Inc. (DollarMark), FDP Corp. (FDP), Objective Resource Group, Inc. (ORG), Sterling Wentworth Corporation (SWC), and Tiger Systems, Inc. (Tiger). A total of 11,665,000 shares of common stock were issued in connection with these acquisitions, and all issued and outstanding options to buy common stock were converted into options to buy 1,600,000 shares of the Company's common stock. Except for the merger costs described below, the Company does not expect that these acquisitions, individually or in the aggregate, will have a material effect on its 1999 financial condition or results of operations.

     The six acquisitions described above have been accounted for as poolings of interests. All historical financial information of the Company has been restated to include the historical financial information of ASC, FDP and SWC. Historical financial information has not been restated for the acquisitions of DollarMark, ORG and Tiger due to immateriality. Each acquisition was recorded as of the beginning of the quarter during which it was completed.

     The Company and the former shareholder of ASC have agreed, for federal income tax purposes, to treat the Company's acquisition of ASC stock as an acquisition of assets pursuant to Section 338 (h)(10) of the Internal Revenue Code of 1986. The primary effect of this election enables the Company to deduct, as amortization expense against taxable income over the next fifteen years, the fair value of the intangible assets acquired. While the tax deduction will reduce current income taxes payable over that fifteen year period, it will not reduce the Company's overall effective income tax rate since it arose in connection with a pooling-of-interests transaction, and generally accepted accounting principles require that such benefit be credited to additional paid-in-capital. The deferred income tax asset recorded in connection with this transaction was $103,000,000.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

2.       Acquisitions, Merger Costs and Sale of Subsidiaries, continued:

         Pooling-of-Interests Transactions, continued:

         ASC was an "S" corporation before the Company acquired it; therefore, all income passed through directly to and substantially all income taxes were paid directly by the former shareholder of ASC. Net income and all net income per share amounts are presented on a pro forma basis since generally accepted accounting principles require that pro forma income taxes which would have been incurred by ASC if ASC had been a "C" corporation be reflected in the Consolidated Statements of Income for all periods presented.

         A reconciliation of 1998 revenues, pro forma net income and pro forma net income per common share from those amounts originally reported to the amounts presented in the accompanying Consolidated Statements of Income follows (in thousands, except per share amounts):

                                             Six Months           Three Months
                                                Ended                Ended
                                            June 30, 1998        June 30, 1998
                                            -------------        -------------
Revenues:
  SunGard, as originally reported              $ 546,900           $ 282,347
  ASC, FDP and SWC                                42,481              21,541
                                                --------            --------
  Combined                                     $ 589,381           $ 303,888
                                                ========            ========


  Pro forma net income:
    SunGard, as originally reported            $  49,518           $  29,722
    ASC, FDP and SWC                               5,839               2,705
                                                --------            --------
     Combined                                  $  55,357           $  32,427
                                                ========            ========


Pro forma basic net income per common
share:
  SunGard, as originally reported              $    0.48           $    0.29
                                                ========            ========
  Combined                                     $    0.49           $    0.28
                                                ========            ========

Pro forma diluted net income per common
share:
  SunGard, as originally reported              $    0.46           $    0.28
                                                ========            ========
  Combined                                     $    0.47           $    0.27
                                                ========            ========

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)

2.   Acquisitions, Merger Costs and Sale of Subsidiaries, continued:

     Purchase Transactions:

     During the first six months of 1999, the Company completed five acquisitions accounted for by the purchase method. Total cash paid in connection with these acquisitions was $27,445,000. Goodwill recorded in connection with these acquisitions was $5,684,000.

     Merger Costs:

     During the six and three months ended June 30, 1999, the Company recorded merger costs of $86,600,000 ($58,725,000 pro forma after-tax, or $0.48 per pro forma diluted share) and $5,200,000 ($3,765,000 pro forma after-tax, or $0.03 per pro forma diluted share), respectively.

     During the six and three months ended June 30, 1998, the Company recorded merger costs of $8,747,000 and $600,000 ($7,648,000 pro forma after-tax, or $0.06 per pro forma diluted share, and $600,000 pro forma after-tax, or less than $0.01 per pro forma diluted share), respectively.

     The 1999 merger costs are associated with poolings of interests, and include a noncash compensation charge of $71,459,000 ($0.37 per pro forma diluted share) in connection with a pre-existing employment agreement with an executive of ASC, which obligated ASC to issue to the executive 25% of the shares issued in the merger. The fair value of those shares and related payroll costs were recorded as one-time costs associated with the merger.

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)

2.   Acquisitions, Merger Costs and Sale of Subsidiaries, continued:

     Merger Costs, continued:

     The 1998 merger costs are also associated with poolings of interests, and include restructuring costs of $2,700,000 ($0.01 per pro forma diluted share) related to the merger with Infinity Financial Technology, Inc. Approximately $1,500,000 of these costs were severance payments associated with twenty-seven employees in duplicate software development and administrative functions (all of whom have been terminated), and approximately $1,200,000 of these costs were associated with the closing of duplicate office facilities.

     The balance of the 1999 and 1998 merger costs consists primarily of investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes.

     Sale of Subsidiaries:

     On March 31, 1999, the Company sold two wholly owned subsidiaries which provided healthcare information systems. Total cash received in connection with the sale was $25,000,000, resulting in an after-tax gain of $10,371,000 ($0.08 per pro forma diluted share). The gain on sale was reflected on the Consolidated Statements of Income as an extraordinary item since generally accepted accounting principles require that a sale of assets following a recently completed business combination that was accounted for as a pooling of interests be reported as an extraordinary item. The Company does not expect that the sale of the two subsidiaries described above will have a material effect on its financial condition or results of operations.

3.   Subsequent Event:

     On July 13, 1999, the Company completed the acquisition of Oshap Technologies Ltd. (Oshap). Oshap is an Israeli-based technology company which has two principal majority-owned subsidiaries, MINT Software Technologies Ltd.
(MINT) and Decalog N.V.(Decalog). Mint is a provider to the financial services industry of software solutions that enable the integration of disparate applications and networks. Decalog provides comprehensive software solutions that enable global asset management organizations to automate critical steps in the investment management process. A total of 5,128,000 shares were issued in connection with the acquisition, which has been accounted for as a pooling of interests. In addition, the Company also acquired the minority interests in MINT and Decalog, which resulted in the issuance of 407,000 shares of the Company's common stock, a cash payment of approximately $26,000,000 and the conversion of unvested stock options in MINT and Decalog into options to acquire 435,000 shares of the Company's common stock. The acquisition of the minority interests resulted in the Company recording intangible assets of approximately $51,000,000 in the third quarter of 1999.

                           SunGard Data Systems Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)

3.   Subsequent Event, continued:

     Total merger costs in connection with the acquisition of Oshap, consisting primarily of investment banking, legal, accounting, and printing fees, are estimated to be approximately $6,500,000. These merger costs, which generally are not deductible for income tax purposes, will be recorded as an operating expense during the third quarter of 1999.

     During the year ended December 31, 1998, Oshap recorded total revenues of $32,319,000, and a net loss of $1,902,000 (before an extraordinary gain, which totalled $3,074,000 after-tax). During the six months ended June 30, 1999, Oshap recorded total revenues of $21,166,000, and a net loss of $4,415,000. The net loss during the six months ended June 30, 1999 includes a write-off of approximately $2,020,000 (both before and after-tax) for fees incurred in connection with the aborted initial public offerings of MINT and Decalog, which had been planned prior to the Company signing an agreement to acquire Oshap, and $1,505,000 for Oshap's proportional share of one-time after-tax items incurred by Tecnomatix Technologies Ltd., a minority-owned investment. During the six months ended June 30, 1998, Oshap recorded total revenues of $13,910,000 and a net loss of $456,000, including a $1,803,000 one-time charge related to Oshap's minority-owned investment in iKnowledge, Inc.

4.   Comprehensive Income:

     Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that, under generally accepted accounting principles, are excluded from the determination of net income. The calculation of comprehensive income for each of the six and three months ended June 30, 1999 and 1998 follows (in thousands):

                                                  Six Months             Three Months
                                                    Ended                   Ended
                                                   June 30,                June 30,
                                              -------------------    --------------------
                                                1999       1998        1999        1998
                                              --------   --------    --------    --------

Pro forma net income                          $32,006    $55,357     $37,861     $32,427
Foreign currency translation gain              (3,721)       181      (1,172)        531
Estimated income tax benefit (expense)          1,494        (74)        473        (216)
                                              -------    -------     -------     -------
Comprehensive pro forma net income            $29,779    $55,464     $37,162     $32,742
                                              =======    =======     =======     =======

                           SunGard Data Systems Inc.
            Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)

5.   Shares Used in Computing Pro Forma Net Income Per Common Share:

     The computation of the number of shares used in computing pro forma basic and diluted net income per common share for each of the six and three months ended June 30, 1999 and 1998 follows (in thousands):

                                                     Six Months         Three Months
                                                       Ended               Ended
                                                      June 30,            June 30,
                                                -------------------   -----------------
                                                 1999       1998        1999      1998
                                                -------   -------     -------   -------

Weighted-average number of common shares
 outstanding                                    118,308   113,483     119,129   114,196

Contingent shares                                   214        43         133         -
                                                -------   -------     -------   -------
Total shares used for calculation of pro
 forma basic net income per common share        118,522   113,526     119,262   114,196



Employee stock options                            3,972     5,083       3,365     4,927
Contingent stock options                              -        69           -        68
                                                -------   -------     -------   -------
Total shares used for calculation of pro
 forma diluted net income per common share      122,494   118,678     122,627   119,191
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

     During 1999 and 1998, the Company completed certain acquisitions accounted for as poolings of interests, which required restatement of prior period results. Also during 1999 and 1998, the Company recorded merger costs associated with poolings of interests. In addition, on March 31, 1999, the Company sold two wholly owned healthcare information systems businesses. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

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

                           SunGard Data Systems Inc.
                    Supplemental Income Statement Information
                                 (In thousands)
                                   (Unaudited)


                                                              Six Months                   Three Months
                                                                Ended                         Ended
                                                               June 30,                      June 30,
                                                              ----------                   ------------

                                                         1999          1998            1999           1998
                                                       --------      ---------       --------       --------
Revenues:
  Investment support systems                          $ 474,466     $  419,099      $ 235,567      $ 217,924
  Disaster recovery services                            155,839        129,759         81,120         67,183
  Computer services and other                            34,919         40,523         16,749         18,781
                                                       --------      ---------       --------       --------
                                                      $ 665,224     $  589,381      $ 333,436      $ 303,888
                                                       ========      =========       ========       ========


Income from operations:
  Investment support systems                          $  94,903     $   80,512      $  44,773      $  41,593
  Disaster recovery services                             36,056         23,241         22,854         13,028
  Computer services and other                             5,715          5,389          3,974          2,418
  Corporate administration                               (8,153)        (6,183)        (4,056)        (3,145)
  Merger costs                                          (86,600)        (8,747)        (5,200)          (600)
                                                       --------       --------       --------       --------
                                                      $  41,921     $   94,212      $  62,345      $  53,294
                                                       ========      =========       ========       ========

Operating margin, excluding merger costs:
  Investment support systems                              20.0%          19.2%          19.0%          19.1%
                                                       ========      =========       ========       ========
  Disaster recovery services                              23.1%          17.9%          28.2%          19.4%
                                                       ========      =========       ========       ========
  Computer services and other                             16.4%          13.3%          23.7%          12.9%
                                                       ========      =========       ========       ========
  Total                                                   19.3%          17.5%          20.3%          17.7%
                                                       ========      =========       ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Income from Operations:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of more than forty-five operating units organized into twelve groups of businesses. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. Since overall ISS results reflect the sum of the diverse results of individual operating units, there could be an adverse impact on ISS revenues and margins if too many individual units are unable to meet expectations.

     The ISS operating margin was 20.0% and 19.0% for the six and three month periods ended June 30, 1999, as compared with 19.2% and 19.1% for the comparable periods in 1998. The increase in the operating margin during the six month period is due primarily to an increase in professional services revenues, partially offset by a decline in the percentage of software license revenues to total revenues. The slight decline in the operating margin during the three month period is due primarily to lower software license revenues.

     The Company expects that the full-year 1999 ISS operating margin will approximate the full-year 1998 ISS operating margin. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses and the level of product development spending.

     Disaster Recovery Services (DRS):

     The DRS operating margin was 23.1% and 28.2% during the six and three month periods ended June 30, 1999, as compared with 17.9% and 19.4% for the comparable periods in 1998. The increases in the operating margins are due primarily to increases in revenues, especially in connection with mid-range, work-group recovery and network services, and the favorable settlement of a contract dispute. The increases in the operating margins were partially offset by equipment additions and upgrades, increases in commission expenses resulting from new contract signings, and severance costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Income from Operations, continued:

     Computer Services and Other (CS):

     The CS operating margin was 16.4% and 23.7% during the six and three month periods ended June 30, 1999, as compared with 13.3% and 12.9% for the comparable periods in 1998. The increases in the operating margins are due to the sale of two healthcare information systems businesses on March 31, 1999 (see Note 2 of Notes to Unaudited Consolidated Financial Statements) and an increase in revenues in the Company's remote-access computer processing business, partially offset by lower revenues in the Company's automated mailing services business and an increase in operating costs associated with equipment upgrades in the Company's remote-access computer processing business.

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

Revenues:

     Total revenues for the six and three month periods ended June 30, 1999 increased $75.8 million, or 13%, and $29.5 million, or 10%, as compared with the corresponding periods in 1998. Excluding acquired businesses, revenues increased approximately 11% and 8% during the six and three month periods compared with 18% during the six and three month periods in 1998. The decline in the internal growth rate was due primarily to lower risk management and derivatives-related software license revenues, to the effect of a large shareholder accounting systems conversion in 1998, and, to a lesser extent, a decline in revenues resulting from the sale of two healthcare information systems businesses. Excluding the restatement of revenues for the poolings of interests with ASC, FDP and SWC, total revenues increased 19% and 18% during the six and three month periods ended June 30, 1999 compared with the corresponding periods in 1998.

     During the six and three month periods ended June 30, 1999, recurring revenues derived from computer processing, disaster recovery fees, professional services, software maintenance, and software and hardware rentals were $560.4 million, or 84% of total revenues, and $281.4 million, or 84% of total revenues, respectively, as compared with $475.7 million, or 81% of total revenues, and $243.6 million, or 80% of total revenues, respectively, during the comparable periods in 1998.

     Professional services revenues totaled $121.5 million and $57.3 million during the six and three month periods ended June 30, 1999, respectively, as compared with $97.7 million and $52.6 million during the comparable periods in 1998. The increases in professional services revenues are due primarily to an increase in risk integration and brokerage system professional services, as well as

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

acquired businesses and installations and conversions of non-profit enterprise resource planning systems, partially offset by a large shareholder accounting system conversion in 1998.

     Nonrecurring revenues, derived from software licenses and sales of third-party software and hardware, were $104.8 million and $52.1 million during the six and three month periods ended June 30, 1999, respectively, as compared with $113.7 million and $60.3 million during the comparable periods in 1998. Software license revenues totaled $94.1 million and $47.1 million during the six and three month periods ended June 30, 1999, respectively, as compared with $93.6 million and $49.3 million during the comparable periods in 1998. The relatively flat software license revenues during the six month period, and the small decline during the three month period, were due primarily to a decline in risk management and derivatives-related software license revenues, as well as a decline in software revenues resulting from the sale of two of the Company's healthcare information systems businesses, partially offset by software license revenues from acquired businesses. The decline in revenues from third-party software and hardware is primarily related to the sale of two of the Company's healthcare information systems businesses, and, to a lesser extent, a decline in sales of hardware associated with large trust and custody systems.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Investment Support Systems:

     ISS revenues for the six and three month periods ended June 30, 1999 increased $55.4 million and $17.6 million, or 13% and 8%, respectively, as compared with the corresponding periods in 1998. The increases in ISS revenues during the six and three month periods are attributable to increases in recurring revenues of $58.9 million and $24.0 million, respectively, partially offset by declines in nonrecurring revenues of $3.5 million and $6.4 million during the six and three months ended June 30, 1999, respectively. The increases in recurring revenues are due primarily to growth in brokerage systems and investment systems, and to acquired businesses. The increases were partially offset by a large shareholder system conversion in 1998. The decline in nonrecurring revenues is due to lower risk management and derivatives-related software license revenues, partially offset by acquired businesses.

     Excluding acquired businesses, ISS revenues increased approximately 10% and 5% during the six and three month periods ended June 30, 1999, respectively, compared with 18% during the six and three month periods in 1998. The decline in the internal growth rate was due primarily to lower risk management and derivatives-related software license revenues and the effect of a large shareholder accounting systems conversion in 1998. Excluding the restatement of revenues for the poolings of interests with ASC, FDP and SWC, ISS revenues increased 23% and 20% during the six and three months ended June 30, 1999, respectively, as compared with the corresponding periods in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Revenues, continued:

     Disaster Recovery Services:

     DRS revenues for the six and three month periods ended June 30, 1999 increased $26.1 million, or 20%, and $13.9 million, or 21%, respectively, as compared with the corresponding periods in 1998. The increases, virtually all of which is internal growth, are attributable primarily to increases in revenues resulting from new contract signings and contract renewals, growth in mid-range, work-group recovery and network services, and an increase in both professional services and software licenses in the Company's Disaster Recovery Planning Solutions business.

     Computer Services and Other:

     CS revenues for the six and three month periods ended June 30, 1999 decreased $5.6 million, or 14%, and $2.0 million, or 11%, respectively, as compared with the corresponding periods in 1998. Excluding the sale of two healthcare information systems businesses, revenues declined 3% during the six month period, and increased 17% during the three month period. The decrease during the six month period is due to a decline in healthcare information systems revenues during the first quarter of 1999 and a decline in revenues in the Company's automated mailing services business, partially offset by an increase in remote access computer services. The increase during the three month period is due to an increase in revenues from the Company's remote access computer services business, partially offset by a decline in revenues from automated mailing services.

Costs and Expenses:

     Cost of sales and direct operating expenses for the six and three month periods ended June 30, 1999 increased $34.9 million, or 14%, and $13.4 million, or 10%, as compared with the corresponding periods in 1998. The increases are due primarily to DRS and ISS equipment upgrades and DRS facilities improvements, acquired businesses, and an increase in costs associated with professional services provided to customers, partially offset by lower costs resulting from the sale of two of the Company's healthcare information systems businesses.

     Sales, marketing and administration expenses for the six and three month periods ended June 30, 1999 increased $10.1 million, or 8%, and $0.9 million, or 1%, as compared with the corresponding periods in 1998. The increases are due primarily to acquired businesses, DRS severance costs and additional sales employees hired during the past year, partially offset by a reduction in expenses associated with the Company's long-term incentive plan, a favorable settlement of a DRS contract dispute, and lower costs resulting from the sale of two of the Company's healthcare information systems businesses.

     Product development expenses for the six and three month periods ended June 30, 1999 increased $2.8 million, or 5%, and $0.2 million, or less than 1%, as compared with the corresponding periods in 1998. The increases are due primarily to acquired businesses, partially offset by a decline

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Continued)

Costs and Expenses, continued:

in development spending associated with risk management and derivatives-related software products and lower costs resulting from the sale of two of the Company's healthcare information systems businesses. Development costs capitalized during the six and three month periods ended June 30, 1999 were $0.2 million and $0.1 million, respectively, as compared with $1.3 million and $0.7 million during the comparable periods in 1998.

     Depreciation of property and equipment for the six and three month periods ended June 30, 1999 increased $2.0 million, or 7%, and $0.8 million, or 6%, as compared with the corresponding periods in 1998. The increases are due primarily to purchases of computer and telecommunications equipment, DRS facility improvements and acquired businesses.

     Amortization of intangible assets for the six and three month periods ended June 30, 1999 increased $0.4 million, or 2%, and $0.5 million, or 4%, as compared with the corresponding periods in 1998. The increases are due to recently acquired businesses, partially offset by fully amortized intangible assets of previously acquired businesses.

     Interest income for the six and three month periods ended June 30, 1999 increased $4.2 million, or 118%, and $2.2 million, or 114%, as compared with the corresponding periods in 1998. The increases are due to higher cash and short-term investment balances.

     Excluding the effect of merger costs, which are generally nondeductible, and the extraordinary gain resulting from the sale of two healthcare information systems businesses, the Company's pro forma effective income tax rate was 40.3% for the six month period ended June 30, 1999, as compared with a pro forma effective income tax rate of 40.4% during the six month period ended June 30, 1998.

     Due to the pooling of interests with ASC (an "S" corporation prior to the merger with the Company), net income and all net income per share amounts are presented on a pro forma basis since generally accepted accounting principles require that pro forma income taxes, which would have been incurred by ASC if ASC had been a "C" corporation, be reflected on the Statements of Income for all periods presented. The pro forma income tax benefit during the six month period ended June 30, 1999 is primarily attributable to the one-time noncash compensation charge in connection with the ASC acquisition (see Note 2 of Notes to Unaudited Consolidated Financial Statements).

Liquidity and Capital Resources:

     Cash and short-term investments were $343.9 million at June 30, 1999, an increase of $59.0 million from December 31, 1998. At June 30, 1999, short and long-term debt totalled $15.4 million, a decrease of $2.1 million from December 31, 1998.

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

Year 2000 Issues:

     The Company has a comprehensive program to evaluate and address the impact of the year 2000 issues on its software products, processing services and disaster recovery operations. As part of this program, each of the Company's operating units was required to identify each item that had to be modified or replaced, established a plan to complete and test all required modifications and replacements, and then implemented that plan. This program encompasses the Company's products that are sold to its customers, as well as third-party products that are resold to customers or are used internally by the Company. The Company has been closely monitoring the progress of each of its operating units with their year 2000 compliance plans. The Company believes that it will successfully complete its year 2000 compliance program on a timely basis, without significant disruption to its customers or operations.

     Substantially all of the Company's software and other products already are year 2000 compliant, so that they can handle dates in the year 2000 and beyond. The Company, however, is still working on year 2000 compliance projects for some of its important products. The Company estimates that modification and testing for over 95% of its software products were substantially completed as of June 30, 1999. The Company's goal is to substantially complete modification and testing for all of its software products during the third quarter of 1999. Nevertheless, year 2000 compliance testing will continue throughout 1999 for many of its products, which may uncover the need for additional modifications. In addition to its internal testing, the Company is participating in certain industry-wide year 2000 compliance tests such as those being conducted by the Securities Industry Association.

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

     The Company believes that year 2000 compliance issues have caused some acceleration of software buying and conversion activity in 1998 and delays in certain software buying decisions in 1999. The Company expects its rate of internal growth to be lower in the second half of 1999 as compared to 1998.

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

     The Company does not maintain detailed accounting records that separately identify all of the costs associated with its year 2000 activities. In response to recent disclosure requirements regarding year 2000 matters, the Company has reviewed its accounting and product development records for the period beginning January 1, 1996 in an effort to estimate the costs of its year 2000 compliance program. The Company currently estimates that the total costs of its year 2000 compliance program since January 1, 1996 will be approximately $27.4 million in direct labor and benefit costs for modification and testing activities, plus approximately $8.9 million in capital expenditures. Through June 30, 1999, the Company has spent approximately $22.1 million in direct labor and benefit costs for modification and testing, plus approximately $3.5 million in capital expenditures. The remaining estimated direct labor and benefit costs for modification and testing activities of approximately $5.3 million include, in part, rough estimates to cover unanticipated modification work that may arise as a result of continued testing activity throughout 1999. The remaining estimated capital expenditures of approximately $5.4 million are to replace non-compliant computer and communications equipment, principally in the Company's DRS business.

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

     While approximately 25% of the Company's revenues come from sales to customers located outside of the United States, approximately one-half of those sales are U.S. dollar-denominated sales by the Company's U.S.- based operations. For the Company's foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

Part II.  Other Information:

          Item 1. Legal Proceedings:  None

          Item 2. Changes in Securities and Use of Proceeds:

          (a) Not applicable.

          (b) Not applicable.

          (c) During 1999, the Company issued the below number of unregistered shares of the Company's common stock in connection with the acquisitions listed below:

              On February 2, 1999, the Company issued 200,003 shares of the Company's common stock in exchange for the outstanding capital stock of DollarMark Solutions, Inc.

              On February 18, 1999, the Company issued 562,972 shares of the Company's common stock (excluding shares issuable upon excercise of stock options) in exchange for the outstanding capital stock of Sterling Wentworth Corporation.

              On March 1, 1999, the Company issued 7,278,486 shares of the Company's common stock in exchange for the outstanding capital stock of Automated Securities Clearance, Ltd.

              On March 1, 1999, the Company issued 455,726 shares of the Company's common stock in exchange for the outstanding capital stock of Tiger Systems, Inc.

              On June 25, 1999, the Company issued 326,525 shares of the Company's common stock in exchange for the outstanding capital stock of Objective Resources Group, Inc.

              All of the above shares were issued in connection with transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to
              Section 4(2) of the Act, which exempts transactions by an issuer not involving any public offering. Each purchaser was a shareholder of the company being acquired and was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed or intends to file a Registration Statement on Form S-3 covering the resale of such shares (excluding those shares held in escrow by the Company).

          (d) Not applicable.


          Item 3. Defaults Upon Senior Securities:  None

          Item 4. Submission of Matters to a Vote of Security Holders:


          (a) The 1999 Annual Meeting of Stockholders of the registrant was held on May 14, 1999.

          (b) At the 1999 Annual Meeting, the following were elected as directors:


                                              For           Withheld
                                              ---           --------
                    Gregory S. Bentley        100,409,184   364,406
                    Michael C. Brooks         100,408,961   364,629
                    Albert A. Eisenstat       100,408,561   365,029
                    Bernard Goldstein         100,386,063   387,527
                    James L. Mann             100,408,302   365,288
                    Michael Roth              100,408,961   364,629
                    Malcolm I. Ruddock        100,409,817   363,773
                    Lawrence J. Schoenberg    100,408,961   364,629

          (c) The only matter voted upon at the 1999 Annual Meeting was the election of directors.

          (d)  None.

          Item 5. Other Information: None

          Item 6. Exhibits and Reports on Form 8-K:

          (a) Exhibits:

          27.1 Financial Data Schedule for the quarter ended June 30, 1999

          27.2 Financial Data Schedule for the quarter ended March 31, 1999 (restated)

          27.3 Financial Data Schedule for the quarter ended September 30, 1998 (restated)

          27.4 Financial Data Schedule for the quarter ended June 30, 1998 (restated)

          27.5 Financial Data Schedule for the quarter ended March 31, 1998 (restated)

          27.6 Financial Data Schedule for the year ended December 31, 1998 (restated)

          27.7 Financial Data Schedule for the year ended December 31, 1997 (restated)

          27.8 Financial Data Schedule for the year ended December 31, 1996 (restated)


          (b) Reports on Form 8-K: None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SunGard Data Systems Inc.



Date:  August 16, 1999            By:             s/Michael J. Ruane
                                     -----------------------------------------
                                                    Michael J. Ruane
                                     Vice President-Finance and Chief Financial
                                        Officer (Principal Financial Officer)

                               LIST OF EXHIBITS

NUMBER                                  EXHIBIT
------                                  -------

27.1           Financial Data Schedule for the quarter ended June 30, 1999

27.2           Financial Data Schedule for the quarter ended March 31, 1999
               (restated)

27.3           Financial Data Schedule for the quarter ended September 30, 1998
               (restated)

27.4           Financial Data Schedule for the quarter ended June 30, 1998
               (restated)

27.5           Financial Data Schedule for the quarter ended March 31, 1998
               (restated)

27.6           Financial Data Schedule for the year ended December 31, 1998
               (restated)

27.7           Financial Data Schedule for the year ended December 31, 1997
               (restated)

27.8           Financial Data Schedule for the year ended December 31, 1996
               (restated)