Form 10-Q/A
period 1999-06-30
SUNGARD DATA SYSTEMS INC
filed 1999-08-20
CIK 789388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

Sungard Data Systems Inc. hereby amends its Form 10-Q for the quarterly period ended June 30, 1999 soley in order to include a balance sheet line item (Stockholders' equity - Restricted stock plans) that was omitted from the original filing.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            SunGard Data Systems Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                                                                             June 30,
                                                                                               1999            December 31,
                                                                                            (Unaudited)          1998 (1)
                                                                                           --------------     --------------
Assets
Current:
   Cash and equivalents............................................................      $       322,693    $       260,740
   Short-term investments, at cost, which approximates market......................               21,187             24,107
   Trade receivables, less allowance for doubtful accounts of $28,806 and $28,334..              258,160            256,126
   Earned but unbilled receivables.................................................               46,292             39,719
   Prepaid expenses and other current assets.......................................               30,770             31,748
   Deferred income taxes...........................................................               27,423             22,315
                                                                                           --------------     --------------
       Total current assets........................................................              706,525            634,755
Property and equipment, less accumulated depreciation of $281,073 and $259,384.....              154,303            144,842
Software products, less accumulated amortization of $114,284 and $109,276..........               83,062             72,250
Goodwill, less accumulated amortization of $49,964 and $46,653.....................              157,340            157,120
Deferred income taxes and other intangible assets, less accumulated
   amortization of $68,242 and $60,814.............................................              239,082            138,463
                                                                                           --------------     --------------
                                                                                         $     1,340,312    $     1,147,430
                                                                                           ==============     ==============





Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt................................      $        12,559    $        14,766
   Accounts payable................................................................               14,189             16,162
   Accrued compensation and benefits...............................................               66,851             91,731
   Other accrued expenses..........................................................               56,635             49,254
   Accrued income taxes............................................................                5,829             22,933
   Deferred revenues...............................................................              140,833            139,733
                                                                                           --------------     --------------
       Total current liabilities...................................................              296,896            334,579
                                                                                           --------------     --------------

Long-term debt.....................................................................                2,883              2,816
                                                                                           --------------     --------------
Commitments........................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized..............                    -                  -
   Common stock, par value $.01 per share; 320,000 shares authorized;
      119,845 and 116,031 shares issued............................................                1,198              1,161
   Capital in excess of par value..................................................              527,886            294,743
   Restricted stock plans..........................................................               (1,756)            (1,591)
   Retained earnings...............................................................              523,901            523,738
   Accumulated other comprehensive loss............................................              (10,696)            (6,975)
                                                                                           --------------     --------------
                                                                                               1,040,533            811,076
  Treasury stock, at cost, 0 and 45 shares.........................................                    -             (1,041)
                                                                                           --------------     --------------
     Total stockholders' equity....................................................            1,040,533            810,035
                                                                                           --------------     --------------
                                                                                         $     1,340,312    $     1,147,430
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



                                    SunGard Data Systems Inc.



Date:  August 19, 1999              By:             s/Michael J. Ruane
                                     -----------------------------------------
                                                    Michael J. Ruane
                                     Vice President-Finance and Chief Financial
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