Form 10-Q
period 1999-09-30
SUNGARD DATA SYSTEMS INC
filed 1999-11-15
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999
                                                              ------------------
          or

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




                                (610) 341-8700
             ____________________________________________________
             (Registrant's telephone number, including area code)



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

There were 128,236,692 shares of the registrant's common stock, par value $.01 per share, outstanding at September 30, 1999.

                           SUNGARD DATA SYSTEMS INC.
                               AND SUBSIDIARIES


                                     INDEX


Part I.         FINANCIAL INFORMATION                                                    Page
                                                                                         ----
Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1999
           and December 31, 1998 (unaudited)..............................                  1

           Consolidated Statements of Income for the nine and three months
           ended September 30, 1999 and 1998 (unaudited)..................                  2

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998 (unaudited)..................                  3

           Notes to Consolidated Financial Statements (unaudited).........                  4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................                 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....                 19


Part II.        OTHER INFORMATION

Item 1.    Legal Proceedings..............................................                 19

Item 2.    Changes in Securities and Use of Proceeds......................                 19

Item 3.    Defaults upon Senior Securities................................                 20

Item 4.    Submission of Matters to a Vote of Security Holders............                 20

Item 5.    Other Information..............................................                 20

Item 6.    Exhibits and Reports on Form 8-K...............................                 20

SIGNATURES................................................................                 21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           SunGard Data Systems Inc.
                          Consolidated Balance Sheets
                   (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                           Sept. 30,                 December 31,
                                                                                             1999                      1998 (1)
                                                                                        ----------------           ---------------
Assets
Current:
   Cash and equivalents..............................................................    $     331,866              $     265,011
   Short-term investments, at cost, which approximates market........................           56,619                     26,001
   Trade receivables, less allowance for doubtful accounts of $33,021 and $28,988....          269,805                    269,729
   Earned but unbilled receivables...................................................           47,362                     42,830
   Prepaid expenses and other current assets.........................................           38,108                     36,106
   Deferred income taxes.............................................................           25,862                     22,208
                                                                                        --------------              -------------
       Total current assets..........................................................          769,622                    661,885
Property and equipment, less accumulated depreciation of $306,861 and $267,243.......          164,846                    149,334
Software products, less accumulated amortization of $136,295 and $123,220............          104,418                     83,929
Goodwill, less accumulated amortization of $56,540 and $49,010.......................          192,172                    161,404
Deferred income taxes and other intangible assets, less accumulated
   amortization of $72,684 and $60,814...............................................          251,721                    157,640
                                                                                        --------------              -------------
                                                                                        $    1,482,779              $   1,214,192
                                                                                        ==============              =============





Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt..................................   $       11,595              $      17,310
   Accounts payable..................................................................           15,136                     21,256
   Accrued compensation and benefits.................................................           73,899                     96,371
   Other accrued expenses............................................................           62,753                     56,358
   Accrued income taxes..............................................................           16,188                     22,947
   Deferred revenues.................................................................          153,548                    149,655
                                                                                        --------------              -------------
       Total current liabilities.....................................................          333,119                    363,897
                                                                                        --------------              -------------

Long-term debt.......................................................................            5,287                      9,848
                                                                                        --------------              -------------
Commitments..........................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized................                -                          -
   Common stock, par value $.01 per share; 320,000 shares authorized;
      128,237 and 122,559 shares issued..............................................            1,282                      1,226
   Capital in excess of par value....................................................          588,931                    316,922
   Notes receivable for common stock.................................................             (169)                    (1,538)
   Restricted stock plans............................................................           (1,606)                    (1,591)
   Retained earnings.................................................................          563,269                    536,523
   Accumulated other comprehensive loss..............................................           (7,334)                    (7,299)
                                                                                        --------------              -------------
                                                                                             1,144,373                    844,243
  Treasury stock, at cost, 0 and 641 shares..........................................                -                     (3,796)
                                                                                        --------------              -------------
     Total stockholders' equity......................................................        1,144,373                    840,447
                                                                                        --------------              -------------
                                                                                        $    1,482,779              $   1,214,192
                                                                                        ==============              =============

 (1) Restated for poolings of interests with Automated Securities Clearance, Ltd., FDP Corp., Oshap Technologies Ltd., Pentamation Enterprises, Inc., and Sterling Wentworth Corporation.

                            See accompanying notes

                           SunGard Data Systems Inc.
                       Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                        Nine Months Ended                  Three Months Ended
                                                                          September 30,                       September 30,
                                                                 ---------------------------------   -----------------------------
                                                                        1999            1998  (1)         1999         1998  (1)
                                                                 ----------------   --------------   -------------  --------------
Revenues.......................................................  $      1,056,199    $     945,865   $    351,679   $     329,892
                                                                 ----------------   --------------   ------------  --------------
Costs and expenses:
  Cost of sales and direct operating...........................           444,791          398,527        141,693         137,255
  Sales, marketing and administration..........................           227,165          209,381         76,474          73,394
  Product development..........................................            96,234           89,933         32,996          30,749
  Depreciation of property and equipment.......................            47,601           44,482         16,147          15,352
  Amortization of intangible assets............................            41,534           39,604         15,006          13,893
  Merger costs, including noncash of $71,459 (see note 2)......            99,184           13,650          8,738           3,100
                                                                 ----------------   --------------   ------------  --------------
                                                                          956,509          795,577        291,054         273,743
                                                                 ----------------   --------------   ------------  --------------
Income from operations.........................................            99,690          150,288         60,625          56,149
  Interest income..............................................            12,046            6,444          4,376           2,288
  Interest expense.............................................            (1,746)          (1,552)          (612)           (545)
                                                                 ----------------   --------------   ------------  --------------
Income before income taxes and extraordinary gains.............           109,990          155,180         64,389          57,892
  Income taxes.................................................            84,830           64,488         29,647          23,892
                                                                 ----------------   --------------   ------------  --------------
Net income before extraordinary gains .........................            25,160           90,692         34,742          34,000
  Extraordinary gains, net of income taxes ....................            10,670            2,307              -           2,307
                                                                 ----------------   --------------   ------------  --------------
Net income ....................................................            35,830           92,999         34,742          36,307
Pro forma income tax expense (benefit) resulting from acquired
   Sub S corporation...........................................           (27,381)           1,927              -             608
                                                                 ----------------   --------------   ------------  --------------
Pro forma net income...........................................  $         63,211   $       91,072   $     34,742   $      35,699
                                                                 ================   ==============   ============   =============

Pro forma basic net income per common share:
   Before extraordinary items..................................  $           0.42   $         0.74   $       0.27   $        0.28
                                                                 ================   ==============   ============   =============
   After extraordinary items...................................  $           0.50   $         0.76   $       0.27   $        0.29
                                                                 ================   ==============   ============   =============

Pro forma diluted net income per common share:
   Before extraordinary items..................................  $           0.40   $         0.71   $       0.27   $        0.26
                                                                 ================   ==============   ============   =============
   After extraordinary items...................................  $           0.49   $         0.73   $       0.27   $        0.28
                                                                 ================   ==============   ============   =============

Shares used to compute pro forma net income per common share:
   Basic.......................................................           126,519          119,874        127,774         121,145
                                                                 ================   ==============   ============   =============
   Diluted.....................................................           130,182          125,124        130,367         126,303
                                                                 ================   ==============   ============   =============

 (1) Restated for poolings of interests with Automated Securities Clearance, Ltd., FDP Corp., Oshap Technologies Ltd., Pentamation Enterprises, Inc., and Sterling Wentworth Corporation.


                            See accompanying notes
                                       2

                           SunGard Data Systems Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                       -------------------------------------------
                                                                                              1999                      1998  (1)
                                                                                       ----------------           ----------------
Cash flow from operations:
  Net income.........................................................................   $        35,830           $         92,999
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization...................................................            89,135                     84,086
     Extraordinary gains, net of income taxes........................................           (10,670)                         -
     Noncash compensation charge resulting from acquisition of ASC...................            71,459                          -
     Other noncash charges...........................................................             3,843                     11,535
     Deferred income tax benefit.....................................................           (11,308)                    (8,066)
     Accounts receivable and other current assets....................................            (4,854)                   (56,898)
     Accounts payable and accrued expenses...........................................            (1,496)                    25,807
     Deferred revenues...............................................................             3,396                     15,961
                                                                                       ----------------           ----------------
       Cash flow from operations.....................................................           175,335                    165,424
                                                                                       ----------------           ----------------

Financing activities:
  Cash received under employee stock plans...........................................            36,167                     23,065
  Cash received from borrowings......................................................             4,648                      5,227
  Pre-acquisition cash distributions to shareholders of acquired corporations, net...            (3,637)                    (5,958)
  Pre-acquisition cash received from minority shareholders of BRUT...................                 -                      8,500
  Cash paid for debt repayments......................................................           (19,914)                   (13,811)
                                                                                       ----------------           ----------------
       Total financing activities....................................................            17,264                     17,023
                                                                                       ----------------           ----------------

Investment activities:
  Cash paid for acquired businesses, net of cash acquired............................           (53,964)                   (19,798)
  Cash paid for property and equipment...............................................           (62,330)                   (55,468)
  Cash paid for software and other assets............................................           (11,910)                   (15,771)
  Cash paid for purchases of short-term investments..................................           (35,038)                   (19,816)
  Cash received from sale of subsidiaries............................................            25,000                          -
  Cash received from sales and maturities of marketable securities...................            12,498                     34,274
                                                                                       ----------------           ----------------
       Total investment activities...................................................          (125,744)                   (76,579)
                                                                                       ----------------           ----------------

Increase in cash and equivalents.....................................................            66,855                    105,868
Beginning cash and equivalents.......................................................           265,011                     90,916
                                                                                       ----------------           ----------------
Ending cash and equivalents..........................................................  $        331,866           $        196,784
                                                                                       ================           ================
Supplemental information:
  Acquired businesses:
     Property and equipment..........................................................             2,278                      1,061
     Software products...............................................................            30,111                        675
     Goodwill and other intangible assets............................................            50,254                     25,354
     Deferred income taxes...........................................................           100,011                        318
     Purchase price obligations and debt assumed.....................................            (5,342)                    (2,600)
     Net current liabilities assumed.................................................             1,156                    (12,017)
     Common stock issued and net equity acquired in poolings of interests ...........          (124,504)                     7,007
                                                                                       ----------------           ----------------
Cash paid for acquired businesses, net of cash acquired..............................  $         53,964           $         19,798
                                                                                       ================           ================

 (1) Restated for poolings of interests with Automated Securities Clearance, Ltd., FDP Corp., Oshap Technologies Ltd., Pentamation Enterprises, Inc., and Sterling Wentworth Corporation.

                            See accompanying notes

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.   Acquisitions, Merger Costs and Sale of Subsidiaries:

     Acquisitions:

     Pooling-of-Interests Transactions:

     During the nine months ended September 30, 1999, the Company completed the acquisitions of Automated Securities Clearance, Ltd. (ASC), DollarMark Solutions, Inc., Exchange Market Systems E.M.S. Inc., FDP Corp.
(FDP), Objective Resources Group, Inc., Oshap Technologies Ltd. (Oshap), Peak 1 Resources, Inc., Pentamation Enterprises, Inc. (PEI), Sterling Wentworth Corporation (SWC), and Tiger Systems, Inc. A total of 18,757,000 shares of common stock were issued in connection with these acquisitions, and issued and outstanding options to buy common stock were converted into options to buy 1,625,000 shares of the Company's common stock.

     The ten acquisitions described above have been accounted for as poolings of interests. All historical financial information of the Company has been restated to include the historical financial information of ASC, FDP, Oshap, PEI and SWC. Historical financial information has not been restated for the other acquisitions due to immateriality. Each immaterial acquisition was recorded as of the beginning of the quarter during which it was completed. Except for the merger costs described below, the Company does not expect that these immaterial acquisitions, individually or in the aggregate, will have a material effect on its 1999 financial condition or results of operations.

     The Company and the former shareholder of ASC have agreed, for federal income tax purposes, to treat the Company's acquisition of ASC stock as an acquisition of assets pursuant to Section 338 (h)(10) of the Internal Revenue Code of 1986. The primary effect of this election enables the Company to deduct, as amortization expense against taxable income over the next fifteen years, the fair value of the intangible assets acquired. While the tax deduction will reduce current income taxes payable over that fifteen year period, it will not reduce the Company's overall effective income tax rate since it arose in connection with a

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

2.   Acquisitions, Merger Costs and Sale of Subsidiaries, continued:

     Acquisitions, continued:

     Pooling-of-Interests Transactions, continued:

pooling-of-interests transaction, and generally accepted accounting principles require that such benefit be credited to additional paid-in capital. The deferred income tax asset recorded in connection with this transaction was $103,004,000.

     ASC was an "S" corporation before the Company acquired it; therefore, all income passed through directly to and substantially all income taxes were paid directly by the former shareholder of ASC. Net income and all net income per share amounts are presented on a pro forma basis since generally accepted accounting principles require the presentation of pro forma income tax expense for ASC under the assumption that ASC had been a "C" corporation for all periods presented.

     A reconciliation of 1998 revenues, pro forma net income and pro forma net income per common share from those amounts originally reported to the amounts presented in the accompanying Consolidated Statements of Income follows (in thousands, except per share amounts):

                                                        Nine Months      Three Months
                                                           Ended            Ended
                                                       Sept. 30, 1998   Sept. 30, 1998
                                                       --------------   --------------
Revenues:
  SunGard, as originally reported                          $838,882        $291,982
  ASC, FDP, Oshap, PEI and SWC                              106,983          37,910
                                                           --------        --------
  Combined                                                 $945,865        $329,892
                                                           ========        ========
Pro forma net income, before extraordinary items:
  SunGard, as originally reported                          $ 80,705        $ 31,187
  ASC, FDP, Oshap, PEI and SWC                                8,060           2,205
                                                           --------        --------
  Combined                                                 $ 88,765        $ 33,392
                                                           ========        ========

Pro forma net income, after extraordinary items:
  SunGard, as originally reported                          $ 80,705        $ 31,187
  ASC, FDP, Oshap, PEI and SWC                               10,367           4,512
                                                           --------        --------
  Combined                                                 $ 91,072        $ 35,699
                                                           ========        ========


                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONTINUED)

2.   Acquisitions, Merger Costs and Sale of Subsidiaries, continued:

     Acquisitions, continued:

     Pooling-of-Interests Transactions, continued:

                                            Nine Months     Three Months
                                               Ended           Ended
                                           Sept. 30, 1998  Sept. 30, 1998
                                           --------------  --------------

Pro forma basic net income per common
share, before extraordinary items:
   SunGard, as originally reported              $0.78           $0.30
                                                =====           =====
   Combined                                     $0.74           $0.28
                                                =====           =====

Pro forma basic net income per common
share, after extraordinary items:
   SunGard, as originally reported              $0.78           $0.30
                                                =====           =====
   Combined                                     $0.76           $0.29
                                                =====           =====

Pro forma diluted net income per common
share, before extraordinary items:
   SunGard, as originally reported              $0.75           $0.29
                                                =====           =====
   Combined                                     $0.71           $0.26
                                                =====           =====

Pro forma diluted net income per common
share, after extraordinary items:
   SunGard, as originally reported              $0.75           $0.29
                                                =====           =====
   Combined                                     $0.73           $0.28
                                                =====           =====

     Purchase Transactions:

     During the first nine months of 1999, the Company completed seven acquisitions accounted for by the purchase method. Total cash paid in connection with these seven acquisitions was $55,629,000. The Company also paid a total of $1,364,000 of contingent payments related to businesses previously acquired. In addition, in connection with the Company's purchase of minority interests in MINT Software Technologies Ltd. and Decalog N.V., two majority-owned subsidiaries of Oshap, the Company issued 407,000 shares of common stock, and converted unvested stock options into 434,000 options to purchase common stock of the Company. Goodwill recorded in connection with these acquisitions was $40,279,000.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


2.   Acquisitions, Merger Costs and Sale of Subsidiaries, continued:

     Merger Costs:

     During the nine months ended September 30, 1999 and 1998, the Company recorded merger costs of $99,184,000 and $13,650,000 ($72,744,000 pro forma after-tax, or $0.56 per pro forma diluted share, and $11,961,000 after-tax, or $0.10 per pro forma diluted share), respectively. During the three months ended September 30, 1999 and 1998, the Company recorded merger costs of $8,738,000 and $3,100,000 ($8,738,000 after-tax, or $0.07 per pro forma diluted share, and $2,510,000 after-tax, or $0.02 per pro forma diluted share).

     The 1999 merger costs are associated with poolings of interests, and include a noncash compensation charge of $71,459,000 ($45,019,000 pro forma after-tax, or $0.35 per pro forma diluted share) in connection with a pre-existing employment agreement with an executive of ASC, which obligated ASC to issue to the executive 25% of the shares issued in the merger. The fair value of those shares and related payroll costs were recorded as one-time costs associated with the merger.

     The 1998 merger costs are also associated with poolings of interests, and include restructuring costs of $2,700,000 ($1,601,000 after-tax, or $0.01 per pro forma diluted share) related to the merger with Infinity Financial Technology, Inc. Approximately $1,500,000 of these costs were severance payments associated with twenty-seven employees in duplicate software development and administrative functions (all of whom have been terminated), and approximately $1,200,000 of these costs were associated with the closing of duplicate office facilities.

     The balance of the 1999 and 1998 merger costs are primarily investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes.

     Sale of Subsidiaries:

     On March 31, 1999, the Company sold two wholly owned subsidiaries which provided healthcare information systems (HIS sale). Total cash received in connection with the HIS sale was $25,000,000, resulting in an after-tax gain of $10,371,000 ($0.08 per pro forma diluted share). The gain on sale was reflected on the Consolidated Statements of Income as an extraordinary item since a sale of assets following a recently completed business combination that was accounted for as a pooling of interests must be reported as an extraordinary item. The Company does not expect that the HIS sale will have a material effect on its financial condition or results of operations.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

2.   Acquisitions, Merger Costs and Sale of Subsidiaries, continued:

     Debt Extinguishment:

     During the nine months ended September 30, 1999, an extraordinary gain of $299,000 (less than $0.01 per pro forma diluted share) was recorded. During the nine and three month periods ended September 30, 1998, an extraordinary gain of $2,307,000 ($0.02 per pro forma diluted share) was recorded. These extraordinary gains resulted from an early extinguishment of debt related to an affiliate of Oshap.

3.   Comprehensive Income:

     Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income. The calculation of comprehensive income for the nine and three months ended September 30, 1999 and 1998 follows (in thousands):

                                                 Nine Months           Three Months
                                                    Ended                  Ended
                                                   Sept. 30,             Sept. 30,
                                                 -----------           ------------
                                               1999        1998      1999        1998
                                             -------     -------   -------     -------

Pro forma net income, after extraordinary
     items                                   $63,211     $91,072   $34,742     $35,699

Foreign currency translation gain                  5       1,060     4,115         997

Securities valuation adjustment                  (40)         64       (24)         71

Estimated income tax benefit (expense)            14        (457)   (1,659)       (435)
                                             -------     -------   -------     -------

Comprehensive pro forma net income,
     after extraordinary items               $63,190     $91,739   $37,174     $36,332
                                             =======     =======   =======     =======


                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

4.   Shares Used in Computing Pro Forma Net Income Per Common Share:

     The computation of the number of shares used in computing pro forma basic and diluted net income per common share for each of the nine and three months ended September 30, 1999 and 1998 follows (in thousands):

                                                          Nine Months                Three Months
                                                             Ended                      Ended
                                                            Sept. 30,                  Sept. 30,
                                                          -----------               --------------
                                                      1999         1998           1999          1998
                                                   -----------  -----------  --------------  -----------

Weighted-average number of common shares
 outstanding                                           126,376      119,845         127,774      121,145

Contingent shares                                          143           29               -            -
                                                       -------      -------         -------      -------
Total shares used for calculation of pro forma
 basic net income per common share                     126,519      119,874         127,774      121,145

Employee stock options                                   3,663        5,150           2,593        4,893
Contingent stock options                                     -          100               -          265
                                                       -------      -------         -------      -------
Total shares used for calculation of pro forma
 diluted net income per common share                   130,182      125,124         130,367      126,303
                                                       =======      =======         =======      =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements about the Company's expectations and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of software sales, the effect of Y2K issues on software and services buying decisions, the timing and scope of technological advances and Y2K compliance, the integration and performance of recently acquired businesses, the prospects for future acquisitions, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

     During 1999 and 1998, the Company completed certain acquisitions accounted for as poolings of interests, which required restatement of prior period results. Also during 1999 and 1998, the Company recorded merger costs associated with poolings of interests and, on March 31, 1999, the Company sold two wholly owned healthcare information systems businesses (HIS sale). See Note 2 of Notes to Unaudited Consolidated Financial Statements.

     The following supplemental unaudited income statement information should be read along with the unaudited consolidated financial statements and notes thereto included in this report.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

                           SunGard Data Systems Inc.
                   Supplemental Income Statement Information
                                (In Thousands)
                                  (Unaudited)


                                                     Nine Months             Three Months
                                                        Ended                    Ended
                                                    September 30,            September 30,
                                                    -------------            --------------
                                                   1999        1998         1999        1998
                                                 --------    --------     --------    --------
Revenues:
 Investment support systems                   $  768,764     $685,868    $255,002     $240,177
 Disaster recovery services                      236,088      200,111      80,249       70,352
 Computer services and other                      51,347       59,886      16,428       19,363
                                              ----------     --------    --------     --------
                                              $1,056,199     $945,865    $351,679     $329,892
                                              ==========     ========    ========     ========


Operating margin, excluding merger costs:
 Investment support systems                   $  141,271     $123,777    $ 45,378     $ 41,535
 Disaster recovery services                       57,449       41,497      21,393       18,256
 Computer services and other                      11,277        8,703       5,562        3,314
 Corporate administration                        (11,123)     (10,039)     (2,970)      (3,856)
 Merger costs                                    (99,184)     (13,650)     (8,738)      (3,100)
                                              ----------     --------    --------     --------
                                              $   99,690     $150,288    $ 60,625     $ 56,149
                                              ==========     ========    ========     ========

Operating margin, excluding merger costs:
 Investment support systems                         18.4%        18.0%       17.8%        17.3%
                                              ==========     ========    ========     ========
 Disaster recovery services                         24.3%        20.7%       26.7%        25.9%
                                              ==========     ========    ========     ========
 Computer services and other                        22.0%        14.5%       33.9%        17.1%
                                              ==========     ========    ========     ========
 Total, excluding merger costs                      18.8%        17.3%       19.7%        18.0%
                                              ==========     ========    ========     ========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

INCOME FROM OPERATIONS:

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of approximately fifty operating units organized into twelve groups of businesses. Historically, most operating units have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. During the third quarter of 1999, overall results were below expectations due primarily to a revenue shortfall in the Company's four derivatives and risk management software license businesses. The Company's other ISS units performed well overall, but could not make up the shortfall. Much of this shortfall, the Company believes, is due to a slowdown in new derivatives and risk management system purchases in both large and medium-sized financial institutions as a result of the industry's focus on Y2K testing and preparation. For the nine months ended September 30, 1999 and 1998, software license revenues derived from the four affected businesses were 36% and 54%, respectively, of the Company's total software license revenues.

     The ISS operating margin was 18.4% and 17.8% for the nine and three month periods ended September 30, 1999, as compared with 18.0% and 17.3% for the comparable periods in 1998. The increases in the operating margins are due primarily to a decline in compensation expenses associated with the Company's long-term incentive plan, an increase in revenues in our Brokerage Systems business, and a reduction in executive compensation expenses associated with an acquired "S" corporation, partially offset by a decline in software license revenues.

     The Company expects that the full-year 1999 ISS operating margin will be approximately 18.5%. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license revenues, the operating margin of recently acquired businesses and the level of product development spending.

     Disaster Recovery Services (DRS):

     The DRS operating margin was 24.3% and 26.7% during the nine and three month periods ended September 30, 1999, as compared with 20.7% and 25.9% for the comparable periods in 1998. The increases in the operating margins are due primarily to increases in revenues, especially in connection with mid-range, work-group recovery and network services, the favorable settlement of a contract dispute, and a decline in compensation expenses associated with the Company's long-term incentive plan. The increases in the operating margins were partially offset by equipment additions and upgrades, increases in commission expenses resulting from new contract signings, and severance costs.

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

INCOME FROM OPERATIONS, CONTINUED:

     Disaster Recovery Services (DRS), continued:

facilities expenditures.

     Computer Services and Other (CS):

     The CS operating margin was 22.0% and 33.9% during the nine and three month periods ended September 30, 1999, as compared with 14.5% and 17.1% for the comparable periods in 1998. The increases in the operating margins are due to the HIS sale (see Note 2 of Notes to Unaudited Consolidated Financial Statements) and an increase in revenues in the Company's remote-access computer processing business, partially offset by lower revenues in the Company's automated mailing services business and an increase in operating costs associated with equipment upgrades.

     The Company expects that the 1999 full-year CS operating margin will be slightly higher than the 1998 full-year CS operating margin. The most important factors affecting the CS operating margin continue to be the timing and magnitude of software license revenues related to the Company's work-flow productivity system, and revenue variability and timing of computer upgrades in both remote-access computer processing and automated mailing services businesses.

REVENUES:

     Total revenues for the nine and three month periods ended September 30, 1999 increased $110.3 million, or 12%, and $21.8 million, or 7%, as compared with the corresponding periods in 1998. Excluding acquired businesses, revenues increased approximately 11% and 7% during the nine and three month periods, as compared with 18% during the nine and three month periods in 1998. The decline in the internal growth rate was due primarily to lower derivatives and risk management software license revenues, professional services revenues related to a large shareholder accounting systems conversion in 1998, and, to a lesser extent, to a decline in revenues resulting from the HIS sale.

     During the nine and three month periods ended September 30, 1999, recurring revenues derived from computer processing, disaster recovery fees, professional services, software maintenance, and software and hardware rentals were $886.2 million, or 84% of total revenues, and $305.5 million, or 87% of total revenues, respectively, as compared with $754.3 million, or 80% of total revenues, and $265.1 million, or 80% of total revenues, respectively, during the comparable periods in 1998.

     Professional services revenues totaled $210.4 million and $74.9 million during the nine and three month periods ended September 30, 1999, respectively, as compared with $169.7 million and $63.1 million during the comparable periods in 1998. The increases in professional services revenues are due primarily to acquired businesses and an increase in risk management and brokerage system professional services,

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

REVENUES, CONTINUED:

partially offset by a large shareholder accounting system conversion which occurred in 1998 and the HIS sale.

     Nonrecurring revenues, derived from software licenses and sales of third-party software and hardware, were $170.0 million and $46.1 million during the nine and three month periods ended September 30, 1999, respectively, as compared with $191.5 million and $64.8 million during the comparable periods in 1998. Software license revenues totaled $147.3 million and $40.8 million during the nine and three month periods ended September 30, 1999, respectively, as compared with $151.2 million and $49.9 million during the comparable periods in 1998.
The lower software license revenues during the nine and three month periods are due primarily to a continued decline in derivatives and risk management software license revenues, as well as a decline in software license revenues resulting from the HIS sale, partially offset by acquired businesses. The lower revenues from third-party software and hardware is due primarily to a decline in sales of hardware related to large systems installations in 1998 in our public sector and trust and custody software businesses, and a decline in revenues resulting from the HIS sale.

     The Company sells a significant portion of its products and services to the financial services industry and could be directly affected by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Investment Support Systems:

     ISS revenues for the nine and three month periods ended September 30, 1999 increased $82.9 million and $14.8 million, or 12% and 6%, respectively, as compared with the corresponding periods in 1998. The increases in ISS revenues during the nine and three month periods are attributable to increases in recurring revenues of $96.8 million and $31.2 million, respectively, partially offset by declines in nonrecurring revenues of $13.9 million and $16.4 million during the nine and three months ended September 30, 1999, respectively. The increases in recurring revenues are due primarily to growth in brokerage systems and investment systems, and to acquired businesses. The increases were partially offset by a large shareholder system conversion in 1998. The decline in nonrecurring revenues is due to lower derivatives and risk management software license revenues, partially offset by acquired businesses.

     Excluding acquired businesses, ISS revenues increased approximately 10% and 4% during the nine and three month periods ended September 30, 1999, respectively, compared with 18% during the nine and three month periods in 1998. The decline in the internal growth rate was due primarily to lower derivatives and risk management software license revenues and professional services revenues related to a large shareholder accounting systems conversion in 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

REVENUES, CONTINUED:

     Disaster Recovery Services:

     DRS revenues for the nine and three month periods ended September 30, 1999 increased $36.0 million, or 18%, and $9.9 million, or 14%, respectively, as compared with the corresponding periods in 1998. The increases are attributable primarily to increases in revenues resulting from new contract signings and contract renewals, growth in mid-range, work-group recovery and network services, and an increase in both professional services and software licenses in the Company's Disaster Recovery Planning Solutions business.

     Computer Services and Other:

     CS revenues for the nine and three month periods ended September 30, 1999 decreased $8.5 million, or 14%, and $2.9 million, or 15%, respectively, as compared with the corresponding periods in 1998. Excluding the HIS sale, revenues increased 1% and 12% during the nine and three month periods, respectively. The increases are due to an increase in revenues from the Company's remote-access computer services business, partially offset by a decline in revenues from automated mailing services. The higher revenue growth rate during the three month period was due primarily to an increase in volume associated with government contracts for remote-access computer services, and, to a lesser extent, an increase in volume associated with Y2K testing.

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 1999 increased $46.3 million, or 12%, and $4.4 million, or 3%, as compared with the corresponding periods in 1998. The increases are due primarily to DRS and ISS equipment upgrades and DRS facilities improvements, acquired businesses, and an increase in costs associated with professional services provided to customers, partially offset by lower costs resulting from the HIS sale.

     Sales, marketing and administration expenses for the nine and three month periods ended September 30, 1999 increased $17.8 million, or 8%, and $3.1 million, or 4%, as compared with the corresponding periods in 1998. The increases are due primarily to acquired businesses and DRS severance costs, partially offset by a reduction in expenses associated with the Company's long-term incentive plan, a favorable settlement of a DRS contract dispute, and lower costs resulting from the HIS sale.

     Product development expenses for the nine and three month periods ended September 30, 1999 increased $6.3 million, or 7%, and $2.2 million, or 7%, as compared with the corresponding periods in 1998. The increases are due primarily to acquired businesses, partially offset by a decline in development spending associated with derivatives and risk management software products and lower costs resulting from the HIS sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

COSTS AND EXPENSES, CONTINUED:

Development costs capitalized during the nine and three month periods ended September 30, 1999 were $2.9 million and $0.9 million, respectively, as compared with $6.1 million and $2.1 million during the comparable periods in 1998.

     Depreciation of property and equipment for the nine and three month periods ended September 30, 1999 increased $3.1 million, or 7%, and $0.8 million, or 5%, as compared with the corresponding periods in 1998. The increases are due primarily to purchases of computer and telecommunications equipment, DRS facility improvements and acquired businesses.

     Amortization of intangible assets for the nine and three month periods ended September 30, 1999 increased $1.9 million, or 5%, and $1.1 million, or 8%, as compared with the corresponding periods in 1998. The increases are due to recently acquired businesses, partially offset by fully amortized intangible assets of previously acquired businesses.

     Interest income for the nine and three month periods ended September 30, 1999 increased $5.6 million, or 87%, and $2.1 million, or 91%, as compared with the corresponding periods in 1998. The increases are due to higher cash and short-term investment balances.

     Excluding the effect of merger costs, which are generally nondeductible, extraordinary gains resulting from the HIS sale and early extinguishment of debt related to an affiliate of Oshap, the Company's pro forma effective income tax rate was 40.1% for the nine month period ended September 30, 1999, as compared with a pro forma effective income tax rate of 40.3% during the nine month period ended September 30, 1998.

     Due to the pooling of interests with ASC (an "S" corporation prior to the merger with the Company), net income and all net income per share amounts are presented on a pro forma basis since generally accepted accounting principles require that pro forma income taxes, which would have been incurred by ASC as if ASC had been a "C" corporation, be reflected on the Statements of Income for all periods presented. The pro forma income tax benefit during the nine month period ended September 30, 1999 is primarily attributable to the one-time non-cash compensation charge in connection with the ASC acquisition (see Note 2 of Notes to Unaudited Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and short-term investments were $388.5 million at September 30, 1999, an increase of $97.5 million from December 31, 1998. At September 30, 1999, short and long-term debt totaled $16.9 million, a decrease of $10.3 million from December 31, 1998.

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

YEAR 2000 ISSUES:

     The Company has a comprehensive program to evaluate and address the impact of the year 2000 issues on its software products, processing services and disaster recovery operations. As part of this program, each of the Company's operating units identified each item that had to be modified or replaced, established a plan to complete and test all required modifications and replacements, and then implemented that plan. This program encompasses the Company's products that are sold to its customers, as well as third-party products that are resold to customers or are used internally by the Company. The Company has been closely monitoring the progress of each of its operating units with their year 2000 compliance plans. The Company believes that it will successfully complete its year 2000 compliance program on a timely basis, without significant disruption to its customers or operations.

     Substantially all of the Company's software and other products already are year 2000 compliant, so that they can handle dates in the year 2000 and beyond. The Company is still working on final year 2000 testing and modification projects for some of its important products. The Company estimates that modification and testing for over 95% of its software products were substantially completed as of September 30, 1999. The Company's goal is to substantially complete modification and testing for all of its software products during the fourth quarter of 1999. Nevertheless, year 2000 compliance testing will continue through the fourth quarter of 1999 for some of its products, which may uncover the need for additional modifications. In addition to its internal testing, the Company has successfully participated in certain industry-wide year 2000 compliance tests such as those being conducted by the Securities Industry Association.

     The Company will carefully monitor its year 2000 compliance projects through the fourth quarter of 1999 and will continue to develop and refine contingency plans for these projects as testing results are analyzed. If the Company fails to make any of its significant products year 2000 compliant, or fails to meet its commitments to customers to complete major conversions to year 2000 compliant systems during 1999, then its business and financial results may be materially and adversely affected.

     The Company continues to believe that year 2000 compliance issues caused some acceleration of software buying and conversion activity in 1998 and delays in certain software buying decisions in 1999. The Company does not expect an improvement in the demand for derivatives and risk management software systems before the second quarter of 2000.

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

     The Company does not maintain detailed accounting records that separately identify all of the costs associated with its year 2000 activities. In response to the disclosure requirements regarding year 2000 matters, the Company has reviewed its accounting and product development records for the period beginning January 1, 1996 in an effort to estimate the costs of its year 2000 compliance program. The Company currently estimates that the total costs of its year 2000 compliance program since January 1, 1996 will be approximately $28.5 million in direct labor and benefit costs for modification and testing activities, plus approximately $8.4 million in capital expenditures. Through September 30, 1999, the Company has spent approximately $26.1 million in direct labor and benefit costs for modification and testing, plus approximately $6.0 million in capital expenditures. The remaining estimated direct labor and benefit costs for modification and testing activities of approximately $2.4 million include, in part, rough estimates to cover unanticipated modification work that may arise as a result of continued testing activity throughout 1999. The remaining estimated capital expenditures of approximately $2.4 million are to replace non-compliant computer and communications equipment, principally in the Company's DRS business.

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

     While approximately 25% of the Company's revenues come from sales to customers located outside of the United States, almost one-half of those revenues are U.S. dollar-denominated sales by the Company's U.S.- based operations. For the Company's foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

PART II.  OTHER INFORMATION:

          Item 1. Legal Proceedings:  None.

          Item 2. Changes in Securities and Use of Proceeds:

          (a)  Not applicable.

          (b)  Not applicable.

          (c) During the third quarter of 1999, the Company issued the below number of unregistered shares of the Company's common stock in connection with the acquisitions listed below:

               On August 31, 1999, the Company issued 470,401 shares of the Company's common stock in exchange for the outstanding capital stock of Exchange Market Systems E.M.S. Inc. ("EMS"). These shares were issued in connection with a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S, which exempts offers and sales by an issuer that occur outside of the United States. Each purchaser was a shareholder of EMS and a non-"U.S. Person," as such term is defined in Regulation S. The Company has filed a Registration Statement on Form S-3 covering the resale of such shares (excluding those shares held in escrow by the Company).

               On August 31, 1999, the Company issued 686,111 shares of the Company's common stock in exchange for the outstanding capital stock of Peak 1 Resources Inc. ("Peak 1"). These shares were issued in connection with a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, which exempts transactions by an issuer not involving any public offering. Each purchaser was a shareholder of Peak 1 and an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed a Registration

               Statement on Form S-3 covering the resale of such shares (excluding those shares held in escrow by the Company).

          (d)  Not applicable.

          Item 3. Defaults Upon Senior Securities:  None.

          Item 4. Submission of Matters to a Vote of Security Holders:  None.

          Item 5. Other Information:  None.

          Item 6. Exhibits and Reports on Form 8-K:

          (a) Exhibits:

                3.1 Amended and Restated Bylaws of the Company

               27.1 Financial Data Schedule for the quarter ended
                    September 30, 1999

               27.2 Financial Data Schedule for the quarter ended
                    June 30, 1999*

               27.3 Financial Data Schedule for the quarter ended
                    March 31, 1999*

               27.4 Financial Data Schedule for the quarter ended
                    September 30, 1998*

               27.5 Financial Data Schedule for the quarter ended
                    June 30, 1998*

               27.6 Financial Data Schedule for the quarter ended
                    March 31, 1998*

               27.7 Financial Data Schedule for the year ended
                    December 31, 1998*

               27.8 Financial Data Schedule for the year ended
                    December 31, 1997*

               27.9 Financial Data Schedule for the year ended
                    December 31, 1996*

               *  Restated for poolings of interests.

          (b) Reports on Form 8-K: None.

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SunGard Data Systems Inc.



Date:  November 15, 1999            By:     s/Michael J. Ruane
                                       ----------------------------------------
                                       Michael J. Ruane
                                       Vice President-Finance and
                                       Chief Financial Officer
                                      (Principal Financial Officer)

                               LIST OF EXHIBITS

NUMBER                              EXHIBIT
------                              -------

 3.1          Amended and Restated Bylaws of the Company

27.1          Financial Data Schedule for the quarter ended September 30, 1999

27.2          Financial Data Schedule for the quarter ended June 30, 1999 *

27.3          Financial Data Schedule for the quarter ended March 31, 1999 *

27.4          Financial Data Schedule for the quarter ended September 30, 1998 *

27.5          Financial Data Schedule for the quarter ended June 30, 1998 *

27.6          Financial Data Schedule for the quarter ended March 31, 1998 *

27.7          Financial Data Schedule for the year ended December 31, 1998 *

27.8          Financial Data Schedule for the year ended December 31, 1997 *

27.9          Financial Data Schedule for the year ended December 31, 1996 *

              *  Restated for poolings of interests.