Form 10-K
period 1999-12-31
SUNGARD DATA SYSTEMS INC
filed 2000-03-30
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended   DECEMBER 31, 1999   or
                                           ---------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________

     COMMISSION FILE NUMBER..............................................1-12989

                        SUNGARD/(R)/ DATA SYSTEMS INC.
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

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----     ----
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 17, 2000 was $4,846,000,000.(1) There were 131,261,000 shares of the registrant's Common Stock outstanding as of March 17, 2000.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant's annual report to stockholders for the fiscal year ended December 31, 1999, and Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 2000 annual meeting of stockholders, filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K. [ ]

(1) This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and executive officers, multiplied by the closing price of the registrant's Common Stock reported on March 17, 2000. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or executive officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

                                    TABLE OF CONTENTS

                                                    PART I
                                                                                                            PAGE
                                                                                                            ----
ITEM 1.  BUSINESS............................................................................................. 1
             Overview......................................................................................... 1
             Investment Considerations........................................................................ 1
             Investment Support Systems....................................................................... 4
             Business Continuity and Internet Services........................................................ 7
             Other Businesses................................................................................. 8
             Product Development.............................................................................. 9
             Acquisitions and Offerings....................................................................... 9
             Competition......................................................................................11
             Marketing........................................................................................12
             Employees........................................................................................12
             Proprietary Protection...........................................................................12

ITEM 2.  PROPERTIES...........................................................................................13
ITEM 3.  LEGAL PROCEEDINGS....................................................................................13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................14
ITEM 4.1 CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................14

                                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................15
ITEM 6.  SELECTED FINANCIAL DATA..............................................................................15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................16
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................16

                                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................16
ITEM 11. EXECUTIVE COMPENSATION...............................................................................17
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................17
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................17

                                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................................17
         SIGNATURES...........................................................................................19
         LIST OF EXHIBITS.....................................................................................20

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

     SunGard Data Systems Inc. ("SunGard") is a global leader in integrated information-technology solutions and "eProcessing" for financial services. SunGard is also the pioneer and a leading provider of high-availability infrastructure for business continuity. With annual revenues in excess of one billion dollars, SunGard serves more than 10,000 clients in over 50 countries, including most of the world's largest financial services companies.

     SunGard offers integrated, Web-enabled enterprise solutions for the management, trading, processing and accounting of financial assets and offers high-availability infrastructure, outsourcing and hosting for online and other business-critical operations. SunGard's strategy, based on innovation, acquisition and integration, results in a diversified revenue stream from clients who rely upon a wide range of SunGard products and services for their business-critical processing.

     SunGard's products and services generally are delivered and supported through individual business units that offer product-specific development and customer support. These business units are organized into groups that focus on like customers and facilitate product integration and multi-product sales and implementations. SunGard's executive management team identifies synergies among SunGard businesses to continue integrating its products and services and pursuing additional opportunities for straight-through processing. One such initiative is the SunGard Transaction Network, a virtual network linking investors to brokers, brokers to exchanges, exchanges to banks, and banks to custodians, to facilitate real-time, Internet-enabled straight-through processing.

     SunGard's diversified revenue stream is largely recurring. SunGard seeks to maximize recurring revenues by selling its products and services under fixed-term contracts and by emphasizing customer support, product quality and product integration in order to establish long-term relationships with customers. SunGard's recurring revenues accounted for approximately 81% of SunGard's total revenues during the last three years (83% in 1999). SunGard's recurring revenues are derived primarily from contracts for processing services, business continuity and Internet services, professional services, software maintenance and software and hardware rentals (see INVESTMENT CONSIDERATIONS). None of SunGard's customers individually accounted for more than two percent of SunGard's revenues in 1999.

     SunGard, a Delaware corporation, was organized in 1982. SunGard's executive offices are located at 1285 Drummers Lane, Wayne, Pennsylvania 19087, and its telephone number is (610) 341-8700.

INVESTMENT CONSIDERATIONS

     FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE.

     This Report and other SunGard communications contain forward-looking statements made by SunGard that are subject to risks and uncertainties and that may change at any time and differ from actual results. Forward-looking statements include information about possible or assumed future financial results of SunGard and usually contain words such as "believes," "intends," "expects," "anticipates" or similar expressions. SunGard derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While SunGard believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors such as:

     .  the timing and magnitude of software sales;
     .  the timing and scope of technological advances;
     .  the integration and performance of acquired businesses;
     .  the prospect of future acquisitions;
     .  the ability to attract and retain skilled personnel;
     . the effect of year 2000 issues on software and services buying decisions; and
     .  the overall condition of the financial services industry.

     Certain of these factors are further discussed below. These factors, as and when applicable, and those discussed below should be considered in evaluating SunGard's forward-looking statements and any investment in SunGard's common stock.

     RISK FACTORS.

     You should carefully consider the risks described below before making any investment decision. The risks and uncertainties described below are not the only ones facing SunGard. Additional risks and uncertainties not presently known to SunGard or that SunGard currently deems immaterial may also impair SunGard's business operations. If any of the following risks actually occur, SunGard's business, financial condition or results of future operations could be materially adversely affected. In such case, the trading price of SunGard's common stock could decline, and you may lose all or part of your investment.

     SUNGARD'S GROWTH STRATEGY DEPENDS IN PART ON ACQUISITIONS. IF SUNGARD IS UNABLE TO ACQUIRE BUSINESSES ON FAVORABLE TERMS OR SUCCESSFULLY INTEGRATE AND MANAGE THE BUSINESSES ACQUIRED, SUNGARD'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     SunGard intends to grow by expanding its existing businesses and by acquiring similar or complementary businesses. This growth strategy is subject to a number of risks that could adversely affect SunGard's business and financial results, including:

     . SunGard may not be able to find suitable businesses to acquire on affordable terms;
     . competition from other acquirors and stock market fluctuations may make it more difficult for SunGard to find and complete acquisitions;
     . SunGard may have to raise money in the debt or equity markets to finance future acquisitions;
     . at any given time, a large number of shares of SunGard's common stock issued to acquire businesses may become freely tradable in the market; and

     . changes in accounting, tax, securities or other regulations may make it more difficult or costly for SunGard to continue to grow by acquiring similar or complementary businesses.

     The businesses acquired by SunGard may perform worse than expected or may be more difficult to integrate and manage than expected. If that happens, SunGard's business and financial results may suffer for a number of reasons, including:

     . SunGard may have to devote unanticipated financial and management resources to the acquired businesses;
     . SunGard may not be able to realize expected operating efficiencies or product integration benefits; and
     . SunGard may have to write off goodwill or other intangible assets if the acquisition was accounted for as a purchase.

     SUNGARD'S SUCCESS DEPENDS IN PART ON ADAPTING ITS COMPUTER SERVICES AND SOFTWARE TO CHANGES IN TECHNOLOGY AND CHANGES IN ITS CUSTOMERS' BUSINESSES. IF SUNGARD DOES NOT SUCCESSFULLY UPDATE ITS SOFTWARE AND SERVICES, OR IF ITS NEW PRODUCTS OR SERVICES ARE NOT TIMELY DELIVERED OR WELL RECEIVED BY CUSTOMERS, SUNGARD'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     SunGard's ability to successfully update its services and software and timely develop and deliver new products and services required by its customers is subject to a number of risks that could adversely affect SunGard's business and financial results, including:

     . SunGard may find it difficult to update its services and software and timely develop and deliver its new products and services in a cost-effective manner, especially when faced with rapid technological changes that are hard to predict;
     . SunGard may find it difficult to make its products work over the Internet or to integrate its products into straight-through-processing solutions;
     . SunGard may find it difficult to update its services and software to keep pace with business, regulatory and other developments in the financial services industry in which most of SunGard's customers operate; and
     . new developments in patent law may make it more difficult or costly for SunGard to add or retain important features in its software and services.

     SUNGARD'S BUSINESS IS DEPENDENT LARGELY ON THE FINANCIAL SERVICES INDUSTRY. IF THAT INDUSTRY DOES POORLY, SUNGARD'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     SunGard sells most of its computer services and software to banks, mutual funds, brokers, insurance companies and other financial services firms. If the financial services industry or SunGard's customers in the financial services industry experience problems, SunGard's business and financial results could be adversely affected. For example, SunGard may suffer if securities trading activity declines, the number or value of managed portfolios decreases, or there is continued consolidation among firms in the financial services industry.

     SUNGARD'S BUSINESS IS DEPENDENT ON SKILLED PERSONNEL. IF SUNGARD IS UNABLE TO ATTRACT AND RETAIN SKILLED PERSONNEL, SUNGARD'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     SunGard's future success depends on the continued service and availability of skilled personnel, particularly skilled technical, sales and management personnel. Experienced personnel in the information-technology industry are in high demand and competition for their talents is intense. There can be no assurance that SunGard will be able to successfully attract and retain the personnel that it needs. If SunGard is unable to successfully attract and retain skilled personnel, SunGard's ability to provide its products and services may be impeded. Even if SunGard is able to attract and retain the skilled personnel it needs, SunGard's recruitment and compensation expenses could grow faster than revenues, which could adversely affect SunGard's financial results.

     IF CONTINUED YEAR 2000 COMPLIANCE CONCERNS NEGATIVELY IMPACT SOFTWARE AND SERVICES BUYING DECISIONS, OR IF SUNGARD'S SIGNIFICANT THIRD-PARTY SOFTWARE AND HARDWARE PROVIDERS DO NOT MEET CONTINUED YEAR 2000 REQUIREMENTS, SUNGARD'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     SunGard believes that year 2000 compliance concerns caused some decline in software buying and conversion activity during the last half of 1999 and that this impact may continue into the first half of 2000. As a result, SunGard's rate of internal revenue growth may decline in the first half of 2000, as compared to 1999, which could adversely affect SunGard's business and financial results. Many third-party hardware, software and other products interact with SunGard's products and services or are used by SunGard as an integral part of its operations. Although SunGard believes that all of its important vendors are meeting their year 2000 requirements, SunGard cannot determine at this time whether or when year 2000 problems will arise with its third-party products. If problems arise with third-party products, SunGard's business and financial results may suffer.

INVESTMENT SUPPORT SYSTEMS

     SunGard designs, markets and maintains a comprehensive set of proprietary investment support systems for the financial services industry. SunGard's customers include banks, brokers, exchanges, corporate treasury departments, asset managers, mutual funds, investment advisers, insurance companies, depositories, custodians, trustees, benefit plan administrators, transfer agents, utilities, governments, educational institutions and nonprofit organizations. The fundamental purpose of most of SunGard's investment support systems is to automate the many detailed activities associated with trading securities, managing portfolios and accounting for invested assets. SunGard markets these systems throughout the United States and many systems also are marketed worldwide.

     SunGard delivers many of its investment support systems as an application service provider, using SunGard's data centers that customers access over the Internet or a private network. SunGard also delivers many of its investment support systems by licensing the software to customers for use on their own computers. SunGard provides investment support systems application services primarily from its data centers in Birmingham (Alabama), Charlotte (North Carolina), Fairfield (New Jersey), Hopkins (Minnesota), Ridgefield/Weehawken (New Jersey), Voorhees (New Jersey) and Waltham (Massachusetts) (see PROPERTIES). Contracts for investment support systems generally have initial terms of one or more years and then continue for successive, one-year or longer renewal terms, although some allow the customer to terminate on relatively short notice.

     SunGard's investment support systems business has continued to increase in both size and scope, due to internal growth and acquisitions (see ACQUISITIONS AND OFFERINGS).

     BROKERAGE AND EXECUTION SYSTEMS. SunGard's brokerage and execution systems provide comprehensive processing of securities and exchange-traded instruments for banks and brokerages. These systems manage all important facets of transaction processing, including order routing, execution and clearance, position keeping and tracking, regulatory compliance and reporting, and investment accounting and recordkeeping. SunGard also provides comprehensive options analysis and risk management systems for professional option traders, large banks and financial institutions. In addition, SunGard provides a service to financial services firms that assists them with the collection, consolidation and reporting of tax information on securities transactions. SunGard's brokerage systems include software that enables banks and brokerages to launch Internet trading and account services for their customers.

     SunGard provides a variety of customer relationship management software. This includes software used by retail brokers in tracking customer contacts, managing portfolios and measuring performance, and software designed for prospecting, client profiling, needs analysis and cross-selling for use by insurance, banking and brokerage companies.

     SunGard's products include a wireless communications system for straight-through processing of securities listed on the New York Stock Exchange, which is used by SunGard's two-dollar broker to execute trades for its institutional customers. SunGard also has an equity position in an electronic communications network that is used by institutions and brokers to trade anonymously and that operates using SunGard solutions (see ACQUISITIONS AND OFFERINGS).

     SunGard offers straight-through processing for equities by automatically routing orders to a network of participating brokers. This service is marketed to portfolio managers and independent financial advisers who use SunGard investment support systems or third party portfolio management systems.

     SunGard also offers software solutions for enterprise application integration--known as middleware--for the financial services industry that provide intelligent message translation, content-based routing, and data validation and enrichment, making it easier to integrate business processes.

     RISK AND DERIVATIVES SYSTEMS. SunGard provides software applications and software development platforms that handle most aspects of risk management and trading operations for capital markets globally. Generally, these products are used by traders and market-makers of various types of derivative instruments, equities, fixed income securities and foreign exchange contracts and by their middle- and back-office operations. These front-to-back office systems provide trading support, risk management, trade pricing and analysis, transaction processing and accounting functions, and also assist users in determining hedging strategies and monitoring compliance with capital requirements, trading limits and government regulations.

     SunGard also provides asset and liability management software with comprehensive risk management and performance measurement functionality to financial institutions.

     SunGard also provides systems that permit energy companies and power trading firms to control physical and financial trading and provide trading support, market risk management, trade processing, power scheduling and accounting functions.

     ASSET MANAGEMENT SYSTEMS. SunGard's asset management systems maintain the books of record for all types of large investment portfolios, such as those managed by banks, mutual funds, employee retirement plans and insurance companies. The primary functions of these systems are to track investment activities such as purchases and sales, value portfolios using transmissions of security prices and quality ratings received from various worldwide market sources, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these systems are used by investment advisers and other portfolio managers to analyze large investment portfolios using computerized models to assist with investment strategy and management decisions.

     SunGard's investment reporting and analysis systems accept data from other asset management systems or outside sources and perform special reporting or analyses for fund managers and customers. Some of these systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants.

     SunGard offers an integrated asset management application suite that provides straight-through processing for global asset management firms and includes functionality for portfolio management, compliance, performance measurement and trade order management.

     SunGard also provides specialized asset management systems for bank trust accounts. These systems automate the investment, administrative and operations areas unique to the bank trust businesses, including cash management, preparation of tax returns for taxable trusts, management and investment of assets, payment of trust expenses, payment of benefits to retirees, beneficiary distributions, customer statement production and other customer service duties.

     SunGard's custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client statements, tax reclamation, foreign exchange and reconciliation of depository and sub-custodian positions.

     SunGard's securities lending system automates the functions associated with worldwide securities lending activities. In addition, SunGard has entered into an arrangement with a securities lending agent who is offering securities lending services to SunGard's asset management systems customers.

     SunGard also provides general ledger accounting systems to insurance companies. These systems provide general ledger, budget performance and responsibility reporting, cost accounting and profitability analysis.

     SunGard also offers an online, straight-through-processing service that automates the investment process for mutual fund transactions. This service is marketed to users of SunGard's trust accounting, securities trading and participant accounting systems, and for use with other vendors' software products.

     INVESTOR ACCOUNTING SYSTEMS. SunGard's participant accounting systems automate the investment operations associated with defined-contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant's share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process benefits payments to retirees, and produce tax reports for plan sponsors and participants. As a complement to SunGard's participant accounting systems, SunGard offers document generation systems for the creation of retirement plan documents and forms, and software for annual government filings and returns made by employee benefit and compensation plans.

     SunGard's investor accounting systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder and bondholder statements.

     SunGard also provides application software systems that facilitate the sales, marketing and administration functions of life insurance companies and employee benefit plan administrators.

     BANKING AND TREASURY SYSTEMS. SunGard's wholesale banking systems are used for international funds transfer, trade services and cash management by corporate and correspondent banks over the Internet or private networks, often under a bank's private label. SunGard also provides exception-management and report warehouse systems to financial institutions. These systems detect and repair errors in electronic transactions, thereby preventing disruptions in transaction processing and transmissions.

     SunGard's treasury and risk management systems are used by the treasury departments of Fortune 2000 companies and governmental entities worldwide. These products enable the efficient management of an organization's cash, debt and investment portfolios. SunGard also provides global professional services, which focus on application implementation and integration for these treasury systems. SunGard offers a Web-based service that provides a single point of access over the Internet to enable corporate treasurers to more efficiently manage geographically disbursed treasury operations.

     PUBLIC SECTOR SYSTEMS. SunGard's public sector product offerings include fund accounting systems for the accounting and management requirements of educational institutions, state and local governments and other nonprofit organizations; financial accounting, payroll and human resources systems for local governments and school districts; and fundraising and event planning software and information support systems for educational institutions, hospitals and charitable institutions.

BUSINESS CONTINUITY AND INTERNET SERVICES

     SunGard provides business continuity services and high-availability infrastructure for all major computing platforms, enabling customers to have around-the-clock access to business-critical information. SunGard also provides Web-hosting and co-location services, as well as outsourcing and remote-access computer services for software developers and government agencies.

     Many businesses depend upon computers to perform critical tasks and use communications networks to transmit data between computer facilities and distant offices. As more and more business is conducted via the Internet, it is essential for applications to remain available twenty-four-hours-a-day, seven-days-a-week. System outages are no longer tolerated since they may result in lost business. To address this problem, SunGard offers a comprehensive range of business continuity services.

     BUSINESS CONTINUITY. SunGard provides high-availability infrastructure for use by customers whenever they are unable to operate or communicate with their computer facilities. SunGard provides its high-availability infrastructure through fully equipped and operational computer centers known as "hotsites," where customers may restore their critical applications using SunGard's installed computer equipment. SunGard also provides environmentally prepared computer centers known as "coldsites," in which customers may install and operate their own computer equipment, and general office space equipped with workstations and office equipment. In addition, SunGard provides mobile resources that may be delivered or shipped directly to customer-specified locations and electronic vaulting operations.

     SunGard provides business continuity services to users of IBM (and compatible) mainframe computers and also to users of Compaq, Data General, Dell, Digital, Filenet, Hewlett Packard, IBM midrange (AS/400 and RS/6000), NCR, Netframe, Prime, Pyramid, Sequent, Sequoia, Silicon Graphics, Stratus, Sun Microsystems, Tandem and Unisys computers. These services are marketed primarily to prospects and customers directly and through representatives for their mainframe and various midrange computer installations in North America.

     During 1999, for the fourteenth consecutive year, SunGard successfully supported all customers who experienced computer-related failures.

     SunGard believes that it conceived and first implemented the concept of the MegaCenter, a multiple hotsite and coldsite facility that customers may use directly or remotely. SunGard operates five MegaCenters, located in Atlanta, Chicago, Philadelphia, Scottsdale (Arizona) and Warminster (Pennsylvania) (see PROPERTIES). During 1999, SunGard expanded its Atlanta and Scottsdale MegaCenters and completed a major expansion of its Philadelphia MegaCenter, which SunGard believes is the world's largest commercial facility dedicated to business continuity.

     SunGard also operates MetroCenter facilities in strategic locations throughout North America to provide work-group recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile computer systems. MetroCenters are located in the United States and Canada, including Beachwood (Ohio), Bellevue (Washington), Boston, Chicago, Dallas, Denver, Herndon (Virginia), Jersey City (New Jersey), Los Angeles, Montreal, Northville (Michigan), Pittsburgh, St. Louis, St. Paul, San Ramon (California) and Toronto. The Denver, St. Paul and Toronto MetroCenters also have coldsites that can be used in conjunction with the remote operations capability. The recently expanded Boston location houses SunGard's MetroStor product for data vaulting and storage.

     SunGard believes that by operating a relatively small number of large facilities linked by a comprehensive communications network it can provide superior business continuity services in the most effective manner. The SunGard National Network, a dedicated network linking all of SunGard's MegaCenters and MetroCenters and many customer locations, provides customers with a nationwide managed recovery network utilizing synchronous optical technology (SONET).

     PLANNING SOLUTIONS. SunGard provides planning software and professional consulting and educational services to develop comprehensive, business-wide continuity plans. SunGard's contingency planning software integrates business analysis and testing tools with automated plan development and reporting features and offers Internet capabilities. The services performed by SunGard include risk analyses and audits to determine exposure to the disruption of critical operations, business and application impact analyses to prioritize business continuity strategies, and the development of enterprise business continuity plans. SunGard also designs testing and maintenance programs to verify that customers' plans reflect the most current operational conditions.

     eSOURCING. SunGard provides co-location, Web-hosting, Internet access, dedicated or on-demand private network access, application service processing accessible over the Internet or a private network, and outsourcing for production data centers. These activities are supported at SunGard's MegaCenter and MetroCenter facilities as well as SunGard's data centers in Voorhees and Birmingham (see PROPERTIES). SunGard's application service processing is provided both as an external service to customers using SunGard's investment support sustems or third party applications, and also as an internal service to support a number of SunGard's investment support systems business units.

OTHER BUSINESSES

     SunGard provides a work-flow management system, which increases efficiency and flexibility in managing healthcare insurance organizations, and an automated mailing-services business.

     On March 31, 1999, SunGard sold two wholly owned healthcare information systems businesses (see ACQUISITIONS AND OFFERINGS).

PRODUCT DEVELOPMENT

     SunGard continually upgrades, enhances and expands its proprietary products and services to meet the needs of its customers and to utilize advances in technology (see INVESTMENT CONSIDERATIONS).

     The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of increased trading volume, complexity of financial instruments, changes in laws, introductions of new types of investment vehicles and technologies, and increased competition. For these reasons, SunGard continually maintains, enhances and evolves its proprietary investment support systems. SunGard expects to continue to develop enhanced and new functionality for its products, further develop Internet and straight-through-processing capabilities, and develop Windows 2000 and UNIX versions of many products. During 2000, SunGard also plans to expand the number of SunGard products that link to the SunGard Transaction Network and to pursue other initiatives aimed at achieving SunGard's goal of enabling customers to initiate transactions on the Web - anytime, anywhere - and to execute and record those transactions on a real-time basis. SunGard's product development strategy depends in part on the introduction of new technology into the established functionality of its existing systems.

     SunGard funds most of its routine ongoing software maintenance and support activities through the software maintenance and related upgrade fees paid by its investment support systems license customers and a portion of the monthly fees paid by its processing customers. SunGard's expenditures for software development during 1999, 1998 and 1997, including amounts that were capitalized, totaled approximately $136.2 million, $137.4 million and $109.3 million, respectively (these amounts are restated for certain poolings of interests-see FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain custom development projects for individual customers in the ordinary course of business.

     SunGard expands its business continuity and Internet services by adding new service offerings and by opening new facilities or expanding existing facilities to accommodate both the growth in its customer base and the addition of different types of computer systems and service offerings. SunGard expects to open a new MetroCenter in Orlando in 2000. Also, SunGard regularly upgrades its high-availability infrastructure to offer the most advanced computer equipment and communications technology generally used by its customers. SunGard also expects to expand its offerings with respect to Web-hosting, co-location and Web-enabled outsourcing services.

ACQUISITIONS AND OFFERINGS

     SunGard seeks to grow through internal development and the acquisition of businesses that broaden or complement its existing product lines (see INVESTMENT CONSIDERATIONS). Since its initial public offering in 1986, SunGard has acquired 91 businesses including 66 in investment support systems and 21 in business continuity and Internet services. Also during this period, SunGard completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

     During 1999, SunGard spent approximately $95.4 million in cash, net of cash acquired, to acquire eight investment support systems businesses. In addition, SunGard issued during 1999 a total of 18.8 million shares of its common stock to acquire ten investment support systems businesses in transactions that were accounted for as poolings of interests.


-------------------------------------------------------------------------------------------------------------------
   ACQUIRED COMPANY/BUSINESS         DATE ACQUIRED                           DESCRIPTION
===================================================================================================================
DollarMark Solutions, Inc.               02/02/99  Asset and liability management software for banks and other financial institutions.
-------------------------------------------------------------------------------------------------------------------
Sterling Wentworth Corporation           02/18/99  Rule-based selling, analysis and advisory software tools for the financial services industry, specifically insurance,
                                                   banking and brokerage companies.
-------------------------------------------------------------------------------------------------------------------
Annual Statement Automated               02/19/99  Statutory accounting and reporting software for
 Products                                          insurance companies.
-------------------------------------------------------------------------------------------------------------------
Automated Securities                     03/01/99  Equity order management software for brokerage firms,
 Clearance, Ltd.                                   electronic communications network for trading over-the-counter stocks, and two-dollar broker using a wireless communications system for trading exchange-listed securities.
-------------------------------------------------------------------------------------------------------------------
Tiger Systems, Inc.                      03/01/99  Electronic letter-of-credit automation software for banks.
-------------------------------------------------------------------------------------------------------------------
TrueRisk Incorporated                    04/14/99  Risk management applications.
-------------------------------------------------------------------------------------------------------------------
FDP Corp.                                04/28/99  Application software systems that facilitate the sales, marketing and administration functions of life insurance
                                                   companies and employee benefit plan administrators.
-------------------------------------------------------------------------------------------------------------------
RiskCare Limited                         06/14/99  Software for trading and processing equity derivative instruments.
-------------------------------------------------------------------------------------------------------------------
Objective Resources Group, Inc.          06/25/99  Professional services and software development (primarily for
                                                   RiskWorks) for the energy and utilities markets.
-------------------------------------------------------------------------------------------------------------------
Capital Financial Systems Ltd.           06/28/99  Software development and professional services for custody products in the international marketplace.
-------------------------------------------------------------------------------------------------------------------
RiskWorks, Inc.                          06/29/99  Integrated position and risk management software for the energy and utilities markets.
-------------------------------------------------------------------------------------------------------------------
Oshap Technologies Ltd.                  07/13/99  MINT:  software solutions for enterprise application integration.
                                                   Decalog:  portfolio management, compliance, performance
                                                   measurement and trade order management software for global asset managers.
-------------------------------------------------------------------------------------------------------------------
Pentamation Enterprises, Inc.            08/16/99  Financial accounting, payroll and human resources software for local governments and public school districts, and
                                                   student administrative software for school districts.
-------------------------------------------------------------------------------------------------------------------
Exchange Market Systems E.M.S.           08/31/99  Software that enables "brick and mortar" banks and brokerages
 Inc.                                              to launch Internet trading and account services for their
                                                   customers.
-------------------------------------------------------------------------------------------------------------------
Peak 1 Resources, Inc.                   08/31/99  PC-based software for government-mandated annual filings and returns for retirement and employee benefit plans.
-------------------------------------------------------------------------------------------------------------------
Soft Broker AB                           09/29/99  Internet-based application for trading stock and equity options on electronic exchanges.
-------------------------------------------------------------------------------------------------------------------
Business Systems Resources,              10/06/99  Fundraising software solutions for colleges and universities.
 LLC
-------------------------------------------------------------------------------------------------------------------
Synamic Limited's Financial              10/21/99  Collateral management software for financial institutions.
 Products Division
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
   ACQUIRED COMPANY/BUSINESS           DATE ACQUIRED                         DESCRIPTION
===================================================================================================================
US Virtual, Inc.                         02/15/00  Internet-based order entry trading application for futures and options, and simulated brokerage application.
-------------------------------------------------------------------------------------------------------------------
Microbank Software, Inc.                 02/16/00  Exception-management software for banks.
-------------------------------------------------------------------------------------------------------------------
Global Information Solutions             03/01/00  Treasury information systems for major corporations and banks.
 Limited
-------------------------------------------------------------------------------------------------------------------
Cassidy, Jones & Co., Inc.               03/09/00  Two-dollar broker operating on the floor of the NYSE.
-------------------------------------------------------------------------------------------------------------------

     As part of the acquisition of Automated Securities Clearance, Ltd., SunGard acquired a majority interest in The Brass Utility L.L.C. (BRUT), an electronic communications network (ECN). In February 2000, BRUT merged with Strike Technologies and is now known as Brut ECN LLC. SunGard's ownership in the merged ECN is 20%. SunGard also entered into long-term contracts for processing and clearing transactions for Brut ECN LLC.

     In March 2000, SunGard purchased 7.5% of the outstanding common stock and certain preferred stock of Netera, Inc., a provider of e-business consulting services and technology solutions for entities that wish to do business on the Internet.

     In March 1999, SunGard sold two healthcare information systems businesses, Intelus Corporation and Med Data Systems, Inc.

COMPETITION

     Since most of SunGard's computer services and software are specialized and technical in nature, most of the market niches in which SunGard competes have a relatively small number of significant competitors. Some of SunGard's existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than SunGard. SunGard believes that, for most of its businesses, service, quality and reliability are more important competitive factors than price.

     In its investment support systems business, SunGard competes with numerous other data processing and financial software vendors that may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, most of which are much smaller than SunGard. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, such as Automatic Data Processing, Inc., Reuters Group PLC and The Thomson Corporation, all of which are also active acquirors. SunGard also faces competition from the internal processing and development capabilities of its customers and prospects.

     The key competitive factors in marketing investment support systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and overall net cost. SunGard believes that it competes effectively as to each of these factors and that its reputation and experience in these markets are important competitive advantages.

     The business continuity business is highly competitive. SunGard's principal competitors in this business are Comdisco, Inc. and IBM Corporation. SunGard also faces potential competition from major companies that have computer facilities that could be made available for business continuity use. SunGard believes that it competes effectively as to the key competitive factors in this market, namely quality of facilities, scope and quality of services, level and quality of customer support, level of technical expertise and price. SunGard also believes that its experience and reputation as the innovator in this business are important competitive advantages.

     In its new business of providing Web-hosting, co-location, Internet access and Web-enabled outsourcing services, SunGard competes with numerous other vendors, including specialized Web-hosting, co-location and Internet access service providers, large computer services companies and telecommunications companies. SunGard believes that its historical strengths in business continuity and its significant high-availability infrastructure assets will allow SunGard to compete effectively as to the key competitive factors in this market, namely quality of facilities, technical expertise, network capabilities, ability to provide customized solutions and price.


MARKETING

     Most of SunGard's specialized investment support services and business continuity services are marketed throughout the United States, and many are marketed worldwide. SunGard's international sales during 1999, 1998 and 1997 totaled approximately $297.0 million, $314.5 million and $246.4 million, respectively (these amounts are restated for certain poolings of interests-see FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

     SunGard develops and maintains proprietary marketing information by identifying prospective customers through a variety of industry contacts, databases and other sources, and then forming business relationships with prospects. SunGard also attempts to identify and attract customers through its Web site and by conducting seminars and participating in industry conferences. Customer references have been an important aid in obtaining new business.

EMPLOYEES

     At December 31, 1999, SunGard had approximately 6,900 full-time employees. SunGard believes that its success, in part, depends on its continuing ability to attract and retain skilled technical, sales and management personnel. While skilled personnel (particularly application processing professionals and software developers) are in high demand and competition for their talents is intense, and although SunGard has been experiencing an increased rate of turnover, SunGard believes that it has been able to attract and retain highly qualified personnel (see INVESTMENT CONSIDERATIONS). None of SunGard's employees is covered by a collective bargaining contract. SunGard believes that its employee relations are excellent.

PROPRIETARY PROTECTION

     SunGard owns registered marks for the SUNGARD name and owns or has applied for trademark registration for many of its products and services. SunGard relies primarily on contractual restrictions and copyright and trade secret laws for the protection of its proprietary services and software. SunGard also has established policies requiring its personnel to maintain the confidentiality of SunGard's proprietary property. Although SunGard has few registrations of its copyrights and has no patents, SunGard is applying for software patents on a case by case basis and will continue to monitor ongoing developments in the evolving software patent field.

ITEM 2.  PROPERTIES

The following table indicates the location and size of SunGard's principal computer facilities and business continuity and Internet services MegaCenters.


-----------------------------------------------------------------------------------------------------------------
         LOCATION                                           Purpose                                  SQUARE FEET
=================================================================================================================
Alpharetta, GA              Business continuity and Internet services MegaCenter.                          60,000
   (near Atlanta)
-----------------------------------------------------------------------------------------------------------------
Birmingham, AL              Asset management systems, investor accounting systems and eSourcing            50,000
                            data center.
-----------------------------------------------------------------------------------------------------------------
Charlotte, NC               Asset management systems data center.                                          40,200
-----------------------------------------------------------------------------------------------------------------
Fairfield, NJ               Asset management systems data center.                                          22,000
   (near New York)
-----------------------------------------------------------------------------------------------------------------
Hopkins, MN                 Brokerage and execution systems data center.                                   46,200
   (near Minneapolis)
-----------------------------------------------------------------------------------------------------------------
Northbrook, IL              Business continuity and Internet services MegaCenter.                          84,000
   (near Chicago)
-----------------------------------------------------------------------------------------------------------------
Philadelphia, PA            Business continuity and Internet services MegaCenter.                         368,600
-----------------------------------------------------------------------------------------------------------------
Ridgefield and Weehawken,   Brokerage and execution systems data centers.                                   5,800
 NJ (near New York)
-----------------------------------------------------------------------------------------------------------------
Scottsdale, AZ              Business continuity and Internet services MegaCenter.                          35,800
-----------------------------------------------------------------------------------------------------------------
Voorhees, NJ                Assets management systems, investor accounting systems and                     51,000
   (near Philadelphia)      eSourcing data center.
-----------------------------------------------------------------------------------------------------------------
Waltham, MA                 Brokerage and execution systems data center.                                   13,100
   (near Boston)
-----------------------------------------------------------------------------------------------------------------
Warminster, PA              Business continuity and Internet services MegaCenter.                          20,000
   (near Philadelphia)
-----------------------------------------------------------------------------------------------------------------

     SunGard leases all of its offices and facilities listed above, with the exception of its Voorhees, Warminster and Weehawken facilities, which are owned, and its Hopkins facility, which consists of two connected buildings, one leased and the other owned. SunGard also owns its MetroCenters in St. Paul and Northbrook and certain of its other offices. In addition, SunGard leases space, primarily for sales offices, customer support offices, MetroCenters and remote operations centers, in many locations in the United States and worldwide. SunGard believes that its leased and owned facilities are adequate for SunGard's present operations.

ITEM 3.  LEGAL PROCEEDINGS

     SunGard is presently a party to certain lawsuits arising in the ordinary course of its business. SunGard believes that none of its current legal proceedings will be material to its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4.1 CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of SunGard who are not also directors are listed below.


-----------------------------------------------------------------------------------------------------------------
          NAME              AGE                 PRINCIPAL POSITIONS WITH SUNGARD DATA SYSTEMS INC.
=================================================================================================================
Andrew P. Bronstein           41  Vice President and Controller
-----------------------------------------------------------------------------------------------------------------
Philip L. Dowd                58  Senior Vice President
-----------------------------------------------------------------------------------------------------------------
Robert Greifeld               42  Senior Vice President
-----------------------------------------------------------------------------------------------------------------
Lawrence A. Gross             47  Vice President and General Counsel
-----------------------------------------------------------------------------------------------------------------
Michael K. Muratore           53  Senior Vice President
-----------------------------------------------------------------------------------------------------------------
Donna J. Pedrick              50  Vice President-Human Resources
-----------------------------------------------------------------------------------------------------------------
David E. Robinson             56  Senior Vice President
-----------------------------------------------------------------------------------------------------------------
Michael J. Ruane              46  Chief Financial Officer and Vice President-Finance
-----------------------------------------------------------------------------------------------------------------
Richard C. Tarbox             47  Vice President-Corporate Development
-----------------------------------------------------------------------------------------------------------------

     Mr. Bronstein has been Vice President and Controller of SunGard since 1994. Before that, he was Corporate Controller since 1992. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on SunGard's account and as director of the firm's Philadelphia high technology group. Mr. Bronstein is a director and officer of most of SunGard's domestic subsidiaries.

     Mr. Dowd has been Senior Vice President of SunGard since October 1998. From 1990 to October 1998, Mr. Dowd was Chief Executive Officer of the SunGard Trust and Shareholder Systems Group. He was President of SunGard Investment Systems Inc. from 1982 to 1990. Mr. Dowd is a director and/or officer of many of SunGard's investment support systems subsidiaries.

     Mr. Greifeld has been Senior Vice President of SunGard since February 2000. From August 1999 to February 2000, Mr. Greifeld was Vice President of SunGard, and from May 1999 to August 1999, he was Chief Executive Officer of the SunGard Brokerage Systems Group. From 1993 to 1999, Mr. Greifeld was President of Automated Securities Clearance, Ltd., which was acquired by SunGard in March 1999. Mr. Greifeld is a director and/or officer of many of SunGard's investment support systems subsidiaries.

     Mr. Gross has been Vice President and General Counsel of SunGard since 1986 and Secretary of SunGard since 1987. From 1979 to 1986, he was a lawyer with Blank, Rome, Comisky & McCauley, Philadelphia, and he has represented SunGard since 1983. Mr. Gross is a director and officer of most of SunGard's domestic subsidiaries and some of its foreign subsidiaries.

     Mr. Muratore has been Senior Vice President of SunGard since October 1998. From 1995 to October 1998, Mr. Muratore was Chief Executive Officer of the SunGard Financial Systems Group, and from 1990 to 1995, he was Chief Executive Officer of the SunGard Computer Services

Group. From 1985 to 1990, Mr. Muratore held various senior executive positions with SunGard. Mr. Muratore is a director and/or officer of many of SunGard's domestic subsidiaries.

     Ms. Pedrick has been Vice President-Human Resources of SunGard since 1988. From 1983 to 1988, she was Director-Human Resources of SunGard.

     Mr. Robinson has been Senior Vice President of SunGard since August 1999. From October 1998 until August 1999, Mr. Robinson was Chief Executive Officer of the SunGard Investment and Shareholder Systems Group. From 1983 to 1999, Mr. Robinson held various senior executive positions with SunGard, including President of SunGard Investment Systems Inc. from 1993 to 1999. Mr. Robinson is a director and/or officer of many of SunGard's investment support systems subsidiaries.

     Mr. Ruane has been Chief Financial Officer, Vice President-Finance and Treasurer of SunGard since 1994. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President-Finance of the SunGard Trading Systems Group. Before that, he was Vice President-Controller of SunGard from 1990 through 1992, and Corporate Controller of SunGard from 1985 to 1990. Mr. Ruane is a director and officer of most of SunGard's domestic and foreign subsidiaries.

     Mr. Tarbox has been Vice President-Corporate Development of SunGard since 1987.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     This information is incorporated by reference to the section entitled STOCK INFORMATION in SunGard's 1999 Annual Report to Stockholders (included in Exhibit
13.1 to this Report on Form 10-K).

ITEM 6.  SELECTED FINANCIAL DATA

     This information is incorporated by reference to the section entitled SELECTED FINANCIAL INFORMATION in SunGard's 1999 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in SunGard's 1999 Annual Report to Stockholders (included in Exhibit
13.1 to this Report on Form 10-K).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     SunGard does not use derivative financial instruments to manage market risk exposures or for trading or speculative purposes. SunGard invests available cash in short-term, highly-liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While changes in interest rates could decrease SunGard's interest income, SunGard does not consider the interest rate risk for these investments to be material. As of December 31, 1999, SunGard also held an equity investment interest equal to approximately 16.5% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO), which was acquired in connection with a pooling-of-interests transaction. The risks associated with this investment include foreign currency risk, technology risk, and risks associated with the public finance markets. SunGard does not believe that it has a material exposure to the risks associated with this investment.

     While approximately 21% of SunGard's 1999 revenues came from sales to customers located outside of the United States, more than half of these sales were U.S. dollar-denominated sales by SunGard's U.S.-based operations. For SunGard's foreign operations, SunGard generally matches local currency revenues with local currency costs. For these reasons, SunGard does not believe that it has a material exposure to changes in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of SunGard, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

     This Part incorporates certain information from SunGard's definitive proxy statement for its 2000 Annual Meeting of Stockholders ("2000 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of SunGard's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of SunGard's 2000 Proxy Statement entitled REPORT OF THE COMPENSATION COMMITTEE AND EQUITY AWARD SUBCOMMITTEE and PERFORMANCE GRAPH shall not be deemed to be "filed" as part of this Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of SunGard is incorporated by reference to SunGard's 2000 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled ELECTION OF DIRECTORS.

     Information concerning executive officers of SunGard who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to SunGard's 2000 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to SunGard's 2000 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled BENEFICIAL OWNERSHIP OF COMMON STOCK.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to SunGard's 2000 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled EXECUTIVE COMPENSATION, BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  FINANCIAL STATEMENTS

     The following financial statements of SunGard, supplementary data and related documents are incorporated by reference to SunGard's 1999 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

     Report of Independent Accountants on Financial Statements, dated February 10, 2000, except as to the subsequent events information presented in Note 2, for which the date is March 1, 2000.

     Consolidated Statements of Income for each of the years ended December 31, 1999, 1998 and 1997.

     Consolidated Balance Sheets as of December 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for each of the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statement of Stockholders' Equity for each of the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

     Quarterly Financial Information (unaudited).

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     None.

     (a)(3)  EXHIBITS

     The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 20 of this Report. Exhibits 10.8 through 10.22 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

     (b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 SUNGARD DATA SYSTEMS INC.

Date:  March 29, 2000            By:        s/ James L. Mann
                                    ------------------------------------
                                               JAMES L. MANN,
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


               Signature                              Capacity                     Date
---------------------------------------  -----------------------------------  --------------
            s/ James L. Mann             Chief Executive Officer and          March 29, 2000
---------------------------------------  Chairman of the Board of Directors
              James L. Mann              (principal executive officer)

            s/ Cristobal Conde           President, Chief Operating Officer   March 29, 2000
---------------------------------------  and Director
              Cristobal Conde

            s/ Michael J. Ruane          Chief Financial Officer and          March 29, 2000
---------------------------------------  Vice President-Finance
              Michael J. Ruane           (principal financial officer)

            s/ Andrew P. Bronstein       Vice President and Controller        March 29, 2000
---------------------------------------  (principal accounting officer)
              Andrew P. Bronstein

            s/ Till M. Guldimann         Senior Vice President, Strategy and  March 29, 2000
---------------------------------------  Director
              Till M. Guldimann

            s/ Gregory S. Bentley        Director                             March 29, 2000
---------------------------------------
              Gregory S. Bentley

            s/ Michael C. Brooks         Director                             March 29, 2000
---------------------------------------
              Michael C. Brooks

            s/ Albert A. Eisenstat       Director                             March 29, 2000
---------------------------------------
              Albert A. Eisenstat

            s/ Bernard Goldstein         Director                             March 29, 2000
---------------------------------------
              Bernard Goldstein

            s/ Michael Roth              Director                             March 29, 2000
---------------------------------------
              Michael Roth

            s/ Malcolm I. Ruddock        Director                             March 29, 2000
---------------------------------------
              Malcolm I. Ruddock

            s/ Lawrence J. Schoenberg    Director                             March 29, 2000
---------------------------------------
              Lawrence J. Schoenberg

                               LIST OF EXHIBITS

NUMBER                          DOCUMENT
------                          --------

 3.1/(1)/       Restated Certificate of Incorporation of SunGard.

 3.2            Amended and Restated Bylaws of SunGard (filed with this Report).

 4.1/(2)/       Specimen Common Stock Certificate of SunGard.

10.1/(3)/       Lease, dated April 12, 1984, between SunGard and Broad and Noble
                Associates, Inc., relating to SunGard's facility at 401 North
                Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November
                19, 1992 ("401 Lease").

10.2/(4)/       Amendment to 401 Lease, dated October 9, 1995.

10.3/(5)/       Amendment to 401 Lease, dated December 23, 1996.

10.4/(6)/       Amendment to 401 Lease, dated March 1997.

10.5/(6)/       Amendment to 401 Lease, dated December 18, 1997.

10.6            Amendment to 401 Lease, dated June 9, 1999 (filed with this
                Report).

10.7/(7)/       Credit Agreement, dated August 29, 1996, among SunGard, certain banks and other financial institutions and PNC Bank, National
                Association, as Agent.

10.8/(8)/       SunGard's 1986 Stock Option Plan, Amendments thereto, dated
                January 1, 1987, November 1, 1988, February 6, 1990, November 8,
                1991, February 16, 1993 and February 13, 1995, and United
                Kingdom Addendum thereto, dated February 12, 1991./(13)/

10.9/(9)/       SunGard's 1988 Nonqualified Stock Option Plan and Amendment
                thereto, dated October 30, 1990./(13)/

10.10/(10)/     SunGard's 1990 Amended and Restated Restricted Stock Incentive
                Plan./(13)/

10.11/(11)/     SunGard's Restricted Stock Award Plan for Outside Directors.
                /(13)/

10.12 Amendment No. 1 to SunGard's Restricted Stock Award Plan for Outside Directors (filed with this Report)./(13)/

10.13/(12)/     SunGard's 1994 Equity Incentive Plan./(13)/

10.14 Amendment No. 1 to SunGard's 1994 Equity Incentive Plan (filed with this Report)./(13)/

10.15/(4)/      SunGard's 1996 Equity Incentive Plan./(13)/

10.16/(5)/      The United Kingdom Addendum to SunGard's 1996 Equity Incentive
                Plan./(13)/

10.17 Amendment No. 1 to SunGard's 1996 Equity Incentive Plan (filed with this Report)./(13)/

10.18/(6)/      SunGard's 1998 Equity Incentive Plan./(13)/

10.19           SunGard's 2000 Equity Incentive Plan (filed with this
                Report)./(13)/

10.20 Summary Description of SunGard's Annual Executive Incentive Compensation Program (filed with this Report)./(13)/

10.21 Summary Description of SunGard's Long-Term Executive Incentive Compensation Plan (filed with this Report)./(13)/

10.22/(9)/      Form of Indemnification Agreement entered into by SunGard with its directors and officers./(13)/

13.1 Portions of SunGard's Annual Report to Stockholders for the fiscal year ended December 31, 1999 expressly incorporated herein by reference (filed with this Report).

21.1            Subsidiaries of the Registrant (filed with this Report).

23.1 Consent of Independent Accountants regarding SunGard's consolidated financial statements (filed with this Report).

27.1 Financial Data Schedule for the year ended December 31, 1999 (filed with this Report).
_____________
(1) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-12989).

(2) Incorporated by reference to the Exhibits filed with SunGard's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-3181).

(3) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232).

(4) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232).

(5) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232).

(6) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989).

(7) Incorporated by reference to the Exhibits filed with SunGard's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-14232).

(8) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).

(9) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232).

(10) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-14232).

(11) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

(12) Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).

(13) Management contract or compensatory plan or arrangement.

                    INDEX OF EXHIBITS FILED WITH THIS REPORT

NUMBER                          DOCUMENT
------                          --------


 3.2    Amended and Restated Bylaws of SunGard.

10.6    Lease Amendment to 401 Lease dated June 9, 1999.

10.12 Amendment No. 1 to SunGard's Restricted Stock Award Plan for Outside Directors./(1)/

10.14   Amendment No. 1 to SunGard's 1994 Equity Incentive Plan./(1)/

10.17   Amendment No. 1 to SunGard's 1996 Equity Incentive Plan./(1)/

10.19   SunGard's 2000 Equity Incentive Plan./(1)/

10.20 Summary Description of SunGard's Annual Executive Incentive Compensation Program./(1)/

10.21 Summary Description of SunGard's Long-Term Executive Incentive Compensation Plan./(1)/

13.1 Portions of SunGard's Annual Report to Stockholders for the fiscal year ended December 31, 1999 expressly incorporated herein by reference.

21.1    Subsidiaries of the Registrant.

23.1 Consent of Independent Accountants regarding SunGard's consolidated financial statements.

27.1    Financial Data Schedule for the year ended December 31, 1999.


___________
(1)    Management contract or compensatory plan or arrangement.