Form 10-Q
period 2000-03-31
SUNGARD DATA SYSTEMS INC
filed 2000-05-15
CIK 789388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or
                                                              --------------

  [  ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from      to
                                                             ------  -----

          COMMISSION FILE NUMBER 1-12989


                        SunGard/(R)/ DATA SYSTEMS INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                 51-0267091
   -------------------------------                -------------------
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                 Identification No.)




                 1285 Drummers Lane, Wayne, Pennsylvania 19087
                 ---------------------------------------------
         (Address of principal executive offices, including zip code)




                                (610) 341-8700
                                --------------
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

There were 131,539,391 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 2000.

                           SUNGARD DATA SYSTEMS INC.
                                AND SUBSIDIARIES


                                     INDEX

                                                                                   Page
                                                                                   ----


Part I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:


           Consolidated Balance Sheets as of March 31, 2000 (unaudited)
           and December 31, 1999.......................................                  1

           Consolidated Statements of Income for the three months
           ended March 31, 2000 and 1999 (unaudited)...................                  2

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2000 and 1999 (unaudited)...................                  3

           Notes to Consolidated Financial Statements (unaudited)......                  4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................                  9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..                 16


Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................                 16

Item 2.    Changes in Securities and Use of Proceeds...................                 16

Item 3.    Defaults upon Senior Securities.............................                 17

Item 4.    Submission of Matters to a Vote of Security Holders.........                 17

Item 5.    Other Information...........................................                 17

Item 6.    Exhibits and Reports on Form 8-K............................                 17

Signatures.............................................................                 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                           SUNGARD DATA SYSTEMS INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                                                                      March 31,
                                                                                                        2000      December 31,
                                                                                                     (Unaudited)     1999
                                                                                                     ----------   -----------
Assets
Current:
   Cash and equivalents.........................................................................     $  271,906   $   286,990
   Short-term investments.......................................................................         85,319       104,235
   Trade receivables, less allowance for doubtful accounts of $31,761 and $34,141...............        273,672       278,114
   Earned but unbilled receivables..............................................................         59,063        56,288
   Prepaid expenses and other current assets....................................................         40,142        35,615
   Deferred income taxes........................................................................         26,282        25,565
                                                                                                     ----------   -----------
       Total current assets.....................................................................        756,384       786,807
                                                                                                     ----------   -----------

Investment in common stock......................................................................         75,288        49,902
Property and equipment, less accumulated depreciation of $337,042 and $318,405..................        186,976       182,682
Software products, less accumulated amortization of $151,972 and $146,185.......................        133,579       110,355
Goodwill, less accumulated amortization of $63,423 and $59,840..................................        254,490       211,791
Other tangible and intangible assets, less accumulated amortization of
   $80,449 and $77,740..........................................................................        142,728        93,393
Deferred income taxes...........................................................................        121,751       129,832
                                                                                                     ----------   -----------
                                                                                                     $1,671,196   $ 1,564,762
                                                                                                     ==========   ===========


Liabilities and Stockholders' Equity
Current:
   Short-term and current portion of long-term debt.............................................     $   10,923    $    7,755
   Accounts payable.............................................................................         15,398        14,924
   Accrued compensation and benefits............................................................         74,133        84,971
   Other accrued expenses.......................................................................         57,479        61,820
   Accrued income taxes.........................................................................         36,866        13,142
   Deferred revenues............................................................................        183,438       165,866
                                                                                                     ----------    ----------
       Total current liabilities................................................................        378,237       348,478
                                                                                                     ----------    ----------

Long-term debt..................................................................................          9,377         5,517
                                                                                                     ----------    ----------
Commitments.....................................................................................
Stockholders' equity:
   Preferred stock, par value $.01 per share; 5,000 shares authorized...........................              -             -
   Common stock, par value $.01 per share; 320,000 shares authorized;
      131,539 and 128,505 shares issued.........................................................          1,315         1,285
   Capital in excess of par value...............................................................        610,702       591,998
   Restricted stock plans and notes receivable for common stock.................................         (1,598)       (1,768)
   Retained earnings............................................................................        648,616       608,519
   Accumulated other comprehensive income.......................................................         24,547        10,733
                                                                                                     ----------    ----------
     Total stockholders' equity.................................................................      1,283,582     1,210,767
                                                                                                     ----------    ----------
                                                                                                     $1,671,196    $1,564,762
                                                                                                     ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                           SUNGARD DATA SYSTEMS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                          2000               1999
                                                                                      ------------       -------------
Revenues:
  Services.......................................................................     $ 329,239          $  289,072
  Licenses and resales...........................................................        55,426              62,575
                                                                                      ------------       -------------
                                                                                        384,665             351,647
                                                                                      ------------       -------------

Costs and expenses:
  Cost of sales and direct operating.............................................       164,267             152,395
  Sales, marketing and administration............................................        85,385              76,797
  Product development............................................................        34,179              31,694
  Depreciation and amortization..................................................        20,747              18,342
  Amortization of acquisition-related intangible assets..........................        13,129              10,390
  Merger costs, including noncash of $71,459 in 1999 (see Note 2)................         1,600              85,224
                                                                                      ------------       -------------
                                                                                        319,307             374,842
                                                                                      ------------       -------------
Income (loss) from operations....................................................        65,358             (23,195)
  Interest income................................................................         5,367               3,680
  Interest expense...............................................................          (457)               (526)
                                                                                      ------------       -------------
Income (loss) before income taxes and extraordinary items........................        70,268             (20,041)
  Income taxes...................................................................        28,747              26,340
                                                                                      ------------       -------------
Income (loss) before extraordinary items ........................................        41,521             (46,381)
  Extraordinary items, net of income taxes ......................................          -                 10,670
                                                                                      ------------       -------------
Net income (loss)................................................................        41,521             (35,711)
Pro forma income tax benefit resulting from acquired Subchapter S corporation....          -                (26,934)
                                                                                      ------------       -------------
Pro forma net income (loss)......................................................     $  41,521          $   (8,777)
                                                                                      ============       =============

Pro forma basic net income (loss) per common share:
   Before extraordinary items....................................................     $    0.32          $    (0.16)
                                                                                      ============       =============
   After extraordinary items.....................................................     $    0.32          $    (0.07)
                                                                                      ============       =============

Pro forma diluted net income (loss) per common share:
   Before extraordinary items....................................................     $    0.31          $    (0.16)
                                                                                      ============       =============
   After extraordinary items.....................................................     $    0.31          $    (0.07)
                                                                                      ============       =============

Shares used to compute pro forma net income (loss) per common share:
   Basic.........................................................................       131,191             123,420
                                                                                      ============       =============
   Diluted.......................................................................       134,194             123,420
                                                                                      ============       =============

  The accompanying notes are an integral part of these financial statements.

                           SUNGARD DATA SYSTEMS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         ------------------------------
                                                                                             2000             1999
                                                                                         -------------    --------------
Cash flow from operations:
  Net income (loss)...................................................................   $  41,521        $  (35,711)
  Reconciliation of net income to cash flow from operations:
     Depreciation and amortization....................................................      33,876            28,732
     Extraordinary gains, net of income taxes.........................................          -            (10,670)
     Noncash compensation charge related to the acquisition of ASC....................          -             71,459
     Other noncash charges (credits)..................................................        (918)            6,317
     Deferred income tax benefit......................................................      (1,426)           (4,563)
     Accounts receivable and other current assets.....................................      16,899                 5
     Accounts payable and accrued expenses............................................      (6,411)            3,826
     Deferred revenues................................................................       1,019             3,652
                                                                                         -------------    --------------
       Cash flow from operations......................................................      84,560            63,047
                                                                                         -------------    --------------
Financing activities:
  Cash received under employee stock plans............................................      11,687            15,504
  Cash received from borrowings.......................................................           4             3,405
  Pre-acquisition cash distributions to shareholders of acquired corporations, net....          -             (2,999)
  Cash paid to repay debt.............................................................      (1,307)           (3,332)
                                                                                         -------------    --------------
       Total financing activities.....................................................      10,384            12,578
                                                                                         -------------    --------------

Investment activities:
  Cash paid for acquired businesses, net of cash acquired.............................    (106,062)             (563)
  Cash paid for property and equipment................................................     (19,817)          (17,883)
  Cash paid for software and other assets.............................................      (2,797)           (6,345)
  Cash paid for purchases of short-term investments...................................     (13,949)               -
  Cash received from sale of subsidiaries.............................................          -             25,000
  Cash received from sales and maturities of short-term investments...................      32,597             2,267
                                                                                         -------------    --------------
       Total investment activities....................................................    (110,028)            2,476
                                                                                         -------------    --------------

Increase (decrease) in cash and equivalents...........................................     (15,084)           78,101
Beginning cash and equivalents........................................................     286,990           265,011
                                                                                         -------------    --------------
Ending cash and equivalents...........................................................   $ 271,906        $  343,112
                                                                                         =============    ==============

Supplemental  information:
  Acquired businesses:
     Property and equipment...........................................................   $   2,379        $      503
     Software products................................................................      28,651               650
     Goodwill and other intangible assets.............................................     100,192               160
     Deferred income taxes............................................................         509           103,004
     Purchase price obligations and debt assumed......................................      (8,802)             (107)
     Net current liabilities assumed..................................................     (14,369)           (1,193)
     Common stock issued and net equity acquired in poolings of interests ............      (2,498)         (102,454)
                                                                                         -------------    --------------
Cash paid for acquired businesses, net of cash acquired...............................   $ 106,062        $      563
                                                                                         =============    ==============


  The accompanying notes are an integral part of these financial statements.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     During 1999, the Company acquired Automated Securities Clearance, Ltd.
(ASC). ASC was a Subchapter S corporation before the Company acquired it; therefore, all income passed through directly to and substantially all income taxes were paid directly by the former shareholder of ASC. Net income and all net income per share amounts prior to the acquisition are presented on a pro forma basis since generally accepted accounting principles require the presentation of pro forma income tax expense for ASC as if ASC had been a C corporation for all periods presented.

2.   ACQUISITIONS AND DISPOSITIONS:

     ACQUISITIONS:

     POOLING-OF-INTERESTS TRANSACTIONS:

     During the three months ended March 31, 2000, the Company completed the
acquisition of Microbank Software, Inc. (Microbank).   A total of 2.2 million
shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of Microbank were converted into options to buy 0.3 million shares of the Company's common stock.

     During the three months ended March 31, 1999, the Company completed the acquisitions of ASC, DollarMark Solutions, Inc., Sterling Wentworth Corporation
(SWC), and Tiger Systems, Inc. A total of 8.5 million shares of common stock were issued in connection with these acquisitions, and outstanding options to buy shares of the acquired companies were converted into options to buy 1.4 million shares of the Company's common stock. In addition, during the second and third quarters of 1999, the Company completed the acquisitions of FDP Corp.
(FDP), Oshap Technologies Ltd. (Oshap), and Pentamation Enterprises, Inc. (PEI), as well as three other pooling-of-interests transactions. All historical financial information of the Company has been restated to include the historical financial information of ASC, FDP, Oshap, PEI and SWC. Historical financial information is not restated for the other acquisitions due to immateriality. Each immaterial acquisition has been recorded as of the beginning of the quarter in which it was completed. Except for the merger costs described below, the Company

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONTINUED)

2.   ACQUISITIONS AND DISPOSITIONS, CONTINUED:

     ACQUISITIONS, CONTINUED:

     POOLING-OF-INTERESTS TRANSACTIONS, CONTINUED:

does not expect that the immaterial acquisitions, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

     PURCHASE TRANSACTIONS:

     During the first three months of 2000, the Company completed three acquisitions. Total cash paid in connection with the three acquisitions was $94.9 million, subject to certain adjustments.

     The Company has engaged an independent Big 5 accounting and professional services firm to perform a valuation of the intangible assets acquired in connection with the acquisition of Global Information Solutions Ltd. (GIS). The valuation will serve as the basis of allocation of the purchase price to the various classes of assets acquired, and will include a determination as to whether any purchased in-process research and development exists at the time of acquisition. At March 31, 2000, the allocation of the purchase price is still preliminary, and does not include an allocation to purchased in-process research and development. The allocation to purchased in-process research and development, if any, will be recorded as an acquisition-related expense when the valuation is completed. Purchased in-process research and development represents the value of software products still in development and not considered to have reached technological feasibility as of the date of acquisition. Cash paid in connection with the acquisition of GIS was $76.1 million, subject to certain adjustments.

     MERGER COSTS:

          During the three months ended March 31, 2000 and 1999, the Company recorded merger costs of $1.6 million and $85.2 million ($1.6 million after tax, or $0.01 per diluted share, and $58.8 million pro forma after tax, or $0.46 per pro forma diluted share), respectively. The 2000 and 1999 merger costs are associated with pooling-of-interests transactions, and include investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes. The 1999 merger costs also include a noncash compensation charge of $71.5 million ($45.0 million pro forma after tax, or $0.35 per pro forma diluted share) in connection with a pre-existing employment agreement with an executive of ASC, which obligated ASC to issue to the executive 25% of the shares issued in the merger. The fair value of those shares and related payroll costs were recorded as one-time costs associated with the merger.

                           SUNGARD DATA SYSTEMS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

2.   ACQUISITIONS AND DISPOSITIONS, CONTINUED:

     DISPOSITIONS AND EXTRAORDINARY ITEMS:

     On March 31, 1999, the Company sold two wholly owned healthcare information systems (HIS) subsidiaries. Total cash received in connection with the sale of the HIS businesses was $25.0 million, resulting in an after-tax gain of $10.4 million ($0.08 per diluted share). The gain on the sale is reflected on the Consolidated Statements of Income as an extraordinary item in accordance with the reporting requirements for a sale of assets following a recently completed business combination that was accounted for as a pooling of interests. Also during the three months ended March 31, 1999, an extraordinary gain of $0.3 million (less than $0.01 per diluted share) was recorded as a result of Oshap's early retirement of debt.

3.   COMPREHENSIVE INCOME (LOSS):

     Comprehensive income (loss) consists of net income (loss), adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) for the three months ended March 31, 2000 and 1999 follows (in thousands):


                                              2000       1999
                                             -------   --------
Net income (loss)                            $41,521   $(35,711)

Foreign currency translation loss             (2,512)    (2,755)

Unrealized gains on marketable securities     25,117         49

Income tax expense                            (8,791)         -
                                             -------   --------

Comprehensive net income (loss)              $55,335   $(38,417)
                                             =======   ========

     The unrealized gains on marketable securities result primarily from the Company's 16.5% investment in common stock of Tecnomatix Technologies Ltd. (NASDAQ: TCNO), which was acquired in connection with the 1999 pooling-of-interests transaction with Oshap.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

4.   SHARES USED IN COMPUTING PRO FORMA NET INCOME (LOSS) PER COMMON SHARE:

     The computation of shares used in computing pro forma basic and diluted net income (loss) per common share for each of the three months ended March 31, 2000 and 1999 follows (in thousands):

                                                    2000             1999
                                                   -------          -------
Weighted average common shares
 outstanding                                       131,035          123,120

Contingent shares                                      156              300
                                                   -------          -------
Total shares used for calculation of pro
 forma basic net income (loss) per common share    131,191          123,420

Employee stock options (1)                           3,003                -
                                                   -------          -------

Total shares used for calculation of pro
 forma diluted net income (loss) per common        134,194          123,420
 share                                             =======          =======


(1) 1999 excludes 4,607 common stock equivalent shares because they are anti-dilutive due to a net loss.

                           SUNGARD DATA SYSTEMS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONTINUED)

5.   RECLASSIFIED 1999 QUARTERLY SEGMENT DATA:

The recent formation of the eSourcing business within the business continuity and Internet services (BCIS) segment resulted in the Company's computer services application service provider (ASP) business becoming part of the BCIS business segment. The following 1999 quarterly segment information reflects this reclassification.


                                                             Three Months Ended
                                               ----------------------------------------------
                                               March 31,    June 30,   Sept. 30,    Dec. 31,
                                                  1999        1999        1999        1999
                                               ----------  ----------  ----------  ----------
Revenues:
  Investment support systems                    $258,758    $255,004    $255,003    $283,613
  Business continuity and Internet services       82,188      90,512      88,963      96,274
  Other businesses                                10,701       7,357       7,713       8,415
                                                --------    --------    --------    --------
                                                $351,647    $352,873    $351,679    $388,302
                                                ========    ========    ========    ========


Operating margin, excluding merger costs:
  Investment support systems                    $ 51,183    $ 44,710    $ 45,378    $ 48,553
  Business continuity and Internet services       14,865      25,582      24,979      28,945
  Other businesses                                    78       1,246       1,976       1,724
  Corporate administration                        (4,097)     (4,056)     (2,970)     (2,997)
                                                --------    --------    --------    --------
                                                  62,029      67,482      69,363      76,225
  Merger costs                                   (85,224)     (5,222)     (8,738)          -
                                                --------    --------    --------    --------
                                                $(23,195)   $ 62,260    $ 60,625    $ 76,225
                                                ========    ========    ========    ========

Operating margin, excluding merger costs:
  Investment support systems                        19.8%       17.5%       17.8%       17.1%
                                                ========    ========    ========    ========
  Business continuity and Internet services         18.1%       28.3%       28.1%       30.1%
                                                ========    ========    ========    ========
  Other businesses                                   0.7%       16.9%       25.6%       20.5%
                                                ========    ========    ========    ========
  Total                                             17.6%       19.1%       19.7%       19.6%
                                                ========    ========    ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements about the outlook of SunGard Data Systems Inc. (the Company) and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, actual results could differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as the timing and magnitude of software sales, the timing and scope of technological advances, the integration and performance of acquired businesses, the prospect of future acquisitions, the ability to attract and retain key personnel, the effect of year 2000 issues on software and services buying decisions, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

     During 2000 and 1999, the Company completed certain acquisitions accounted for as poolings of interests. Five acquisitions completed in 1999 required restatement of all historical financial information. Also during 2000 and 1999, the Company recorded merger costs associated with acquired companies and, on March 31, 1999, the Company sold two of its three wholly owned healthcare information systems (HIS) businesses. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

                           SUNGARD DATA SYSTEMS INC.
                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                     Three Months
                                                        Ended
                                                       March 31,
                                                       ---------
                                                   2000        1999
                                                   ----        ----
Revenues:
 Investment support systems                      $281,355    $258,758
 Business continuity and Internet services         96,363      82,188
 Other businesses                                   6,947      10,701
                                                 --------    --------
                                                 $384,665    $351,647
                                                 ========    ========


Operating income:
 Investment support systems                      $ 46,726    $ 51,183
 Business continuity and Internet services         23,048      14,865
 Other businesses                                   1,426          78
 Corporate administration                          (4,242)     (4,097)
                                                 --------    --------
                                                   66,958      62,029
 Merger costs, including noncash charge of
  $71.5 million in 1999                            (1,600)    (85,224)
                                                 --------    --------
                                                 $ 65,358    $(23,195)
                                                 ========    ========

Operating margins, excluding merger costs:
 Investment support systems                          16.6%       19.8%
                                                 ========    ========
 Business continuity and Internet services           23.9%       18.1%
                                                 ========    ========
 Other businesses                                    20.5%        0.7%
                                                 ========    ========
 Total                                               17.4%       17.6%
                                                 ========    ========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

INCOME FROM OPERATIONS:

     The Company sells a significant portion of its products and services to the financial services industry and could be affected directly by the overall condition of that industry. The Company expects that the consolidation trend in that industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Certain of the Company's investment support systems (ISS) businesses derive a significant portion of revenues from software license sales. Since there are inherent difficulties in predicting the timing and magnitude of software sales, there is the potential for fluctuations in quarterly revenue and income.

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of fourteen groups of related financial services software businesses. Historically, most of these businesses have met or exceeded expectations, while some have not, yielding overall results for the entire business at approximately the levels expected. However, during 1999, overall results were below expectations due primarily to a 36% decrease in revenues from software licenses and resales of third-party hardware and software in four of the Company's derivatives and risk management systems businesses. The Company's other ISS units performed well overall, but their results did not fully offset the decrease in software licenses and resales within the four affected businesses. The Company believes that much of the decrease is due to a slowdown in new system purchases by both large and medium-size financial institutions resulting from the industry's focus on year 2000 testing and preparation during 1999.

     The ISS operating margin was 16.6% for the three month period ended March 31, 2000, as compared with 19.8% for the comparable period in 1999. The decrease in the operating margin is due primarily to lower revenues from software licenses and resales in four of the Company's derivatives and risk management systems businesses. Software licenses and resales in these businesses were $10.5 million during the three month period ended March 31, 2000, as compared with $23.2 million during the three months ended March 31, 1999. This decline was offset partially by an increase in revenues in the brokerage systems businesses, an increase in software license revenues from shareholder accounting systems due to a contract cancellation fee resulting from industry consolidation, and a decline in compensation expenses associated with the Company's long-term incentive plan.

     The Company expects that the full-year 2000 ISS operating margin will increase slightly from the full-year 1999 operating margin of 18.0%. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license sales, the operating margins of recently acquired businesses and the level of product development spending.

     Business Continuity and Internet Services (BCIS):

     The BCIS operating margin was 23.9% during the three month period ended March 31, 2000, as compared with 18.1% for the comparable period in 1999. The increase in the operating margin is due primarily to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

INCOME FROM OPERATIONS, CONTINUED:

     Business Continuity and Internet Services (BCIS), Continued:

increases in revenues, costs associated with equipment upgrades and facilities expenditures during the first three months of 1999, and a decline in compensation expenses associated with severance costs and the Company's long-term incentive plan.

     The Company expects that the full-year 2000 BCIS operating margin will be slightly lower than the full-year 1999 BCIS operating margin of 26.1%, as customer testing returns to pre-Y2K levels and the Company makes additional investments in its new Web-hosting and co-location services. The most important factors affecting the BCIS operating margin are the rate of new contract signings and contract renewals, and the timing and magnitude of equipment and facilities expenditures.

REVENUES:

     Total revenues for the three month period ended March 31, 2000 increased $33.0 million, or 9%, as compared with the corresponding period in 1999. Excluding acquired businesses, revenues increased approximately 6% and 12% during the three month periods ended March 31, 2000 and 1999, as compared with the corresponding periods in the previous years. The slower revenue growth rate in 2000 is due primarily to lower derivatives and risk management software license and professional services revenues, a decline in professional services revenues related to conversion work on large shareholder accounting system projects and, to a lesser extent, a decline in revenues resulting from the HIS sale.

     During the three month period ended March 31, 2000, recurring revenues derived from processing services, business continuity and Internet services, professional services, software maintenance, and software and hardware rentals increased 14% to $329.2 million, or 86% of total revenues, as compared with $289.1 million, or 82% of total revenues during the comparable period in 1999.

     Professional services revenues were $64.3 million and $71.1 million during the three month periods ended March 31, 2000 and 1999, respectively. The decrease in professional services revenues is due primarily to conversion work on large shareholder accounting system projects in 1999, a decrease in derivatives and risk management professional services and the absence of professional services revenues due to the sale of the HIS businesses, partially offset by professional services revenues from acquired businesses and an increase in professional services from the Company's brokerage systems businesses.

     During the three month period ended March 31, 2000, nonrecurring revenues derived from software licenses and sales of third-party software and hardware decreased 11% to $55.4 million, as compared with $62.6 million during the comparable period in 1999. Software license revenues totaled $46.5 million and $52.8 million during the three month periods ended March 31, 2000 and 1999, respectively. Lower software license and third-party fees are due primarily to a $12.7 million decline in derivatives and risk management systems revenues and

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

REVENUES, CONTINUED:

the absence of revenues associated with the sale of the HIS businesses, and are offset in part by the addition of revenues from acquired businesses and an increase in software license revenues from shareholder accounting systems due to a contract cancellation fee resulting from industry consolidation. Lower revenues from resales are also attributable to a decline in sales of computer equipment related to large system installations during 1999 in the Company's public sector businesses.

     Investment Support Systems:

     ISS revenues for the three month period ended March 31, 2000 increased $22.6 million, or 9%, as compared with the corresponding period in 1999. Recurring ISS revenues increased $27.6 million, while nonrecurring ISS revenues decreased $5.0 million. The increase in recurring ISS revenues is due to strong growth in the Company's brokerage systems businesses and acquired businesses, and is offset in part by a decline in professional services revenues associated with conversion work on large shareholder accounting system projects in 1999 and a decline in professional services revenues in the Company's derivatives and risk management systems businesses. The decline in nonrecurring revenues is due to lower derivatives and risk management software license revenues and a decline in sales of computer equipment in the Company's public sector businesses, offset in part by an increase in software license revenues from shareholder accounting systems due to a contract cancellation fee resulting from industry consolidation. All of these decreases are also offset in part by revenues from acquired businesses.

     Excluding acquired businesses, ISS revenues increased approximately 2% and 14% during the three month periods ended March 31, 2000 and 1999 as compared with the comparable periods in the prior years. The lower growth rate in 2000 as compared with 1999 is due primarily to lower revenues from derivatives and risk management systems, and professional services revenues related to conversion work on large shareholder accounting system projects in 1999. The higher internal revenue growth rate in 1999 is due primarily to an increase in software license revenues in the derivatives and risk management systems businesses resulting from strong demand for these products in late 1998 and early 1999.

     Business Continuity and Internet Services:

     BCIS revenues for the three month period ended March 31, 2000 increased $14.2 million, or 17%, as compared with the corresponding period in 1999. The increase is attributable primarily to increases in revenues resulting from new contract signings and contract renewals, continued growth in demand for midrange platforms, network services and work-group recovery, and is offset in part by a decline in revenues related to year 2000 testing.

     Other Businesses:

     The Company's remaining businesses consist of an HIS business which provides work-flow management systems to healthcare insurance organizations, and an automated mailing-services business. During the first quarter of 1999, this segment also included two other wholly owned HIS businesses, which were sold on March 31, 1999. During the three month period ended March 31, 2000, revenues from Other Businesses declined by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

REVENUES, CONTINUED:

     Other Businesses, Continued:

$3.8 million, or 35%, due primarily to the aforementioned sale of the HIS businesses.

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the three month period ended March 31, 2000 increased $11.9 million, or 8%, as compared with the corresponding period in 1999. The increase is due primarily to BCIS and ISS equipment upgrades and acquired businesses, partially offset by lower costs resulting from the sale of the HIS businesses.

     Sales, marketing and administration expenses for the three month period ended March 31, 2000 increased $8.6 million, or 11%, as compared with the corresponding period in 1999. The increase is due primarily to acquired businesses and the formation of the Company's global account management program and a corporate marketing program, and is partially offset by lower costs associated with the Company's long-term incentive plan, a decrease in costs in the Company's derivatives and risk management systems businesses, and lower costs resulting from the sale of the HIS businesses.

     Product development expenses for the three month period ended March 31, 2000 increased $2.5 million, or 8%, as compared with the corresponding period in 1999. The increase is due primarily to acquired businesses and various ISS product development initiatives, partially offset by lower costs resulting from the sale of the HIS businesses. Development costs capitalized during the three month periods ended March 31, 2000 and 1999 were $1.2 million and $1.1 million, respectively.

     Depreciation and amortization for the three month period ended March 31, 2000 increased $2.4 million, or 13%, as compared with the corresponding period in 1999. The increase is due primarily to purchases of computer and telecommunications equipment and acquired businesses.

     Amortization of acquisition-related intangible assets for the three month period ended March 31, 2000 increased $2.7 million, or 26%, as compared with the corresponding period in 1999. The increase is due to recently acquired businesses.

     Interest income for the three month period ended March 31, 2000 increased $1.7 million, or 46%, as compared with the corresponding period in 1999. The increase is due to higher cash and short-term investment balances, and, to a lesser extent, an increase in interest rates.

     Excluding the effect of merger costs and extraordinary gains resulting from the sale of the HIS businesses and early extinguishment of debt, the Company's effective income tax rate was 40.0% for the three month period ended March 31, 2000, as compared with 40.5% during the year ended December 31, 1999. The slightly lower

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

COSTS AND EXPENSES, CONTINUED:

effective income tax rate in 2000 as compared with 1999 is due to recently acquired companies with lower effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and short-term investments were $357.2 million at March 31, 2000, a decrease of $34.0 million from December 31, 1999. The decrease is due primarily to net cash paid of $106.1 million in connection with businesses acquired and minority interest investments. Cash flow from operations exceeded $84.0 million during the first three months of 2000, an increase of $21.5 million, or 34%, as compared with the corresponding period in 1999.

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

EFFECT OF YEAR 2000:

     The Company's comprehensive program to evaluate and address the impact of the year 2000 on its software systems, processing services and business continuity and Internet operations was completed by the end of 1999 without significant incident. This program encompassed the Company's products that are sold to its customers, as well as third-party products that are resold to customers or are used internally by the Company. The Company continues to monitor the effect that year 2000 may have on its products.

     The Company believes that year 2000 compliance concerns caused some decline in software buying and conversion activity during the last half of 1999 and during the first quarter of 2000, and that this impact may continue through the first half of 2000. The Company's revenue growth during the first half of 2000, therefore, may be lower than during the first half of 1999.

     Many third-party hardware, software and other products interact with the Company's products and services or are used by the Company as an integral part of its operations. The Company continues to monitor these third-party products for year 2000 compliance, so that noncompliant products may be modified or replaced in a timely manner. In doing so, the Company must rely upon its outside vendors to meet continued year 2000 requirements. If any of the Company's important vendors fails to continue to meet its year 2000 requirements, the Company will switch to another vendor as soon as possible; this may have a material and adverse impact on the Company's business and financial results. Although the Company believes that all of its important vendors are meeting their year 2000 requirements, the Company cannot determine at this time whether or when year 2000 related problems will arise with its third-party products or whether any problems that do arise will have a material

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)

EFFECT OF YEAR 2000, CONTINUED:

adverse impact on the Company's business or financial results.

     THE FOREGOING IS A YEAR 2000 READINESS DISCLOSURE MADE PURSUANT TO THE TERMS AND PROTECTIONS OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While changes in interest rates could decrease the Company's interest income, the Company does not consider the interest rate risk for these investments to be material. As of March 31, 2000, the Company continues to hold an equity investment equal to approximately 16.5% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO), which was acquired in connection with the 1999 pooling-of-interests transaction with Oshap. The risks associated with this investment include foreign currency risk, technology risk, and risks associated with the public finance markets, which have recently been volatile. The Company does not believe that it has a material exposure to the risks associated with this investment.

     While approximately 20% of the Company's revenues come from sales to customers located outside of the United States, approximately one-half of those revenues are U.S. dollar-denominated sales by the Company's U.S.-based operations. For the Company's foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

PART II.       OTHER INFORMATION:

               ITEM 1. LEGAL PROCEEDINGS:  None.

               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

               (a)  Not applicable.

               (b)  Not applicable.

               (c)  Not applicable.

               (d)  Not applicable.

PART II.       OTHER INFORMATION:
               (Continued)

               ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  None.

               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                       None.

               ITEM 5. OTHER INFORMATION:  None.

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

               (a)  Exhibits:

                    27.1 Financial Data Schedule for the quarter ended
                         March 31, 2000.

               (b)  Reports on Form 8-K: None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SUNGARD DATA SYSTEMS INC.



Date:  May 15, 2000      By:             s/Michael J. Ruane
                            ---------------------------------------------
                                           Michael J. Ruane
                         Vice President-Finance and Chief Financial Officer
                                    (Principal Financial Officer)

                               LIST OF EXHIBITS

NUMBER                                  EXHIBIT
------                                  -------

27.1           Financial Data Schedule for the quarter ended March 31, 2000