Form 10-Q
period 2000-06-30
SUNGARD DATA SYSTEMS INC
filed 2000-08-14
CIK 789388

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

[_]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

Commission file number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1285 Drummers Lane, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

(610) 341-8700

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

There were 131,951,052 shares of the registrant's common stock, par value $.01 per share, outstanding at June 30, 2000.

SunGard Data Systems Inc.
And Subsidiaries

Index
Part I. Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999
Consolidated Statements of Income for the six and three months ended June 30, 2000 and 1999 (unaudited)
Consolidated Statements of Cash Flows for the six and three months ended June 30, 2000 and 1999 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	June 30, 2000 (Unaudited)	December 31, 1999

Assets
Current:
Cash and equivalents	$ 241,552	$ 286,990
Short-term investments	112,768	104,235
Trade receivables, less allowance for doubtful accounts of $29,532 and $34,141	282,486	278,114
Earned but unbilled receivables	59,598	56,288
Prepaid expenses and other current assets	41,071	35,615
Deferred income taxes	26,910	25,565

Total current assets	764,385	786,807

Investment in common stock	23,650	49,902
Property and equipment, less accumulated depreciation of $354,175 and $318,405	191,653	182,682
Software products, less accumulated amortization of $161,224 and $146,185	140,172	110,355
Goodwill, less accumulated amortization of $67,407 and $59,840	261,032	211,791
Other tangible and intangible assets, less accumulated amortization of
$83,440 and $77,740	143,045	93,393
Deferred income taxes	139,829	129,832

	$ 1,663,766	$1,564,762

Liabilities and Stockholders' Equity
Current:
Short-term and current portion of long-term debt	$ 10,744	$ 7,755
Accounts payable	14,931	14,924
Accrued compensation and benefits	79,260	84,971
Other accrued expenses	53,543	61,820
Accrued income taxes	12,831	13,142
Deferred revenues	174,541	165,866

Total current liabilities	345,850	348,478

Long-term debt	7,449	5,517

Commitments
Stockholders' equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200
shares are designated as Series A Junior Participating Preferred Stock	-	-
Common stock, par value $.01 per share; 320,000 shares authorized;
131,951 and 128,505 shares issued	1,320	1,285
Capital in excess of par value	619,920	591,998
Restricted stock plans and notes receivable for common stock	(1,358)	(1,768)
Retained earnings	702,291	608,519
Accumulated other comprehensive income (loss)	(11,706)	10,733

Total stockholders' equity	1,310,467	1,210,767

	$ 1,663,766	$1,564,762

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2000	1999	2000	1999

Revenues:
Services	$ 668,102	$580,719	$ 338,863	$ 291,647
License and resale fees	117,659	123,801	62,233	61,226

	785,761	704,520	401,096	352,873

Costs and expenses:
Cost of sales and direct operating	318,694	303,098	154,427	150,703
Sales, marketing and administration	174,544	150,691	89,159	73,894
Product development	69,210	63,238	35,031	31,544
Depreciation and amortization	42,848	36,936	22,101	18,594
Amortization of acquisition-related intangible assets	27,849	21,046	14,720	10,656
Merger costs, including noncash charge of $71,459 in
1999 (see Note 2)	2,756	90,446	1,156	5,222

	635,901	665,455	316,594	290,613

Income from operations	149,860	39,065	84,502	62,260
Interest income	10,634	7,670	5,267	3,990
Interest expense	(768)	(1,134)	(311)	(608)

Income before income taxes and extraordinary items	159,726	45,601	89,458	65,642
Income taxes	64,530	55,183	35,783	28,843

Income (loss) before extraordinary items	95,196	(9,582)	53,675	36,799
Extraordinary items, net of income taxes	-	10,670	-	-

Net income	95,196	1,088	53,675	36,799
Pro forma income tax benefit resulting from acquired
Subchapter S corporation	-	(27,381)	-	(447)

Pro forma net income	$ 95,196	$ 28,469	$ 53,675	$ 37,246

Pro forma basic net income per common share:
Before extraordinary items	$ 0.72	$ 0.14	$ 0.41	$ 0.30

After extraordinary items	$ 0.72	$ 0.23	$ 0.41	$ 0.30

Pro forma diluted net income per common share:
Before extraordinary items	$ 0.71	$ 0.14	$ 0.40	$ 0.29

After extraordinary items	$ 0.71	$ 0.22	$ 0.40	$ 0.29

Shares used to compute pro forma net income per
common share:
Basic	131,474	124,322	131,704	125,223

Diluted	134,585	128,374	134,973	128,720

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

Cash flow from operations:
Net income	$ 95,196	$ 1,088
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	70,697	57,982
Extraordinary gains, net of income taxes	-	(10,670)
Noncash compensation charge related to the acquisition of ASC	-	71,459
Other noncash charges (credits)	(2,702)	5,118
Deferred income tax benefit	(2,890)	(7,983)
Accounts receivable and other current assets	8,236	(11,892)
Accounts payable and accrued expenses	(29,966)	(21,028)
Deferred revenues	(7,389)	1,199

Cash flow from operations	131,182	85,273

Financing activities:
Cash received under employee stock plans	19,702	27,288
Cash received from borrowings	8	4,141
Pre-acquisition cash distributions to shareholders of acquired corporations, net	-	(2,999)
Cash paid to repay debt	(6,539)	(8,065)

Total financing activities	13,171	20,365

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(115,797)	(27,599)
Cash paid for property and equipment	(43,075)	(42,204)
Cash paid for software and other assets	(11,373)	(7,140)
Cash paid for purchases of short-term investments	(50,638)	(17)
Cash paid for purchases of long-term investments	(10,729)	-
Cash received from sale of subsidiaries	-	25,000
Cash received from sales and maturities of short-term investments	41,821	7,822

Total investment activities	(189,791)	(44,138)

Increase (decrease) in cash and equivalents	(45,438)	61,500
Beginning cash and equivalents	286,990	265,011

Ending cash and equivalents	$241,552	$326,511

Supplemental information:
Acquired businesses:
Property and equipment	$ 2,511	$ 884
Software products	36,400	17,306
Goodwill and tangible and intangible assets	104,450	11,593
Deferred income taxes	(835)	103,004
Purchase price obligations and debt assumed	(11,502)	(943)
Net current liabilities assumed	(12,728)	(973)
Common stock issued and net equity acquired in poolings of interests	(2,499)	(103,272)

Cash paid for acquired businesses, net of cash acquired	$115,797	$ 27,599

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     During 1999, the Company acquired Automated Securities Clearance, Ltd. (ASC). ASC was a Subchapter S corporation before the Company acquired it; therefore, all income passed through directly to and substantially all income taxes were paid directly by the former shareholder of ASC. Net income and all net income per share amounts prior to the acquisition are presented on a pro forma basis since generally accepted accounting principles require the presentation of pro forma income tax expense for ASC as if ASC had been a Subchapter C corporation for all periods presented.

2.  Acquisitions and Dispositions:

     Acquisitions:

     Pooling-of-Interests Transactions:

     During the six months ended June 30, 2000, the Company completed the acquisition of Microbank Software, Inc. (Microbank). A total of 2.2 million shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of Microbank were converted into options to buy 0.3 million shares of the Company's common stock.

     During the six months ended June 30, 1999, the Company completed the acquisitions of ASC, FDP Corp. (FDP) and Sterling Wentworth Corporation (SWC), as well as three other pooling-of-interests transactions. A total of 11.5 million shares of common stock were issued in connection with these acquisitions, and outstanding options to buy shares of the acquired companies were converted into options to buy 1.6 million shares of the Company's common stock. In addition, during the third quarter of 1999, the Company completed the acquisitions of Oshap Technologies Ltd. (Oshap) and Pentamation Enterprises, Inc. (PEI), as well as two other pooling-of-interests transactions.

     All historical financial information of the Company has been restated to include the historical financial information of ASC, FDP, Oshap, PEI and SWC. Historical financial information is not restated for the other acquisitions due to immateriality. Each immaterial acquisition has been recorded as of the beginning of the quarter in which it was completed. Except for the merger costs described below, the Company does not expect that the immaterial acquisitions, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

     Purchase Transactions:

     During the first six months of 2000, the Company completed six acquisitions. Total cash paid in connection with the six acquisitions was $115.1 million, subject to certain adjustments.

     The Company has engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the acquisition of Global Information Solutions Ltd. (GIS). The valuation will serve as the basis of allocation of the purchase price to the various classes of assets acquired, and will include a determination as to whether any purchased in-process research and development exists at the time of acquisition. At June 30, 2000, the allocation of the purchase price is still preliminary, and does not include an allocation to purchased in-process research and development. The allocation to purchased in-process research and development, if any, will be recorded as an acquisition-related expense when the valuation is completed. Purchased in-process research and development represents the value of software products still in development and not considered to have reached technological feasibility as of the date of acquisition. Cash paid in connection with the acquisition of GIS was $76.1 million, subject to certain adjustments.

     Merger Costs:

     During the six months ended June 30, 2000 and 1999, the Company recorded merger costs of $2.8 million and $90.4 million ($2.3 million after tax, or $0.02 per diluted share, and $62.6 million pro forma after tax, or $0.49 per pro forma diluted share), respectively. The merger costs are associated with pooling-of-interests transactions, and principally include investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes. The 1999 merger costs also include a noncash compensation charge of $71.5 million ($45.0 million pro forma after tax, or $0.35 per pro forma diluted share) in connection with a pre-existing employment agreement with an executive of ASC, which obligated ASC to issue to the executive 25% of the shares issued in the merger. The fair value of those shares and related payroll costs were recorded as one-time costs associated with the merger.

     Dispositions and Extraordinary Items:

     On March 31, 1999, the Company sold two wholly owned healthcare information systems (HIS) subsidiaries. Total cash received in connection with the sale of the HIS businesses was $25.0 million, resulting in an after-tax gain of $10.4 million ($0.08 per diluted share). The gain on the sale is reflected on the Consolidated Statements of Income as an extraordinary item in accordance with the reporting requirements for a sale of assets following a recently completed business combination that was accounted for as a pooling of interests. Also during the six months ended June 30, 1999, an extraordinary gain of

$0.3 million (less than $0.01 per diluted share) was recorded as a result of Oshap's early retirement of debt.

3.  Comprehensive Income (Loss):

     Comprehensive income (loss) consists of net income, adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income. The calculation of comprehensive income (loss) for the six and three months ended June 30, 2000 and 1999 follows (in thousands):

	Six Months Ended June 30,	Three Months Ended June 30,
	2000	1999	2000	1999
Net income	$95,196	$1,088	$53,675	$36,799
Foreign currency translation loss	(5,190)	(4,088)	(2,678)	(1,333)
Unrealized gains (losses) on marketable
securities	(26,536)	25	(51,653)	(24)
Income tax benefit	9,287	-	18,078	-

Comprehensive net income (loss)	$72,757	$(2,975)	$17,422	$35,442

     The unrealized gains (losses) on marketable securities during 2000 result primarily from the Company's investment in 16.5% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO), which was acquired in connection with the 1999 pooling-of-interests transaction with Oshap.

4.  Shares Used in Computing Pro Forma Net Income Per Common Share:

     The computation of shares used in computing pro forma basic and diluted net income per common share for each of the six and three months ended June 30, 2000 and 1999 follows (in thousands):

	Six Months Ended June 30,	Three Months Ended June 30,
	2000	1999	2000	1999
Weighted average common shares outstanding	131,370	124,108	131,704	125,090
Contingent shares	104	214	-	133

Total shares used for calculation of pro forma basic
net income per common share	131,474	124,322	131,704	125,223
Employee stock options	3,111	4,052	3,269	3,497

Total shares used for calculation of pro forma diluted
net income per common share	134,585	128,374	134,973	128,720

5.  Subsequent Event:

     Stockholder Rights Plan:

     During July 2000, the Company's board of directors adopted a Stockholder Rights Plan under which all stockholders of record as of July 20, 2000 received rights to purchase shares of Series A Junior Participating Preferred Stock ("Preferred Stock"). These rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on July 20, 2000. Until the occurrence of certain events, the rights are represented by and traded in tandem with common stock, and cannot be separately traded. Each right will separate, become tradable, and entitle stockholders to buy common stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group acquire beneficial ownership of 15% or more of the Company's common stock or announce a tender offer to acquire 15% or more of the Company's common stock ("Acquiring Person"), all rights except for those held by the Acquiring Person become rights to purchase one one-hundredth of one share of Preferred Stock for $175, or up to $175 of the Company's common stock at a 50% discount, subject to adjustment by the Company's board of directors. If, after such an event, the Company merges, consolidates or engages in a similar transaction in which the Company does not survive, each holder has a "flip over" right to buy discounted stock in a surviving entity.

     Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon the occurrence of certain events, the Company's board of directors has the option to exchange one share of common stock per right. The rights expire on July 20, 2010, and have no voting rights.

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

     During 2000 and 1999, the Company completed certain acquisitions accounted for as poolings of interests. Five acquisitions completed in 1999 required restatement of prior-period results. Also during 2000 and 1999, the Company recorded merger costs associated with acquired companies, and, on March 31, 1999, the Company sold two wholly owned healthcare information systems (HIS) businesses, resulting in an extraordinary gain. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

     The following supplemental unaudited income statement information should be read along with the unaudited consolidated financial statements and notes thereto included in this report.

SunGard Data Systems Inc.

Supplemental Income Statement Information

(In thousands)

(Unaudited)

	Six Months Ended June 30,	Three Months Ended June 30,
	2000	1999	2000	1999
Revenues:
Investment support systems	$572,919	$513,762	$291,564	$255,004
Business continuity and Internet services	196,942	172,700	100,579	90,512
Other businesses	15,900	18,058	8,953	7,357

	$785,761	$704,520	$401,096	$352,873

Operating income:
Investment support systems	$106,170	$95,893	$59,444	$44,710
Business continuity and Internet services	52,406	40,448	29,358	25,582
Other businesses	4,554	1,323	3,128	1,246
Corporate administration	(10,514)	(8,153)	(6,272)	(4,056)

	152,616	129,511	85,658	67,482
Merger costs, including noncash charge of
$71.5 million in 1999	(2,756)	(90,446)	(1,156)	(5,222)

	$149,860	$39,065	$84,502	$62,260

Operating margins, excluding merger costs:
Investment support systems	18.5%	18.7%	20.4%	17.5%

Business continuity and Internet services	26.6%	23.4%	29.2%	28.3%

Other businesses	28.6%	7.3%	34.9%	16.9%

Total	19.4%	18.4%	21.4%	19.1%

Income from Operations:

     The Company sells a significant portion of its products and services to the financial services industry and could be affected directly by the overall condition of that industry. The Company expects that the consolidation trend in that industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Certain of the Company's investment support systems (ISS) businesses derive a significant portion of revenues from software license sales. Since there are inherent difficulties in predicting the timing and magnitude of software sales, there is the potential for fluctuations in quarterly revenues and income.

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of groups of related businesses that sell software and related services to the financial services industry. Historically, most of these groups have met or exceeded expectations, while some have not, yielding overall results for the entire segment at approximately the levels expected. During 1999, overall results were below expectations due primarily to a 36% decrease in revenues from license and resale fees in four of the Company's derivatives and risk management systems businesses. The Company's other ISS units performed well overall, but their results did not fully offset the decrease within the four affected businesses. The Company believes that much of the decrease is due to a slowdown in new system purchases by both large and medium-size financial institutions resulting from the industry's focus on Y2K testing and preparation during 1999.

     The ISS operating margin was 18.5% and 20.4% for the six and three month periods ended June 30, 2000, respectively, as compared with 18.7% and 17.5% for the comparable periods in 1999. The small decline in the operating margin during the six month period is due primarily to an $18.0 million, or 40%, decrease in license and resale fees in the derivatives and risk management systems businesses, offset by an increase in revenues in the brokerage systems businesses, cost reductions in the derivatives and risk management systems businesses, and a contract cancellation fee. The increase in the operating margin during the three month period is due primarily to an increase in revenues in the employee benefits systems and brokerage systems businesses, and cost reductions in the derivatives and risk management systems businesses, partially offset by a decrease in revenues in the derivatives and risk management systems businesses.

     The Company expects that the full-year 2000 ISS operating margin will increase from the full-year 1999 operating margin of 18.0%. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license sales, the operating margins of recently acquired businesses and the level of product development spending.

     Business Continuity and Internet Services (BCIS):

     The BCIS operating margin was 26.6% and 29.2% during the six and three month periods ended June 30, 2000, as compared with 23.4% and 28.3% for the comparable periods in 1999. The increase in the operating margins are due primarily to increases in revenues, lower costs associated with equipment upgrades and facilities expenditures, and lower compensation expenses associated with severance costs and the Company's long-term incentive plan.

     The Company expects that the full-year 2000 BCIS operating margin will be slightly lower than the full-year 1999 BCIS operating margin of 26.4%, as customer testing returns to pre-Y2K levels, and the Company makes additional investments in its new Web-hosting and co-location services during the last half of 2000. The most important factors affecting the BCIS operating margin are the rate of new contract signings and contract renewals, and the timing and magnitude of equipment and facilities expenditures.

Revenues:

     Total revenues for the six and three month periods ended June 30, 2000 increased $81.2 million, or 12%, and $48.2 million, or 14%, as compared with the corresponding periods in 1999. Excluding acquired businesses, revenues increased approximately 7% and 8% during the six and three month periods ended June 30, 2000, as compared with 11% and 8% during the corresponding periods in the previous year. The slower revenue growth rate in 2000 is due primarily to lower revenues from derivatives and risk management systems, slower revenue growth in shareholder accounting systems, and, to a lesser extent, lower revenues resulting from the HIS sale. These decreases are partially offset by higher revenues in the brokerage systems and employee benefits systems businesses. The Company believes that Y2K compliance concerns caused some decline in software buying and conversion activity during the last half of 1999 and during the first half of 2000 and this has been a significant cause for the slower revenue growth during the first half of 2000.

     During the six and three month periods ended June 30, 2000, recurring revenues derived from processing services, business continuity services, professional services, software maintenance, and software and hardware rentals increased 15% and 16%, respectively, to $668.1 million, or 85% of total revenues, and $338.9 million, or 84% of total revenues, respectively, as compared with $580.7 million, or 82% of total revenues, and $291.7 million, or 83% of total revenues, during the comparable periods in 1999.

     Professional services revenues are $134.6 million and $70.3 million during the six and three month periods ended June 30, 2000, respectively, as compared with $135.5 million and $64.4 million during the comparable periods in 1999. The small decrease in the six month period is due primarily to a decrease in derivatives and risk management professional services, and conversion work on large shareholder accounting system projects in 1999. These decreases are partially offset by increases in professional services revenues from acquired businesses. The increase during the three month period is due primarily to acquired businesses.

     During the six and three month periods ended June 30, 2000, nonrecurring revenues derived from software license fees and resales of third-party hardware and software are $117.7 million and $62.2 million, respectively, as compared with $123.8 million and $61.2 million during the comparable periods in 1999. Software license fees totaled $100.9 million and $54.4 million during the six and three month periods ended June 30, 2000, respectively, as compared with $106.5 million and $53.6 million during the comparable periods in 1999. Lower license fees during the six month period are due primarily to an $18.0 million decline in derivatives and risk management systems revenues, partially offset by the addition of revenues from acquired businesses, and a contract cancellation fee. Lower resale fees in the six month period are due primarily to lower resale fees in the public sector businesses, partially offset by higher resale fees in the brokerage systems businesses.

     Investment Support Systems:

     ISS revenues for the six and three month periods ended June 30, 2000 increased $59.2 million, or 12%, and $36.6 million, or 14%, respectively, as compared with the corresponding periods in 1999. During the six month period, recurring ISS revenues increased $63.2 million, or 16%, while nonrecurring ISS revenues decreased $4.0 million, or 4%. The increase in recurring ISS revenues is due primarily to strong growth in the Company's brokerage systems and employee benefits systems businesses and to acquired businesses. These increases are partially offset by lower professional services revenues from derivatives and risk management systems and shareholder accounting systems. The decline in nonrecurring revenues in the six month period is due primarily to lower revenues from derivatives and risk management systems and to a decline in resale fees in the Company's public sector businesses, partially offset by revenues from acquired businesses, an increase in license fees from shareholder accounting systems due to a contract cancellation fee relating to industry consolidation, and an increase in brokerage systems resale fees.

     During the three month period ended June 30, 2000, recurring ISS revenues increased $35.6 million, or 18%, while nonrecurring ISS revenues were essentially unchanged as compared with the comparable period in 1999. The increase is due primarily to revenues from acquired businesses and an increase in revenues from brokerage and employee benefits systems, partially offset by a decrease in revenues from derivatives and risk management systems.

     Business Continuity and Internet Services:

     BCIS revenues for the six and three month periods ended June 30, 2000 increased $24.2 million, or 14%, and $10.1 million, or 11%, as compared with the corresponding periods in 1999. The increases are due primarily to increases in revenues resulting from new contract signings and contract renewals, continued growth in demand for midrange platforms, network services and work-group recovery, partially offset by a decrease in revenues related to Y2K testing.

Costs and Expenses:

     Cost of sales and direct operating expenses for the six and three month periods ended June 30, 2000 increased $15.6 million, or 5%, and $3.7 million, or 2%, respectively, as compared with the corresponding periods in 1999. The increases are due primarily to acquired businesses and equipment upgrades, partially offset by cost reductions in derivatives and risk management systems and shareholder accounting systems businesses.

     Sales, marketing and administration expenses for the six and three month periods ended June 30, 2000 increased $23.9 million, or 16%, and $15.3 million, or 21%, respectively, as compared with the corresponding periods in 1999. The increases are due primarily to acquired businesses and the Company's new global account management and corporate marketing programs, partially offset by cost reductions in the Company's derivatives and risk management systems businesses.

     Product development expenses for the six and three month periods ended June 30, 2000 increased $6.0 million, or 9%, and $3.5 million, or 11%, as compared with the corresponding periods in 1999. The increases are due primarily to acquired businesses and various ISS product development initiatives. Development costs capitalized during the six and three month periods ended June 30, 2000 are $4.1 million and $2.9 million, respectively, as compared with $2.0 million and $1.0 million in the comparable periods in 1999.

     Depreciation and amortization for the six and three month periods ended June 30, 2000 increased $5.9 million, or 16%, and $3.5 million, or 19%, respectively, as compared with the corresponding periods in 1999. The increases are due primarily to equipment purchases and acquired businesses.

     Amortization of acquisition-related intangible assets for the six and three month periods ended June 30, 2000 increased $6.8 million, or 32%, and $4.1 million, or 38%, as compared with the corresponding periods in 1999. The increases are due to recently acquired businesses.

     Interest income for the six and three month periods ended June 30, 2000 increased $3.0 million, or 39%, and $1.3 million, or 32%, respectively, as compared with the corresponding periods in 1999. The increases are due to higher cash and short-term investment balances, and, to a lesser extent, an increase in interest rates.

     Excluding the effect of merger costs and extraordinary gains resulting from the sale of the HIS businesses and early extinguishment of debt, the Company's effective income tax rate was 40.0% for the three month period ended June 30, 2000, as compared with 40.5% during the year ended December 31, 1999.

Liquidity and Capital Resources:

     Cash and short-term investments are $354.3 million at June 30, 2000, a decrease of $36.9 million from December 31, 1999. The decrease is due primarily to net cash paid of $126.2 million in connection with acquisitions and minority interest investments, partially offset by an increase in net income and strong cash flow from operations.

     The Company expects that its existing cash resources and cash generated from operations will be sufficient to meet its operating requirements, contingent payment obligations related to business acquisitions, and ordinary capital spending needs for at least the next twelve months. Furthermore, the Company has a $150.0 million credit agreement and believes it has the capacity to secure additional credit or issue equity to finance additional capital needs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company does not use derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While changes in interest rates could decrease the Company's interest income, the Company does not consider the interest rate risk for these investments to be material. As of June 30, 2000, the Company continues to hold an equity investment equal to approximately 16.5% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO), which was acquired in connection with the 1999 pooling-of-interests transaction with Oshap. The risks associated with this investment include risks associated with the technology sector of the public finance markets, which has recently been volatile, foreign currency risk, and technology risk. The Company does not believe that it has a material exposure to the risks associated with this investment.

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

Part II.        Other Information:

Item 1.  Legal Proceedings: None.

Item 2.  Changes in Securities and Use of Proceeds: None.

Item 3.  Defaults Upon Senior Securities: None.

Item 4.  Submission of Matters to a Vote of Security Holders:

(a)	The 2000 Annual Meeting of Stockholders of the registrant was held on May 12, 2000.

(b)	At the 2000 Annual Meeting, the following were elected as directors:

Director	For	Withheld
Gregory S. Bentley	111,419,493	2,581,641
Michael C. Brooks	111,456,793	2,544,341
Cristobal Conde	111,558,907	2,442,227
Albert A. Eisenstat	111,301,080	2,700,054
Bernard Goldstein	111,285,655	2,715,479
Till Guldimann	111,138,892	2,862,242
James L. Mann	111,463,935	2,537,199
Michael Roth	111,362,040	2,639,094
Malcolm I. Ruddock	111,392,331	2,608,803
Lawrence J. Schoenberg	111,327,907	2,673,227

(c)	(i)	At the 2000 Annual Meeting, the Company's 2000 Equity Incentive Plan was approved by the following vote:

Votes in favor	60,370,745
Votes against	33,700,819
Votes abstaining	182,045
Broker non-votes	19,747,525

(ii)	At the 2000 Annual Meeting, the Company's 2000 Employee Stock Purchase Plan was approved by the following vote:

Votes in favor	91,433,781
Votes against	2,630,012
Votes abstaining	189,816
Broker non-votes	19,747,525

Item 5.  Other Information: None.

Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibits:

27.1 Financial Data Schedule for the six months ended June 30, 2000.

(b) Reports on Form 8-K: None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunGard Data Systems Inc.

Date: August 14, 2000
By:	s/Michael J. Ruane

Michael J. Ruane
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

LIST OF EXHIBITS

NUMBER	EXHIBIT

27.1	Financial Data Schedule for the six months ended June 30, 2000