Form 10-Q
period 2000-09-30
SUNGARD DATA SYSTEMS INC
filed 2000-11-14
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for
the quarterly period ended September 30, 2000 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for
the transition period from _________ to ________

Commission file number 1-12989

SunGard ® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1285 Drummers Lane, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

(610) 341-8700

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

There were 132,915,326 shares of the registrant's common stock, par value $.01 per share, outstanding at September 30, 2000.

SUNGARD DATA SYSTEMS INC.
AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	September 30, 2000 (Unaudited)
		December 31, 1999

Assets
Current:
Cash and equivalents	$ 253,237	$ 286,990
Short-term investments	135,602	104,235
Trade receivables, less allowance for doubtful accounts of $21,786 and $34,141	306,538	278,114
Earned but unbilled receivables	50,549	56,288
Prepaid expenses and other current assets	35,081	35,615
Deferred income taxes	27,330	25,565

Total current assets	808,337	786,807

Investment in common stock	21,806	49,902
Property and equipment, less accumulated depreciation of $367,138 and $318,405	191,458	182,682
Software products, less accumulated amortization of $169,802 and $146,185	150,242	110,355
Goodwill, less accumulated amortization of $71,490 and $59,840	292,822	211,791
Other tangible and intangible assets, less accumulated amortization of
$87,654 and $77,740	136,154	93,393
Deferred income taxes	141,060	129,832

	$1,741,879	$1,564,762

Liabilities and Stockholders' Equity
Current:
Short-term and current portion of long-term debt	$ 6,327	$ 7,755
Accounts payable	16,095	14,924
Accrued compensation and benefits	87,485	84,971
Other accrued expenses	55,040	61,820
Accrued income taxes	20,855	13,142
Deferred revenues	167,966	165,866

Total current liabilities	353,768	348,478

Long-term debt	6,940	5,517

Commitments
Stockholders' equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is
designated as Series A Junior Participating Preferred stock	-	-
Common stock, par value $.01 per share; 320,000 shares authorized;
132,915 and 128,505 shares issued	1,329	1,285
Capital in excess of par value	641,523	591,998
Restricted stock plans and notes receivable for common stock	(1,100)	(1,768)
Retained earnings	757,624	608,519
Accumulated other comprehensive income (loss)	(18,205)	10,733

Total stockholders' equity	1,381,171	1,210,767

	$1,741,879	$1,564,762

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues:
Services	$1,017,533	$886,212	$349,431	$305,493
License and resale fees	181,437	169,987	63,778	46,186

	1,198,970	1,056,199	413,209	351,679

Costs and expenses:
Cost of sales and direct operating	483,359	444,791	164,665	141,693
Sales, marketing and administration	259,565	227,165	85,021	76,474
Product development	104,089	96,234	34,879	32,996
Depreciation and amortization	65,939	56,546	23,091	19,610
Amortization of acquisition-related intangible assets	41,858	32,589	14,009	11,543
Merger costs, including purchased in-process research and development of $5,206 in 2000 (see Note 2)	7,962	99,184	5,206	8,738

	962,772	956,509	326,871	291,054

Income from operations	236,198	99,690	86,338	60,625
Interest income	17,132	12,046	6,498	4,376
Interest expense	(1,383)	(1,746)	(615)	(612)

Income before income taxes and extraordinary items	251,947	109,990	92,221	64,389
Income taxes	101,419	84,830	36,889	29,647

Income before extraordinary items	150,528	25,160	55,332	34,742
Extraordinary items, net of income taxes	-	10,670	-	-

Net income	150,528	35,830	55,332	34,742
Pro forma income tax benefit resulting from acquired Subchapter S corporation	-	(27,381)	-	-

Pro forma net income	$150,528	$63,211	$55,332	$34,742

Pro forma basic net income per common share:
Before extraordinary items	$1.14	$0.42	$0.42	$0.27

After extraordinary items	$1.14	$0.50	$0.42	$0.27

Pro forma diluted net income per common share:
Before extraordinary items	$1.12	$0.40	$0.41	$0.27

After extraordinary items	$1.12	$0.49	$0.41	$0.27

Shares used to compute pro forma net income per common share:
Basic	131,774	126,519	132,376	127,774

Diluted	134,959	130,182	135,737	130,367

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

		Nine Months Ended
		September 30,

		2000	1999

Cash flow from operations:
Net income		$150,528	$35,830
Reconciliation of net income to cash flow from operations:
Depreciation and amortization		107,797	89,135
Extraordinary gains, net of income taxes		-	(10,670)
Noncash compensation charge related to the acquisition of ASC		-	71,459
Purchased in-process research and development		5,206	-
Other noncash charges (credits)		(2,963)	3,843
Deferred income tax benefit		(4,112)	(11,308)
Accounts receivable and other current assets		(2,589)	(4,854)
Accounts payable and accrued expenses		(14,301)	(1,496)
Deferred revenues		(10,061)	3,396

Cash flow from operations		229,505	175,335

Financing activities:
Cash received under employee stock plans		38,222	36,167
Cash received from borrowings		25	4,648
Pre-acquisition cash distributions to shareholders of acquired corporations, net		-	(3,637)
Cash paid to repay debt		(7,749)	(19,914)

Total financing activities		30,498	17,264

Investment activities:
Cash paid for acquired businesses, net of cash acquired		(169,651)	(53,964)
Cash paid for property and equipment		(63,182)	(62,330)
Cash paid for software and other assets		(15,767)	(11,910)
Cash paid for purchases of short-term investments		(97,853)	(35,038)
Cash paid for purchases of long-term investments		(14,087)	-
Cash received from sale of subsidiaries		-	25,000
Cash received from sales and maturities of short-term investments		66,784	12,498

Total investment activities		(293,756)	(125,744)

Increase (decrease) in cash and equivalents		(33,753)	66,855
Beginning cash and equivalents		286,990	265,011

Ending cash and equivalents		$253,237	$331,866

Supplemental information:

Acquired businesses:
Property and equipment		$2,738	$2,278
Software products		50,971	30,111
Purchased in-process research and development		5,206	-
Goodwill and tangible and intangible assets		135,559	50,254
Deferred income taxes		(849)	100,011
Purchase price obligations and debt assumed		(7,800)	(5,342)
Net current assets (liabilities) assumed	.	(13,675)	1,156
Common stock issued and net equity acquired in poolings of interests		(2,499)	(124,504)

Cash paid for acquired businesses, net of cash acquired		$169,651	$53,964

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL S TATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

2.   Acquisitions and Dispositions:

       Acquisitions:

       Pooling-of-Interests Transactions:

     During the nine months ended September 30, 2000, the Company completed the acquisition of Microbank Software, Inc. (Microbank). A total of 2.2 million shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of Microbank were converted into options to buy 0.3 million shares of the Company’s common stock.

     During the nine months ended September 30, 1999, the Company completed ten acquisitions in its investment support systems business. A total of 18.8 million shares of common stock were issued in connection with these acquisitions, and outstanding options to buy shares of the acquired companies were converted into options to buy 1.6 million shares of the Company's common stock.

     All historical financial information of the Company has been restated to include the historical financial information of ASC, FDP Corp. (FDP), Oshap Technologies Ltd. (Oshap), Pentamation Enterprises, Inc. (PEI) and Sterling Wentworth Corporation (SWC). Historical financial information is not restated for the other acquisitions due to immateriality. Each immaterial acquisition has been recorded as of the beginning of the quarter in which it was completed. Except for the merger costs described below, the

Company does not expect that the immaterial acquisitions, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

Purchase Transactions:

     During the first nine months of 2000, the Company completed eight acquisitions. Total cash paid in connection with the eight acquisitions was $168.3 million, subject to certain adjustments. Also during the first nine months of 2000, the Company paid $0.6 million as additional consideration based upon the performance of a business previously acquired.

     In connection with the acquisition of Global Information Solutions Ltd. (GIS), the Company engaged an independent firm to perform a valuation of the intangible assets acquired to serve as the basis of allocation of the purchase price to the various classes of assets acquired. The allocation of the purchase price includes a charge of $5.2 million, totaling approximately 6% of the purchase price, for purchased in-process research and development. Purchased in-process research and development represents the value of software products still in development and not considered to have reached technological feasibility as of the date of acquisition. Management believes that the purchased in-process research and development has no alternative future uses.

     The Company has also engaged an independent firm to perform a valuation of the intangible assets acquired in connection with the acquisition of the assets of the Risk and Exposure Management Business of GE Information Services, Inc. (RXM). The valuation will serve as the basis of allocation of the purchase price to the various classes of assets acquired, and will include a determination as to whether any purchased in-process research and development exist at the time of acquisition. At September 30, 2000, the allocation of the purchase price is still preliminary, and does not include an allocation to purchased in-process research and development. The allocation to purchased in-process research and development, if any, will be recorded as an acquisition-related expense when the valuation is completed. Cash paid in connection with the acquisition of RXM was $51.4 million, plus up to $23.0 million contingent upon the future performance of RXM.

Merger Costs:

     During the nine months ended September 30, 2000 and 1999, the Company recorded merger costs of $8.0 million and $99.2 million ($5.4 million after tax, or $0.04 per diluted share, and $72.7 million pro forma after tax, or $0.56 per pro forma diluted share), respectively. The merger costs are associated with pooling-of-interests transactions, and, in 2000, include a $5.2 million charge for purchased in-process research and development. The charges associated with poolings of interests principally include investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes. The 1999 merger costs also include a noncash compensation charge of $71.5 million ($45.0 million pro forma after tax, or $0.35 per pro forma diluted share) in connection with a pre-existing employment agreement with an executive of ASC, which obligated ASC to issue to the executive 25% of the shares issued in the merger. The fair value of those shares and related payroll costs were recorded as one-time costs associated with the merger.

Dispositions and Extraordinary Items:

     On March 31, 1999, the Company sold two wholly owned healthcare information systems (HIS) subsidiaries. Total cash received in connection with the sale of the HIS businesses was $25.0 million, resulting in an after-tax gain of $10.4 million ($0.08 per diluted share). The gain on the sale is reflected on the Consolidated Statements of Income as an extraordinary item in accordance with the reporting requirements for a sale of assets following a recently completed business combination that was accounted for as a pooling of interests. Also during the nine months ended September 30, 1999, an extraordinary gain of $0.3 million (less than $0.01 per diluted share) was recorded as a result of Oshap’s early retirement of debt.

3. Stockholder Rights Plan:

     On July 18, 2000, the Company’s board of directors adopted a Stockholder Rights Plan under which all stockholders of record as of July 20, 2000 received rights to purchase shares of Series A Junior Participating Preferred Stock (“Preferred Stock”). Each right will detach from the common stock and trade separately should any person or group acquire beneficial ownership of 15% or more of the Company’s common stock or announce a tender offer for 15% or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15% or more of the Company’s common stock (“Acquiring Person”), all rights except for those held by the Acquiring Person become rights to purchase one one-hundredth of one share of Preferred Stock for $175, or $175 of the Company’s common stock at a 50% market discount, subject to adjustment by the Company’s board of directors. If the Company merges, consolidates or engages in a similar transaction with an Acquiring Person, each holder has a “flip over” right to buy discounted stock in the acquiring entity.

     These rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on July 20, 2000. Until the occurrence of certain events, the rights are represented by and traded in tandem with common stock, and cannot be separately traded. Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon the occurrence of certain events, the Company’s board of directors has the option to exchange one share of common stock per right. The rights expire on July 20, 2010. The rights have no voting rights.

4. Authorization for Stock Buy-Back:

     On August 22, 2000, the Company announced that its board of directors authorized the Company to purchase up to 2,000,000 shares of its common stock through August 18, 2001. The repurchases will be made from time to time in the open market, at the discretion of management. Shares purchased under this plan will be used for the Company's employee stock option and stock purchase plans and other general corporate purposes. There were no purchases of shares of the Company’s common stock through September 30, 2000.

5. Shares Used in Computing Pro Forma Net Income Per Common Share:

     The computation of shares used in computing pro forma basic and diluted net income per common share for each of the nine and three months ended September 30, 2000 and 1999 follows (in thousands):

	Nine Months		Three Months
	Ended		Ended
	Sept. 30,		Sept. 30,

	2000	1999	2000	1999

Weighted average common shares
outstanding	131,705	126,376	132,376	127,774

Contingent shares	69	143	-	-

Total shares used for calculation of pro forma
basic net income per common share	131,774	126,519	132,376	127,774

Employee stock options	3,185	3,663	3,361	2,593

Total shares used for calculation of pro forma
diluted net income per common share	134,959	130,182	135,737	130,367

6. Comprehensive Income:

    Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income. The calculation of comprehensive income for the nine and three months ended September 30, 2000 and 1999 follows (in thousands):

	Nine Months		Three Months
	Ended		Ended
	Sept. 30,		Sept. 30,

	2000	1999	2000	1999

Net income	$150,528	$35,830	$55,332	$34,742

Foreign currency translation gain (loss)	(10,869)	5	(5,679)	4,093

Unrealized losses on marketable
securities	(27,799)	(40)	(1,263)	(65)

Income tax benefit	9,730	-	443	-

Comprehensive net income	$121,590	$35,795	$48,833	$38,770

     The unrealized losses on marketable securities during 2000 result primarily from the Company’s investment in approximately 16.7% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO), which was acquired in connection with the 1999 pooling-of-interests transaction with Oshap.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements about the outlook of SunGard Data Systems Inc. (the Company) and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements that are subject to risks and uncertainties that may change at any time and differ materially from actual results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as the timing and magnitude of software sales, the effect of year 2000 issues on software and services buying decisions, the timing and scope of technological advances, the integration and performance of acquired businesses, the prospects for future acquisitions, the ability to attract and retain key personnel, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

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

SunGard Data Systems Inc.
Supplemental Income Statement Information
(In thousands)
(Unaudited)

	Nine Months		Three Months
	Ended		Ended
	Sept. 30,		Sept. 30,

	2000	1999	2000	1999

Revenues:
Investment support systems	$873,747	$768,764	$300,828	$255,002
Business continuity and Internet services	300,643	261,663	103,701	88,963
Other businesses	24,580	25,772	8,680	7,714

	$1,198,970	$1,056,199	$413,209	$351,679

Operating income:
Investment support systems	$170,225	$141,274	$64,055	$45,378
Business continuity and Internet services	82,943	65,027	30,537	24,579
Other businesses	7,420	3,699	2,866	2,376
Corporate administration	(16,428)	(11,126)	(5,914)	(2,970)

	244,160	198,874	91,544	69,363

Merger costs, including purchased in-process
research and development of $5,206
in 2000	(7,962)	(99,184)	(5,206)	(8,738)

	$236,198	$99,690	$86,338	$60,625

Operating margins, excluding merger costs:
Investment support systems	19.5%	18.4%	21.3%	17.8%

Business continuity and Internet services	27.6%	24.9%	29.4%	27.6%

Other businesses	30.2%	14.4%	33.0%	30.8%

Total	20.4%	18.8%	22.2%	19.7%

INCOME FROM OPERATIONS:

     The Company sells a significant portion of its products and services to the financial services industry and could be affected directly by the overall condition of that industry. The Company expects that the consolidation trend in that industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

     Certain of the Company’s investment support systems (ISS) businesses derive a significant portion of revenues from software license sales. Since there are inherent difficulties in predicting the timing and magnitude of software sales, there is the potential for fluctuations in quarterly revenues and income.

     Investment Support Systems (ISS):

     The Company's ISS business is comprised of groups of related businesses that sell software and related services to the financial services industry. Historically, these groups in the aggregate have met or exceeded expectations. During 1999, however, overall results were below expectations due primarily to a 36% decrease in revenues from license and resale fees in four of the Company’s risk and derivatives systems businesses. The Company’s other ISS units performed well overall, but their results did not fully offset the decrease within the four affected businesses. The Company believes that much of the decrease was due to a slowdown in new system purchases by both large and medium-size financial institutions resulting from the industry’s focus on Y2K testing and preparation during 1999.

     The ISS operating margin was 19.5% and 21.3% for the nine and three month periods ended September 30, 2000, respectively, as compared with 18.4% and 17.8% for the comparable periods in 1999. The increase in the operating margin during the nine month period is due primarily to an increase in revenues in the brokerage and execution systems businesses, cost reductions in the risk and derivatives systems businesses, and a contract cancellation fee, partially offset by an $8.0 million, or 15%, decrease in license and resale fees in the risk and derivatives systems businesses. The increase in the operating margin during the three month period is due primarily to a $10.0 million, or 119%, increase in license and resale fees in the risk and derivatives systems businesses, an increase in revenues in the brokerage and execution systems businesses, and cost reductions in the risk and derivatives systems businesses.

     The Company expects that the full-year 2000 ISS operating margin could increase from the full-year 1999 operating margin of 18.0%. The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software license sales, the operating margins of recently acquired businesses and the level of product development spending.

     Business Continuity and Internet Services (BCIS):

     The BCIS operating margin was 27.6% and 29.4% during the nine and three month periods ended September 30, 2000, as compared with 24.9% and 27.6% for the comparable periods in 1999. The increases in the operating margins are due primarily to increases in revenues, lower costs associated with equipment upgrades and facilities expenditures, and lower compensation expenses associated with severance costs and the Company’s long-term incentive plan.

     The Company expects that the full-year 2000 BCIS operating margin will be approximately 27% to 29%, as compared with the full-year 1999 BCIS operating margin of 26.4%. The most important factors affecting the BCIS operating margin are the rate of new contract signings and contract renewals, and the timing and magnitude of equipment and facilities expenditures. The Company plans to make additional investments in its new Web-hosting and co-location services during the fourth quarter of 2000.

REVENUES:

     Total revenues for the nine and three month periods ended September 30, 2000 increased $142.8 million, or 14%, and $61.5 million, or 17%, as compared with the corresponding periods in 1999. Excluding acquired businesses, revenues increased approximately 10% and 14% during the nine and three month periods ended September 30, 2000, as compared with 11% and 7% during the corresponding periods in the previous year. The lower revenue growth rate during the nine month period is due primarily to a $25.0 million decline in revenues from the Company’s risk and derivatives systems businesses, partially offset by higher revenues from brokerage and execution systems businesses. The higher revenue growth rate during the three month period is due primarily to an increase in revenues from the Company’s brokerage and execution systems businesses, as well as a $2.3 million increase in revenues from the Company’s risk and derivatives systems businesses as compared with the corresponding period in 1999. The Company believes that Y2K concerns caused some decline in software buying and conversion activity during the last half of 1999 and during the first half of 2000 and this has been a significant cause for the slower revenue growth during the first half of 2000.

     During the nine and three month periods ended September 30, 2000, recurring revenues derived from processing services, business continuity services, professional services, software maintenance, and software and hardware rentals increased 15% and 14%, respectively, to $1,017.5 million, or 85% of total revenues, and $349.4 million, or 85% of total revenues, respectively, as compared with $886.2 million, or 84% of total revenues, and $305.5 million, or 87% of total revenues, during the comparable periods in 1999.

     Professional services revenues are $204.9 million and $70.2 million during the nine and three month periods ended September 30, 2000, respectively, as compared with $210.4 million and $74.9 million during the comparable periods in 1999. The decreases are due primarily to lower risk and derivatives systems professional services and to conversion work on large shareholder accounting system projects in 1999. These decreases are partially offset by increases in professional services revenues from acquired businesses.

     During the nine and three month periods ended September 30, 2000, nonrecurring revenues derived from software license fees and resales of third-party hardware and software are $181.4 million and $63.8 million, respectively, as compared with $170.0 million and $46.2 million during the comparable periods in 1999. Software license fees totaled $157.6 million and $56.6 million during the nine and three month periods ended September 30, 2000, respectively, as compared with $147.3 million and $40.8 million during the comparable periods in 1999. Higher nonrecurring revenues during the nine month period are due primarily to acquired businesses and a contract cancellation fee, partially offset by an $8.0 million decline in nonrecurring revenues from risk and derivatives systems and lower nonrecurring revenues from the Company’s public sector businesses. Higher nonrecurring revenues during the three month period are due primarily to a $10.0 million increase in nonrecurring revenues from risk and derivatives systems and from acquired businesses.

      Investment Support Systems:

     ISS revenues for the nine and three month periods ended September 30, 2000 increased $105.0 million, or 14%, and $45.8 million, or 18%, respectively, as compared with the corresponding periods in 1999. During the nine month period, recurring ISS revenues increased $92.0 million, or 15%, while nonrecurring ISS revenues increased $13.0 million, or 8%. The increase in recurring ISS revenues is due primarily to growth in the Company’s brokerage and execution systems businesses and to acquired businesses. These increases are partially offset by lower recurring revenues from risk and derivatives systems and lower professional services revenues from shareholder accounting systems. The increase in nonrecurring revenues in the nine month period is due primarily to revenues from acquired businesses, an increase in license fees from shareholder accounting systems due to a contract cancellation fee relating to industry consolidation and an increase in resale fees from brokerage and execution systems businesses, partially offset by lower revenues from risk and derivatives systems and to a decline in license and resale fees in the Company’s public sector businesses.

     During the three month period ended September 30, 2000, recurring ISS revenues increased $28.8 million, or 14%, while nonrecurring ISS revenues increased $17.0 million, or 41%, as compared with the comparable period in 1999. The increase in recurring ISS revenues is due primarily to higher recurring revenues from brokerage and execution systems and to acquired businesses, partially offset by lower recurring revenues from risk and derivatives systems and lower professional services revenues from shareholder accounting systems. The increase in nonrecurring revenues is due primarily to a $10.0 million increase in license and resale fees from the Company’s risk and derivatives systems businesses and to acquired businesses.

      Business Continuity and Internet Services:

     BCIS revenues for the nine and three month periods ended September 30, 2000 increased $39.0 million, or 15%, and $14.7 million, or 17%, as compared with the corresponding periods in 1999. The increases are due primarily to increases in revenues resulting from new contract signings and contract renewals, continued growth in demand for midrange platforms, network services and work-group recovery, partially offset by a decrease in revenues related to Y2K testing.

      Recent Accounting Pronouncement:

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin Number 101, “Revenue Recognition in Financial Statements” (SAB 101). Further, the SEC issued interpretations to SAB 101 during October 2000. Implementation of SAB 101 is required no later than the fourth quarter of 2000. The Company does not believe that implementation of SAB 101 will have any material effect on its financial position or results of operations.

COSTS AND EXPENSES:

     Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 2000 increased $38.6 million, or 9%, and $23.0 million, or 16%, respectively, as compared with the corresponding periods in 1999. The increases are due primarily to acquired businesses and equipment upgrades, partially offset by cost reductions in risk and derivatives systems and shareholder accounting systems businesses.

     Sales, marketing and administration expenses for the nine and three month periods ended September 30, 2000 increased $32.4 million, or 14%, and $8.5 million, or 11%, respectively, as compared with the corresponding periods in 1999. The increases are due primarily to acquired businesses and the Company’s new global account management and corporate marketing programs, partially offset by cost reductions in the Company’s risk and derivatives systems businesses.

     Product development expenses for the nine and three month periods ended September 30, 2000 increased $7.9 million, or 8%, and $1.9 million, or 6%, as compared with the corresponding periods in 1999. The increases are due primarily to acquired businesses and various ISS product development initiatives. Development costs capitalized during the nine and three month periods ended September 30, 2000 are $7.2 million and $3.1 million, respectively, as compared with $3.7 million and $1.7 million in the comparable periods in 1999.

     Depreciation and amortization for the nine and three month periods ended September 30, 2000 increased $9.4 million, or 17%, and $3.5 million, or 18%, respectively, as compared with the corresponding periods in 1999. The increases are due primarily to equipment purchases and to acquired businesses.

     Amortization of acquisition-related intangible assets for the nine and three month periods ended September 30, 2000 increased $9.3 million, or 28%, and $2.5 million, or 21%, as compared with the corresponding periods in 1999. The increases are due to recently acquired businesses.

     Interest income for the nine and three month periods ended September 30, 2000 increased $5.1 million, or 42%, and $2.1 million, or 48%, respectively, as compared with the corresponding periods in 1999. The increases are due to higher average cash and short-term investment balances, and, to a lesser extent, an increase in interest rates.

     Excluding the effect of merger costs and extraordinary gains resulting from the sale of the HIS businesses and early extinguishment of debt, the Company's effective income tax rate was 40.0% for the nine and three month periods ended September 30, 2000, as compared with 40.5% during the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and short-term investments are $388.8 million at September 30, 2000, a decrease of $2.4 million from December 31, 1999. The decrease is due primarily to net cash paid of $183.7 million in connection with acquisitions and minority interest investments, partially offset by an increase in net income and strong cash flow from operations. The allowance for doubtful accounts declined from $34.1 million at December 31, 1999 to $21.8 million at September 30, 2000. The decline is due primarily to the write-off of old receivables deemed to be uncollectable. Because these receivables had previously been reserved and expensed, the write-off has no effect on the statement of operations or financial position of the Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not recently used derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While changes in interest rates could decrease the Company's interest income, the Company does not consider the interest rate risk for these investments to be material. As of September 30, 2000, the Company continues to hold an equity investment equal to approximately 16.7% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO), which was acquired in connection with the 1999 pooling-of-interests transaction with Oshap. The risks associated with this investment include risks associated with the technology sector of the public finance markets, which has recently been volatile, foreign currency risk, and technology risk. The Company does not believe that it has a material exposure to the risks associated with this investment.

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

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	On July 18, 2000, the Company's board of directors adopted a Stockholder Rights Plan under which all stockholders of record as of July 20, 2000 received rights to purchase shares of Series A Junior Participating Preferred Stock ("Preferred Stock").

Each right will detach from the common stock and trade separately should any person or group acquire beneficial ownership of 15% or more of the Company's common stock or announce a tender offer for 15% or more of the Company's common stock. If a person or group acquires beneficial ownership of 15% or more of the Company's common stock (an "Acquiring Person"), all rights except for those held by the Acquiring Person become rights to purchase one one-hundredth of one share of Preferred Stock for $175, or $175 of the Company's common stock at a 50% market discount, subject to adjustment by the Company's board of directors. If the Company merges, consolidates or engages in a similar transaction with an Acquiring Person, each holder has a "flip over" right to buy discounted stock in the acquiring entity.

These rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by stockholders of record as of the close of business on July 20, 2000. Until the occurrence of certain events, the rights are represented by and traded in tandem with common stock, and cannot be separately traded. Under certain circumstances, the rights are redeemable at a price of $0.01 per right. Further, upon the occurrence of certain events, the Company's board of directors has the option to exchange one share of common stock per right. The rights expire on July 20, 2010. The rights have no voting rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

ITEM 5. OTHER INFORMATION: None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.2	Amended and Restated Bylaws of the Company.

27.1	Financial Data Schedule for the nine months ended September 30, 2000.

99.1	Press Release, dated as of July 20, 2000 entitled “SunGard Announces Second Quarter 2000 Results and Adoption of Stockholder Rights Plan" (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 21, 2000).

99.2

Rights Agreement dated as of July 18, 2000 between SunGard Data Systems Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 21, 2000) .

99.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 21, 2000).

99.4	Form of Rights Certificate (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 21, 2000).

(b)	Reports on Form 8-K:
Form 8-K filed on July 21, 2000 relating to the Company's adoption of a Stockholder Rights Plan on July 18, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA S YSTEMS INC.

Date:	November 14, 2000	By:	s/ Michael J. Ruane

Michael J. Ruane
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

LIST OF EXHIBITS

NUMBER	EXHIBIT

3.2	Amended and Restated Bylaws of the Company.

27.1	Financial Data Schedule for the nine months ended September 30, 2000.

99.1	Press Release, dated as of July 20, 2000 entitled “SunGard Announces Second
Quarter 2000 Results and Adoption of Stockholder Rights Plan" (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 21, 2000).

99.2	Rights Agreement dated as of July 18, 2000 between SunGard Data Systems Inc.
and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to the
Company's Current Report on Form 8-K filed with the Commission on July 21,
2000).

99.3	Registrant’s Certificate of Designation of Series A Junior Participating Preferred
Stock (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 21, 2000).

99.4	Form of Rights Certificate (incorporated by reference to the Company's Current
Report on Form 8-K filed with the Commission on July 21, 2000).