Form 10-K405
period 2000-12-31
SUNGARD DATA SYSTEMS INC
filed 2001-03-30
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission File Number	1-12989

SUN GARD ® DATA SYSTEMS INC. (Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	51-0267091 (I.R.S. Employer Identification No.)

1285 DRUMMERS LANE , WAYNE , PENNSYLVANIA 19087 (Address of principal executive offices, including zip code)

(610) 341-8700 (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK , PAR VALUE $0.01 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No☐.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 15, 2001 was $6,999,603,200.(1) There were 134,104,155 shares of the registrant's Common Stock outstanding as of March 15, 2001.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant's annual report to stockholders for the fiscal year ended December 31, 2000, and Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement, for its 2001 annual meeting of stockholders, filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K.☑

(1)	This equals the number of outstanding shares of the registrant's Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant's directors, nominees and executive officers, multiplied by the closing price of the registrant's Common Stock reported on March 15, 2001. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant's directors, nominees or executive officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

  PART I

  ITEM 1.   BUSINESS

  OVERVIEW

          SunGard Data Systems Inc. (SunGard) is a global leader in integrated information-technology solutions and eProcessing for financial services. SunGard is also the pioneer and a leading provider of high-availability infrastructure for business continuity. With annual revenues in excess of one billion dollars, SunGard serves more than 10,000 clients in over 50 countries, including most of the world's largest financial services companies.

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

          SunGard's products and services generally are delivered and supported through individual operating units that offer product-specific development and client support. These operating units are organized into groups that focus on like clients and facilitate product integration and multi-product sales and implementations. SunGard's executive management team identifies synergies among SunGard businesses to continue integrating its products and services and pursues incremental opportunities for straight-through processing. One such initiative is the SunGard Transaction Network, a global business-to-business network of financial services institutions that aims to facilitate real-time straight-through processing by linking investors with brokers, brokers with exchanges, exchanges with banks, and banks with settlement agents and custodians, to facilitate real-time, Web-enabled straight-through processing.

          SunGard's diversified revenue stream is largely recurring. SunGard seeks to maximize recurring revenues by selling its products and services under fixed-term contracts and by emphasizing client support, product quality and product integration in order to establish long-term relationships with clients. SunGard's recurring revenues accounted for approximately 83% of SunGard's total revenues during the last three years (84% in 2000). SunGard's recurring revenues are derived primarily from contracts for processing services, business continuity and Internet services, professional services, software maintenance and software and hardware rentals. None of SunGard's clients individually accounted for more than two percent of SunGard's revenues in 2000.

          SunGard, a Delaware corporation, was organized in 1982. SunGard's executive offices are located at 1285 Drummers Lane, Wayne, Pennsylvania 19087, and its telephone number is (610) 341-8700.

  INVESTMENT CONSIDERATIONS

         Forward-looking Statements May Prove Inaccurate.

          This Report and other SunGard communications contain forward-looking statements that are subject to risks and uncertainties and that may change at any time and differ from actual results. Forward-looking statements include information about possible or assumed future financial results of SunGard and usually contain words such as "believes," "intends," "expects," "anticipates" or similar expressions. SunGard derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While SunGard believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors such as:

    the timing and magnitude of software sales;
    the effect of general economic and market issues on software and services buying decisions;
    the timing and scope of technological advances;
    the integration and performance of acquired businesses;
    the prospects for future acquisitions;
    the ability to attract and retain key personnel; and
    the overall condition of the financial services industry.

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
    SunGard may have to raise money in the debt or equity markets to finance future acquisitions; and
    changes in accounting, tax, securities or other regulations may make it more difficult or costly for SunGard to continue to grow by acquiring similar or complementary businesses.

          The businesses acquired by SunGard may perform worse than expected or may be more difficult to integrate and manage than expected. If that happens, SunGard's business and financial results may suffer for a number of reasons, including:

    SunGard may have to devote unanticipated financial and management resources to the acquired businesses;
    SunGard may not be able to realize expected operating efficiencies or product integration benefits; and
    SunGard may have to write off goodwill or other intangible assets.

          SunGard's success depends in part on adapting its computer services and software to changes in technology and changes in its clients' businesses. If SunGard does not successfully update its software and services, or if its new products or services are not timely delivered or well received by clients, SunGard's business and financial results may suffer.

          SunGard's ability to successfully update its services and software and timely develop and deliver new products and services required by its clients is subject to a number of risks that could adversely affect SunGard's business and financial results, including:

    SunGard may find it difficult to update its services and software and timely develop and deliver its new products and services in a cost-effective manner, especially when faced with rapid technological changes that are hard to predict;
    SunGard may find it difficult to make its products work over the Internet or to integrate its products into straight-through processing solutions;
    SunGard may find it difficult to update its services and software to keep pace with business, regulatory and other developments in the financial services industry in which most of SunGard's clients operate; and
    new developments in patent law may make it more difficult or costly for SunGard to add or retain important features in its software and services.

          SunGard's business is dependent largely on the financial services industry. If that industry does poorly, SunGard's business and financial results may suffer.

          SunGard sells most of its computer services and software to banks, mutual funds, brokers, insurance companies and other financial services firms. If the financial services industry or SunGard's clients in the financial services industry experience problems, SunGard's business and financial results could be adversely affected. For example, SunGard may suffer if securities trading activity declines, the number or value of managed portfolios decreases, or there is continued consolidation among firms in the financial services industry.

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

  INVESTMENT SUPPORT SYSTEMS

          SunGard designs, markets and maintains a comprehensive set of investment support systems for the financial services industry. SunGard's clients include banks, brokers, exchanges, corporate treasury departments, asset managers, mutual funds, investment advisers, insurance companies, depositories, custodians, trustees, benefit plan administrators, transfer agents, utilities, governments, educational institutions and nonprofit organizations. The fundamental purpose of most of SunGard's investment support systems is to automate the many detailed activities associated with trading securities, managing portfolios and accounting for investment assets. SunGard markets these systems throughout the United States and many systems also are marketed worldwide.

          SunGard delivers many of its investment support systems as an application service provider, using SunGard's data centers that clients access via the Internet or a private network. SunGard also delivers many of its investment support systems by licensing the software to clients for use on their own computers. SunGard provides investment support systems application services primarily from its data centers in Birmingham (Alabama), Charlotte (North Carolina), Fairfield (New Jersey), Hopkins (Minnesota), Ridgefield/Weehawken (New Jersey), Voorhees (New Jersey) and Waltham (Massachusetts) (see Properties). Contracts for investment support systems generally have initial terms of one or more years and then continue for successive, one-year or longer renewal terms, although some allow the client to terminate on relatively short notice.

          SunGard's investment support systems business has continued to increase in both size and scope, due to internal growth and acquisitions (see ACQUISITIONS AND OFFERINGS) .

          Brokerage and Execution Systems.   SunGard's brokerage and execution services provide comprehensive processing of securities and exchange-traded instruments for banks and brokerages. These services address all important facets of transaction processing, including order routing, execution and clearance, position keeping and tracking, regulatory compliance and reporting, and investment accounting and recordkeeping. SunGard also provides comprehensive options analysis and risk management systems for professional options traders, large banks and financial services institutions. In addition, SunGard provides a service to financial services institutions that assists them with the collection, consolidation and reporting of tax information on securities transactions. SunGard's brokerage systems include software that enables banks and brokerages to provide Internet trading and account services for their customers.

          SunGard provides a variety of customer relationship management software. This includes software used by retail brokers in tracking customer contacts, managing portfolios and measuring performance, and software designed for prospecting, client profiling, needs analysis and cross-selling for use by insurance, banking and brokerage companies.

          SunGard's products include a wireless communications system for straight-through processing of securities listed on the New York Stock Exchange, which is used by SunGard's floor brokers to execute trades for its institutional customers. SunGard also has an equity position in The Brut ECN, an electronic communications network that is used by institutions and brokers to trade anonymously and that operates using SunGard solutions.

          SunGard offers straight-through processing for equities by automatically routing orders to a network of participating brokers. This service is marketed to portfolio managers and independent financial advisers who use SunGard investment support systems or third party portfolio management systems.

          SunGard also offers software solutions for enterprise application integration for the financial services industry that provide intelligent message translation, content-based routing, and data validation and enrichment, making it easier to integrate business processes.

          Risk and Derivatives Systems.   SunGard provides software applications and software development platforms that handle most aspects of risk management and trading operations for capital markets globally. Generally, these products are used by traders and market-makers of various types of derivative instruments, equities, fixed income securities and foreign exchange contracts and by their middle- and back-office operations. These front-to-back office systems provide trading support, risk management, trade pricing and analysis, transaction processing and accounting functions, and also assist users in determining hedging strategies and monitoring compliance with capital requirements, trading limits, global credit limits and government regulations.

          SunGard also provides asset and liability management software with comprehensive risk management and performance measurement functionality to financial services institutions.

          SunGard also provides systems that permit energy companies and power trading firms to control physical and financial trading and provide trading support, market risk management, trade processing, power scheduling and accounting functions.

          Asset Management Systems.   SunGard's asset management systems maintain the books of record for all types of large investment portfolios, such as those managed by banks, mutual funds, employee retirement plans and insurance companies. The primary functions of these systems are to track investment activities such as purchases and sales, value portfolios using transmissions of security prices and quality ratings received from various worldwide market sources, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these systems are used by investment advisors and other portfolio managers to analyze large investment portfolios using computerized models to assist with investment strategy and management decisions.

          SunGard's investment reporting and analysis systems accept data from other asset management systems or outside sources and perform special reporting or analyses for fund managers and their customers. Some of these systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants.

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

          SunGard also offers an online, straight-through processing service that automates the investment process for mutual fund transactions. This service is marketed to users of SunGard's trust accounting, securities trading and participant accounting systems, and for use with other vendors' software products.

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

          Banking and Treasury Systems.   SunGard's wholesale banking systems are used for international funds transfers, trade services and cash management by corporate and correspondent banks via the Internet or private networks, often under a bank's private label. SunGard also provides exception management and report warehouse systems to financial services institutions. These systems detect and repair errors in electronic transactions, thereby preventing disruptions in transaction processing and transmissions.

          SunGard's treasury and risk management systems are used by the treasury departments of Global 2000 companies and government entities worldwide. These products enable the efficient management of an organization's cash, debt and investment portfolios. SunGard also provides global professional services, which focus on application implementation and integration for these treasury systems. SunGard offers a Web-based service that provides a single point of access via the Internet to enable corporate treasurers to more efficiently manage geographically disbursed treasury operations.

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

  BUSINESS CONTINUITY AND INTERNET SERVICES

          SunGard provides business continuity services and high-availability infrastructure for all major computing platforms, enabling clients to have around-the-clock access to business-critical information. SunGard also provides managed hosting and co-location services, as well as outsourcing and remote-access computer services for software developers and government agencies.

          Many businesses depend upon computers to perform critical tasks and use communications networks to transmit data between computer facilities and distant offices. As more and more business is conducted via the Internet, it is essential for applications to remain available twenty-four hours a day, seven days a week. System outages are no longer tolerated since they may result in lost business. To address this problem, SunGard offers a comprehensive range of business continuity services.

          Business Continuity.   SunGard provides high-availability infrastructure for use by clients whenever they are unable to operate or communicate with their computer facilities. SunGard provides its high-availability infrastructure through fully equipped and operational computer centers known as "hotsites," where clients may restore their critical applications using SunGard's installed computer equipment. SunGard also provides environmentally prepared computer centers known as "coldsites," in which clients may install and operate their own computer equipment, and general office space equipped with workstations and office equipment. In addition, SunGard provides mobile resources that may be delivered or shipped directly to client-specified locations and electronic vaulting operations.

          SunGard provides business continuity services to users of IBM (and compatible) mainframe computers and also to users of Compaq, Data General, Dell, Digital, Filenet, Hewlett Packard, IBM midrange (AS/400 and RS/6000), NCR, Netframe, Prime, Pyramid, Sequent, Sequoia, Silicon Graphics, Stratus, Sun Microsystems, Tandem and Unisys computers. These services are marketed primarily to prospects and clients directly and through representatives for their mainframe and various midrange computer installations in North America.

          During 2000, for the fifteenth consecutive year, SunGard successfully supported all clients who experienced computer-related failures.

          SunGard believes that it conceived and first implemented the concept of the MegaCenter, a multiple hotsite and coldsite facility that clients may use directly or remotely. SunGard operates five MegaCenters, located in Atlanta, Chicago, Philadelphia, which SunGard believes is the world's largest commercial facility dedicated to business continuity, Scottsdale (Arizona) and Warminster (Pennsylvania) (see PROPERTIES).

          SunGard also operates MetroCenter facilities in strategic locations throughout North America to provide work-group recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile computer systems. MetroCenters are located in the United States and Canada, including Beachwood (Ohio), Bellevue (Washington), Boston, Chicago, Dallas, Denver, Herndon (Virginia), Jersey City (New Jersey), Los Angeles, Montreal, Northville (Michigan), Orlando, Pittsburgh, St. Louis, St. Paul, San Ramon (California) and Toronto. The Denver, St. Paul and Toronto MetroCenters also have coldsites that can be used in conjunction with the remote operations capability.

          SunGard believes that by operating a relatively small number of large facilities linked by a comprehensive communications network it can provide superior business continuity services in the most effective manner. The SunGard National Network, a dedicated network linking all of SunGard's MegaCenters and MetroCenters and many client locations, provides clients with a nationwide managed recovery network utilizing synchronous optical technology (SONET).

          Planning Solutions.   SunGard provides planning software and professional consulting and educational services to develop comprehensive, business-wide continuity plans. SunGard's contingency planning software integrates business analysis and testing tools with automated plan development and reporting features and offers Internet capabilities. SunGard also designs testing and maintenance programs to verify that clients' plans reflect the most current operational conditions.

          eSourcing.   SunGard provides co-location and managed hosting services, Internet access, dedicated or on-demand private network access, application service processing accessible via the Internet or a private network, and outsourcing for production data centers. These activities are supported at SunGard's MegaCenter and MetroCenter facilities as well as SunGard's data centers in Voorhees and Birmingham (see PROPERTIES). SunGard's application service processing is provided both as an external service to clients using SunGard's investment support systems or third party applications, and also as an internal service to support a number of SunGard's investment support systems operating units.

  OTHER BUSINESSES

          SunGard provides a work-flow management system, which increases efficiency and flexibility in managing healthcare insurance organizations, and automated mailing services.

  PRODUCT DEVELOPMENT

          SunGard continually upgrades, enhances and expands its proprietary products and services to meet the needs of its clients and to utilize advances in technology (see INVESTMENT CONSIDERATIONS ).

          The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of increased trading volume, complexity of financial instruments, changes in laws, introductions of new types of investment vehicles and technologies, and increased competition. For these reasons, SunGard continually maintains, enhances and evolves its proprietary investment support systems. SunGard expects to continue to develop enhanced and new functionality for its products, further develop Internet and straight-through processing capabilities, and continue integrating its products and services. During 2001, SunGard also plans to expand the number of SunGard products that link to the SunGard Transaction Network and to pursue other initiatives aimed at achieving SunGard's goal of enabling clients to initiate transactions on the Web — anytime, anywhere — and to execute and record those transactions in real time. SunGard's product development strategy depends in part on the introduction of new technology into the established functionality of its existing systems.

          SunGard funds most of its routine ongoing software maintenance and support activities through the software maintenance and related upgrade fees paid by its investment support systems license clients and a portion of the monthly fees paid by its processing clients. SunGard's expenditures for software development during 2000, 1999 and 1998, including amounts that were capitalized, totaled approximately $157.5 million, $136.2 million and $137.4 million, respectively. These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain client-funded development projects in the ordinary course of business.

          SunGard expands its business continuity and Internet services by adding new service offerings and by opening new facilities or expanding existing facilities to accommodate both the growth in its client base and the addition of different types of computer systems and service offerings. Also, SunGard regularly upgrades its high-availability infrastructure to offer the most advanced computer equipment and communications technology generally used by its clients. SunGard also expects to expand its offerings with respect to managed hosting, co-location and Web-enabled outsourcing services.

  ACQUISITIONS AND OFFERINGS

          SunGard seeks to grow through internal development and the acquisition of businesses that broaden or complement its existing product lines (see INVESTMENT CONSIDERATIONS ). Since its initial public offering in 1986, SunGard has acquired 98 businesses, including 73 in investment support systems and 21 in business continuity and Internet services. Also during this period, SunGard completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

          During 2000, SunGard spent approximately $172.7 million in cash to acquire nine investment support systems businesses. In addition, SunGard issued during 2000 a total of 2.2 million shares of its common stock to acquire one investment support systems business in a transaction that was accounted for as a pooling of interests.

        The following table lists the businesses acquired by SunGard from January 1, 2000 to March 31, 2001.

ACQUIRED COMPANY /BUSINESS	DATE ACQUIRED	DESCRIPTION

US Virtual, Inc.	02/15/00	Internet-based order entry trading application for futures and options, and simulated brokerage application.

Microbank Software, Inc.	02/16/00	Exception management software for banks.

Global Information Solutions Limited	03/01/00	Treasury information systems for major corporations and banks.

Cassidy, Jones & Co., Inc.	03/09/00	NYSE member firm that provides trade execution on agency basis for asset management and brokerage firms.

RioFin Ltd.	06/09/00	Equity derivatives risk management systems.

Frontier Analytics Inc.	06/20/00	Asset allocation software for investors.

McSherry & Company, Inc.	06/29/00	NYSE member firm that provides trade execution on agency basis for asset management and brokerage firms.

Credo Software Technologies, Ltd.	07/17/00	Web-based software applications that connect to data stores.

Risk and Exposure Management Business of GE Information Services, Inc.	09/29/00	Global limits, risk and exposure management solution for trading activities of global wholesale banks.

Orion Systems Group, Inc.	12/13/00	Administrative software for school districts and agencies serving children and adults with developmental disabilities.

LockBox Communications, Inc.	02/15/01	Web-based interactive electronic storage service for financial services institutions and their clients.

          In February 2000, SunGard's ownership interest in The Brut ECN was reduced to 20% when The Brut ECN merged with another electronic communications network known as Strike Technologies. SunGard also entered into long-term contracts for processing and clearing transactions for The Brut ECN.

          In March 2000, SunGard purchased a minority interest in esävio (formerly Netera, Inc.), a provider of e-business consulting services and technology solutions for entities that wish to do business via the Internet. In July 2000, SunGard purchased a minority interest in Investment Scorecard, a provider of customer-focused investment performance information to the trust and investment management industry.

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

          In its investment support systems business, SunGard competes with numerous other data processing and financial software vendors that may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, most of which are much smaller than SunGard. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, such as Automatic Data Processing, Inc., Reuters Group PLC and The Thomson Corporation, all of which are also active acquirors. SunGard also faces competition from the internal processing and information technology departments of its clients and prospects.

          The key competitive factors in marketing investment support systems are the accuracy and timeliness of processed information provided to clients, features and adaptability of the software, level and quality of client support, level of software development expertise and overall net cost. SunGard believes that it competes effectively as to each of these factors and that its reputation and experience in these markets are important competitive advantages.

          The business continuity business is highly competitive. SunGard's principal competitors in this business are Comdisco, Inc. and IBM Corporation. SunGard also faces potential competition from major companies that have computer facilities that could be made available for business continuity use. SunGard believes that it competes effectively as to the key competitive factors in this market, namely quality of facilities, scope and quality of services, level and quality of client support, level of technical expertise and price. SunGard also believes that its experience and reputation as the innovator in this business are important competitive advantages.

          In its new business of providing managed hosting, co-location, Internet access and Web-enabled outsourcing services, SunGard competes with numerous other vendors, including specialized managed hosting, co-location and Internet access service providers, large computer services companies and telecommunications companies. SunGard believes that its historical strengths in business continuity and its significant high-availability infrastructure assets will allow SunGard to compete effectively as to the key competitive factors in this market, namely quality of facilities, technical expertise, network capabilities, ability to provide customized solutions and price.

  MARKETING

          Most of SunGard's specialized investment support services and business continuity services are marketed throughout the United States, and many are marketed worldwide. SunGard's international sales during 2000, 1999 and 1998 totaled approximately $347.5 million, $297.0 million and $314.5 million, respectively.

          SunGard develops and maintains proprietary marketing information by identifying prospective clients through a variety of industry contacts, databases and other sources, and then forming business relationships with prospects. SunGard also attempts to identify and attract clients through its Web site and by conducting seminars and participating in industry conferences. Client references have been an important aid in obtaining new business.

  EMPLOYEES

          At December 31, 2000, SunGard had approximately 7,800 full-time employees. SunGard believes that its success, in part, depends on its continuing ability to attract and retain skilled technical, sales and management personnel. While skilled personnel (particularly application processing professionals and software developers) are in high demand and competition for their talents is intense, and although SunGard has been experiencing an increased rate of turnover, SunGard believes that it has been able to attract and retain highly qualified personnel (see INVESTMENT CONSIDERATIONS ). None of SunGard's employees is covered by a collective bargaining contract. SunGard believes that its employee relations are excellent.

  PROPRIETARY PROTECTION

          SunGard owns registered marks for the SUNGARD name and owns or has applied for trademark registration for many of its products and services. SunGard relies primarily on contractual restrictions and copyright and trade secret laws for the protection of its proprietary services and software. SunGard also has established policies requiring its personnel to maintain the confidentiality of SunGard's proprietary property. Although SunGard has few registrations of its copyrights and has no patents, SunGard is applying for software patents on a case by case basis and will continue to monitor ongoing developments in the evolving software patent field (see INVESTMENT CONSIDERATIONS).

  ITEM 2.     PROPERTIES

  The following table indicates the location and size of SunGard's principal computer facilities and business continuity and Internet services MegaCenters.

LOCATION	PURPOSE	SQUARE FEET

Alpharetta, GA (near Atlanta)	Business continuity and Internet services MegaCenter.	77,300

Birmingham, AL	Asset management systems, investor accounting systems and eSourcing data center.	50,000

Charlotte, NC	Asset management systems data center.	40,200

Fairfield, NJ (near New York)	Asset management systems data center.	12,300

Hopkins, MN (near Minneapolis)	Brokerage and execution systems data center.	46,200

Northbrook, IL (near Chicago)	Business continuity and Internet services MegaCenter.	84,000

Philadelphia, PA	Business continuity and Internet services MegaCenter and eSourcing data center.	506,300

Ridgefield and Weehawken, NJ (near New York)	Brokerage and execution systems data centers.	6,000

Scottsdale, AZ	Business continuity and Internet services MegaCenter.	35,600

Voorhees, NJ (near Philadelphia)	Asset management systems, investor accounting systems and eSourcing data center.	51,000

Waltham, MA (near Boston)	Brokerage and execution systems data center.	13,100

Warminster, PA (near Philadelphia)	Business continuity and Internet services MegaCenter.	20,000

          SunGard leases all of its offices and facilities listed above, with the exception of its Voorhees, Warminster and Weehawken facilities, which are owned, and its Hopkins facility, which consists of two connected buildings, one leased and the other owned. SunGard also owns its MetroCenters in St. Paul and Northbrook and certain of its other offices. In addition, SunGard leases space, primarily for sales offices, client support and administrative offices, MetroCenters and remote operations centers, in many locations in the United States and worldwide. SunGard believes that its leased and owned facilities are adequate for SunGard's present operations.

  ITEM 3.    LEGAL PROCEEDINGS

          SunGard is presently a party to certain lawsuits arising in the ordinary course of its business. SunGard believes that none of its current legal proceedings will be material to its business or financial condition.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

  ITEM 4.1    CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of SunGard who are not also directors are listed below.

NAME	AGE	PRINCIPAL POSITIONS WITH SUN GARD DATA SYSTEMS INC .

Andrew P. Bronstein	42	Vice President and Controller

Philip L. Dowd	59	Senior Vice President

Robert Greifeld	43	Senior Vice President

Lawrence A. Gross	48	Senior Vice President-Legal and General Counsel

Paul C. Jeffers	39	Vice President-Human Resources

Michael K. Muratore	54	Senior Vice President

David E. Robinson	57	Senior Vice President

Michael J. Ruane	47	Senior Vice President-Finance and Chief Financial Officer

Richard C. Tarbox	48	Senior Vice President-Corporate Development

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

          Mr. Gross has been Senior Vice President-Legal of SunGard since March 2001, General Counsel since 1986 and Secretary since 1987. He was Vice President of SunGard from 1986 to March 2001. From 1979 to 1986, he was a lawyer with Blank, Rome, Comisky & McCauley, Philadelphia, and he has represented SunGard since 1983. Mr. Gross is a director and officer of most of SunGard's domestic subsidiaries and some of its foreign subsidiaries.

          Mr. Jeffers has been Vice President-Human Resources of SunGard since March 2001. From September 2000 to March 2001, Mr. Jeffers was National Director of Performance Management and Education for Grant Thornton, LLP, and from 1999 to September 2000, he was Vice President-Human Resources of First USA Bank. From 1995 to 1999, Mr. Jeffers was Area Director, Human Resources for the Management Consulting Practice of Ernst & Young LLP.

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

          Mr. Ruane has been Senior Vice President-Finance of SunGard since March 2001 and Chief Financial Officer and Treasurer of SunGard since 1994. He was Vice President-Finance of SunGard from 1994 to March 2001. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President-Finance of the SunGard Trading Systems Group. Before that, he was Vice President-Controller of SunGard from 1990 to 1992, and Corporate Controller of SunGard from 1985 to 1990. Mr. Ruane is a director and officer of most of SunGard's domestic and foreign subsidiaries.

          Mr. Tarbox has been Senior Vice President-Corporate Development of SunGard since March 2001. From 1987 to March 2001, he was Vice President-Corporate Development of SunGard.

  PART II

  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          This information is incorporated by reference to the section entitled STOCK INFORMATION in SunGard's 2000 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

  ITEM 6.      SELECTED FINANCIAL DATA

          This information is incorporated by reference to the section entitled SELECTED FINANCIAL INFORMATION in SunGard's 2000 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

  ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This information is incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in SunGard's 2000 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          This information is incorporated by reference to the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in SunGard's 2000 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements of SunGard, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.

  ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

  PART III

          This Part incorporates certain information from SunGard's definitive proxy statement for its 2001 Annual Meeting of Stockholders ("2001 Proxy Statement") filed with the Securities and Exchange Commission not later than 120 days after the end of SunGard's fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of SunGard's 2001 Proxy Statement entitled REPORT OF THE AUDIT COMMITTEE , REPORT OF THE COMPENSATION COMMITTEE AND EQUITY AWARD SUBCOMMITTEE and PERFORMANCE GRAPH shall not be deemed to be "filed" as part of this Report.

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the directors of SunGard is incorporated by reference to SunGard's 2001 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled ELECTION OF DIRECTORS .

          Information concerning executive officers of SunGard who are not also directors is included in Item 4.1, Part I, of this Report on Form 10-K.

  ITEM 11.    EXECUTIVE COMPENSATION

          This information is incorporated by reference to SunGard's 2001 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled EXECUTIVE COMPENSATION .

  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          This information is incorporated by reference to SunGard's 2001 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled BENEFICIAL OWNERSHIP OF COMMON STOCK.

  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information is incorporated by reference to SunGard's 2001 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled EXECUTIVE COMPENSATION , BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS .

  PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1)    FINANCIAL STATEMENTS

          The following financial statements of SunGard, supplementary data and related documents are incorporated by reference to SunGard's 2000 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

          Report of Independent Accountants on Financial Statements, dated February 8, 2001.

          Consolidated Statements of Income for each of the years ended December 31, 2000, 1999 and 1998.

          Consolidated Balance Sheets as of December 31, 2000 and 1999.

          Consolidated Statements of Cash Flows for each of the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statement of Stockholders' Equity for each of the years ended December 31, 2000, 1999 and 1998.

          Notes to Consolidated Financial Statements.

          Quarterly Financial Information (unaudited).

          (a)(2)    FINANCIAL STATEMENT SCHEDULES

          None.

          (a)(3)    EXHIBITS

          The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 17 of this Report. Exhibits 10.8 through 10.23 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

          (b)         REPORTS ON FORM 8-K

          None.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN GARD DATA SYSTEMS INC.

Date:	March 29, 2001	By:	s/ James L. Mann
James L. Mann Chairman and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

s/ JAMES L. MANN JAMES L. MANN
  Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
March 29, 2001

s/ CRISTÓBAL CONDE CRISTÓBAL CONDE
  President, Chief Operating Officer and Director
March 29, 2001

s/ MICHAEL J. RUANE MICHAEL J. RUANE
  Chief Financial Officer and Senior Vice President-Finance (principal financial officer)
March 29, 2001

s/ ANDREW P. BRONSTEIN ANDREW P. BRONSTEIN
  Vice President and Controller (principal accounting officer)
March 29, 2001

s/ TILL M. GULDIMANN TILL M. GULDIMANN
  Senior Vice President, Strategy and Director
March 29, 2001

s/ GREGORY S. BENTLEY GREGORY S. BENTLEY
  Director
March 29, 2001

s/ MICHAEL C . BROOKS MICHAEL C. BROOKS
  Director
March 29, 2001

s/ ALBERT A. EISENSTAT ALBERT A. EISENSTAT
  Director
March 29, 2001

s/ BERNARD GOLDSTEIN BERNARD GOLDSTEIN
  Director
March 29, 2001

s/ MICHAEL ROTH MICHAEL ROTH
  Director
March 29, 2001

s/ MALCOLM I. RUDDOCK MALCOLM I. RUDDOCK
  Director
March 29, 2001

s/ LAWRENCE J. SCHOENBERG LAWRENCE J. SCHOENBERG
  Director
March 29, 2001

LIST OF EXHIBITS

NUMBER	DOCUMENT

3.1(1)	Restated Certificate of Incorporation of SunGard.

3.2(2)	Amended and Restated Bylaws of SunGard.

4.1(3)	Specimen Common Stock Certificate of SunGard.

10.1(4)	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard's facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 ("401 Lease").

10.2(5)	Amendment to 401 Lease, dated October 9, 1995.

10.3(6)	Amendment to 401 Lease, dated December 23, 1996.

10.4(7)	Amendment to 401 Lease, dated March 1997.

10.5(7)	Amendment to 401 Lease, dated December 18, 1997.

10.6(8)	Amendment to 401 Lease, dated June 9, 1999.

10.6	Amendment to 401 Lease, dated June 29, 2000 (filed with this Report).

10.7(9)	Credit Agreement, dated August 29, 1996, among SunGard, certain banks and other financial institutions and PNC Bank, National Association, as Agent.

10.8(10)	SunGard's 1986 Stock Option Plan, Amendments thereto, dated January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991.(15)

10.9(11)	SunGard's 1988 Nonqualified Stock Option Plan and Amendment thereto, dated October 30, 1990.(15)

10.10(12)	SunGard's 1990 Amended and Restated Restricted Stock Incentive Plan.(15)

10.11(13)	SunGard's Restricted Stock Award Plan for Outside Directors.(15)

10.12(8)	Amendment No. 1 to SunGard's Restricted Stock Award Plan for Outside Directors.(15)

10.13	Amendment No. 2 to SunGard's Restricted Stock Award Plan for Outside Directors (filed with this Report).(15)

10.14(14)	SunGard's 1994 Equity Incentive Plan.(15)

10.15(8)	Amendment No. 1 to SunGard's 1994 Equity Incentive Plan.(15)

10.16(5)	SunGard's 1996 Equity Incentive Plan.(15)

10.17(6)	The United Kingdom Addendum to SunGard's 1996 Equity Incentive Plan.(15)

NUMBER	DOCUMENT

10.18(8)	Amendment No. 1 to SunGard's 1996 Equity Incentive Plan.(15)

10.19(7)	SunGard's 1998 Equity Incentive Plan.(15)

10.20(8)	SunGard's 2000 Equity Incentive Plan.(15)

10.21(8)	Summary Description of SunGard's Annual Executive Incentive Compensation Program.(15)

10.22	Summary Description of SunGard's Long-Term Executive Incentive Compensation Plan (filed with this Report).(15)

10.23(10)	Form of Indemnification Agreement entered into by SunGard with its directors and officers.(15)

13.1	Portions of SunGard's Annual Report to Stockholders for the fiscal year ended December 31, 2000 expressly incorporated herein by reference (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Independent Accountants regarding SunGard's consolidated financial statements (filed with this Report).

(1)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-12989).

(2)	Incorporated by reference to the Exhibits filed with SunGard's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-14232).

(3)	Incorporated by reference to the Exhibits filed with SunGard's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-3181).

(4)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232).

(5)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232).

(6)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232).

(7)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989).

(8)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989).

(9)	Incorporated by reference to the Exhibits filed with SunGard's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-14232).

(10)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).

(11)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232).

(12)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-14232).

(13)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).

(14)	Incorporated by reference to the Exhibits filed with SunGard's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).

(15)	Management contract or compensatory plan or arrangement.

  INDEX OF EXHIBITS FILED WITH THIS REPORT

NUMBER	DOCUMENT

10.6	Amendment to 401 Lease, dated June 29, 2000.

10.13	Amendment No. 2 to SunGard's Restricted Stock Award Plan for Outside Directors.(1)

10.22	Summary Description of SunGard's Long-Term Executive Incentive Compensation Plan.(1)

13.1	Portions of SunGard's Annual Report to Stockholders for the fiscal year ended December 31, 2000 expressly incorporated herein by reference.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants regarding SunGard's consolidated financial statements.

  (1)      Management contract or compensatory plan or arrangement.