Form 10-Q
period 2001-03-31
SUNGARD DATA SYSTEMS INC
filed 2001-05-15
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MarkOne)
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for
the quarterly period ended March 31, 2001 or

[_]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for
the transition period from _______ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

There were 134,266,601 shares of the registrant's common stock, par value $.01 per share, outstanding at March 31, 2001.

SUNGARD DATA SYSTEMS INC.
AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	March 31,
	2001	December 31,
	(Unaudited)	2000

Assets
Current:
Cash and equivalents	$347,602	$255,835
Short-term investments	155,975	180,234
Trade receivables, less allowance for doubtful accounts of $22,700 and $25,126	359,243	359,597
Earned but unbilled receivables	53,756	56,018
Prepaid expenses and other current assets	52,532	43,099
Deferred income taxes	14,274	16,959

Total current assets	983,382	911,742

Investment in common stock	6,618	9,114
Property and equipment, less accumulated depreciation of $386,667 and $377,268	218,431	208,580
Software products, less accumulated amortization of $189,904 and $179,980	147,500	150,290
Goodwill, less accumulated amortization of $80,417 and $76,352	290,912	296,864
Other tangible and intangible assets, less accumulated amortization of
$84,105 and $90,473	126,455	127,431
Deferred income taxes	139,862	141,164

	$1,913,160	$1,845,185

Liabilities and Stockholders' Equity
Current:
Short-term and current portion of long-term debt	$10,280	$5,908
Accounts payable	17,136	20,890
Accrued compensation and benefits	84,955	109,858
Other accrued expenses	53,365	58,963
Accrued income taxes	38,910	14,314
Deferred revenues	199,008	184,837

Total current liabilities	403,654	394,770

Long-term debt	3,317	7,939

Commitments
Stockholders' equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is
designated as Series A Junior Participating Preferred stock	-	-
Common stock, par value $.01 per share; 320,000 shares authorized;
134,592 and 133,654 shares issued	1,346	1,337
Capital in excess of par value	678,138	659,404
Restricted stock plans and notes receivable for common stock	(785)	(941)
Retained earnings	874,021	820,067
Accumulated other comprehensive loss	(31,820)	(22,680)

	1,520,900	1,457,187
Treasury stock, at cost, 325 shares	(14,711)	(14,711)

Total stockholders' equity	1,506,189	1,442,476

	$1,913,160	$1,845,185

The accompanying notes are an integral part of these financial statements.

      SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Revenues:
Services	$395,402	$329,239
License and resale fees	45,413	55,426

	440,815	384,665

Costs and expenses:
Cost of sales and direct operating	179,579	164,267
Sales, marketing and administration	97,447	85,385
Product development	41,687	34,179
Depreciation and amortization	22,032	20,747
Amortization of acquisition-related intangible assets	15,117	13,129
Merger costs	-	1,600

	355,862	319,307

Income from operations	84,953	65,358
Interest income	7,118	5,367
Interest expense	(521)	(457)

Income before income taxes	91,550	70,268
Income taxes	37,596	28,747

Net income	$53,954	$41,521

Basic net income per common share	$0.40	$0.32

Diluted net income per common share	$0.39	$0.31

Shares used to compute net income per common share:
Basic	133,748	131,191

Diluted	138,410	134,194

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Cash flow from operations:
Net income	$53,954	$41,521
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	37,149	33,876
Other noncash credits	(3,038)	(918)
Deferred income tax expense (benefit)	4,686	(1,426)
Accounts receivable and other current assets	(811)	16,899
Accounts payable and accrued expenses	(11,696)	(6,411)
Deferred revenues	14,171	1,019

Cash flow from operations	94,415	84,560

Financing activities:
Cash received under employee stock plans	16,182	11,687
Cash received from borrowings	-	4
Cash paid to repay debt	(739)	(1,307)

Total financing activities	15,443	10,384

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(2,301)	(106,062)
Cash paid for property and equipment	(28,925)	(19,817)
Cash paid for software and other assets	(11,619)	(2,797)
Cash paid for purchases of short-term investments	(61,160)	(13,949)
Cash received from sales and maturities of short-term investments	85,914	32,597

Total investment activities	(18,091)	(110,028)

Increase (decrease) in cash and equivalents	91,767	(15,084)
Beginning cash and equivalents	255,835	286,990

Ending cash and equivalents	$347,602	$271,906

Supplemental information:

Acquired businesses:
Property and equipment	$130	$2,379
Software products	2,424	28,651
Goodwill and tangible and intangible assets	516	100,192
Deferred income taxes	-	509
Purchase price obligations and debt assumed	(431)	(8,802)
Net current liabilities assumed	(338)	(14,369)
Common stock issued and net equity acquired in poolings of interests	-	(2,498)

Cash paid for acquired businesses, net of cash acquired	$2,301	$106,062

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Basis of Presentation:

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.      Acquisitions:

          Pooling-of-Interests Transaction:

          During the three months ended March 31, 2000, the Company completed one acquisition in its investment support systems business accounted for as a pooling of interests. A total of 2.2 million shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of the acquired company were converted into options to buy 0.3 million shares of the Company’s common stock.

          Purchase Transactions:

          During the three months ended March 31, 2001, the Company completed one acquisition accounted for as a purchase. Total cash paid is $2.3 million, subject to certain adjustments.

          During the three months ended March 31, 2000, the Company completed three acquisitions accounted for as purchases. Total cash paid in connection with these acquisitions was $94.9 million, subject to certain adjustments. At March 31, 2000, the allocation of the purchase price of Global Information Solutions Ltd. (GIS). was still preliminary. The final allocation was completed in the second quarter of 2000 and resulted in a charge of $5.2 million for purchased in-process research and development. This charge, equal to approximately 7% of the cash paid, represents, as of the date of acquisition, the value of software products still in development but not considered to have reached technological feasibility or to have any alternative future use. The amount allocated to purchased in-process research and development is based on independent appraisals, which include an analysis of the business and expected cash flows, along with the risks associated with completing the development projects and attaining the expected cash flows.

          Merger Costs:

          During the three months ended March 31, 2000, the Company recorded merger costs of $1.6 million ($0.01 per diluted share). These merger costs are associated with the first quarter 2000 pooling-of-interests transaction, and include investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes.

3.       Authorization for Stock Buy-Back:

          On August 22, 2000, the Company announced that its board of directors authorized the Company to purchase up to 2.0 million shares of its common stock through August 18, 2001. The repurchases will be made from time to time in the open market, at the discretion of management. Shares purchased under this plan will be used for the Company's equity incentive and employee stock purchase plans and other general corporate purposes. Through March 31, 2001, there were 0.3 million shares of the Company’s common stock purchased under this plan.

4.       Shares Used in Computing Net Income Per Common Share:

          The computation of shares used in computing basic and diluted net income per common share for each of the three months ended March 31, 2001 and 2000 follows (in thousands):

	Three Months
	Ended
	March 31,
	2001	2000
Weighted average common shares outstanding	133,748	131,035
Contingent shares	-	156
Total shares used for calculation of basic net
income per common share	133,748	131,191
Employee stock options	4,662	3,003
Total shares used for calculation of diluted net
income per common share	138,410	134,194

5.    Comprehensive Income:

          Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income. The calculation of comprehensive income for each of the three months ended March 31, 2001 and 2000 follows (in thousands):

	Three Months
	Ended
	March 31,

	2001	2000

Net income	$53,954	$41,521

Foreign currency translation loss	(7,841)	(2,512)

Unrealized gain (loss) on marketable
securities	(1,999)	25,117

Income tax benefit (expense)	700	(8,791)

Comprehensive net income	$44,814	$55,335

          The unrealized gain (loss) on marketable securities results primarily from the Company’s investment in approximately 16.6% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO).

6.      Operating Segments:

        The Company’s three operating segments consist of its investment support systems (ISS) business, business continuity and Internet services (BCIS) business, and a third segment referred to as Other Businesses. The Company’s operating segments are groups of businesses that offer similar products and services. The segments are managed separately since each business requires different technology and marketing strategies.

          ISS designs, markets and maintains a comprehensive set of propriety software applications that are delivered to customers on license and application-service-provider bases. The fundamental purpose of these systems is to automate the complex transaction processing associated with investment operations. BCIS provides customers with business continuity services and high-availability infrastructure, enabling customers to have around-the-clock access to business-critical information. BCIS also provides Web-hosting and co-location services, as well as outsourcing and remote-access computer services. Other Businesses is comprised of a business that provides a work-flow management system, which increases efficiency and flexibility in managing healthcare insurance organizations, and an automated mailing-services business.

The operating results for each operating segment for the three months ended March 31, 2001 and 2000 follow:

	Three Months
	Ended
	March 31,
	2001	2000
Revenues:
Investment support systems	$323,027	$281,355
Business continuity and Internet services	109,771	96,363
Other businesses	8,017	6,947

	$440,815	$384,665

Operating income:
Investment support systems (1)	$59,339	$45,126
Business continuity and Internet services	31,978	23,048
Other businesses	2,238	1,426
Corporate administration	(8,602)	(4,242)

	$84,953	$65,358

(1) Includes merger costs of $1,600 during the three months ended March 31, 2000.

7.      Subsequent Events:

          On April 30, 2001, the Company announced that it was dropping out of the bidding for certain assets of Bridge Information Systems, Inc. (Bridge). Bridge is currently seeking bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Direct costs associated with the evaluation of the acquisition of Bridge consist primarily of legal, accounting and appraisal fees, and are currently estimated at $3.0 million. These costs will be expensed in the second quarter of 2001, when the Company also expects to receive a $5.0 million break-up fee.

          On May 11, 2001, the Company's board of directors authorized a two-for-one stock split of the Company's common stock. The stock split is effective for stockholders of record on May 25, 2001, and the shares will be issued on June 18, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Statements about the outlook of SunGard Data Systems Inc. (the Company) and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, actual results could differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as the timing and magnitude of software sales, the effect of general economic and market issues on software and services buying decisions, the timing and scope of technological advances, the integration and performance of acquired businesses, the prospects for future acquisitions, the ability to attract and retain key personnel, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

          The following supplemental unaudited income statement information should be read along with the unaudited consolidated financial statements and notes thereto included in this report.

     SunGard Data Systems Inc.
Supplemental Income Statement Information
(In thousands)
(Unaudited)

	Three Months
	Ended
	March 31,
	2001	2000
Revenues:
Investment support systems	$323,027	$281,355
Business continuity and Internet services	109,771	96,363
Other businesses	8,017	6,947

	$440,815	$384,665

Operating income:
Investment support systems	$59,339	$46,726
Business continuity and Internet services	31,978	23,048
Other businesses	2,238	1,426
Corporate administration	(8,602)	(4,242)

	84,953	66,958
Merger costs	-	(1,600)

	$84,953	$65,358

Operating margins, excluding merger costs:
Investment support systems	18.4%	16.6%

Business continuity and Internet services	29.1%	23.9%

Other businesses	27.9%	20.5%

Total	19.3%	17.4%

INCOME FROM OPERATIONS:

          The Company sells a significant portion of its products and services to the financial services industry and could be affected directly by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

          Certain of the Company’s investment support systems (ISS) businesses derive a significant portion of revenues from software sales. Since there are inherent difficulties in predicting the timing and magnitude of software sales, there is the potential for fluctuations in quarterly revenues and income.

          The ISS business is comprised of groups of related businesses that sell software and related services to the financial services industry. The business continuity and Internet services (BCIS) business provides business continuity, Web-hosting, co-location, outsourcing and remote-access computer services. Historically, these businesses in the aggregate have met or exceeded expectations. During the first three months of 2001, despite a decline in total software license sales, overall results met expectations due to continued growth in the brokerage and execution systems and BCIS businesses.

          The Company expects that the full-year 2001 operating margin before merger costs will increase, but at a slower rate than in the recent past. The most important factors affecting the operating margin continue to be the timing and magnitude of software sales, the operating margins of newly acquired businesses, the rate of new contract signings and contract renewals, the level of product development spending, and the timing and magnitude of equipment and facilities expenditures.

          Investment Support Systems (ISS):

          The ISS operating margin is 18.4% and 16.6% in the three month periods ended March 31, 2001 and 2000, respectively. The operating margin increased during 2001 due primarily to an increase in revenues in the brokerage and execution systems businesses offset in part by a $10.0 million decline in software license and resale fees.

          The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software sales, the operating margins of recently acquired businesses and the level of product development spending.

          Business Continuity and Internet Services (BCIS):

          The BCIS operating margin is 29.1% and 23.9% in the three month periods ended March 31, 2001 and 2000, respectively. The increase in the operating margin is due primarily to increases in revenues and lower incremental costs for equipment upgrades.

         The most important factors affecting the BCIS operating margin are the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures and the benefit derived from the general industry trend of lower per-unit costs for technology. During the first three months of 2001, the Company substantially completed the expansion of its Web-hosting and co-location services facility in Philadelphia, PA. This facility is expected to be operational during the second quarter of 2001.

REVENUES:

          Total revenues for the three month period ended March 31, 2001 increased $56.1 million, or 15%, compared with the corresponding period in 2000. Excluding acquired businesses, revenues increased approximately 12% during the three months ended March 31, 2001, compared with 6% during the three months ended March 31, 2000. The higher revenue growth rate during 2001 is due primarily to an increase in recurring revenues in the brokerage and execution systems, asset management systems and BCIS businesses.

Recurring revenues derived from processing services, business continuity and Internet services, professional services, software maintenance, and software and hardware rentals increased 20% during the three months ended March 31, 2001, to $395.4 million, or 90% of total revenues, compared with $329.2 million, or 86%, of total revenues during the comparable period in 2000.

Professional services revenues are $83.0 million and $64.3 million during the three month periods ended March 31, 2001 and 2000, respectively. The increases are due primarily to an increase in revenues from brokerage and execution systems and investor accounting systems businesses, and professional services revenues from acquired businesses.

Nonrecurring revenues, derived from software licenses and resales of third-party software and hardware, are $45.4 million and $55.4 million, respectively. Software license revenues included in license and resale fees are $37.0 million and $46.5 million during the three month periods ended March 31, 2001 and 2000, respectively. The lower software license revenues during 2001 are due primarily to a contract cancellation fee in 2000 and lower software license revenues from a company acquired in early 2000.

Investment Support Systems:

ISS revenues increased $41.7 million, or 15%, compared with the corresponding period in 2000. Excluding acquired businesses, ISS revenues increased approximately 11% during the three months ended March 31, 2001, compared with 2% during the three months ended March 31, 2000. The higher revenue growth rate during 2001 is due primarily to an increase in revenues from the brokerage and execution systems and asset management systems businesses, although the rate of increase from brokerage and execution systems is at a somewhat slower pace than during the last half of 2000.

Recurring ISS revenues increased $51.7 million, or 23%, while nonrecurring ISS revenues decreased $10.0 million, or 19%. The increase in recurring revenues is due primarily to growth in the Company’s brokerage and execution and asset management systems businesses and to acquired businesses. The decrease in nonrecurring revenues is due primarily to lower software license revenues due to a contract cancellation fee in 2000 and lower revenues from a company acquired in 2000.

Business Continuity and Internet Services:

BCIS revenues increased $13.4 million, or 14%, compared with the corresponding period in 2000. The increase is due primarily to increases in revenues resulting from new contract signings and contract renewals, continued growth in demand for midrange platforms, network services and work-group recovery, partially offset by lower termination fees.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses for the three month period ended March 31, 2001 increased $15.3 million, or 9%, compared with the corresponding period in 2000. The increase is due primarily to acquired businesses and equipment upgrades.

Sales, marketing and administration expenses for the three month period ended March 31, 2001 increased $12.1 million, or 14%, compared with the corresponding period in 2000. The increase is due primarily to acquired businesses and the Company’s new global account management and corporate marketing programs.

Product development expenses for the three month period ended March 31, 2001 increased $7.5 million, or 22%, compared with the corresponding period in 2000. The increase is due primarily to acquired businesses and various ISS product development initiatives. Gross development costs capitalized during the three month periods ended March 31, 2001 and 2000 are $2.7 million and $1.2 million, respectively. During the three month periods ended March 31, 2001 and 2000, amortization of previously capitalized development costs, included in depreciation and amortization, are $1.6 million and $1.4 million, respectively, resulting in net capitalized development costs of $1.1 million and ($0.2) million, respectively.

Depreciation and amortization for the three month period ended March 31, 2001 increased $1.3 million, or 6%, compared with the corresponding period in 2000. The increase is due primarily to equipment purchases and to acquired businesses.

Amortization of all acquisition-related intangible assets for the three month periods ended March 31, 2001 and 2000 are $15.1 million and $13.1 million, respectively ($0.07 per diluted share in both periods). The increase of $2.0 million, or 15%, is due to recently acquired businesses. Amortization of goodwill for the three month periods ended March 31, 2001 and 2000 totaled $4.6 million and $3.6 million, respectively ($0.03 and $0.02 per diluted share, respectively).

Interest income for the three month period ended March 31, 2001 increased $1.8 million, or 33%, compared with the corresponding period in 2000. The increase is due to higher average cash and short-term investment balances, partially offset by lower interest rates.

The Company's effective income tax rate was 41.1% for the three month period ended March 31, 2001. Excluding merger related costs, the Company’s effective income tax rate was 40.0% for the three months ended March 31, 2000. The higher rate in 2001 is due to a legal reorganization of certain businesses, which resulted in a $1.8 million write-off of certain deferred income tax assets. The Company expects that the effective income tax rate for full-year 2001 will be approximately 39.5%.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2001, cash and short-term investments are $503.6 million, an increase of $67.5 million from December 31, 2000. Cash flow from operations increased $9.9 million, exceeding $94.4 million during the first three months of 2001. The Company has only $13.6 million of short- and long-term debt, while stockholders' equity exceeds $1.5 billion at March 31, 2001.

The Company expects that its existing cash resources and cash generated from operations for the foreseeable future will be sufficient to meet its operating requirements, contingent payments in connection with business acquisitions and ordinary capital spending needs. Furthermore, the Company has a $150.0 million credit agreement and believes that it has the capacity to secure additional credit or issue equity to finance additional capital needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not recently used derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While changes in interest rates could decrease the Company's interest income, the Company does not consider the interest rate risk for these investments to be material. As of March 31, 2001, the Company continues to hold an equity investment equal to approximately 16.6% of the common stock of Tecnomatix Technologies Ltd. (Nasdaq: TCNO), which was acquired in connection with the 1999 pooling-of-interests transaction with Oshap Technologies Ltd. The risks associated with this investment include risks associated with the technology sector of the public finance markets, which has recently been volatile, foreign currency risk and technology risk. The Company does not believe that it has a material exposure to the risks associated with this investment.

While approximately 20% of the Company's revenues come from sales to customers located outside of the United States, approximately one-half of those revenues are U.S. dollar-denominated sales by U.S.-based operations. For the Company's foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

Part II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS: None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

ITEM 5. OTHER INFORMATION: None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None.
(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date:	May 15, 2001	By:	/s/Michael J. Ruane

Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)