Form 10-Q
period 2001-06-30
SUNGARD DATA SYSTEMS INC
filed 2001-08-14
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1285 Drummers Lane, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

(610) 341-8700

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 278,702,794 shares of the registrant's common stock, par value $.01 per share, outstanding at June 30, 2001.

SUN GARD DATA SYSTEMS INC.
AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	June 30, 2001 (Unaudited)	December 31, 2000
Assets
Current:
Cash and equivalents	$416,388	$255,835
Short-term investments	166,739	180,234
Trade receivables, less allowance for doubtful accounts of $22,788 and $25,126	349,891	359,597
Earned but unbilled receivables	53,403	56,018
Prepaid expenses and other current assets	49,903	43,099
Deferred income taxes	11,751	16,959

Total current assets	1,048,075	911,742

Investment in common stock	—	9,114
Property and equipment, less accumulated depreciation of $409,939 and $377,268	237,223	208,580
Software products, less accumulated amortization of $200,733 and $179,980	145,345	150,290
Goodwill, less accumulated amortization of $105,516 and $76,352	307,418	296,864
Other tangible and intangible assets, less accumulated amortization of $92,921 and $90,473	127,057	127,431
Deferred income taxes	136,779	141,164

	$2,001,897	$1,845,185

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$6,591	$5,908
Accounts payable	18,425	20,890
Accrued compensation and benefits	85,417	109,858
Other accrued expenses	51,643	58,963
Accrued income taxes	16,414	14,314
Deferred revenues	199,255	184,837

Total current liabilities	377,745	394,770

Long-term debt	3,288	7,939

Commitments
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 279,354 and 133,654 shares issued	2,794	1,337
Capital in excess of par value	720,652	659,404
Restricted stock plans and notes receivable for common stock	(3,584)	(941)
Retained earnings	943,217	820,067
Accumulated other comprehensive loss	(27,468)	(22,680)

	1,635,611	1,457,187
Treasury stock, at cost, 651 and 325 shares	(14,747)	(14,711)

Total stockholders’ equity	1,620,864	1,442,476

	$2,001,897	$1,845,185

The accompanying notes are an integral part of these financial statements.
SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Services	$807,393	$668,102	$411,991	$338,863
License and resale fees	95,593	117,659	50,180	62,233

	902,986	785,761	462,171	401,096

Costs and expenses:
Cost of sales and direct operating	357,381	318,694	177,802	154,427
Sales, marketing and administration	195,284	174,544	97,837	89,159
Product development	83,981	69,210	42,294	35,031
Depreciation and amortization	46,661	42,848	24,629	22,101
Amortization of acquisition-related intangible assets	31,425	27,849	16,308	14,720
Merger costs	1,829	2,756	1,829	1,156

	716,561	635,901	360,699	316,594

Income from operations	186,425	149,860	101,472	84,502
Interest income	14,623	10,634	7,505	5,267
Interest expense	(1,305)	(768)	(784)	(311)

Income before income taxes	199,743	159,726	108,193	89,458
Income taxes	81,509	64,530	43,913	35,783

Net income	$118,234	$95,196	$64,280	$53,675

Basic net income per common share	$0.43	$0.36	$0.23	$0.20

Diluted net income per common share	$0.42	$0.35	$0.22	$0.20

Shares used to compute net income per common share:
Basic	272,546	262,948	277,596	263,408

Diluted	282,400	269,170	287,403	269,946

The accompanying notes are an integral part of these financial statements.
SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flow from operations:
Net income	$118,234	$95,196
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	78,086	70,697
Other noncash credits	(5,230)	(2,702)
Deferred income tax expense (benefit)	6,096	(2,890)
Accounts receivable and other current assets	20,650	8,236
Accounts payable and accrued expenses	(26,890)	(29,966)
Deferred revenues	11,394	(7,389)

Cash flow from operations	202,340	131,182

Financing activities:
Cash received under employee stock plans	35,304	19,702
Cash paid to repay debt	(17,110)	(6,531)

Total financing activities	18,194	13,171

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(4,517)	(115,797)
Cash paid for property and equipment	(65,153)	(43,075)
Cash paid for software and other assets	(20,393)	(22,102)
Cash paid for purchases of short-term investments	(123,535)	(50,638)
Cash received from sale of long-term investment	16,057	—
Cash received from sales and maturities of short-term investments	137,560	41,821

Total investment activities	(59,981)	(189,791)

Increase (decrease) in cash and equivalents	160,553	(45,438)
Beginning cash and equivalents	255,835	286,990

Ending cash and equivalents	$416,388	$241,552

Supplemental information:
Acquired businesses:
Property and equipment	$3,203	$2,511
Software products	4,814	36,400
Goodwill and tangible and intangible assets	24,236	104,450
Deferred income taxes	—	(835)
Purchase price obligations and debt assumed	(13,156)	(11,502)
Net current liabilities assumed	(117)	(12,728)
Common stock issued and net equity acquired in poolings of interests	(14,463)	(2,499)

Cash paid for acquired businesses, net of cash acquired	$4,517	$115,797

The accompanying notes are an integral part of these financial statements.

SUN GARD DATA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED )

1.         Basis of Presentation:

            The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Interim financial reporting does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Future events could cause actual results to differ from those estimates. Operating results for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.         Acquisitions:

            Pooling-of-Interests Transactions:

            During the second quarter 2001, the Company completed one acquisition in its investment support systems business accounted for as a pooling of interests. A total of 8.2 million shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of the acquired company were converted into options to buy 1.3 million shares of the Company's common stock.

            During the six months ended June 30, 2000, the Company completed one acquisition in its investment support systems business accounted for as a pooling of interests. A total of 4.4 million shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of the acquired company were converted into options to buy 0.6 million shares of the Company's common stock.

            The pooling-of-interests transactions described above were not material and have been recorded as of the beginning of the quarter in which each acquisition was completed. Except for the merger costs described below, the Company does not expect that the immaterial acquisitions, individually or in the aggregate, will have a material effect on its financial condition or results of operations.

            Purchase Transactions:

            During the six months ended June 30, 2001, the Company completed three acquisitions accounted for as purchases. Total cash paid in connection with the three acquisitions was $6.9 million, subject to certain adjustments.

2.         Acquisitions, continued:

            Purchase Transactions, continued:

            During the six months ended June 30, 2000, the Company completed six acquisitions accounted for as purchases. Total cash paid in connection with the six acquisitions was $115.1 million, subject to certain adjustments.

            At June 30, 2000, the allocation of the purchase price of Global Information Solutions Ltd. (GIS) was still preliminary. The final allocation resulted in a charge of $5.2 million for purchased in-process research and development. This charge, equal to approximately 7% of the cash paid, represents, as of the date of acquisition, the value of software products still in development but not considered to have reached technological feasibility or to have any alternative future use. The amount allocated to purchased in-process research and development is based on independent appraisals, which include an analysis of the business and expected cash flows, along with the risks associated with completing the development projects and attaining the expected cash flows.

            Merger Costs:

            During the six months ended June 30, 2001, the Company recorded net merger costs of $1.8 million ($2.7 million after-tax, or $0.01 per diluted share). These merger costs are associated with a pooling-of-interests transaction and costs associated with the attempted acquisition of certain assets of Bridge Information Systems, Inc. (Bridge), reduced by the $5.0 million break-up fee paid to the Company in connection with the attempted acquisition of Bridge. The costs include investment banking, legal and accounting fees that generally are not deductible for income tax purposes.

            During the six months ended June 30, 2000, the Company recorded merger costs of $2.8 million ($2.3 million after tax, or $0.01 per diluted share). The merger costs are associated with pooling-of-interests transactions, and principally include investment banking, legal, accounting and printing fees that generally are not deductible for income tax purposes.

3.         Common Stock Split:

            On May 11, 2001, the Company's board of directors authorized a two-for-one stock split of the Company's common stock. Stockholders of record as of the close of business on May 25, 2001 received one additional share of SunGard stock for every share held on that date. The effective date for the stock split was June 18, 2001. The number of shares used for purposes of calculating net income per common share and all per share data and other disclosures have been adjusted for all periods presented to reflect the stock split.

4.        Comprehensive Income:

            Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income. The calculation of comprehensive income for the six and three months ended June 30, 2001 and 2000 follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net income	$118,234	$95,196	$64,280	$53,675

Foreign currency translation loss	(9,051)	(5,190)	(1,210)	(2,678)

Unrealized gains (losses) on marketable securities	6,559	(26,536)	8,558	(51,653)

Income tax benefit (expense)	(2,296)	9,287	(2,996)	18,078

Comprehensive net income	$113,446	$72,757	$68,632	$17,422

           The unrealized gains (losses) on marketable securities result primarily from the Company's investment in approximately 16.5% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO). The investment, which had been classified as an investment held for sale, was sold during the second quarter of 2001. The gain on sale is included in interest income and is not material.

5.        Long-term Investments:

           As of June 30, 2001, the Company has two long-term minority investments included in other tangible and intangible assets at a cost of $14.9 million. Each investment has an operational relationship with at least one of the Company's business units. In order to assess the recoverability of these assets, the Company regularly reviews their operating plans and budgets as compared with actual results as well as additional investments made by third parties. While neither of these companies is generating positive cash flow from operations, both continue to execute their business plans.

6.        Shares Used in Computing Net Income Per Common Share:

            The computation of shares used in computing pro forma basic and diluted net income per common share for each of the six and three months ended June 30, 2001 and 2000 follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000

Weighted average common shares outstanding	272,546	262,740	277,596	263,408

Contingent shares	—	208	—	—

Total shares used for calculation of basic net income per common share	272,546	262,948	277,596	263,408

Employee stock options	9,854	6,222	9,807	6,538

Total shares used for calculation of diluted net income per common share	282,400	269,170	287,403	269,946

7.        Operating Segments:

            The Company's three operating segments consist of its investment support systems (ISS) business, business continuity and Internet services (BCIS) business, and a third segment referred to as Other Businesses. The Company's operating segments are groups of businesses that offer similar products and services. The segments are managed separately since each business requires different technology and marketing strategies.

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

The operating results for each operating segment for the six and three months ended June 30, 2001 and 2000 follow:

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Investment support systems	$664,107	$572,919	$341,080	$291,564
Business continuity and Internet services	222,682	196,942	112,911	100,579
Other businesses	16,197	15,900	8,180	8,953

	$902,986	$785,761	$462,171	$401,096

Income from operations:
Investment support systems (1)	$134,513	$106,170	$75,174	$59,444
Business continuity and Internet services	62,883	49,650	30,905	28,202
Other businesses	5,240	4,554	3,002	3,128
Corporate administration	(16,211)	(10,514)	(7,609)	(6,272)

	$186,425	$149,860	$101,472	$84,502

(1)	Includes merger costs of $1.8 million during the six and three months ended June 30, 2001, and $2.8 million and $1.2 million during the six and three months ended June 30, 2000, respectively.

8.          Stock Buy Back:

            On August 22, 2000, the Company announced that its board of directors authorized the Company to purchase up to 4.0 million shares (as adjusted for the June 2001 two-for-one stock split) of its common stock through August 18, 2001. Through May 31, 2001, there were 0.6 million shares of the Company's common stock purchased under this plan. The repurchases were made from time to time in the open market, at the discretion of management. Shares purchased under this plan will be used for the Company's equity incentive and employee stock purchase plans and other general corporate purposes. On May 31, 2001, the Company rescinded its stock repurchase plan in order to complete an acquisition accounted for as a pooling of interests.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Statements about the outlook of SunGard Data Systems Inc. (the Company) and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements involve risks and uncertainties and are subject to change at any time, actual results could differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as "believes," "intends," "expects," "anticipates," or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as the timing and magnitude of software sales, the effect of general economic and market issues on software and services buying decisions, the timing and scope of technological advances, the integration and performance of acquired businesses, the prospects for future acquisitions, the ability to attract and retain key personnel, and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from the Company without charge.

            During 2001 and 2000, the Company recorded merger costs associated with acquired businesses accounted for as poolings of interests and, in 2001, costs associated with the attempted acquisition of certain assets of Bridge Information Systems, Inc. (Bridge), reduced by the $5.0 million break-up fee paid to the Company in connection with the attempted acquisition of Bridge. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

            The following supplemental unaudited income statement information should be read along with the unaudited consolidated financial statements and notes thereto included in this report.

SunGard Data Systems Inc.
Supplemental Income Statement Information
(In thousands)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Investment support systems	$664,107	$572,919	$341,080	$291,564
Business continuity and Internet services	222,682	196,942	112,911	100,579
Other businesses	16,197	15,900	8,180	8,953

	$902,986	$785,761	$462,171	$401,096

Income from operations:
Investment support systems	$134,513	$106,170	$75,174	$59,444
Business continuity and Internet services	64,712	52,406	32,734	29,358
Other businesses	5,240	4,554	3,002	3,128
Corporate administration	(16,211)	(10,514)	(7,609)	(6,272)

	188,254	152,616	103,301	85,658
Merger costs	(1,829)	(2,756)	(1,829)	(1,156)

	$186,425	$149,860	$101,472	$84,502

Operating margin (excluding merger costs):
Investment support systems	20.3%	18.5%	22.0%	20.4%

Business continuity and Internet services	29.1%	26.6%	29.0%	29.2%

Other businesses	32.4%	28.6%	36.7%	34.9%

Total	20.8%	19.4%	22.4%	21.4%

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

            The ISS business is comprised of groups of related businesses that sell software and related services to the financial services industry. The business continuity and Internet services (BCIS) business provides business continuity, Web-hosting, co-location, outsourcing and remote-access computer services. Historically, these businesses in the aggregate have met or exceeded expectations. During the first six months of 2001, despite a decline in total software license sales, overall results met expectations due primarily to continued growth in processing services and professional services revenues.

            The Company expects that the full-year 2001 operating margin before merger costs will increase compared to 2000, but at a somewhat slower rate than in the recent past. The most important factors affecting the operating margin continue to be the timing and magnitude of software sales, the operating margins of newly acquired businesses, the rate of new contract signings and contract renewals, the level of product development spending, and the timing and magnitude of equipment and facilities expenditures.

            Investment Support Systems (ISS):

            The ISS operating margin is 20.3% and 22.0% for the six and three month periods ended June 30, 2001, respectively, compared to 18.5% and 20.4% for the comparable periods in 2000. The operating margin increased during 2001 due primarily to increases in recurring revenues with relatively low incremental costs in the brokerage and execution systems and investor accounting systems businesses and cost controls, offset in part by $20.9 million and $10.9 million declines in software license and resale fees during the six and three months periods, respectively.

            The most important factors affecting the ISS operating margin continue to be the timing and magnitude of software sales, the operating margins of recently acquired businesses and the level of product development spending.

            Business Continuity and Internet Services (BCIS):

            The BCIS operating margin is 29.1% and 29.0% for the six and three month periods ended June 30, 2001, respectively, compared to 26.6% and 29.2% for the comparable periods in 2000. The increase in the operating margin in the six month period is due primarily to increases in revenues and the timing of equipment upgrades.

INCOME FROM OPERATIONS, CONTINUED:

            Business Continuity and Internet Services (BCIS), continued:

            The most important factors affecting the BCIS operating margin are the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures and the benefit derived from the general industry trend of lower per-unit costs for technology. During the first six months of 2001, the Company completed the expansion of its Web-hosting and co-location services facility in Philadelphia, PA. This facility became operational during the second quarter of 2001.

REVENUES:

            Total revenues for the six and three month periods ended June 30, 2001 increased $117.2 million, or 15%, and $61.1 million, or 15%, respectively, as compared with the corresponding periods in 2000. Excluding acquired businesses, revenues increased approximately 10% and 9% during the six and three month periods ended June 30, 2001, compared to 7% and 8% during the six and three month periods ended June 30, 2000.

            Recurring revenues, derived from application processing services, business continuity and Internet services, professional services, software maintenance, and software and hardware rentals, increased 21% during the six month period ended June 30, 2001, to $807.4 million, or 89% of total revenues, compared to $668.1 million, or 85% of total revenues, during the comparable period in 2000. During the three month period ended June 30, 2001, recurring revenues increased 22% to $412.0 million, or 89% of total revenues, compared to $338.9 million, or 84% of total revenues, during the comparable period in 2000. The increases are due primarily to increases in recurring revenues from brokerage and execution systems, investor accounting systems and BCIS businesses, and recurring revenues from acquired companies.

            Professional services revenues are $169.7 million and $86.7 million during the six and three month periods ended June 30, 2001, respectively, compared to $134.6 million and $70.3 million during the comparable periods in 2000. The increases are due primarily to increases in revenues from brokerage and execution systems and asset management systems businesses and professional services revenues from acquired businesses.

            Nonrecurring revenues, derived from software licenses and resales of third-party software and hardware, are $95.6 million and $50.2 million during the six and three month periods ended June 30, 2001, respectively, compared to $117.7 million and $62.2 million during the comparable periods in 2000. Software license revenues included in license and resale fees are $81.0 million and $43.9 million during the six and three month periods ended June 30, 2001, respectively, compared to $100.9 million and $54.4 million during the comparable periods in 2000. The Company expects that, for the balance of 2001, software license fees will continue to be lower than in 2000 due primarily to lengthening sales cycles and delays in purchasing decisions caused by a general decline in overall economic conditions.

REVENUES, CONTINUED:

            Investment Support Systems:

            ISS revenues increased $91.2 million, or 16%, and $49.5 million, or 17%, during the six and three month periods ended June 30, 2001, respectively, compared to the corresponding periods in 2000. Excluding acquired businesses, ISS revenues increased approximately 10% and 9% during the six and three month periods ended June 30, 2001. The revenue growth during 2001 is due primarily to increases in revenues from the brokerage and execution systems business, although the rate of increase is somewhat slower than in the recent past.

            During the six month period ended June 30, 2001, recurring ISS revenues increased $112.1 million, or 24%, while nonrecurring ISS revenues decreased $20.9 million, or 19%. During the three month period, recurring ISS revenues increased $60.4 million, or 26%, while nonrecurring ISS revenues decreased $10.9 million, or 19%. The increase in recurring revenues is due primarily to growth in the brokerage and execution and investor accounting systems businesses and to acquired businesses. The decrease in nonrecurring revenues is due primarily to lower software license revenues during 2001 as a result of a contract cancellation fee in 2000 and lower software license revenues from investor accounting systems and banking and treasury systems businesses.

            Business Continuity and Internet Services:

            BCIS revenues increased $25.7 million, or 13%, and $12.3 million, or 12%, during the six and three month periods ended June 30, 2001, respectively, compared to the corresponding periods in 2000. The increases are due primarily to increases in revenues resulting from new contract signings and contract renewals and continued growth in demand for midrange platforms, network services and work-group recovery, partially offset by lower termination fees.

COSTS AND EXPENSES:

            Cost of sales and direct operating expenses for the six and three month periods ended June 30, 2001 increased $38.7 million, or 12%, and $23.4 million, or 15%, respectively, compared to the corresponding periods in 2000. The increases are due primarily to acquired businesses and equipment upgrades.

            Sales, marketing and administration expenses for the six and three month periods ended June 30, 2001 increased $20.7 million, or 12%, and $8.7 million, or 10%, respectively, compared to the corresponding periods in 2000. The increases are due primarily to acquired businesses and the Company's new global account management and corporate marketing programs, partially offset by lower sales and marketing costs in BCIS and certain ISS businesses.

            Product development expenses for the six and three month periods ended June 30, 2001 increased $14.8 million, or 21%, and $7.3 million, or 21%, compared to the corresponding periods in 2000. The increases are due primarily to acquired businesses and various ISS product development initiatives. Gross

COSTS AND EXPENSES, CONTINUED:

development costs capitalized during the six and three month periods ended June 30, 2001 are $5.2 million and $2.5 million, respectively, compared to $4.1 million and $2.9 million during the comparable periods in 2000. During the six and three month periods ended June 30, 2001, amortization of previously capitalized development costs, included in depreciation and amortization, are $3.3 million and $1.7 million, respectively, compared to $2.8 million and $1.5 million during the comparable periods in 2000.

            Depreciation and amortization for the six and three month periods ended June 30, 2001 increased $3.8 million, or 9%, and $2.5 million, or 11%, respectively, compared to the corresponding periods in 2000. The increases are due primarily to equipment purchases and acquired businesses.

            Amortization of all acquisition-related intangible assets for the six and three month periods ended June 30, 2001 are $31.4 million and $16.3 million, respectively ($0.07 and $0.04 per diluted share, respectively), compared to $27.8 million and $14.7 million during the comparable periods in 2000, respectively ($0.07 and $0.04 per diluted share, respectively). The increases are due to recently acquired businesses. Amortization of goodwill for the six and three month periods ended June 30, 2001 totaled $10.3 million and $5.7 million, respectively ($0.03 and $0.02 per diluted share, respectively), compared to $7.8 million and $3.6 million during the comparable periods in 2000, respectively ($0.02 and $0.01 per diluted share, respectively).

            Interest income for the six and three month periods ended June 30, 2001 increased $4.0 million, or 38%, and $2.2 million, or 42%, respectively, compared to the corresponding periods in 2000. The increases are due to higher average cash and short-term investment balances and a gain on sale of an equity investment, partially offset by lower interest rates.

            The Company's effective income tax rate was 40.8% for the six month period ended June 30, 2001. Excluding merger related costs, the Company's effective income tax rate was 40.0% for the six months ended June 30, 2001, compared to 40.0% during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

            At June 30, 2001, cash and short-term investments are $583.1 million, an increase of $147.1 million from December 31, 2000. Cash flow from operations increased $71.2 million, reaching $202.3 million during the first six months of 2001. The Company has only $9.9 million of short- and long-term debt, while stockholders' equity exceeds $1.6 billion at June 30, 2001.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

Part II.         OTHER INFORMATION:

Item 1.          LEGAL PROCEEDINGS: None.

Item 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS:

(a)        Not applicable.

(b)        Not applicable.

(c)    On May 31, 2001, the Company issued 8,277,346 shares of the Company's common stock in exchange for the outstanding capital stock of Loanet Holdings, Inc. ("Loanet"). These shares were issued in connection with a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, which exempts transactions by an issuer not involving any public offering. Each purchaser was a shareholder of Loanet and an accredited investor. The Company has filed a Registration Statement on Form S-3 covering the resale of such shares.

(d)        Not applicable.

Item 3.         DEFAULTS UPON SENIOR SECURITIES: None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              (a)         The 2001 Annual Meeting of Stockholders of the registrant was held on May 11, 2001.

Part II.		Other Information, continued:

Item 4.	Submission of Matters to a Vote of Security Holders, continued:

	(b)	At the 2001 Annual Meeting, the following were elected as directors (number of shares are adjusted for the two-for-one common stock split):

Director	For	Withheld

Gregory S. Bentley	228,927,200	11,042,884
Michael C. Brooks	228,958,950	11,011,134
Cristóbal Conde	172,336,752	67,633,332
Albert A. Eisenstat	228,893,376	11,076,708
Bernard Goldstein	227,411,238	12,558,846
Till Guldimann	171,308,136	68,661,948
James L. Mann	171,079,204	68,890,880
Michael Roth	226,418,808	13,551,276
Malcolm I. Ruddock	228,969,590	11,000,494
Lawrence J. Schoenberg	228,911,656	11,058,428

(c)	At the 2001 Annual Meeting, an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock by 480,000,000 was approved by the following vote (number of shares are adjusted for the two-for-one common stock split):

Votes in favor	195,720,808
Votes against	44,116,286
Votes abstaining	132,990
Broker non-votes	0

Item 5.	Other Information: None.

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits: None.

(b) Reports on Form 8-K: None.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN GARD DATA SYSTEMS INC.

Date: August 14, 2001	By:	s/ Michael J. Ruane Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)