Form 10-Q
period 2001-09-30
SUNGARD DATA SYSTEMS INC
filed 2001-11-14
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to____

Commission file number 1-12989

SunGard® Data Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1285 Drummers Lane, Wayne, Pennsylvania 19087
(Address of principal executive offices, including zip code)

(610) 341-8700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

There were 279,439,334 shares of the registrant’s common stock, par value $.01 per share, outstanding at September 30, 2001.

SunGard Data Systems Inc.
And Subsidiaries

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	September 30,
	2001	December 31,
	(Unaudited)	2000

Assets
Current:
Cash and equivalents	$ 505,558	$ 255,835
Short-term investments	177,025	180,234
Trade receivables, less allowance for doubtful accounts of $27,229 and $25,126	370,332	359,597
Earned but unbilled receivables	54,847	56,018
Prepaid expenses and other current assets	45,514	43,099
Deferred income taxes	16,866	16,959

Total current assets	1,170,142	911,742

Investment in common stock	--	9,114
Property and equipment, less accumulated depreciation of $426,867 and $377,268	249,668	208,580
Software products, less accumulated amortization of $208,890 and $179,980	144,492	150,290
Goodwill, less accumulated amortization of $111,666 and $76,352	304,706	296,864
Other tangible and intangible assets, less accumulated amortization of
$94,422 and $90,473	130,864	127,431
Deferred income taxes	130,174	141,164

	$ 2,130,046	$ 1,845,185

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$ 1,488	$ 5,908
Accounts payable	33,968	20,890
Accrued compensation and benefits	92,178	109,858
Other accrued expenses	54,980	58,963
Accrued income taxes	38,149	14,314
Deferred revenues	204,204	184,837

Total current liabilities	424,967	394,770

Long-term debt	3,588	7,939

Commitments
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is
designated as Series A Junior Participating Preferred stock	-	-
Common stock, par value $.01 per share; 800,000 shares authorized;
280,089 and 133,654 shares issued	2,801	1,337
Capital in excess of par value	734,631	659,404
Restricted stock plans and notes receivable for common stock	(3,296)	(941)
Retained earnings	1,005,464	820,067
Accumulated other comprehensive loss	(23,398)	(22,680)

	1,716,202	1,457,187
Treasury stock, at cost, 650 and 325 shares	(14,711)	(14,711)

Total stockholders’ equity	1,701,491	1,442,476

	$ 2,130,046	$ 1,845,185

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Services	$ 1,219,075	$ 1,017,533	$ 411,682	$ 349,431
License and resale fees	147,181	181,437	51,588	63,778

	1,366,256	1,198,970	463,270	413,209

Costs and expenses:
Cost of sales and direct operating	537,879	483,359	180,498	164,665
Sales, marketing and administration	293,753	259,565	98,469	85,021
Product development	128,937	104,089	44,956	34,879
Depreciation and amortization	72,412	65,939	25,751	23,091
Amortization of acquisition-related intangible assets	48,010	41,858	16,585	14,009
Merger costs	1,829	7,962	-	5,206

	1,082,820	962,772	366,259	326,871

Income from operations	283,436	236,198	97,011	86,338
Interest income	20,557	17,132	5,934	6,498
Interest expense	(1,702)	(1,383)	(397)	(615)

Income before income taxes	302,291	251,947	102,548	92,221
Income taxes	121,810	101,419	40,301	36,889

Net income	$ 180,481	$ 150,528	$ 62,247	$ 55,332

Basic net income per common share	$ 0.66	$ 0.57	$ 0.22	$ 0.21

Diluted net income per common share	$ 0.64	$ 0.56	$ 0.22	$ 0.20

Shares used to compute net income per common share:
Basic	274,720	263,549	279,069	264,752

Diluted	284,117	269,918	287,549	271,474

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flow from operations:
Net income	$ 180,481	$ 150,528
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	120,422	107,797
Purchased in-process research and development	-	5,206
Other noncash credits	(8,933)	(2,963)
Deferred income tax expense (benefit)	9,201	(4,112)
Accounts receivable and other current assets	12,216	(2,589)
Accounts payable and accrued expenses	23,616	(14,301)
Deferred revenues	14,923	(10,061)

Cash flow from operations	351,926	229,505

Financing activities:
Cash received under employee stock plans	45,801	38,222
Cash paid to repay debt	(22,722)	(7,724)

Total financing activities	23,079	30,498

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(30,338)	(169,651)
Cash paid for property and equipment	(86,031)	(63,182)
Cash paid for software and other assets	(29,252)	(15,767)
Cash paid for purchases of short-term investments	(173,485)	(97,853)
Cash paid for purchase of long-term investment	-	(14,087)
Cash received from sale of investment in common stock	16,057	-
Cash received from sales and maturities of short-term investments	177,767	66,784

Total investment activities	(125,282)	(293,756)

Increase (decrease) in cash and equivalents	249,723	(33,753)
Beginning cash and equivalents	255,835	286,990

Ending cash and equivalents	$ 505,558	$ 253,237

Supplemental information:

Acquired businesses:
Property and equipment	$ 15,644	$ 2,738
Software products	5,912	50,971
Purchased in-process research and development	-	5,206
Goodwill and tangible and intangible assets	34,091	135,559
Deferred income taxes	-	(849)
Purchase price obligations and debt assumed	(13,957)	(7,800)
Net current assets (liabilities) assumed	3,111	(13,675)
Common stock issued and net equity acquired in poolings of interests	(14,463)	(2,499)

Cash paid for acquired businesses, net of cash acquired	$ 30,338	$ 169,651

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.      Basis of Presentation:

       The accompanying consolidated financial statements include the accounts of SunGard Data Systems Inc. and its subsidiaries (SunGard or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America. Interim financial reporting does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Future events could cause actual results to differ from those estimates. Operating results for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

2.      Acquisitions:

         Pooling-of-Interests Transactions:

         During the nine months ended September 30, 2001, the Company completed one acquisition in its investment support systems business accounted for as a pooling of interests. A total of 8.2 million shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of the acquired company were converted into options to buy 1.3 million shares of the Company’s common stock.

        During the nine months ended September 30, 2000, the Company completed one acquisition in its investment support systems business accounted for as a pooling of interests. A total of 4.4 million shares of common stock were issued in connection with this acquisition, and outstanding options to buy shares of the acquired company were converted into options to buy 0.6 million shares of the Company’s common stock.

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

        Purchase Transactions:

        During the nine months ended September 30, 2001, the Company completed five acquisitions accounted for as purchases. Total cash paid in connection with these acquisitions was $32.7 million, subject to certain adjustments.

          During the nine months ended September 30, 2000, the Company completed eight acquisitions accounted for as purchases. Total cash paid in connection with these acquisitions was $168.3 million, subject to certain adjustments. Also during the first nine months of 2000, the Company paid $0.6 million as additional consideration based upon the performance of a business previously acquired.

          At September 30, 2000, the purchase price allocation to the assets and liabilities of the Risk and Exposure Management Business of GE Information Services, Inc. was still preliminary. The final allocation resulted in a charge of $5.2 million during the fourth quarter of 2000 for purchased in-process research and development. This charge, equal to approximately 10% of the cash paid, represented, as of the date of acquisition, the value of software products still in development but not considered to have reached technological feasibility or to have any alternative future use.

          Merger Costs:

          During the nine months ended September 30, 2001, the Company recorded net merger costs of $1.8 million ($2.7 million after-tax, or less than $0.01 per diluted share). These merger costs are associated with a pooling-of-interests transaction that generally are not deductible for income tax purposes, and costs associated with the attempted acquisition of certain assets of Bridge Information Systems, Inc. (Bridge), reduced by the $5.0 million break-up fee paid to the Company in connection with its attempted acquisition of Bridge. The costs include investment banking, legal and accounting fees.

          During the nine months ended September 30, 2000, the Company recorded merger costs of $8.0 million ($5.4 million after tax, or $0.02 per diluted share). The merger costs are associated with purchased in-process research and development in connection with the acquisition of Global Information Solutions Ltd. and investment banking, legal, accounting and printing fees in connection with pooling-of-interests transactions that generally are not deductible for income tax purposes.

3.      Common Stock Split:

          On May 11, 2001, the Company’s board of directors authorized a two-for-one stock split of the Company’s common stock. Stockholders of record as of the close of business on May 25, 2001 received one additional share of SunGard stock for every share held on that date. The effective date for the stock split was June 18, 2001. The number of shares used for purposes of calculating net income per common share and all per share data and other disclosures have been adjusted for all periods presented to reflect the stock split.

4.      Comprehensive Income:

          Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income for the nine and three months ended September 30, 2001 and 2000 follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000

Net income	$180,481	$150,528	$62,247	$55,332
Foreign currency translation gains (losses)	(5,335)	(10,869)	3,716	(5,679)
Unrealized gains (losses) on marketable securities	7,103	(27,799)	544	(1,263)
Income tax benefit (expense)	(2,486)	9,730	(190)	443

Comprehensive net income	$179,763	$121,590	$66,317	$48,833

         The unrealized gains (losses) on marketable securities result primarily from the Company’s investment in approximately 16.5% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO). The investment, which had been classified as an investment held for sale, was sold during the second quarter of 2001. The gain on sale is included in interest income and is not material.

5.      Long-term Investments:

         As of September 30, 2001, the Company has two long-term minority investments included in other tangible and intangible assets at a cost of $14.9 million. Each investment has an operational relationship with at least one of the Company’s business units. In order to assess the recoverability of these assets, the Company regularly reviews their operating plans and budgets as compared with actual results as well as additional investments made by third parties. While neither of these companies is generating positive cash flow from operations, both continue to execute their business plans.

6.      Shares Used in Computing Net Income Per Common Share:

         The computation of shares used in computing pro forma basic and diluted net income per common share for the nine and three months ended September 30, 2001 and 2000 follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000

Weighted average common shares outstanding	274,720	263,410	279,069	264,752
Contingent shares	-	139	-	-

Total shares used for calculation of basic net income per common share	274,720	263,549	279,069	264,752
Employee stock options	9,397	6,369	8,480	6,722

Total shares used for calculation of diluted net income per common share	284,117	269,918	287,549	271,474

7.      Operating Segments:

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

         The operating results for each operating segment for the nine and three months ended September 30, 2001 and 2000 follow (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Investment support systems	$1,003,359	$873,747	$339,252	$300,828
Business continuity and Internet services	338,868	300,643	116,186	103,701
Other businesses	24,029	24,580	7,832	8,680

	$1,366,256	$1,198,970	$463,270	$413,209

Income from operations:
Investment support systems (1)	$200,096	$162,263	$67,412	$58,849
Business continuity and Internet services	100,214	82,943	35,502	30,537
Other businesses	7,598	7,420	2,358	2,866
Corporate administration	(24,472)	(16,428)	(8,261)	(5,914)

	$283,436	$236,198	$97,011	$86,338

(1)	Includes merger costs of $1.8 million and $8.0 million during the nine months ended September 30, 2001 and 2000, respectively, and $5.2 million during the three months ended September 30, 2000. There were no merger costs during the three months ended September 30, 2001.

8. Subsequent Events:

On November 9, 2001, the Company announced that its $825 million cash bid to acquire the Availability Solutions business of Comdisco, Inc. ("Comdisco") had been approved by the U.S. Bankruptcy Court for the Northern District of Illinois. Closing of the transaction will occur as soon as possible, subject to a favorable ruling by the U.S. District Court for the District of Columbia in the antitrust case filed against the Company and Comdisco by the U.S. Department of Justice. All proceedings in the antitrust case were completed on November 9, 2001, and the parties are awaiting the ruling of the U.S. District Court for the District of Columbia, expected on or before November 15, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

               Statements about the Company’s outlook for 2001, statements about the expected effects on the Company of Comdisco, Inc.'s business continuity assets (if such acquisition closes), statements about the expected timing and scope of the acquisition and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements that are subject to risks and uncertainties that may change at any time and differ from actual results. Forward-looking statements include information about possible or assumed future financial results of SunGard and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. SunGard derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While SunGard believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as the ramifications of the events of September 11, 2001, and possible future acts of terrorism and war, the effect of general economic and market conditions on software and services buying decisions, the timing and magnitude of software sales, the timing and scope of technological advances, the integration and performance of acquired businesses including the availability solutions business of Comdisco, the prospects for future acquisitions, the ability to attract and retain key personnel, and the overall condition of the financial services industry. SunGard may not be able to complete the Comdisco acquisition on the terms summarized above or other acceptable terms, or at all, due to the U.S. Department of Justice lawsuit or the failure to satisfy other conditions to closing. These factors and other factors which may effect SunGard or its ability to complete the acquisition and realize the expected benefits of the acquisition, as and when applicable, are discussed in SunGard’s filings with the Securities and Exchange Commission, including its most recent Form 10-K, a copy of which may be obtained from SunGard without charge.

              During 2001 and 2000, the Company recorded merger costs associated with acquired businesses and, in 2001, costs associated with the attempted acquisition of certain assets of Bridge Information Systems, Inc. (Bridge), reduced by the $5.0 million break-up fee paid to the Company in connection with the attempted acquisition of Bridge. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

        The following supplemental unaudited income statement information should be read along with the unaudited consolidated financial statements and notes thereto included in this report.

SunGard Data Systems Inc.
Supplemental Income Statement Information
(In thousands)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Investment support systems	$1,003,359	$873,747	$339,252	$300,828
Business continuity and Internet services	338,868	300,643	116,186	103,701
Other businesses	24,029	24,580	7,832	8,680

	$1,366,256	$1,198,970	$463,270	$413,209

Income from operations:
Investment support systems	$201,925	$170,225	$67,412	$64,055
Business continuity and Internet services	100,214	82,943	35,502	30,537
Other businesses	7,598	7,420	2,358	2,866
Corporate administration	(24,472)	(16,428)	(8,261)	(5,914)

	285,265	244,160	97,011	91,544
Merger costs	(1,829)	(7,962)	-	(5,206)

	$283,436	$236,198	$97,011	$86,338

Operating margin (excluding merger costs):
Investment support systems	20.1%	19.5%	19.9%	21.3%

Business continuity and Internet services	29.6%	27.6%	30.6%	29.4%

Other businesses	31.6%	30.2%	30.1%	33.0%

Total	20.9%	20.4%	20.9%	22.2%

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

         The ISS business is comprised of groups of related businesses that sell software and related services to the financial services industry. The business continuity and Internet services (BCIS) business provides business continuity, Web-hosting, co-location, outsourcing and remote-access computer services. Typically, these businesses in the aggregate have met or exceeded expectations. During the three months ended September 30, 2001, overall results did not meet expectations due primarily to the disruption in normal business patterns caused by the events of September 11, which led to delays in closing software sales and lost processing revenue due to the shutdown of financial markets in the United States. The Company does not expect the current economic environment to improve over the balance of the year and has revised its outlook accordingly.

         The Company expects that the full year 2001 operating margin before merger costs will approximate the full year 2000 operating margin before merger costs. In addition to the ongoing impact of the events of September 11, the most important factors affecting the operating margin continue to be the timing and magnitude of software sales, the operating margins of newly acquired businesses, the rate of new contract signings and contract renewals, the level of product development spending, and the timing and magnitude of equipment and facilities expenditures.

         Investment Support Systems (ISS):

         The ISS operating margin is 20.1% and 19.9% for the nine and three month periods ended September 30, 2001, respectively, compared to 19.5% and 21.3% for the comparable periods in 2000. The operating margin increased during the nine month period due primarily to increases in recurring revenues with relatively low incremental costs in the brokerage and execution systems and investor accounting systems businesses and cost controls, offset in part by a $32.0 million decline in software license and resale fees. The decline in the operating margin during the three month period is due to lower revenue growth and an $11.0 million decline in software license and resale fees, offset in part by cost controls.

        In addition to the ongoing impact of the events of September 11, the most important factors affecting the operating margin continue to be the timing and magnitude of software sales, the operating margins of newly acquired businesses, and the level of product development spending.

         Business Continuity and Internet Services (BCIS):

         The BCIS operating margin is 29.6% and 30.6% for the nine and three month periods ended September 30, 2001, respectively, compared to 27.6% and 29.4% for the comparable periods in 2000. The operating margin increased during 2001 due primarily to increases in revenues and the timing of equipment upgrades. While BCIS successfully supported 30 disaster declarations resulting from the terrorist attacks of September 11, fees related to disaster declarations are immaterial and had little incremental impact on the financial results.

         The most important factors affecting the BCIS operating margin are the rate of new contract signings and contract renewals, the timing and magnitude of equipment and facilities expenditures and the benefit derived from the general industry trend of lower per-unit costs for technology. During the second quarter 2001, the Company completed the expansion of its Web-hosting and co-location services facility in Philadelphia, PA.

Revenues:

         Total revenues for the nine and three month periods ended September 30, 2001 increased $167.3 million, or 14%, and $50.1 million, or 12%, respectively, compared to the corresponding periods in 2000. Excluding acquired businesses, revenues increased approximately 9% and 4% during the nine and three month periods ended September 30, 2001, compared to 10% and 14% during the nine and three month periods ended September 30, 2000. The lower rate of revenue growth during the three months ended September 30, 2001 is due primarily to the slowing economy and to the disruption in normal business patterns caused by the events of September 11.

         Recurring revenues, derived from application processing services, business continuity and Internet services, professional services, software maintenance, and software and hardware rentals, increased 20% during the nine month period ended September 30, 2001, to $1,219.1 million, or 89% of total revenues, compared to $1,017.5 million, or 85% of total revenues, during the comparable period in 2000. The increases are due primarily to increases in recurring revenues from acquired companies, brokerage and execution systems, BCIS businesses and investor accounting systems. During the three month period ended September 30, 2001, recurring revenues increased 18% to $411.7 million, or 89% of total revenues, compared to $349.4 million, or 85% of total revenues, during the comparable period in 2000. The increases are due primarily to increases in recurring revenues from acquired businesses, BCIS and investor accounting systems businesses.

         Professional services revenues are $251.6 million and $82.0 million during the nine and three month periods ended September 30, 2001, respectively, compared to $204.9 million and $70.2 million during the comparable periods in 2000. The increases are due primarily to increases in revenues from brokerage and execution systems and asset management systems businesses and acquired businesses.

         Nonrecurring revenues, derived from software licenses and resales of third-party software and hardware, are $147.2 million and $51.6 million during the nine and three month periods ended September 30, 2001, respectively, compared to $181.4 million and $63.8 million during the comparable periods in 2000. Software license revenues included in license and resale fees are $125.3 million and $44.3 million during the nine and three month periods ended September 30, 2001, respectively, compared to $157.6 million and $56.6 million during the comparable periods in 2000. The Company expects that license fees in the fourth quarter of 2001 will be lower than in the fourth quarter of 2000.

         Investment Support Systems:

        ISS revenues increased $129.6 million, or 15%, and $38.4 million, or 13%, during the nine and three month periods ended September 30, 2001, respectively, compared to the corresponding periods in 2000. Excluding acquired businesses, ISS revenues increased approximately 8% and 2% during the nine and three month periods ended September 30, 2001. The revenue growth during 2001 is due primarily to increases in revenues from brokerage and execution systems, investment management systems and asset management systems, although the rates of increase have slowed throughout 2001 and are expected to continue to decline for the balance of the year. Revenue growth from brokerage and execution systems has declined during 2001 and is expected to be lower for the balance of the year compared with 2000.

        During the nine month period ended September 30, 2001, recurring ISS revenues increased $161.6 million, or 23%, while nonrecurring ISS revenues decreased $32.0 million, or 19%. During the three month period, recurring ISS revenues increased $49.5 million, or 20%, while nonrecurring ISS revenues decreased $11.0 million, or 19%. The increase in recurring revenues is due primarily to acquired businesses and growth in investor accounting systems and, during the nine month period, growth in brokerage and execution systems. The decrease in nonrecurring revenues is due primarily to lower software license revenues during 2001 and a contract cancellation fee in 2000.

        Business Continuity and Internet Services:

        BCIS revenues increased $38.2 million, or 13%, and $12.5 million, or 12%, during the nine and three month periods ended September 30, 2001, respectively, compared to the corresponding periods in 2000. The increases are due primarily to higher revenues from new contract signings and contract renewals and continued growth in demand for midrange platforms and work-group recovery, partially offset by lower termination fees during the nine month period.

Costs and Expenses:

        Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 2001 increased $54.5 million, or 11%, and $15.8 million, or 10%, respectively, compared to the corresponding periods in 2000. The increases are due primarily to acquired businesses and equipment upgrades.

        Sales, marketing and administration expenses for the nine and three month periods ended September 30, 2001 increased $34.2 million, or 13%, and $13.4 million, or 16%, respectively, compared to the corresponding periods in 2000. The increases are due primarily to acquired businesses and the Company’s new global account management and corporate marketing programs, partially offset by lower sales and marketing costs in certain ISS businesses.

        Product development expenses for the nine and three month periods ended September 30, 2001 increased $24.8 million, or 24%, and $10.1 million, or 29%, compared to the corresponding periods in 2000.

The increases are due primarily to acquired businesses and various ISS product development initiatives. Gross development costs capitalized during the nine and three month periods ended September 30, 2001 are $8.7 million and $3.4 million, respectively, compared to $7.2 million and $3.1 million during the comparable periods in 2000. During the nine and three month periods ended September 30, 2001, amortization of previously capitalized development costs, included in depreciation and amortization, are $4.9 million and $1.7 million, respectively, compared to $4.4 million and $1.5 million during the comparable periods in 2000.

        Depreciation and amortization for the nine and three month periods ended September 30, 2001 increased $6.5 million, or 10%, and $2.7 million, or 12%, respectively, compared to the corresponding periods in 2000. The increases are due primarily to equipment purchases and acquired businesses.

        Amortization of all acquisition-related intangible assets for the nine and three month periods ended September 30, 2001 are $48.0 million and $16.6 million, respectively ($0.11 and $0.04 per diluted share, respectively), compared to $41.9 million and $14.0 million during the comparable periods in 2000, respectively ($0.10 and $0.03 per diluted share, respectively). The increases are due to recently acquired businesses. Amortization of goodwill for the nine and three month periods ended September 30, 2001 totaled $16.0 million and $5.7 million, respectively ($0.05 and $0.02 per diluted share, respectively), compared to $12.3 million and $4.4 million during the comparable periods in 2000, respectively ($0.04 and $0.01 per diluted share, respectively).

        Interest income for the nine month period ended September 30, 2001 increased $3.4 million, or 20%, and declined for the three month period $0.6 million, or 9%, compared to the corresponding periods in 2000. The increase in the nine month period is due to higher average cash and short-term investment balances and a gain on sale of an equity investment, partially offset by lower interest rates. The decrease in the three month period is due to a decline in interest rates, despite higher average cash and short-term investment balances.

        The Company’s effective income tax rate was 40.3% for the nine month period ended September 30, 2001. Excluding merger related costs, the Company’s effective income tax rate was 39.8% for the nine months ended September 30, 2001, compared to 40.0% during the nine months ended September 30, 2000.

Liquidity and Capital Resources:

        At September 30, 2001, cash and short-term investments are $682.6 million, an increase of $246.5 million from December 31, 2000. Cash flow from operations increased $122.4 million, reaching $351.9 million during the first nine months of 2001. The Company has only $5.1 million of short- and long-term debt, while stockholders’ equity exceeds $1.7 billion at September 30, 2001.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk:

                   The Company has not recently used derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. While declines in interest rates could decrease the Company’s interest income, the Company does not consider the interest rate risk for these investments to be material.

                   While approximately 20% of the Company’s revenues come from sales to customers located outside of the United States, approximately one-half of those revenues are U.S. dollar-denominated sales by U.S.-based operations. For the Company’s foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

Part II.	Other Information:

Item 1.	Legal Proceedings: None.

Item 2.	Changes in Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to a Vote of Security Holders: None.

Item 5.	Other Information: None.

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits: None.

(b) Reports on Form 8-K:

Form 8-K filed on October 19, 2001 relating to the Company's announcement of results for the quarter ended September 30, 2001 and revised outlook for the full-year 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: November 14, 2001	By:	/s/ Michael J. Ruane

Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)