Form 10-K405
period 2001-12-31
SUNGARD DATA SYSTEMS INC
filed 2002-03-29
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-12989

SunGard® Data Systems Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	51–0267091 (I.R.S. Employer Identification No.)

1285 Drummers Lane, Wayne, Pennsylvania 19087
(Address of principal executive offices, including zip code)

(610) 341-8700
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of March 15, 2002 was $9,461,753,134.(1) There were 281,572,471 shares of the registrant’s Common Stock outstanding as of March 15, 2002.

Parts II and IV of this Form 10-K incorporate by reference certain information from the registrant’s annual report to stockholders for the fiscal year ended December 31, 2001, and Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement, for its 2002 annual meeting of stockholders, filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K.  ☑

(1)
This equals the number of outstanding shares of the registrant’s Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant’s directors, nominees and executive officers, multiplied by the closing price of the registrant’s Common Stock reported on March 15, 2002. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant’s directors, nominees or executive officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

PART I

Item 1.     Business

Overview

SunGard Data Systems Inc. (“SunGard”) is a global leader in integrated information-technology solutions for financial services. SunGard is also the pioneer and leading provider of information availability services. With annual revenues of $2 billion, SunGard serves more than 20,000 clients in over 50 countries, including most of the world’s largest financial services companies.

SunGard offers both integrated, Web-enabled enterprise solutions for the trading, processing, management and accounting of financial assets and availability services, outsourcing and hosting services for online and other business-critical operations. SunGard’s strategy, which is based on innovation, acquisition and integration, results in a diversified revenue stream from clients that rely upon a wide range of SunGard products and services for their business-critical processing.

SunGard is organized into groups that focus on specific client segments and facilitate product integration and implementations. Each group is comprised of individual operating units that are responsible for sales, development and customer support of their own products and services. SunGard’s executive management identifies opportunities to integrate SunGard’s products and services in order to bring operational efficiencies to the financial services industry. One such initiative is the SunGard Transaction Network, a global business-to-business network of financial services institutions that aims to facilitate real-time straight-through processing between institutions by linking investors with brokers, brokers with exchanges, exchanges with banks, and banks with settlement agents and custodians.

SunGard’s revenue is largely recurring. SunGard seeks to maximize recurring revenues by selling its products and services under multi-year contracts and by emphasizing client support and product quality and integration in order to establish long-term relationships with clients. SunGard’s recurring revenues accounted for approximately 86% of SunGard’s total revenues during the last three years (89% in 2001). SunGard’s recurring revenues are derived primarily from contracts for processing services, availability services, professional services, software maintenance, software support and software and hardware rentals. No one SunGard client accounted for more than 3% of SunGard’s revenues in 2001.

SunGard is a Delaware corporation organized in 1982. SunGard’s executive offices are located at 1285 Drummers Lane, Wayne, Pennsylvania 19087, and its telephone number is (610) 341-8700.

Investment Considerations

Forward-looking Statements May Prove Inaccurate.

This Report and other SunGard communications contain forward-looking statements that are subject to risks and uncertainties and that may change at any time and differ from actual results. Forward-looking statements include information about possible or assumed future financial results of SunGard and usually contain words such as “believes,” “intends,” “expects,” “anticipates” or similar expressions. SunGard derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While SunGard believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as:

•	the effect of general economic and market conditions on processing levels and software and services buying decisions;

•	the ramifications of the events of September 11, 2001;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	the integration and performance of acquired businesses, including the availability solutions business of Comdisco, Inc. acquired on November 15, 2001;

•	the prospects for future acquisitions;

•	the ability to attract and retain clients and key personnel; and

•	the overall condition of the financial services industry.

Certain of these factors are discussed further below. These factors, as and when applicable, and those discussed below should be considered in evaluating SunGard’s forward-looking statements and any investment in SunGard’s common stock. SunGard assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors.

Consider carefully the risks described below before making any investment decision regarding SunGard. The risks and uncertainties described below are not the only ones facing SunGard. Additional risks and uncertainties not presently known to SunGard or that SunGard currently deems immaterial may also impair SunGard’s business operations. If any of the events that create the following risks occur, SunGard’s business, financial condition or results of future operations could be materially adversely affected. In such case, the trading price of SunGard’s common stock could decline, and an investor in SunGard common stock may lose all or part of her investment.

SunGard’s business may be affected by general economic and market conditions. If there is a general economic downturn, a weakening of the financial markets or an event that disrupts the financial services industry, such as the terrorist attacks on September 11, 2001, SunGard’s business and financial results may suffer.

SunGard believes that processing levels and software and services buying decisions may be affected negatively by a number of factors, including reductions in capital expenditures and information technology investment by clients, declines in trading volumes or asset values in the major financial markets and increased competition. These factors may, in turn, give rise to a number of trends that could slow revenue growth across the financial services industry, including longer sales cycles, deferral or delay of information technology projects, generally reduced expenditures for software and related services, and increased price competition.

SunGard’s success depends in part on adapting its computer services and software to changes in technology and in its clients’ businesses. If SunGard does not update its software and services or develop new products or services that are timely delivered to and well received by clients, SunGard’s business and financial results may suffer.

SunGard’s ability to successfully update and integrate its services and software and timely develop and deliver new products and services required by its clients is subject to a number of risks that could adversely affect SunGard’s business and financial results, including:

•
SunGard may find it difficult to update its services and software and timely develop and deliver its new products and services in a cost-effective manner, especially when faced with rapid technological changes that are hard to predict;

•
SunGard may find it difficult to make certain aspects of its product functionality work effectively and securely over the Internet or to integrate more of its products into efficient straight-through processing solutions;

•
SunGard may find it difficult to update its services and software to keep pace with business, regulatory and other developments in the financial services industry in which most of SunGard’s clients operate;

•
ongoing developments in patent law and the increasing number of software patents granted may make it more difficult or costly for SunGard to add or retain important features in its software and services; and

•	to the extent that SunGard’s products and services involve the storage and transmission of confidential information, security breaches could expose SunGard to a risk of loss and possible liability.

SunGard’s growth strategy depends in part on completing acquisitions. If SunGard is unable to acquire businesses on favorable terms or successfully integrate and manage the businesses acquired, SunGard’s business and financial results may suffer.

SunGard intends to grow by expanding its existing businesses and by acquiring similar or complementary businesses. This growth strategy is subject to a number of risks that could adversely affect SunGard’s business and financial results, including:

•	SunGard may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•
competition from other acquirors for businesses that SunGard may seek to acquire and the ability of those businesses to complete initial public offerings of stock may make it more difficult for SunGard to complete acquisitions;

•	SunGard may have to borrow money or raise money in the debt or equity markets to finance future acquisitions; and

•	changes in accounting, tax, securities or other regulations may make it more difficult or costly for SunGard to complete acquisitions.

The businesses acquired by SunGard, including the availability solutions business of Comdisco, Inc., may perform worse than expected or may be more difficult to integrate and manage than expected. If that happens, SunGard’s business and financial results may suffer for a number of reasons, including:

•	SunGard may have to devote unanticipated financial and management resources to the acquired businesses;

•	SunGard may not be able to realize expected operating efficiencies or product integration benefits; and

•	SunGard may have to write off goodwill or other intangible assets.

SunGard’s business is dependent on attracting and retaining clients. If SunGard is unable to attract and retain clients, SunGard’s business and financial results may suffer.

SunGard’s future success depends on its ability to obtain, retain and sell additional services to clients. A variety of factors could affect SunGard’s ability to obtain and retain clients, including demand for SunGard’s products and services, competition (including internal client solutions), integration of acquired businesses, including the availability solutions business of Comdisco, Inc., and client budgetary constraints and selection procedures. SunGard’s largely recurring revenue stream is derived from the sale of its products and services under fixed-term contracts. SunGard does not have a unilateral option to extend the terms of such contracts upon their expiration. The failure of clients to renew contracts, a reduction in usage or value under any contracts or the cancellation of contracts could adversely affect SunGard’s business and financial results.

Compared to SunGard’s historical availability services customer base, the customer base acquired with the availability solutions business of Comdisco, Inc. has a greater concentration of revenue in a smaller number of accounts and a shorter average remaining term. Consequently, the amount and percentage of availability services annual revenue that is subject to renewal has significantly increased.

SunGard’s business is dependent on skilled personnel. If SunGard is unable to attract and retain skilled personnel, SunGard’s business and financial results may suffer.

SunGard’s future success depends on the continued service and availability of skilled personnel, especially technical, sales and management personnel. Experienced personnel in the information-technology industry are in high demand and competition exists for their talents. There can be no assurance that SunGard will be able to successfully attract and retain the personnel that it needs. If SunGard is unable to successfully attract and retain skilled personnel, SunGard’s ability to provide its products and services may be impeded. Even if SunGard is able to attract and retain the skilled personnel it needs, SunGard’s recruitment and compensation expenses could grow faster than revenues, which could adversely affect SunGard’s financial results.

SunGard’s business is dependent largely on the financial services industry. If the financial performance of that industry deteriorates, SunGard’s business and financial results may suffer.

SunGard sells a large percentage of its computer services and software to banks, mutual funds, brokers, insurance companies and other financial services firms. If the financial services industry or SunGard’s clients in the financial services industry experience problems, SunGard’s business and financial results could be affected adversely. For example, SunGard may suffer if securities trading activity declines, the number or value of managed portfolios decreases, or there is continued consolidation among firms in the financial services industry.

Investment Support Systems

SunGard develops, markets and maintains a comprehensive set of investment support systems for the financial services industry. SunGard’s clients include banks, brokers, exchanges, corporate treasury departments, asset managers, mutual funds, investment advisers, insurance companies, depositories, custodians, trustees, benefit plan administrators, transfer agents, utilities and governments. The fundamental purpose of most of SunGard’s investment support systems is to automate the many detailed activities associated with trading securities, managing portfolios and accounting for investment assets.

SunGard delivers many of its investment support systems as an application service provider, using SunGard’s data centers that clients access via the Internet or a private network. SunGard provides investment support systems application services primarily from its data centers located throughout the United States (see PROPERTIES). SunGard also delivers many of its investment support systems by licensing the software to clients for use on their own computers. Contracts for investment support systems generally have initial terms of one or more years and then continue for successive, one-year or longer renewal terms, although some allow the client to terminate on relatively short notice.

SunGard’s investment support systems business has continued to increase in both size and scope, due to internal growth and acquisitions (see ACQUISITIONS AND OFFERINGS).

Asset Management Systems.    SunGard’s asset management systems maintain the books of record for all types of large investment portfolios, such as those managed by banks, mutual funds, employee retirement plans and insurance companies. The primary functions of these systems are to track investment activities such as purchases and sales, value portfolios using transmissions of security prices and quality ratings received from various worldwide market sources, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these systems are used by investment advisors and other portfolio managers to analyze large investment portfolios using computerized models to assist with investment strategy and management decisions.

SunGard’s investment reporting and analysis systems accept data from other asset management systems or outside sources and perform special reporting or analyses for fund managers and their customers. Some of these systems analyze the performance of portfolios, perform other types of investment measurement and analysis, and produce regulatory reports for retirement plan sponsors and participants.

SunGard offers an integrated asset management application suite that provides straight-through processing for global asset management firms and includes functionality for portfolio management, compliance, performance measurement and trade order management.

SunGard also provides specialized asset management systems for bank trust accounts. These systems automate the investment, administrative and operations areas unique to bank trust businesses, including cash management, preparation of tax returns for taxable trusts, management and investment of assets, payment of trust expenses, payment of benefits to retirees, beneficiary distributions, customer statement production and other customer service duties.

SunGard’s custody systems automate the functions associated with the worldwide custody and safekeeping of investment assets, such as trade settlement, investment income collection, preparation of client statements, tax reclamation, foreign exchange and reconciliation of depository and sub-custodian positions.

SunGard’s securities lending systems automate the functions associated with worldwide securities lending activities and facilitate straight-through processing by providing a single, centralized order routing network linking buy-side and sell-side parties participating in securities lending activities.

SunGard also provides general ledger accounting systems to insurance companies. These systems provide general ledger, budget performance and responsibility reporting, cost accounting and profitability analysis.

SunGard also offers an online, straight-through processing service that automates the investment process for mutual fund transactions. This service is marketed both to users of SunGard’s trust accounting, securities trading and participant accounting systems and for use with other vendors’ software products.

In addition, SunGard provides turnkey, outsourced wealth management services to banks, registered investment advisors and other financial services organizations.

Brokerage and Execution Systems.    SunGard’s brokerage and execution systems provide comprehensive processing of securities and exchange-traded instruments for banks and brokerages. These services address all important facets of transaction processing, including order routing, execution and clearance, position keeping and tracking, regulatory compliance and reporting, and investment accounting and recordkeeping. SunGard’s brokerage systems include software that enables banks and brokerages to provide Internet trading and account services for their customers.

SunGard also provides comprehensive options analysis and risk management systems for professional options traders, large banks and financial services institutions. In addition, SunGard provides a service to financial services institutions that assists them in the collection, consolidation and reporting of tax information on securities transactions.

SunGard provides a variety of solutions for online investment management. These include software used by retail brokers in tracking customer contacts, managing portfolios and measuring performance; software designed for prospecting, client profiling, needs analysis and cross-selling for use by insurance, banking and brokerage companies; and an information management system used by brokers and investment professionals to make informed decisions based on timely, dependable market data from leading industry providers worldwide.

SunGard’s products include a wireless communications system for straight-through processing of securities listed on the New York Stock Exchange, which is used by SunGard’s floor brokers to execute trades for their institutional customers. SunGard also has a minority interest in The Brut ECN, an electronic communications network, which is used by institutions and brokers to trade anonymously and which operates using SunGard solutions.

SunGard offers straight-through processing for equities by automatically routing orders to a network of participating brokers. This service is marketed to portfolio managers and independent financial advisers that use SunGard investment support systems or third party portfolio management systems.

SunGard also offers software solutions for enterprise application integration for the financial services industry that provide intelligent message translation, content-based routing, and data validation and enrichment, making it easier to integrate business processes.

Investor Accounting Systems.    SunGard’s participant accounting systems automate the investment operations associated with defined-contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant’s share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process benefits payments to retirees, and produce tax reports for plan sponsors and participants. As a complement to SunGard’s participant accounting systems, SunGard offers document generation systems for the creation of retirement plan documents and forms, and software for annual government filings and returns made by employee benefit and compensation plans.

SunGard’s investor accounting systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder and bondholder statements.

SunGard also provides application software systems that facilitate the sales, marketing and administration functions of life insurance companies and employee benefit plan administrators.

Risk and Derivatives Systems.    SunGard provides software applications and software development platforms that handle most aspects of risk management and trading operations for capital markets globally. Generally, these products are used by traders and market makers of various types of derivative instruments, equities, fixed income securities and foreign exchange contracts and by their middle- and back-office operations. These front-to-back office systems provide trading support, risk management, trade pricing and analysis, transaction processing and accounting functions, and also assist users in determining hedging strategies and monitoring compliance with capital requirements, trading limits, global credit limits and government regulations.

SunGard also provides asset and liability management software with comprehensive risk management and performance measurement functionality to financial services institutions.

SunGard provides systems that permit energy companies and power trading firms to control physical and financial trading and provide trading support, market risk management, trade processing, power scheduling and accounting functions. SunGard also provides systems consulting to the energy industry.

In addition, SunGard provides exception management and report warehouse systems to financial services institutions. These systems detect and repair errors in electronic transactions, thereby preventing disruptions in transaction processing and transmissions.

Treasury Systems.    SunGard’s treasury and risk management systems are used by the treasury departments of many Global 2000 companies and government entities worldwide. These products enable the efficient management of an organization’s cash, debt and investment portfolios. SunGard also provides global professional services that focus on application implementation and integration for these treasury systems. SunGard offers a Web-based service that provides a single point of access via the Internet to enable corporate treasurers to manage geographically disbursed treasury operations more efficiently.

SunGard also provides systems that are used for international funds transfers, trade services and cash management by corporate and correspondent banks via the Internet or private networks, often under a bank’s private label.

Availability Services

SunGard provides a comprehensive continuum of information availability services for all major computing platforms, enabling clients to have continuous access to business-critical information. SunGard also provides technology and systems management services for application and data center outsourcing, as well as information availability consulting services and planning software.

On November 15, 2001, SunGard acquired the domestic operations of Comdisco, Inc.'s availability solutions business, professional services organization and Web-hosting business, as well as the corresponding operations in Canada, the United Kingdom and France. The combination of the availability services businesses of the two companies allows SunGard to offer clients access to substantially more resources with substantially greater geographic coverage, broadening the variety and scope of SunGard’s information availability services. The integration of the acquired business is in process. (See INVESTMENT CONSIDERATIONS.)

Information Availability.    Most businesses are increasingly dependent upon computers and networks to perform critical tasks, transmit data between facilities, and otherwise manage their information assets. System outages, whether due to natural or man-made disasters, often result in lost revenue. As more and more business is conducted via the Internet, more and more applications must remain available twenty-four hours a day, seven days a week. To address this operational risk, SunGard maintains an extensive array of high availability infrastructure for use by clients when they are unable to operate or access their own computer facilities.

For the most critical applications, clients cannot tolerate any loss of data and require very rapid access to their data after a computer or network outage. For these situations, SunGard provides a range of high availability solutions that employ some combination of dedicated processors, dedicated networks and dedicated storage devices. With these solutions, the client's data may be mirrored or copied continuously, and, when an outage occurs, access to business-critical information may be restored very quickly–typically within a few minutes or hours. For less time-sensitive applications, SunGard provides a range of system recovery options that allow clients to use pooled resources to restore processing operations within a short period–usually one to three days.

SunGard also provides work-group recovery offerings that allow clients to relocate other business-critical processes faced with disruption. These solutions range from generic office space equipped with workstations, telephones and other office equipment, to dedicated trading rooms that are also supplied with the market data feeds and specialized network services needed to support trading operations.

To provide information availability services, SunGard maintains an extensive high availability infrastructure that includes a variety of processing and work-group facilities. The principal types of processing facilities are: "hotsites"—fully equipped and operational computer centers where clients may restore their applications using SunGard's installed computer equipment; and "coldsites"—environmentally prepared data centers where clients may install and operate their own computer equipment. In addition, SunGard provides mobile recovery units—trailers containing a variety of recovery facilities that may be driven to client locations.

SunGard believes that it conceived and first implemented the concept of the MegaCenter—a multiple hotsite and coldsite facility that clients may use directly or remotely to support single and multiple platform recoveries. SunGard operates thirteen MegaCenters in major metropolitan areas in North America, the United Kingdom and France, many of which also include work-group facilities. SunGard believes that its Philadelphia MegaCenter is the world's largest commercial facility dedicated to information availability services. (For a list of MegaCenter locations, see PROPERTIES.)

SunGard also operates approximately 50 MetroCenter facilities in strategic locations in North America, the United Kingdom and France to provide work-group recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile recovery systems.

SunGard believes that by linking its facilities through a comprehensive communications network, it provides superior information availability services in the most effective manner. The SunGard National Network, a dedicated network linking many of SunGard's MegaCenters and MetroCenters and many client locations, provides clients with a nationwide managed recovery network.

During 2001, for the sixteenth consecutive year, SunGard successfully supported all clients that declared computer-related disasters. In the aftermath of the terrorist attacks on September 11, 2001, many of SunGard’s work-group recovery resources were used by affected clients.

eSourcing.    SunGard provides co-location and managed hosting services, Internet access, dedicated or on-demand private network access, application service processing accessible via the Internet or a private network, and outsourcing for production data centers. These activities are supported at SunGard’s MegaCenter and MetroCenter facilities as well as SunGard’s data centers in Voorhees, New Jersey, and Birmingham, Alabama (see PROPERTIES). SunGard’s application service processing is provided both as an external service to clients using SunGard’s investment support systems or third party applications, and also as an internal service to support a number of SunGard’s investment support systems operating units.

Planning Solutions.    SunGard provides planning software and professional consulting and educational services to develop comprehensive, business-wide continuity plans. SunGard’s contingency planning software integrates business analysis and testing tools with automated plan development and reporting features, and offers Internet capabilities. SunGard also designs testing and maintenance programs to verify that clients’ plans reflect the most current operational conditions.

Other Businesses

SunGard provides general ledger and administration software systems to the public sector, work-flow management systems to healthcare insurance organizations and automated mailing services.

Product Development

SunGard continually upgrades, enhances and expands its proprietary products and services to meet the needs of its clients and to utilize advances in technology (see INVESTMENT CONSIDERATIONS).

The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of increased trading volume, complexity of financial instruments, changes in laws, introductions of new types of investment vehicles and technologies, and increased competition. For these reasons, SunGard continually maintains, enhances and evolves its proprietary investment support systems. SunGard expects to continue to develop enhanced and new functionality for its products, further develop Internet and straight-through processing capabilities, and continue integrating its products and services. During 2002, SunGard also plans to expand the number of SunGard products that link to the SunGard Transaction Network and to pursue other initiatives aimed at achieving SunGard’s goal of enabling clients to initiate transactions on the Web and to execute and record those transactions in real-time. SunGard’s product development strategy depends in part on the introduction of new technology into the established functionality of its existing systems.

SunGard funds most of its routine ongoing software maintenance and support activities through the software maintenance and related upgrade fees paid by its investment support systems license clients and a portion of the monthly fees paid by its processing clients. SunGard’s expenditures for software development during 2001, 2000 and 1999, including amounts that were capitalized, totaled approximately $183.9 million, $157.5 million and $136.2 million, respectively. These amounts do not include routine software maintenance and support costs that are included in cost of sales, nor do they include costs incurred in performing certain client-funded development projects in the ordinary course of business.

SunGard expands its availability services by adding new service offerings and by opening new facilities or expanding existing facilities to accommodate both the growth in its client base and the addition of different types of computer systems and service offerings. Also, SunGard regularly upgrades its high-availability infrastructure to offer the most advanced computer equipment and communications technology generally used by its clients. SunGard also expects to expand its offerings with respect to managed hosting, co-location and Web-enabled outsourcing services.

Acquisitions and Offerings

SunGard seeks to grow through internal development and the acquisition of businesses that broaden or complement its existing product lines (see INVESTMENT CONSIDERATIONS). Since its initial public offering in 1986, SunGard has acquired 106 businesses, including 75 in investment support systems and 22 in availability services. Also during this period, SunGard completed two additional public offerings, a common stock offering in 1987 and a convertible debenture offering in 1990. The debentures were converted into common stock in 1993.

During 2001, SunGard spent approximately $885.8 million in cash to acquire four investment support systems businesses, one availability services business and one acquisition included in other businesses. In addition, SunGard issued during 2001 a total of 8.3 million shares of its common stock to acquire one investment support systems business in a transaction that was accounted for as a pooling of interests.

The following table lists the businesses acquired by SunGard from January 1, 2001 to February 28, 2002.

ACQUIRED COMPANY/BUSINESS	DATE ACQUIRED	DESCRIPTION
LockBox Communications, Inc.	02/15/01	Web-based interactive electronic storage service for financial services institutions and their clients.
Alpha-Numeric Developments Ltd	04/23/01	Credit risk software development and consulting business.
Almafin AG	04/27/01	Consulting service for banks and other financial institutions.

ACQUIRED COMPANY/BUSINESS	DATE ACQUIRED	DESCRIPTION
Loanet Holdings, Inc.	05/31/01	Securities lending software and services.
Software Research Northwest, Inc.	07/02/01	Student administration systems for higher education institutions.
PowerPartner & VAR businesses of Bridge Information Systems, Inc.	07/31/01	Information management system used by brokers and investment professionals and related data center; value-added reseller of Sun Microsystems products.
Availability Solutions business of Comdisco, Inc.	11/15/01
Comdisco’s U.S.-based availability services operations, professional services organization and Web-hosting business, and related operations in Canada, the United Kingdom and France (see INVESTMENT CONSIDERATIONS).

EnFORM Technology LLC	01/04/02	Software applications for the Fortune 1000, with emphasis on energy and telecommunications industries.
Tradeline.com LP	02/15/02	Comprehensive market data and interactive technology solutions for investment banking firms.
Kronos Software Ltd.	02/27/02	Real-time enterprise-wide risk management solutions for financial institutions.

Competition

Since most of SunGard’s computer services and software are specialized and technical in nature, most of the market niches in which SunGard competes have a relatively small number of significant competitors. Some of SunGard’s existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than SunGard. SunGard believes that, for most of its businesses, service, quality and reliability are more important competitive factors than price.

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

The key competitive factors in marketing investment support systems are the accuracy and timeliness of processed information provided to clients, features and adaptability of the software, level and quality of client support, level of software development expertise and overall net cost. SunGard believes that it competes effectively with respect to each of these factors and that its reputation and experience in these markets are important competitive advantages.

The availability services business is highly competitive. SunGard’s primary competitor in this business is dedicated internal solutions, where clients or prospective clients implement internal backup systems rather than purchase services from an information availability vendor. SunGard’s other competitors in this business are hardware manufacturers such as IBM Corporation, outsourcers, Web-hosters and co-location companies. SunGard also faces potential competition from major companies that have computer facilities that could be made available for information availability. SunGard believes that it competes effectively with respect to the key competitive factors in this market, namely quality of facilities, scope and quality of services, level and quality of client support, level of technical expertise and price. SunGard also believes that its experience and reputation as the innovator in this business are important competitive advantages.

In its eSourcing business that provides managed hosting, co-location, Internet access and Web-enabled outsourcing services, SunGard competes with numerous other vendors, including specialized managed hosting, co-location and Internet access service providers, large computer services companies and telecommunications companies. SunGard believes that its historical strengths in availability services and its significant high-availability infrastructure allow SunGard to compete effectively with respect to the key competitive factors in this market, namely quality of facilities, technical expertise, network capabilities, ability to provide customized solutions and price.

Marketing

Most of SunGard’s specialized investment support systems are marketed throughout the United States, and many are marketed worldwide. SunGard’s information availability services are marketed in North America and Europe. SunGard’s international sales during 2001, 2000 and 1999 totaled approximately $381.2 million, $347.5 million and $297.0 million, respectively.

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

Employees

At December 31, 2001, SunGard had approximately 8,700 full-time employees. SunGard believes that its success, in part, depends on its continuing ability to attract and retain skilled technical, sales and management personnel. While skilled personnel (especially application processing professionals and software developers) are in high demand and competition exists for their talents, SunGard believes that it has been able to attract and retain highly qualified personnel (see INVESTMENT CONSIDERATIONS). None of SunGard’s employees is covered by a collective bargaining contract. SunGard believes that its employee relations are excellent.

Proprietary Protection

SunGard owns registered marks for the SUNGARD name and owns or has applied for trademark registration for many of its products and services. SunGard relies primarily on contractual restrictions and copyright and trade secret laws for the protection of its proprietary services and software. SunGard also has established policies requiring its personnel to maintain the confidentiality of SunGard’s proprietary property. SunGard has a few registrations of its copyrights and a number of patents and patent applications pending. SunGard will continue to apply for software patents on a case by case basis and will continue to monitor ongoing developments in the evolving software patent field (see INVESTMENT CONSIDERATIONS).

Item 2.     Properties

The following table indicates the location and size of SunGard’s principal computer facilities and availability services MegaCenters.

LOCATION	PURPOSE	SQUARE FEET
Alpharetta, GA (near Atlanta)	Availability Services MegaCenter and eSourcing data center.	77,300
Birmingham, AL	Asset Management Systems, Investor Accounting Systems and eSourcing data center.	50,000

LOCATION	PURPOSE	SQUARE FEET
Carlstadt, NJ (near New York)	Availability Services MegaCenter and eSourcing data center.	260,000
Charlotte, NC	Asset Management Systems data center.	43,500
Fairfield, NJ (near New York)	Asset Management Systems data center.	12,300
Hopkins, MN (near Minneapolis)	Brokerage and Execution Systems data center.	46,200
Irving, TX (near Dallas)	Availability Services MegaCenter.	93,600
Isleworth, England (near London)	Availability Services MegaCenter.	23,900
Lognes, France (near Paris)	Availability Services MegaCenter.	80,000
Mississauga, Ontario (near Toronto)	Availability Services MegaCenter.	59,000
Mt. Laurel, NJ (near Philadelphia)	Brokerage and Execution Systems data center.	100,000
North Bergen, NJ (near New York)	Availability Services MegaCenter.	163,500
Northbrook, IL (near Chicago)	Availability Services MegaCenter.	84,000
Philadelphia, PA	Availability Services MegaCenter and eSourcing data center.	506,300
Poole, England	eSourcing data center.	75,000
Ridgefield and Weehawken, NJ (near New York)	Brokerage and Execution Systems data centers.	7,000
Scottsdale, AZ	Availability Services MegaCenter.	35,600
Smyrna, GA (near Atlanta)	Availability Services MegaCenter.	134,800
Voorhees, NJ (near Philadelphia)	Asset Management Systems, Investor Accounting Systems and eSourcing data center.	51,000
Waltham, MA (near Boston)	Brokerage and Execution Systems data center.	13,100
Warminster, PA (near Philadelphia)	Availability Services MegaCenter.	20,000
Wood Dale, IL (near Chicago)	Availability Services MegaCenter.	146,300

SunGard leases all of its offices and the facilities listed above, with the exception of its Isleworth, Mississauga, Mt. Laurel, Poole, Smyrna, Voorhees, Warminster, Weehawken and Wood Dale facilities, which are owned, and its Hopkins and Lognes facilities, each of which consists of two buildings, one leased and the other owned. SunGard also owns some of its MetroCenters and certain of its other offices. In addition, SunGard leases space, primarily for sales offices, client support and administrative offices, MetroCenters and remote operations centers, in many locations in the United States and worldwide. SunGard believes that its leased and owned facilities are adequate for SunGard’s present operations.

Item 3.     Legal Proceedings

SunGard is presently a party to certain lawsuits arising in the ordinary course of its business. SunGard believes that none of its current legal proceedings will be material to its business or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 4.1     Certain Executive Officers of the Registrant

The executive officers of SunGard who are not also nominees for director are listed below.

Name	Age	Principal Positions With SunGard Data Systems Inc.
Andrew P. Bronstein	43	Vice President and Controller
Robert Greifeld	44	Executive Vice President
Lawrence A. Gross	49	Senior Vice President—Legal and General Counsel
Till M. Guldimann	52	Vice Chairman
Paul C. Jeffers	40	Vice President—Human Resources
Michael K. Muratore	55	Executive Vice President
David E. Robinson	58	Executive Vice President
Michael J. Ruane	48	Senior Vice President—Finance and Chief Financial Officer
Richard C. Tarbox	49	Senior Vice President—Corporate Development

Mr. Bronstein has been Vice President and Controller of SunGard since 1994. Before that, he was Corporate Controller since 1992. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on SunGard’s account and as director of the firm’s Philadelphia high technology group. Mr. Bronstein is a director and officer of most of SunGard’s domestic subsidiaries.

Mr. Greifeld has been Executive Vice President of SunGard since March 2002. Before that, he was Senior Vice President of SunGard from February 2000 to March 2002, Vice President of SunGard from August 1999 to February 2000 and Chief Executive Officer of the SunGard Brokerage Systems Group from May 1999 to August 1999. From 1993 to 1999, Mr. Greifeld was President of Automated Securities Clearance, Ltd., which was acquired by SunGard in March 1999. Mr. Greifeld is a director and/or officer of many of SunGard’s investment support systems subsidiaries.

Mr. Gross has been Senior Vice President-Legal of SunGard since March 2001, General Counsel since 1986 and Secretary from 1987 to March 2002. He was Vice President of SunGard from 1986 to March 2001. From 1979 to 1986, he was a lawyer with Blank, Rome, Comisky & McCauley, Philadelphia, and he has represented SunGard since 1983. Mr. Gross is a director and officer of most of SunGard’s domestic subsidiaries and some of its foreign subsidiaries.

Mr. Guldimann has been Vice Chairman of SunGard since March 2002 and Senior Vice President, Strategy from 1999 to March 2002. Mr. Guldimann has been a member of SunGard’s board of directors since 1999 but will not be standing for re-election in 2002. Mr. Guldimann was Vice Chairman from 1997 to 1999 and Senior Vice President from 1995 to 1997 of Infinity, A SunGard Company, a subsidiary of SunGard since 1998. From 1974 to 1995, he held various senior executive positions with J.P. Morgan & Co.

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

Mr. Muratore has been Executive Vice President since March 2002. Before that, he was Senior Vice President of SunGard from October 1998 to March 2002, Chief Executive Officer of the SunGard Financial Systems Group from 1995 to October 1998 and Chief Executive Officer of the SunGard Computer Services Group from 1990 to 1995. From 1985 to 1990, Mr. Muratore held various senior executive positions with SunGard. Mr. Muratore is a director and/or officer of many of SunGard’s domestic subsidiaries.

Mr. Robinson has been Executive Vice President since March 2002. Before that, he was Senior Vice President of SunGard from August 1999 to March 2002 and Chief Executive Officer of the SunGard Investment and Shareholder Systems Group from October 1998 to August 1999. From 1983 to 1999, Mr. Robinson held various senior executive positions with SunGard, including President of SunGard Investment Systems Inc. from 1993 to 1999. Mr. Robinson is a director and/or officer of many of SunGard’s investment support systems subsidiaries.

Mr. Ruane has been Senior Vice President-Finance of SunGard since March 2001 and Chief Financial Officer and Treasurer of SunGard since 1994. He was Vice President-Finance of SunGard from 1994 to March 2001. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President-Finance of the SunGard Trading Systems Group. Before that, he was Vice President-Controller of SunGard from 1990 to 1992, and Corporate Controller of SunGard from 1985 to 1990. Mr. Ruane is a director and officer of most of SunGard’s domestic and foreign subsidiaries.

Mr. Tarbox has been Senior Vice President-Corporate Development of SunGard since March 2001. Before that, he was Vice President-Corporate Development of SunGard from 1987 to March 2001. From 1983 to 1987, he was a senior manager with Coopers & Lybrand L.L.P. providing acquisition consulting.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

This information is incorporated by reference to the section entitled STOCK INFORMATION in SunGard’s 2001 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

Item 6.     Selected Financial Data

This information is incorporated by reference to the section entitled SELECTED FINANCIAL INFORMATION in SunGard’s 2001 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information is incorporated by reference to the section entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in SunGard’s 2001 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated by reference to the section entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in SunGard’s 2001 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

Item 8.     Financial Statements and Supplementary Data

The financial statements of SunGard, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 14(a), Part IV, of this Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

This Part incorporates certain information from SunGard’s definitive proxy statement for its 2002 Annual Meeting of Stockholders (“2002 Proxy Statement”) filed with the Securities and Exchange Commission not later than 120 days after the end of SunGard’s fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of SunGard’s 2002 Proxy Statement entitled REPORT OF THE AUDIT COMMITTEE, REPORT OF THE COMPENSATION COMMITTEE AND EQUITY AWARD SUBCOMMITTEE and PERFORMANCE GRAPH shall not be deemed to be “filed” as part of this Report.

Item 10.     Directors and Executive Officers of the Registrant

Information concerning the directors of SunGard is incorporated by reference to SunGard’s 2002 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled ELECTION OF DIRECTORS.

Information concerning executive officers of SunGard who are not also nominees for director is included in Item 4.1, Part I, of this Report on Form 10-K.

Item 11.     Executive Compensation

This information is incorporated by reference to SunGard’s 2002 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled EXECUTIVE COMPENSATION.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to SunGard’s 2002 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled BENEFICIAL OWNERSHIP OF COMMON STOCK.

Item 13.     Certain Relationships and Related Transactions

This information is incorporated by reference to SunGard’s 2002 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled EXECUTIVE COMPENSATION, BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

The following financial statements of SunGard, supplementary data and related documents are incorporated by reference to SunGard’s 2001 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

Report of Independent Accountants on Consolidated Financial Statements, dated February 11, 2002.

Consolidated Statements of Income for each of the years ended December 31, 2001, 2000 and 1999.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999.

Consolidated Statement of Stockholders’ Equity for each of the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Quarterly Financial Information (unaudited).

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 19 of this Report. Exhibits 10.13 through 10.29 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

(b)  Reports on Form 8-K

Form 8-K filed on October 18, 2001, relating to SunGard’s. announcement of results for the quarter ended September 30, 2001 and revised outlook for the full-year 2001.

Form 8-K filed on November 30, 2001, relating to SunGard’s completion of its acquisition of the availability solutions business of Comdisco, Inc. on November 15, 2001.

Form 8-K/A filed on January 29, 2002, amending Form 8-K filed on November 30, 2001, solely to file the required financial information relating to SunGard’s acquisition of the availability solutions business of Comdisco, Inc. on November 15, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUNGARD DATA SYSTEMS INC.

Date: March 27, 2002	By:	/s/ JAMES L. MANN James L. Mann,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ JAMES L. MANN James L. Mann	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 27, 2002

/S/ CRISTÓBAL CONDE Cristóbal Conde	President, Chief Operating Officer and Director	March 27, 2002

/S/ MICHAEL J. RUANE Michael J. Ruane	Chief Financial Officer and Senior Vice President—Finance (principal financial officer)	March 27, 2002

/S/ ANDREW P. BRONSTEIN Andrew P. Bronstein	Vice President and Controller (principal accounting officer)	March 27, 2002

/S/ TILL M. GULDIMANN Till M. Guldimann	Vice Chairman and Director	March 27, 2002

/S/ GREGORY S. BENTLEY Gregory S. Bentley	Director	March 27, 2002

/S/ MICHAEL C. BROOKS Michael C. Brooks	Director	March 27, 2002

/S/ RAMON DE OLIVEIRA Ramon De Oliveira	Director	March 27, 2002

/S/ HENRY C. DUQUES Henry C. Duques	Director	March 27, 2002

/S/ ALBERT A. EISENSTAT Albert A. Eisenstat	Director	March 27, 2002

/S/ BERNARD GOLDSTEIN Bernard Goldstein	Director	March 27, 2002

/S/ MICHAEL ROTH Michael Roth	Director	March 27, 2002

/S/ MALCOLM I. RUDDOCK Malcolm I. Ruddock	Director	March 27, 2002

/S/ LAWRENCE J. SCHOENBERG Lawrence J. Schoenberg	Director	March 27, 2002

LIST OF EXHIBITS

Number	DOCUMENT

3.1	Restated Certificate of Incorporation of SunGard (filed with this Report).

3.2(1)	Amended and Restated Bylaws of SunGard.

4.1(2)	Specimen Common Stock Certificate of SunGard.

10.1(3)
Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”).

10.2(4)	Amendment to 401 Lease, dated October 9, 1995.

10.3(5)	Amendment to 401 Lease, dated December 23, 1996.

10.4(6)	Amendment to 401 Lease, dated March 1997.

10.5(6)	Amendment to 401 Lease, dated December 18, 1997.

10.6(7)	Amendment to 401 Lease, dated June 9, 1999.

10.7(8)	Amendment to 401 Lease, dated June 29, 2000.

10.8
October 1999 Lease by and between Russo Family Limited Partnership and Comdisco, Inc.; Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey, and each filed with this Report).

10.9
November 1987 Lease between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; December 1987 Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; April 1988 Second Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 5851 West Side Avenue, North Bergen, New Jersey, and each filed with this Report).

10.10(9)	Acquisition Agreement between SunGard Data Systems Inc. and Comdisco, Inc., dated effective as of July 15, 2001 and executed as of October 12, 2001.

10.11
364-Day Credit Agreement dated as of January 25, 2002 among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, ABN AMRO Bank, N.V., as Co-Documentation Agent, and Fleet National Bank, as Co-Documentation Agent (filed with this Report).

Number	Document

10.12
Three-Year Credit Agreement, dated as of January 25, 2002, among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, ABN AMRO Bank, N.V., as Co-Documentation Agent, and Fleet National Bank, as Co-Documentation Agent (filed with this Report).

10.13(10)
SunGard’s 1986 Stock Option Plan, Amendments thereto, dated January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991.(15)

10.14(11)	SunGard’s 1988 Nonqualified Stock Option Plan and Amendment thereto, dated October 30, 1990.(15)

10.15(12)	SunGard’s 1990 Amended and Restated Restricted Stock Incentive Plan.(15)

10.16(13)	SunGard’s Restricted Stock Award Plan for Outside Directors.(15)

10.17(7)	Amendment No. 1 to SunGard’s Restricted Stock Award Plan for Outside Directors.(15)

10.18(8)	Amendment No. 2 to SunGard’s Restricted Stock Award Plan for Outside Directors.(15)

10.19(14)	SunGard’s 1994 Equity Incentive Plan.(15)

10.20(7)	Amendment No. 1 to SunGard’s 1994 Equity Incentive Plan.(15)

10.21(4)	SunGard’s 1996 Equity Incentive Plan.(15)

10.22(5)	The United Kingdom Addendum to SunGard’s 1996 Equity Incentive Plan.(15)

10.23(7)	Amendment No. 1 to SunGard’s 1996 Equity Incentive Plan.(15)

10.24(6)	SunGard’s 1998 Equity Incentive Plan.(15)

10.25(7)	SunGard’s 2000 Equity Incentive Plan.(15)

10.26	SunGard’s 2002 Equity Incentive Plan (filed with this Report).(15)

10.27(7)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program.(15)

10.28	Summary Description of SunGard’s Long-Term Executive Incentive Compensation Plan (filed with this Report).(15)

10.29(11)	Form of Indemnification Agreement entered into by SunGard with its directors and officers.(15)

13.1	Portions of SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2001 expressly incorporated herein by reference (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Independent Accountants regarding SunGard’s consolidated financial statements (filed with this Report).

(1)	Incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 1-12989).
(2)	Incorporated by reference to the Exhibits filed with SunGard’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-3181).
(3)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232).
(4)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232).
(5)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232).
(6)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989).
(7)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989).
(8)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989).
(9)	Incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated November 15, 2001 and filed on November 30, 2001.
(10)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).
(11)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232).
(12)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-14232).
(13)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).
(14)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).
(15)	Management contract or compensatory plan or arrangement.

INDEX OF EXHIBITS FILED WITH THIS REPORT

NUMBER	DOCUMENT

3.1	Restated Certificate of Incorporation of SunGard.

10.8
October 1999 Lease by and between Russo Family Limited Partnership and Comdisco, Inc.; Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey).

10.9
November 1987 Lease between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; December 1987 Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; April 1988 Second Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 5851 West Side Avenue, North Bergen, New Jersey).

10.11
364-Day Credit Agreement dated as of January 25, 2002 among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, ABN AMRO Bank, N.V., as Co-Documentation Agent, and Fleet National Bank, as Co-Documentation Agent.

10.12
Three-Year Credit Agreement, dated as of January 25, 2002, among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, ABN AMRO Bank, N.V., as Co-Documentation Agent, and Fleet National Bank, as Co-Documentation Agent.

10.26	SunGard’s 2002 Equity Incentive Plan.(1)

10.28	Summary Description of SunGard’s Long-Term Executive Incentive Compensation Plan.(1)

13.1	Portions of SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2001 expressly incorporated herein by reference.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants regarding SunGard’s consolidated financial statements.

(1) Management	contract or compensatory plan or arrangement.