Form 10-Q
period 2002-03-31
SUNGARD DATA SYSTEMS INC
filed 2002-05-15
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1285 Drummers Lane, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

(610) 341-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

There were 282,066,504 shares of the registrant’s common stock, par value $.01 per share, outstanding at March 31, 2002.

SunGard Data Systems Inc.
And Subsidiaries

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	March 31, 2002	December 31, 2001
Assets
Current:
Cash and equivalents	$492,301	$396,320
Trade receivables, less allowance for doubtful accounts of $37,315 and $36,951	465,625	524,735
Earned but unbilled receivables	49,161	52,709
Prepaid expenses and other current assets	68,745	97,569
Deferred income taxes	49,632	46,871

Total current assets	1,125,464	1,118,204

Property and equipment, less accumulated depreciation of $495,284 and $453,464	516,118	544,538
Software products, less accumulated amortization of $226,611 and $220,453	138,324	140,459
Customer base, less accumulated amortization of $85,251 and $80,422	261,176	262,619
Other tangible and intangible assets, less accumulated amortization of $22,251 and $20,625	72,060	68,455
Deferred income taxes	138,740	142,418
Goodwill	633,155	621,465

	$2,885,037	$2,898,158

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$1,342	$103,157
Accounts payable	29,819	38,981
Accrued compensation and benefits	110,322	132,691
Other accrued expenses	106,762	98,777
Accrued income taxes	41,274	23,732
Deferred revenues	354,806	351,490

Total current liabilities	644,325	748,828

Long-term debt	355,399	355,474

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized;
282,717 and 281,422 shares issued	2,827	2,814
Capital in excess of par value	787,289	763,407
Restricted stock plans and notes receivable from common stock	(3,273)	(3,514)
Retained earnings	1,141,060	1,071,039
Accumulated other comprehensive loss	(27,879)	(25,179)

	1,900,024	1,808,567
Treasury stock, at cost, 650 shares	(14,711)	(14,711)

Total stockholders’ equity	1,885,313	1,793,856

	$2,885,037	$2,898,158

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Services	$544,114	$395,402
License and resale fees	50,125	45,413

Product and service revenues	594,239	440,815
Reimbursed expenses	13,984	13,584

Gross revenues	608,223	454,399

Costs and expenses:
Cost of sales and direct operating	255,216	193,163
Sales, marketing and administration	131,021	97,447
Product development	42,405	41,687
Depreciation and amortization	47,308	22,032
Amortization of acquisition-related intangible assets	13,990	15,117
Merger costs	1,677	—

	491,617	369,446

Income from operations	116,606	84,953
Interest income	2,336	7,118
Interest expense	(4,153)	(521)

Income before income taxes	114,789	91,550
Income taxes	44,768	37,596

Net income	$70,021	$53,954

Basic net income per common share	$0.25	$0.20

Diluted net income per common share	$0.24	$0.19

Shares used to compute net income per common share:
Basic	281,243	267,496

Diluted	291,184	276,820

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flow from operations:
Net income	$70,021	$53,954
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	61,298	37,149
Other noncash credits	(1,528)	(3,038)
Deferred income tax provision	917	4,686
Accounts receivable and other current assets	106,044	(811)
Accounts payable and accrued expenses	(11,078)	(11,696)
Deferred revenues	2,338	14,171

Cash flow from operations	228,012	94,415

Financing activities:
Cash received from stock option and award plans	19,056	16,182
Cash used to repay debt	(101,982)	(739)

Total financing activities	(82,926)	15,443

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(22,208)	(2,301)
Cash paid for property and equipment	(20,874)	(28,925)
Cash paid for software and other assets	(6,023)	(11,619)
Cash paid for purchases of short-term investments	—	(61,160)
Cash received from sales and maturities of short-term investments	—	85,914

Total investment activities	(49,105)	(18,091)

Increase in cash and equivalents	95,981	91,767
Beginning cash and equivalents	396,320	255,835

Ending cash and equivalents	$492,301	$347,602

Supplemental information:
Acquired businesses:
Property and equipment	$(6,023)	$130
Software products	1,931	2,424
Customer base	4,833	—
Goodwill	11,758	88
Other tangible and intangible assets	5,299	428
Purchase price obligations and debt assumed	(1,538)	(431)
Net current assets acquired (liabilities assumed)	5,948	(338)

Cash paid for acquired businesses, net of cash acquired	$22,208	$2,301

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation:

The accompanying consolidated financial statements include the accounts of SunGard Data Systems Inc. and its subsidiaries (SunGard or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Future events could cause actual results to differ from those estimates. The Company amortizes identifiable intangible assets, including software product costs, over periods that it believes approximate the related useful lives of those assets based upon estimated future operating results and cash flows of the underlying business operations. The Company closely monitors estimates of those lives. Those estimates could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competitor activities.

Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2.    Acquisitions:

Purchase Transactions:

During the three months ended March 31, 2002, the Company completed three acquisitions in its investment support systems segment. Total cash paid in connection with these acquisitions is $22.2 million, subject to certain adjustments. Goodwill recorded for all of these acquisitions is $10.6 million.

At March 31, 2002, the purchase-price allocation to the Comdisco Availability Solutions (CAS) assets acquired and liabilities assumed is preliminary. The amounts allocated to property and equipment ($304.5 million) are based on preliminary conclusions resulting from independent inventories and appraisals, and the amounts allocated to contracts and customer base ($206.0 million) are based on preliminary conclusions from independent appraisals, which include an analysis of the business and expected cash flows. Total costs accrued in 2001 for severance and facility closures was $23.2 million, $17.3 million of which was the estimated costs of closing certain CAS facilities and terminating certain CAS employees and therefore accrued as a cost of the acquisition and as part of goodwill. The remaining

$5.9 million represents the estimated costs for terminating certain of the Company’s employees and closing certain of the Company’s facilities and were included in merger costs in the fourth quarter of 2001. The Company terminated approximately 350 employees and expects to close eighteen facilities beginning in the second quarter of 2002.

During the first quarter of 2002, the plans for severance and facility closures relating to the CAS acquisition were finalized, resulting in changes in estimates due to the following reasons: 1) finalizing severance payments, 2) incurring additional facility charges in connection with a vacated office facility in Illinois, 3) deciding that closing a SunGard facility in Massachusetts was more efficient than closing the acquired CAS facility, and 4) finalizing plans for facilities in Texas. Deciding to close the Company’s existing facility in Massachusetts resulted in merger costs of $1.7 million, or less than $0.01 per diluted share, being recorded during the first quarter of 2002. The impact of the other revisions to severance and facility closure accruals was a net increase in goodwill of $1.2 million during the first quarter of 2002.

The activity relating to severance and facility closure accruals in connection with the CAS acquisition follows (in thousands):

	Severance	Facilities	Total
Accrued at November 15, 2001	$12,878	$10,305	$23,183
Payments	(741)	—	(741)

Accrued at December 31, 2001	12,137	10,305	22,442
Changes in estimates	1,276	1,577	2,853
Payments	(11,681)	(377)	(12,058)

Accrued at March 31, 2002	$1,732	$11,505	$13,237

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the CAS acquisition had occurred as of the beginning of the period presented. The following unaudited pro forma information for the three months ended March 31, 2001 (in thousands, except per-share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during that period, nor the results that may be obtained in the future.

Revenues	$570,227

Net income	$51,217

Diluted net income per common share as reported	$0.19

Pro forma diluted net income per common share	$0.19

3.    Recent Accounting Pronouncements:

Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, as of January 1, 2002, goodwill is no longer amortized, but rather is tested at least annually for impairment. Adjusted net income and adjusted net income per common share as if SFAS 142 had been in effect as of the beginning of the three month period ended March 31, 2001 follows (in thousands, except per-share amounts):

Net income as reported	$53,954
Amortization of goodwill	4,604
Tax effect of amortization of goodwill	(899)

Adjusted net income	$57,659

Net income per common share as reported:
Basic	$0.20

Diluted	$0.19

Adjusted net income per common share:
Basic	$0.22

Diluted	$0.21

Additionally, effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Prior to the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include postage, travel, meals and certain telecommunication costs. Approximately one-half of total reimbursed expenses are related to rebilled postage costs in the Company’s automated mailing services business. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

4.    Common Stock Split:

On May 11, 2001, the Company’s board of directors authorized a two-for-one stock split of the Company’s common stock. Stockholders of record as of the close of business on May 25, 2001 received one additional share of SunGard stock for every share held on that date. The effective date for the stock split was June 18, 2001. The number of shares used for purposes of calculating net income per common share and all per-share data prior to June 18, 2001 have been adjusted to reflect the stock split.

5.    Shares Used in Computing Net Income Per Common Share:

The computation of shares used in computing basic and diluted net income per common share for the three months ended March 31, 2002 and 2001 follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Weighted average common shares outstanding and shares used for calculation of basic net income per common share	281,243	267,496
Dilutive effect of employee stock options	9,941	9,324

Total shares used for calculation of diluted net income per common share	291,184	276,820

6.    Comprehensive Income:

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income for the three months ended March 31, 2002 and 2001 follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income	$70,021	$53,954
Foreign currency translation losses	(2,700)	(7,841)
Unrealized losses on marketable securities	—	(1,999)
Income tax benefit	—	700

Comprehensive net income	$67,321	$44,814

The unrealized losses on marketable securities in 2001 result primarily from the Company’s investment in approximately 16.6% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO). The investment, which had been classified as an investment held for sale, was sold during the second quarter of 2001.

7.    Operating Segments:

The Company’s three operating segments consist of an investment support systems (ISS) business, an availability services (SAS) business, and a third segment referred to as other businesses. The Company’s operating segments are groups of businesses that offer similar products and services. The segments are managed separately since each business requires different technology and marketing strategies. Effective January 1, 2002, a re-alignment of management responsibilities caused a change in segment reporting. A group of businesses that provide general ledger and administration software systems and services to the public sector, including state and local governments, colleges, universities and school districts, which previously was reported as a part of the ISS segment, is now included in other businesses. This change in segment reporting has been reflected for all periods presented.

ISS designs, markets and maintains a comprehensive set of proprietary software applications that are delivered to customers on license and application-service-provider bases. The fundamental purpose of these systems is to automate the complex transaction processing associated with investment operations. SAS provides a comprehensive continuum of information availability services for all major computing platforms, including high-availability infrastructure for business continuity, enabling clients to have around-the-clock access to business-critical information. SAS also provides technology and systems management services for application and data center outsourcing, as well as information availability consulting services and planning software. Other businesses consist of a group of businesses that provide general ledger and administration software systems to the public sector, work-flow management systems to healthcare insurance organizations and an automated mailing service.

The operating results for each operating segment for each of the quarters and year ended December 31, 2001 and for the three months ended March 31, 2002 follows (in thousands):

	Three Months Ended				Year Ended	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Dec. 31, 2001	March 31, 2001
Revenues:
Investment support systems	$305,391	$321,999	$318,240	$353,175	$1,298,805	$327,359
Availability services	109,771	112,911	116,186	182,445	521,313	237,310
Other businesses	25,653	27,261	28,844	26,797	108,555	29,570
Reimbursed expenses	13,584	12,849	13,366	13,365	53,164	13,984

	$454,399	$475,020	$476,636	$575,782	$1,981,837	$608,223

Income from operations:
Investment support systems	$57,630	$72,556	$63,440	$79,028	$272,654	$74,926
Availability services	31,978	32,734	35,502	47,319	147,533	46,017
Other businesses	3,947	5,620	6,330	4,480	20,377	6,626
Corporate administration	(8,602)	(7,609)	(8,261)	(9,659)	(34,131)	(9,286)
Merger costs	—	(1,829)	—	(5,394)	(7,223)	(1,677)

	$84,953	$101,472	$97,011	$115,774	$399,210	$116,606

8.    Subsequent Events:

On April 26, 2002, the Company announced an offer to acquire the shares of Guardian iT plc (Guardian) for 80 pence (approximately $1.15) per share. The transaction values Guardian at approximately $240 million, inclusive of bank debt and finance lease obligations. The offer is subject to certain conditions, principally acceptance of the offer by at least 90% of Guardian’s shareholders and anticompetition clearance in the United Kingdom (UK). Guardian is a UK-based international supplier of business-critical information technology solutions and, upon closing of the transaction, will become part of the Company’s SAS segment. Guardian is currently a publicly listed company trading on the London Stock Exchange. Closing is expected to take place by July 26, 2002. The Company expects to use existing cash resources to fund the acquisition. In addition, on May 1, 2002, the Company purchased 24.89% of the outstanding shares of Guardian in the open market for a cash payment of 80 pence per share, totaling approximately £14.1 million (approximately $20.5 million).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements about the outlook of SunGard Data Systems Inc. (the Company) and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. Since these statements are subject to risks and uncertainties and are subject to change at any time, actual results could differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as: the effect of general economic and market conditions on processing levels and software and services buying decisions; the ramifications of the events of September 11, 2001; the timing and magnitude of software sales; the timing and scope of technological advances; the integration and performance of acquired businesses, including the Comdisco, Inc. Availability Solutions business (CAS) acquired on November 15, 2001; the prospects for future acquisitions; the ability to attract and retain customers and key personnel; and the overall condition of the financial services industry. These factors, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2001, a copy of which may be obtained from the Company without charge.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the application of the Company’s significant accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, future events could cause actual results to differ from those estimates.

During the three months ended March 31, 2002, the Company recorded $1.7 million of merger costs. See Note 2 of Notes to Consolidated Financial Statements.

On May 11, 2001, the Company’s board of directors authorized a two-for-one stock split of the Company’s common stock. Stockholders of record as of the close of business on May 25, 2001 received one additional share of SunGard stock for every share held on that date. The effective date for the stock split was June 18, 2001. All per-share data for periods prior to the stock split have been adjusted to reflect the stock split.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, as of January 1, 2002, goodwill is no longer amortized, but rather is tested at least annually for impairment. If goodwill is considered to be impaired, some or all of the goodwill is written off as a charge to operations. At March 31,

2002, the Company has $633.2 million of goodwill ($323.7 million of which is related to the CAS acquisition). The Company believes that no impairment of goodwill existed at March 31, 2002.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include postage, travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the three months ended March 31, 2002 and 2001, reimbursed expenses totaled $14.0 million and $13.6 million, respectively. Total reimbursed expenses for the full-year 2001 totaled $53.2 million. Approximately one-half of total reimbursed expenses are related to rebilled postage costs in the Company’s automated mailing services business. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

Results of Operations:

The following supplemental unaudited income statement information should be read along with the unaudited consolidated financial statements and notes thereto included in this report. Effective January 1, 2002, a re-alignment of management responsibilities caused a change in segment reporting. A group of businesses that provide general ledger and administration software systems and services to the public sector, including state and local governments, colleges, universities and school districts, which previously was reported as a part of the investment support systems (ISS) segment, is now included in other businesses. This change in segment reporting has been reflected for all periods presented (see Note 7 of notes to consolidated financial statements).

SunGard Data Systems Inc.

Supplemental Income Statement Information
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Investment support systems	$327,359	$305,391
Availability services	237,310	109,771
Other businesses	29,570	25,653
Reimbursed expenses	13,984	13,584

	$608,223	$454,399

Income from operations:
Investment support systems	$74,926	$57,630
Availability services	46,017	31,978
Other businesses	6,626	3,947
Corporate administration	(9,286)	(8,602)
Merger costs	(1,677)	—

	$116,606	$84,953

Operating margin (excluding merger costs):
Investment support systems	22.9%	18.9%

Availability services	19.4%	29.1%

Other businesses	22.4%	15.4%

Total	19.4%	18.7%

Income from Operations:

The Company sells a significant portion of its products and services to the financial services industry and could be affected directly by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

Certain ISS businesses derive a significant portion of revenues from software sales. Since there are inherent difficulties in predicting the timing and magnitude of software sales, there is the potential for fluctuations in quarterly revenues and income.

ISS is comprised of groups of related businesses that sell software and related services to the financial services industry. SunGard Availability Services (SAS) provides a comprehensive continuum of information availability services for all major computing platforms, including high-availability infrastructure for business continuity, enabling clients to have around-the-clock access to business-critical information. SAS also provides technology and systems management services for application and data center outsourcing, as well as information availability consulting services and planning software. Historically, these businesses in the aggregate have usually met or exceeded expectations. During the three months ended March 31, 2002, overall results met expectations due primarily to cost controls. While overall results met expectations in the first quarter of 2001, overall results for the full-year 2001 did not meet expectations due primarily to the deterioration in the economy throughout the year, and the disruption of normal business patterns caused by the events of September 11, which led to delays in closing software sales and to lost processing revenue, especially when the U.S. financial markets were closed.

The Company expects that the full-year 2002 operating margin will be somewhat higher than the full-year 2001 operating margin before merger costs and one-time items in both years. The most important factors affecting the operating margin are: the effect of general economic and market conditions on processing levels and software and services buying decisions; the ramifications of the events of September 11; the overall condition of the financial services industry; the timing and magnitude of software license sales; the integration and performance of acquired businesses, including CAS; the rate and value of new contract signings and renewals; the level of product development spending; and the timing and magnitude of equipment and facilities expenditures.

Investment Support Systems (ISS):

The ISS operating margin is 22.9% and 18.9% for the three month periods ended March 31, 2002 and 2001, respectively. The increased operating margin in 2002 is due primarily to cost controls implemented throughout 2001 in response to slowing revenue growth.

The most important factors affecting the ISS operating margin are the impact of general economic and market conditions on processing levels and software and services buying decisions, the overall condition of the financial services industry, the timing and magnitude of software license sales, the operating margins of recently acquired businesses and the level of product development spending.

SunGard Availability Services (SAS):

The SAS operating margin is 19.4% and 29.1% during the three month periods ended March 31, 2002 and 2001, respectively. The lower margin in 2002 is due to the effect of the significantly lower margin of CAS and, to a lesser extent, higher costs resulting from expansion of the Company’s facilities in 2001.

The most important factors affecting the SAS operating margin are the rate of integration of CAS, the rate and value of new contract signings and renewals, the timing and magnitude of equipment and facilities expenditures and the benefit derived from the general industry trend of lower per-unit costs for technology. Compared to the Company’s historical SAS customer base, the acquired CAS customer base has a greater concentration of revenue in a smaller number of accounts and a shorter average remaining contract term. Consequently, the amount and percentage of annual SAS revenue that is subject to renewal has significantly increased.

Revenues:

Total revenues for the three month period ended March 31, 2002 increased $153.8 million, or 34%, compared to the corresponding period in 2001. Excluding acquired businesses, revenues increased approximately 2%, compared to increases of approximately 12% and 3% during the three month periods ended March 31, 2001 and December 31, 2001, respectively. The lower rate of revenue growth during the three months ended March 31, 2002 is due primarily to the impact of general economic and market conditions on processing levels and software and services buying decisions, especially in the financial services industry. While the Company expects that the rate of revenue growth for the full-year 2002, excluding revenues from recently acquired businesses, will be somewhat higher than the 2% rate of growth in the first quarter of 2002, the Company believes that overall technology spending in the financial services industry will remain under pressure for the balance of 2002.

Recurring revenues, defined as revenues from processing services, availability services, professional services, software maintenance, software support, and software and hardware rentals, increased 38% during the three months ended March 31, 2002, to $544.1 million, representing 89% of total revenues, compared to $395.4 million, or 87% of total revenues, during the comparable period in 2001. The increase in 2002 is due primarily to revenues from acquired businesses and an increase in revenues from SAS, offset in part by a decrease in revenues from brokerage and execution systems.

Professional services revenues are $89.9 million and $83.0 million during the three month periods ended March 31, 2002 and 2001, respectively. The increase in 2002 is due primarily to increases in revenues from acquired businesses, offset in part by a decrease in revenues from brokerage and execution systems.

Nonrecurring revenues, defined as revenues from software licenses and resales of third-party software and hardware, are $50.1 million and $45.4 million during the three month periods ended March 31, 2002 and 2001, respectively. This includes software license revenues of $36.4 million and $37.0 million during the corresponding periods in 2002 and 2001, respectively. The relatively flat software license revenues in 2002 are due primarily to the economic slowdown and a decrease in technology spending, especially in the financial services industry.

Investment Support Systems:

ISS revenues increased $22.0 million, or 7%, during the three month period ended March 31, 2002, as compared to the corresponding period in 2001. Excluding acquired businesses, ISS revenues decreased approximately 2% in 2002 as compared to an increase of approximately 11% in the corresponding period in 2001. The lower rate of revenue growth during 2002 is due primarily to the impact of general economic and market conditions on processing levels and software and services buying decisions, especially in the financial services industry, resulting in a decrease in revenues from brokerage and execution systems and relatively flat revenue growth from other ISS businesses.

During the three month period ended March 31, 2002, recurring ISS revenues increased $22.8 million, or 8%, while nonrecurring ISS revenues decreased $0.9 million, or 2%. The increase in recurring ISS revenues is due primarily to acquired businesses. This increase is partially offset by lower recurring revenues from brokerage and execution systems.

SunGard Availability Services:

SAS revenues increased $127.5 million, or 116%, during the three month period ended March 31, 2002, as compared with the corresponding period in 2001. The increase in SAS revenues is due primarily to approximately $115 million of revenues (including third party fees from equipment resales totaling $4.9 million) resulting from the acquisition of CAS, new contract signings and renewals, continued growth in demand for midrange platforms, network services and work-group recovery, and increases in professional services. Excluding acquired businesses, SAS revenues increased approximately 11% in 2002, as compared to approximately 14% in the corresponding period in 2001.

The CAS acquisition approximately doubles the size of the SAS business, providing the Company with significant additional expertise, resources and geographic coverage, including state-of-the-art facilities in the New York City region that have a strong focus in the financial services industry, as well as additional business continuity operations in other areas throughout North America, the United Kingdom and France. The integration of the CAS operations is well underway. Approximately 350 positions, or about 15% of the combined SAS workforce, have been eliminated, and approximately eighteen SAS facilities are targeted to be closed beginning in the second quarter of 2002 (see Note 2 of Notes to Consolidated Financial Statements). As a result of the CAS acquisition, full-year SAS revenues are expected to increase to approximately 40% of total revenues in 2002. In addition, on April 26, 2002, the Company announced an offer to acquire the shares of Guardian iT plc (see Note 8 of Notes to Consolidated Financial Statements).

Other Businesses:

The Company’s remaining businesses provide general ledger and administration software systems to the public sector, work-flow management systems to healthcare insurance organizations and an automated mailing service. Revenues from these businesses increased $3.9 million, or 15%, during the three months ended March 31, 2002, as compared to the corresponding period in 2001. The increase is due primarily to an increase in revenues from the public sector business.

Costs and Expenses:

Cost of sales and direct operating expenses for the three month period ended March 31, 2002 increased $62.1 million, or 32%, compared to the corresponding period in 2001. The increase is due primarily to acquired businesses, partially offset by cost controls.

Sales, marketing and administration expenses for the three month period ended March 31, 2002 increased $33.6 million, or 34%, compared to the corresponding period in 2001. The increase is due primarily to acquired businesses, partially offset by cost controls.

Product development expenses for the three month period ended March 31, 2002 increased $0.7 million, or 2%, compared to the corresponding period in 2001. The increase is due primarily to acquired businesses. Gross development costs capitalized during the three month periods ended March 31, 2002 and 2001 are $4.1 million and $2.7 million, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, are $1.6 million in both periods, resulting in net capitalized development costs of $2.5 million and $1.1 million during the three month periods ended March 31, 2002 and 2001, respectively.

Depreciation and amortization for the three month period ended March 31, 2002 increased $25.3 million, or 115%, compared to the corresponding period in 2001. The increase is due primarily to the acquisition of CAS, offset in part by lower capital spending.

Amortization of all acquisition-related intangible assets for the three month periods ended March 31, 2002 and 2001 are $14.0 million and $15.1 million, respectively ($0.03 and $0.04 per diluted share, respectively). The decrease is due to the implementation of SFAS Number 142, which required that amortization of goodwill cease as of January 1, 2002, and is offset in part by an increase in amortization of intangibles other than goodwill due to recently acquired businesses. Amortization of goodwill for the three month period ended March 31, 2001 totaled $4.6 million ($0.013 per diluted share).

As explained in Note 2 of Notes to Consolidated Financial Statements, in the three months ended March 31, 2002, the Company recorded merger costs of $1.7 million related to a facility closure in connection with the CAS acquisition.

Interest income for the three month period ended March 31, 2002 decreased $4.8 million to $2.3 million, as compared to $7.1 million in the corresponding period in 2001. Interest expense for the three month period ended March 31, 2002 increased to $4.2 million, as compared to $0.5 million in the corresponding period in 2001. The decrease in interest income and the increase in interest expense are due to cash paid and debt incurred in connection with the acquisition of CAS. Interest income also declined due to lower interest rates.

The Company’s effective income tax rate is 39.0% for the three month period ended March 31, 2002, as compared to 41.1% during the three months ended March 31, 2001. The lower rate in 2002 is due primarily to the cessation of amortization of non-deductible goodwill.

Liquidity and Capital Resources:

At March 31, 2002, cash and short-term investments are $492.3 million, an increase of $96.0 million from December 31, 2001. Cash flow from operations increased $133.6 million, reaching $228.0 million during the first three months of 2002. At March 31, 2002, the Company has $1.3 million of short-term debt and $355.4 million of long-term debt, while stockholders’ equity exceeds $1.88 billion. The Company borrowed $450.0 million in connection with the CAS acquisition and repaid $100.0 million in short-term borrowings during the first quarter of 2002. The remaining $350.0 million of long-term debt is payable in January 2005 or earlier at the Company’s option.

The Company’s remaining commitments consist primarily of operating leases for computer equipment and facilities, with total remaining commitments of approximately $396.0 million at December 31, 2001, of which approximately $91.0 million will be paid in 2002. In addition, on April 26, 2002, the Company announced an offer to acquire the shares of Guardian iT plc (Guardian). The transaction values Guardian at approximately $240 million, inclusive of bank debt and finance lease obligations, a substantial portion of which is required to be paid upon closing of the acquisition. The offer is subject to certain conditions, principally acceptance of the offer by Guardian’s shareholders and anticompetition clearance in the UK. Closing is expected to take place by July 26, 2002. The Company expects to use existing cash resources to fund the acquisition.

The Company expects that its existing cash resources and cash generated from operations for the foreseeable future will be sufficient to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions, the purchase price for Guardian, and ordinary capital spending needs. Furthermore, the Company has a revolving credit agreement under which $150.0 million is currently available for short-term borrowing through January 24, 2003, and believes that it has the capacity to secure additional credit or issue equity to finance additional capital needs.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company has not recently used derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less, and, in connection with the acquisition of CAS, the Company borrowed cash under the terms of its variable-rate credit facility. While changes in interest rates could decrease the Company’s interest income or increase its interest expense, the Company does not believe that it has a material exposure to changes in interest rates. Based on the Company’s current borrowings under its variable-rate credit facility of $350.0 million, a 1% change in the Company’s borrowing rate would increase annual interest expense related to the credit facility by $3.5 million.

While approximately 20% of the Company’s revenues comes from sales to customers located outside of the United States, approximately one-half of those revenues are U.S. dollar-denominated sales by U.S.-based operations. For the Company’s foreign operations, the Company generally matches local currency revenues with local currency costs. For these reasons, the Company does not believe that it has a material exposure to changes in foreign currency exchange rates.

The Company’s offer to acquire the entire share capital of Guardian will require the Company to purchase approximately £56 million in the currency markets should the remaining conditions be satisfied. On May 1, 2002, the Company purchased 24.89% of the outstanding shares of Guardian in the open market for a cash payment of 80 pence per share, totaling approximately £14.1 million (approximately $20.5 million), reducing the remaining amount to be funded to approximately £42.0 million (approximately $61 million). In addition, at March 31, 2002, Guardian has debt and finance leases, net of cash balances, of approximately £111 million (approximately $161 million). A substantial portion of these balances will need to be repaid on a change in control of Guardian and are payable primarily in British Pounds or Euros. The

Company currently remains exposed to changes in exchange rates for these amounts, but expects to enter into forward contracts when the remaining conditions to the acquisition are satisfied.

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

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

By:	MICHAEL J. RUANE
Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)
Date:    May 15, 2002