Form 10-Q
period 2002-06-30
SUNGARD DATA SYSTEMS INC
filed 2002-08-14
CIK 789388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-12989

SunGard® Data Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1285 Drummers Lane,  Wayne, Pennsylvania 19087
(Address of principal executive offices, including zip code)

(610) 341-8700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 282,580,904 shares of the registrant’s common stock, par value $.01 per share, outstanding at June 30, 2002.

SUNGARD DATA SYSTEMS INC.
AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	June 30, 2002 (Unaudited)	December 31, 2001
Assets
Current:
Cash and equivalents	$438,797	$396,320
Trade receivables, less allowance for doubtful accounts of $43,658 and $36,951	495,320	524,735
Earned but unbilled receivables	46,954	52,709
Prepaid expenses and other current assets	69,007	97,569
Deferred income taxes	45,767	46,871

Total current assets	1,095,845	1,118,204

Property and equipment, less accumulated depreciation of $538,205 and $453,464	501,761	544,538
Software products, less accumulated amortization of $245,778 and $220,453	133,552	140,459
Customer base, less accumulated amortization of $91,894 and $80,422	255,160	262,619
Other tangible and intangible assets, less accumulated amortization of $23,563 and $20,625	77,232	68,455
Deferred income taxes	135,808	142,418
Goodwill	639,348	621,465

	$2,838,706	$2,898,158

Liabilities and Stockholders' Equity
Current:
Short-term and current portion of long-term debt	$3,101	$103,157
Accounts payable	32,864	38,981
Accrued compensation and benefits	111,026	132,691
Other accrued expenses	102,637	98,777
Accrued income taxes	24,325	23,732
Deferred revenues	338,828	351,490

Total current liabilities	612,781	748,828

Long-term debt	230,470	355,474

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 283,260 and 281,422 shares issued	2,833	2,814
Capital in excess of par value	797,172	763,407
Restricted stock plans and notes receivable from common stock	(2,268)	(3,514)
Retained earnings	1,222,745	1,071,039
Accumulated other comprehensive loss	(10,292)	(25,179)

	2,010,190	1,808,567
Treasury stock, at cost, 679 and 650 shares	(14,735)	(14,711)

Total stockholders' equity	1,995,455	1,793,856

	$2,838,706	$2,898,158

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Services	$1,108,729	$807,393	$564,615	$411,991
License and resale fees	94,896	95,593	44,771	50,180

Product and service revenues	1,203,625	902,986	609,386	462,171
Reimbursed expenses	27,926	26,433	13,942	12,849

Gross revenues	1,231,551	929,419	623,328	475,020

Costs and expenses:
Cost of sales and direct operating	521,829	383,814	266,613	190,651
Sales, marketing and administration	245,945	195,284	114,924	97,837
Product development	81,565	83,981	39,160	42,294
Depreciation and amortization	94,872	46,661	47,564	24,629
Amortization of acquisition-related intangible assets	31,738	31,425	17,748	16,308
Merger costs	1,677	1,829	—	1,829

	977,626	742,994	486,009	373,548

Income from operations	253,925	186,425	137,319	101,472
Interest income	4,717	14,623	2,381	7,505
Interest expense	(6,979)	(1,305)	(2,826)	(784)
Other income (expense)	590	—	590	—

Income before income taxes	252,253	199,743	137,464	108,193
Income taxes	100,548	81,509	55,780	43,913

Net income	$151,705	$118,234	$81,684	$64,280

Basic net income per common share	$0.54	$0.43	$0.29	$0.23

Diluted net income per common share	$0.52	$0.42	$0.28	$0.22

Shares used to compute net income per common share:
Basic	281,760	272,546	282,277	277,596

Diluted	290,974	282,400	290,770	287,403

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flow from operations:
Net income	$151,705	$118,234
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	126,610	78,086
Other noncash credits	(2,823)	(5,230)
Deferred income tax provision	7,715	6,096
Accounts receivable and other current assets	95,343	20,650
Accounts payable and accrued expenses	(16,615)	(26,890)
Deferred revenues	(15,165)	11,394

Cash flow from operations	346,770	202,340

Financing activities:
Cash received from stock option and award plans	28,824	35,304
Cash received from borrowings, net of fees	50,191	—
Cash used to repay debt	(278,678)	(17,110)

Total financing activities	(199,663)	18,194

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(25,125)	(4,517)
Cash paid for property and equipment	(42,665)	(65,153)
Cash paid for software and other assets	(16,329)	(20,393)
Cash paid for 25% interest in Guardian iT plc	(20,511)	—
Cash paid for purchases of short-term investments	—	(123,535)
Cash received from sale of long-term investment	—	16,057
Cash received from sales and maturities of short-term investments	—	137,560

Total investment activities	(104,630)	(59,981)

Increase in cash and equivalents	42,477	160,553
Beginning cash and equivalents	396,320	255,835

Ending cash and equivalents	$438,797	$416,388

Supplemental information:
Acquired businesses:
Property and equipment	$(5,310)	$3,203
Software products	3,568	4,814
Customer base	4,893	—
Goodwill	17,296	22,309
Other tangible and intangible assets	5,750	1,927
Purchase price obligations and debt assumed	(3,068)	(13,156)
Net current assets acquired (liabilities assumed)	1,996	(117)
Common stock issued and net equity acquired in poolings of interests	—	(14,463)

Cash paid for acquired businesses, net of cash acquired	$25,125	$4,517

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

Operating results for the six and three month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2.    Acquisitions:

Purchase Transactions:

During the six months ended June 30, 2002, the Company completed four acquisitions in its investment support systems segment. Total cash paid in connection with these acquisitions is $25.1 million, subject to certain adjustments. Goodwill recorded for all of these acquisitions is $10.8 million.

At June 30, 2002, the purchase-price allocation to the Comdisco Availability Solutions (CAS) assets acquired and liabilities assumed is preliminary. The amounts allocated to property and equipment ($304.2 million) are based on preliminary conclusions resulting from independent inventories and appraisals, and the amounts allocated to contracts and customer base ($206.0 million) are based on conclusions from independent appraisals, which include an analysis of the business and expected cash flows. Total costs accrued in 2001 for severance and facility closures was $23.2 million, $17.3 million of which was the estimated costs of closing certain CAS facilities and terminating certain CAS employees and therefore accrued as a cost of the acquisition and as part of goodwill. The remaining $5.9 million represents the estimated costs for terminating certain of the Company’s employees and closing certain of the Company’s facilities and were included in merger costs in the fourth quarter of 2001. The Company terminated approximately 350 employees and expects to close eighteen facilities.

During 2002, the plans for severance and facility closures relating to the CAS acquisition were adjusted, resulting in changes in estimates due to the following reasons: 1) finalizing severance payments, 2) incurring additional facility charges in connection with a vacated office facility in Illinois, 3) reevaluating the earlier decision to close a facility in Massachusetts, and 4) revising plans for facilities in Texas. The first quarter decision to close the Company’s existing facility in Massachusetts resulted in merger costs of $1.7 million, or less than $0.01 per diluted share, being recorded during the first quarter of 2002. The impact of the other revisions to severance and facility closure accruals was a net increase to goodwill of $2.1 million during the six months ended June 30, 2002.

The activity relating to severance and facility closure accruals in connection with the CAS acquisition follows (in thousands):

	Severance	Facilities	Total
Accrued at November 15, 2001	$12,878	$10,305	$23,183
Payments	(741)	—	(741)

Accrued at December 31, 2001	12,137	10,305	22,442
Changes in estimates	2,195	1,576	3,771
Payments	(13,736)	(668)	(14,404)

Accrued at June 30, 2002	$596	$11,213	$11,809

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the CAS acquisition had occurred as of the beginning of the period presented (January 1, 2001). The following unaudited pro forma information for the six months ended June 30, 2001 (in thousands, except per-share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during that period, nor the results that may be obtained in the future.

Pro Forma Six Months Ended June 30, 2001
Revenues	$1,170,924
Net income	$113,227
Diluted net income per common share, as reported	$0.42
Pro forma diluted net income per common share	$0.40

3.    Recent Accounting Pronouncements:

Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, as of January 1, 2002, goodwill is no longer amortized, but rather is tested at least annually for impairment. As required by

SFAS 142, the Company completed the goodwill impairment test during the quarter ended June 30, 2002, and believes that no goodwill impairment currently exists.

Adjusted net income and adjusted net income per common share for the six and three months ended June 30, 2001 as if SFAS 142 had been in effect as of January 1, 2001 follows (in thousands, except per-share amounts):

	June 30, 2001
	Six Months Ended	Three Months Ended
Net income as reported	$118,234	$64,280
Amortization of goodwill	10,279	5,675
Tax effect of amortization of goodwill	(1,822)	(923)

Adjusted net income	$126,691	$69,032

Net income per common share, as reported:
Basic	$0.43	$0.23

Diluted	$0.42	$0.22

Adjusted net income per common share:
Basic	$0.46	$0.25

Diluted	$0.45	$0.24

Additionally, effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include postage, travel, meals and certain telecommunication costs. Approximately one-half of the Company’s total reimbursed expenses are related to rebilled postage costs in the Company’s automated mailing services business. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

4.    Common Stock Split:

On May 11, 2001, the Company’s board of directors authorized a two-for-one stock split of the Company’s common stock. Stockholders of record as of the close of business on May 25, 2001 received one additional share of SunGard stock for every share held on that date. The effective date for the stock split was June 18, 2001. The number of shares used for purposes of calculating net income per common share and all per-share data prior to June 18, 2001 has been adjusted to reflect the stock split.

5.    Shares Used in Computing Net Income Per Common Share:

The computation of shares used in computing basic and diluted net income per common share for the six and three months ended June 30, 2002 and 2001 follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding and shares used for calculation of basic net income per common share	281,760	272,546	282,277	277,596
Dilutive effect of employee stock options	9,214	9,854	8,493	9,807

Total shares used for calculation of diluted net income per common share	290,974	282,400	290,770	287,403

During the six and three months ended June 30, 2002, the Company had a total of approximately 4.2 million and 6.5 million anti-dilutive weighted shares, respectively, which have been excluded from the calculation of the dilutive effect of employee stock options because the option exercise price is greater than the average share price during the respective six and three month periods.

6.    Comprehensive Income:

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of total comprehensive income for the six and three months ended June 30, 2002 and 2001 follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Net income	$151,705	$118,234	$81,681	$64,280
Foreign currency translation gains (losses)	14,887	(9,051)	17,587	(1,210)
Unrealized gains on marketable securities	—	6,559	—	8,558
Income tax effect	—	(2,296)	—	(2,996)

Total comprehensive income	$166,592	$113,446	$99,268	$68,632

The unrealized gains on marketable securities in 2001 result primarily from the Company’s investment in approximately 16.6% of the common stock in Tecnomatix Technologies Ltd. (NASDAQ: TCNO). The investment, which had been classified as an investment held for sale, was sold during the second quarter of 2001, resulting in a gain of $0.9 million, which was included in interest income in 2001.

7.    Operating Segments:

The Company’s three operating segments consist of an investment support systems (ISS) business, an availability services (SAS) business, and a third segment referred to as other businesses. The Company’s operating segments are groups of businesses that offer similar products and services. The segments are managed separately since each business requires different technology and marketing strategies. Effective January 1, 2002, a minor re-alignment of management responsibilities caused a change in segment reporting. A group of businesses that provide general ledger and administration software systems and services to the public sector, including state and local governments, colleges, universities and school districts, which previously was reported as a part of the ISS segment, is now included in other businesses. This change in segment reporting has been reflected for all periods presented.

ISS designs, markets and maintains a comprehensive set of proprietary software applications that are delivered to customers on application-service-provider and license bases. The common element of these systems is the automation of the complex transaction processing associated with investment operations. SAS provides a comprehensive continuum of information availability services for all major computing platforms, including high-availability infrastructure for business continuity, enabling clients to have around-the-clock access to business-critical information. SAS also provides technology and systems management services for application and data center outsourcing, as well as information availability consulting services and business continuity planning software. Other businesses consist of a group of businesses that provide general ledger and administration software systems to the public sector, work-flow management systems to healthcare insurance organizations and an automated mailing service.

The operating results for each operating segment for the six and three months ended June 30, 2002 and 2001 follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Investment support systems	$666,948	$627,390	$339,589	$321,999
Availability services	475,540	222,682	238,230	112,911
Other businesses	61,137	52,914	31,567	27,261
Reimbursed expenses	27,926	26,433	13,942	12,849

	$1,231,551	$929,419	$623,328	$475,020

Income from operations:
Investment support systems	$155,147	$130,186	$80,221	$72,556
Availability services	105,643	64,712	59,626	32,734
Other businesses	14,696	9,567	8,070	5,620
Corporate administration	(19,884)	(16,211)	(10,598)	(7,609)
Merger costs	(1,677)	(1,829)	—	(1,829)

	$253,925	$186,425	$137,319	$101,472

8.    Subsequent Events:

On July 1, 2002, the Company completed its previously announced acquisition of substantially all of the outstanding shares of Guardian iT plc (Guardian). Guardian is a UK-based international supplier of business-critical information technology solutions and, upon closing of the transaction, has become part of the Company’s SAS segment. The purchase price values Guardian at approximately $265.0 million, consisting of approximately $85.0 million for the shares of Guardian, plus approximately $180.0 million of Guardian bank debt and finance lease obligations. During the second quarter of 2002, the Company purchased approximately 25% of the Guardian shares outstanding for $20.5 million. To complete the transaction in July 2002, the Company borrowed an additional $55.0 million under its existing credit agreement and paid approximately $165.0 million to purchase substantially all of the remaining outstanding shares and to pay down the balance of Guardian’s bank debt. The Company expects that most of the remaining Guardian finance lease obligations, totaling approximately $80.0 million, will be paid during the third quarter of 2002 using existing cash resources.

During the year ended December 31, 2001, under accounting principles generally accepted in the United Kingdom, Guardian reported total revenues of approximately £114.7 million (approximately $165.6 million) and a net loss of approximately £96.2 million (approximately $138.9 million), including a charge of approximately £86.2 million (approximately $124.5 million) relating to goodwill impairment and other non-recurring charges.

On July 9, 2002, the Company announced the signing of a definitive agreement to acquire the remaining 78% of the shares of BRUT LLC (BRUT) not already owned by the Company and upon closing, which is expected to be in the third quarter, the Company will own 100%. BRUT is an electronic communications network, or ECN, which is an alternative electronic stock-trading venue. The acquisition is not expected to have a material effect on the Company’s financial condition or its results of operations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements about the outlook of SunGard Data Systems Inc. (the Company) and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. These statements are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as: the effect of the slowdown in the domestic and global economies on information technology (IT) spending levels and processing revenues; the ramifications of the events of September 11, 2001; the timing and magnitude of software sales; the timing and scope of technological advances, including those resulting in more alternatives for high-availability services; the integration and performance of acquired businesses, including the availability services businesses of Comdisco, Inc. (CAS), acquired on November 15, 2001, and of Guardian iT plc (Guardian), acquired on July 1, 2002; the prospects for future acquisitions; the ability to attract and retain customers and key personnel; and the overall condition of the financial services industry. The factors set forth in this paragraph and other factors which may affect SunGard or its ability to complete acquisitions and realize the expected benefits of acquisitions, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2001, a copy of which may be obtained from the Company without charge.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the application of the Company’s significant accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, future events could cause actual results to differ from those estimates.

During the six months ended June 30, 2002, the Company recorded $1.7 million of merger costs. See Note 2 of Notes to Consolidated Financial Statements. In addition, during the second quarter of 2002, the Company recorded other income of $0.6 million, comprised of a $2.9 million gain on currency purchases made in late June 2002 that were needed for the acquisition of Guardian on July 1, 2002, offset in part by $2.3 million of expense related to the Company’s 25% interest in Guardian’s loss for May and June of 2002.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, as of January 1, 2002, goodwill is no longer amortized, but rather is tested at least annually for impairment. If goodwill is considered to be impaired, some or all of the goodwill is written off as a charge to operations. At June 30, 2002, the Company has $639.3 million of goodwill ($329.1 million of which is related to the CAS acquisition). The Company believes that no impairment of goodwill existed at June 30, 2002.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include postage, travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the six months ended June 30, 2002 and 2001, reimbursed expenses totaled $27.9 million and $26.4 million, respectively. Total reimbursed expenses for the full-year 2001 totaled $53.2 million. Approximately one-half of total reimbursed expenses are related to rebilled postage costs in the Company’s automated mailing services business. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

RESULTS OF OPERATIONS:

The following supplemental unaudited income statement information should be read along with the unaudited consolidated financial statements and notes thereto included in this report. Effective January 1, 2002, a minor re-alignment of management responsibilities caused a change in segment reporting. A group of businesses that provide general ledger and administration software systems and services to the public sector, including state and local governments, colleges, universities and school districts, which previously was reported as a part of the investment support systems (ISS) segment, is now included in other businesses. This change in segment reporting has been reflected for all periods presented (see Note 7 of Notes to Consolidated Financial Statements).

SunGard Data Systems Inc.

Supplemental Income Statement Information
(In thousands)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Investment support systems	$666,948	$627,390	$339,589	$321,999
Availability services	475,540	222,682	238,230	112,911
Other businesses	61,137	52,914	31,567	27,261
Reimbursed expenses	27,926	26,433	13,942	12,849

	$1,231,551	$929,419	$623,328	$475,020

Income from operations:
Investment support systems	$155,147	$130,186	$80,221	$72,556
Availability services	105,643	64,712	59,626	32,734
Other businesses	14,696	9,567	8,070	5,620
Corporate administration	(19,884)	(16,211)	(10,598)	(7,609)
Merger costs	(1,677)	(1,829)	—	(1,829)

	$253,925	$186,425	$137,319	$101,472

Operating margin (excluding merger costs):
Investment support systems	23.3%	20.8%	23.6%	22.5%

Availability services	22.2%	29.1%	25.0%	29.0%

Other businesses	24.0%	18.1%	25.6%	20.6%

Total	20.8%	20.3%	22.0%	21.7%

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

ISS is comprised of groups of related businesses that sell software and related services to the financial services industry. SunGard Availability Services (SAS) provides a comprehensive continuum of information availability services. Historically, all of these businesses in the aggregate have usually met or exceeded expectations. During the six months ended June 30, 2002, overall results met expectations due to the impact of planned cost controls and the integration of CAS into the Company. While overall results met expectations in the first half of 2001, overall results for the full-year 2001 did not meet expectations due primarily to the deterioration in the economy throughout the year and the disruption of normal business patterns caused by the events of September 11, which led to delays in closing software sales and to lost processing revenue, especially when the U.S. financial markets were closed.

The Company expects that the full-year 2002 operating margin will be somewhat higher than the full-year 2001 operating margin before merger costs and one-time items in both years. The most important factors affecting the operating margin are: the effect of the economic slowdown on IT spending levels and processing revenues; the ramifications of the events of September 11; the overall condition of the financial services industry; the timing and magnitude of software license sales; the integration and performance of acquired businesses; the rate and value of new contract signings and renewals; the level of product development spending; and the timing and magnitude of equipment and facilities expenditures.

Investment Support Systems (ISS):

The ISS operating margin is 23.3% and 23.6% for the six and three month periods ended June 30, 2002, compared to 20.8% and 22.5% during the same periods in 2001, respectively. Despite a decline in ISS software license fees of $9.8 million and $8.5 million during the six and three months ended June 30, 2002 compared to the same periods in 2001, overall ISS operating margins were higher in 2002 compared to 2001 due primarily to planned cost controls implemented throughout 2001 and 2002 in response to slowing revenue growth.

The most important factors affecting the ISS operating margin are the impact of the economic slowdown on IT spending levels and processing revenues, the overall condition of the financial services industry, the timing and magnitude of software license sales, the operating margins of recently acquired businesses and the level of product development spending.

SunGard Availability Services (SAS):

The SAS operating margin is 22.2% and 25.0% during the six and three month periods ended June 30, 2002, compared to 29.1% and 29.0% during the same periods in 2001, respectively. The lower operating margins in 2002 are due to the effect of the significantly lower operating margin of CAS and, to a lesser extent, higher costs resulting from expansion of the Company’s facilities in 2001. The Company expects that the SAS operating margin will decline during the second half of 2002 as a result of the significantly lower operating margin of the Guardian business, acquired on July 1, 2002.

The most important factors affecting the SAS operating margin are the rate of integration of CAS and Guardian, the rate and value of new contract signings and renewals, the timing and magnitude of equipment and facilities expenditures and the benefit derived from the general industry trend of lower per-unit costs for technology. Compared to the Company’s historical SAS customer base, the acquired CAS customer base has a greater concentration of revenue in a smaller number of accounts and a shorter average remaining contract term. Consequently, the amount and percentage of annual SAS revenue that is subject to renewal has significantly increased.

REVENUES:

Total revenues for the six and three month periods ended June 30, 2002 increased $302.1 million, or 33%, and $148.3 million, or 31%, respectively, compared to the same periods in 2001. Excluding acquired businesses, revenues increased approximately 3% during the quarter, compared to an increase of approximately 9% during the three month period ended June 30, 2001. The lower rate of revenue growth during the three month period ended June 30, 2002 compared to the same period in 2001 is due primarily to the impact of the economic slowdown on IT spending levels and processing revenues, especially in the financial services industry. The Company expects that the rate of revenue growth for the full-year 2002, excluding revenues from recently acquired businesses, will not improve. The principal reasons for this are: (1) overall IT spending in the financial services industry is expected to remain under pressure for the balance of 2002, and (2) technological advances are expected to continue providing more alternatives for high-availability services. These factors, among others, create increased pricing pressures, especially when renewing or extending contracts.

Recurring revenues, defined as revenues from processing services, availability services, professional services, software maintenance, software support, and software and hardware rentals, increased 37% during the six months ended June 30, 2002, to $1.1 billion, representing 90% of total revenues, compared to $807.4 million, or 87% of total revenues, during the same period in 2001. The increase in 2002 is due primarily to revenues from acquired businesses and an increase in revenues from SAS, offset in part by a decrease in revenues from brokerage and execution systems.

Professional services revenues for the six and three month periods ended June 30, 2002 are $182.9 million and $93.0 million, respectively, compared to $169.7 million and $86.7 million during the same periods in 2001, respectively. The increase in 2002 is due primarily to increases in revenues from acquired businesses, offset in part by a decrease in revenues from brokerage and execution systems.

Nonrecurring revenues, defined as revenues from software licenses and resales of third-party software and hardware, are $94.9 million and $44.8 million during the six and three month periods ended June 30, 2002, compared to $95.6 million and $50.2 million during the same periods in 2001, respectively. This includes software license revenues of $73.0 million and $36.6 million during the six and three months ended June 30, 2002, compared to $81.0 million and $43.9 million during the same periods in 2001, respectively. The lower software license revenues in 2002 are due primarily to the economic slowdown and a decrease in IT spending, especially in the financial services industry.

Investment Support Systems:

ISS revenues increased $39.6 million and $17.6 million, or 6% and 5%, during the six and three month periods ended June 30, 2002, compared to the same periods in 2001. Excluding acquired businesses, ISS revenues were flat during the three month period ended June 30, 2002, compared to an increase of approximately 9% in the three months ended June 30, 2001. The lower rate of revenue growth during 2002 compared to 2001 is due primarily to the impact of the economic slowdown on IT spending levels and processing revenues, especially in the financial services industry, resulting in a decrease in revenues from brokerage and execution systems offset in part by an increase in revenues from investment management systems and relatively flat revenue growth from other ISS businesses.

During the six and three month periods ended June 30, 2002, recurring ISS revenues increased $47.4 million, or 9%, and $24.5 million, or 9%, respectively, while nonrecurring ISS revenues decreased $7.8 million, or 10%, and $6.9 million, or 17%, respectively, compared to the same periods in 2001. The increase in recurring ISS revenues is due primarily to acquired businesses and an increase in revenues from investment management systems. This increase is partially offset by lower recurring revenues from brokerage and execution systems. The decrease in nonrecurring ISS revenues is due primarily to the impact of the economic slowdown on IT spending levels and processing revenues, especially in the financial services industry, resulting in a decrease in software license fees.

SunGard Availability Services:

SAS revenues increased $252.9 million, or 114%, and $125.3 million, or 111%, during the six and three month periods ended June 30, 2002, compared with the same periods in 2001. The increase in SAS revenues is due primarily to revenues (including third party fees from equipment resales totaling $4.9 million) resulting from the acquisition of CAS, new contract signings and renewals, continued growth in demand for midrange platforms, network services and work-group recovery, and increases in professional services, offset in part by revenues lost due to expiration and renegotiation of certain CAS contracts. Excluding acquired businesses, SAS revenues increased approximately 9% during the three months ended June 30, 2002, compared to approximately 12% in the second quarter of 2001. The slowing rate of revenue growth is due primarily to the economic slowdown and pricing pressures caused by, among other factors, an increasing number of technological solutions for high-availability services.

The CAS acquisition approximately doubled the size of the SAS business. On July 1, 2002, the Company completed its previously announced offer to acquire the shares of Guardian (see Note 8 of Notes to Consolidated Financial Statements). As a result of these SAS acquisitions, SAS revenues for the balance of 2002 are expected to be approximately 40% of consolidated revenues.

    Other Businesses:

The Company’s remaining businesses provide general ledger and administration software systems to the public sector, work-flow management systems to healthcare insurance organizations and an automated mailing service. Revenues from these businesses increased $8.2 million, or 16%, and $4.3 million, or 16%, during the six and three months ended June 30, 2002, compared to the same periods in 2001. The increase is due primarily to an increase in revenues from the public sector and automated mailing services businesses.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses for the six and three month periods ended June 30, 2002 increased $138.0, or 36%, and $76.0 million, or 40%, compared to the same periods in 2001. The increase is due primarily to acquired businesses, partially offset by planned cost controls.

Sales, marketing and administration expenses for the six and three month periods ended June 30, 2002 increased $50.7 million, or 26%, and $17.1 million, or 17%, compared to the same periods in 2001. The increase is due primarily to acquired businesses, partially offset by planned cost controls.

Product development expenses for the six and three month periods ended June 30, 2002 decreased $2.4 million, or 3%, and $3.1 million, or 7%, compared to the same periods in 2001. Total product development expenses as a percentage of total ISS revenues for the six and three months ended June 30, 2002 were 12%, compared to 13% during the same periods in 2001. The decrease is due primarily to a combination of approximately $3.0 million of additional software development costs that were capitalized during the six month period ended June 30, 2002 and planned cost controls, offset in part by acquired businesses. The increases in capitalized development costs are due to straight-through-processing development initiatives.

Gross product development costs capitalized during the six and three month periods ended June 30, 2002 and 2001 are $8.3 million and $4.1 million, compared to $5.3 million and $2.5 million, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, are $3.4 million and $1.7 million in the six and three months ended June 30, 2002, compared to $3.2 million and $1.6 million during the same periods in 2001, respectively, resulting in net capitalized development costs of $4.9 million and $2.4 million during the six and three months ended June 30, 2002, compared to $2.0 million and $0.9 million during the six and three month periods ended June 30, 2001, respectively.

Depreciation and amortization for the six and three month periods ended June 30, 2002 increased $48.2 million, or 103%, and $22.9 million, or 93%, compared to the same periods in 2001. The increase is due primarily to the acquisition of CAS.

Amortization of all acquisition-related intangible assets for the six and three month periods ended June 30, 2002 are $31.7 million and $17.7 million, respectively ($0.07 and $0.04 per share, respectively), compared to $31.4 million and $16.3 million ($0.08 and $0.04 per diluted share) during the same periods in 2001, respectively. The increases are due to recently acquired businesses and, in the second quarter of 2002, $3.4 million in expense associated with the partial impairment of a software product acquired in 1999, offset in part by the implementation of SFAS Number 142, which required that amortization of goodwill cease as of January 1, 2002. Amortization of goodwill for the six and three month periods ended June 30, 2001 totaled $10.3 million and $5.7 million ($0.03 and $0.02 per diluted share), respectively.

As explained in Note 2 of Notes to Consolidated Financial Statements, during the six months ended June 30, 2002, the Company recorded $1.7 million of merger costs related to a facility closure in connection with the CAS acquisition. In addition, during the second quarter of 2002, the Company recorded other income of $0.6 million, comprised of a $2.9 million gain on currency purchases made in late June 2002 that were needed for the acquisition of Guardian on July 1, 2002, offset in part by $2.3 million of expense related to the Company’s 25% interest in Guardian’s loss for May and June of 2002.

Interest income for the six and three month periods ended June 30, 2002 decreased $9.9 million and $5.1 million to $4.7 million and $2.4 million, respectively, compared to $14.6 million and $7.5 million in the same periods in 2001. Interest expense for the six and three month period ended June 30, 2002 increased to $7.0 million and $2.8 million, respectively, compared to $1.3 million and $0.8 million in the same periods in 2001. The decrease in interest income and the increase in interest expense are due primarily to cash paid and debt incurred in connection with the acquisition of CAS. Interest income also declined due to lower interest rates.

The Company’s effective income tax rate is 39.9% for the six month period ended June 30, 2002, compared to 40.8% during the six months ended June 30, 2001. The lower rate in 2002 is due primarily to the cessation of amortization of nondeductible goodwill and nondeductible merger costs in 2001, offset in part by lower tax-free interest income and a $2.3 million after-tax loss, included in other income, associated with the Company’s 25% interest in Guardian’s loss for May and June of 2002. Excluding the effect of Guardian, the Company’s effective income tax rate for the six months ended June 30, 2002 is 39.5%.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2002, cash and short-term investments are $438.8 million, an increase of $42.4 million from December 31, 2001. Cash flow from operations increased $144.4 million, reaching $346.8 million during the first six months of 2002. At June 30, 2002, the Company has $3.1 million of short-term debt and $230.5 million of long-term debt, while stockholders’ equity is $1.99 billion. The Company borrowed $450.0 million during the fourth quarter of 2001 in connection with the CAS acquisition and repaid a net $225.0 million during the first six months of 2002. Subsequent to June 30, 2002, the Company borrowed $55.0 million and used a total of approximately $165.0 million of cash to purchase substantially all of the remaining shares (approximately 75%) of Guardian that the Company did not previously own and to repay Guardian bank debt. In addition, the Company expects to use approximately $80.0 million of cash during the third quarter of 2002 to pay the balance of Guardian’s finance leases, many of which become payable upon a change in control. Total long-term bank debt (after the Guardian acquisition) of $280.0 million is payable in January 2005 or earlier at the Company’s option.

The Company’s remaining commitments consist primarily of operating leases for computer equipment and facilities, with total remaining commitments of approximately $396.0 million at December 31, 2001, of which approximately $91.0 million will be paid in 2002. In addition, on July 9, 2002, the Company announced an offer to acquire the remaining 78% of the shares of BRUT LLC (BRUT) not already owned by the Company. The transaction is expected to close during the third quarter of 2002, and it is not expected to have a material effect on the Company’s financial condition or its results of operations. The Company expects to use existing cash resources to fund the acquisition.

The Company expects that its existing cash resources and cash generated from operations for the foreseeable future will be sufficient to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions, the purchase prices for Guardian and BRUT, and ordinary capital spending needs. The Company has a revolving credit agreement with currently available capacity to borrow consisting of a $100.0 million short-term facility that expires in January 2003 unless otherwise renewed, and a $120.0 million long-term facility that expires in January 2005. The Company believes that it has the capacity to secure additional credit or issue equity to finance additional capital needs.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

With rare exception, the Company has not used derivative financial instruments to manage risk exposures or for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less, and, in connection with the acquisitions of CAS and Guardian, the Company borrowed cash under the terms of its variable-rate credit facility. While changes in interest rates could decrease the Company’s interest income or increase its interest expense, the Company does not believe that it has a material exposure to changes in interest rates. Based on the Company’s current borrowings under its variable-rate credit facility of $280.0 million, a 1% change in the Company’s borrowing rate would increase annual interest expense related to the credit facility by $2.8 million.

Historically, approximately 20% of the Company’s revenues came from sales to customers located outside of the United States, with approximately one-half of those revenues denominated in U.S. dollars. The Company has generally matched local currency revenues with local currency costs for its foreign operations. As a result of the July 1, 2002 acquisition of Guardian, approximately 25% of the Company’s annualized revenues will come from sales to customers outside of the United States, with approximately 25% of those revenues denominated in U.S. dollars. The majority of the foreign denominated revenues are denominated in the British pound and the Euro. The Company will continue to monitor its exposure to foreign exchange rates as a result of its recent acquisitions and ongoing changes in its operations.

PART II.    OTHER INFORMATION:

Item 1.    Legal Proceedings: None.

Item 2.    Changes in Securities and Use of Proceeds: None.

Item 3.    Defaults Upon Senior Securities: None.

Item 4.    Submission of Matters to a Vote of Security Holders:

(a)  The 2002 Annual Meeting of Stockholders of the registrant was held on May 10, 2002.

(b)  At the 2002 Annual Meeting, the following were elected as directors:

DIRECTOR	FOR	WITHHELD
Gregory S. Bentley	251,814,433	3,620,601
Michael C. Brooks	253,054,554	2,380,480
Cristóbal Conde	200,673,413	54,761,621
Ramon de Oliveira	252,000,666	3,434,368
Henry C. Duques	253,076,955	2,358,079
Albert A. Eisenstat	253,037,551	2,397,483
Bernard Goldstein	249,292,451	6,142,583
James L. Mann	197,877,630	57,557,404
Malcolm I. Ruddock	252,002,206	3,432,828

(c)  At the 2002 Annual Meeting, the Company’s 2002 Equity Incentive Plan was approved by the following vote:

Votes in favor	206,837,956
Votes against	46,978,803
Votes abstaining	622,033
Broker non-votes	996,242

Item 5.    Other Information: None.

Item 6.    Exhibits and Reports on Form 8-K:

(a)  Exhibits:

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Form 8-K, filed on May 7, 2002, relating to the Company’s announcement that on April 26, 2002 it had reached an agreement with the board of directors of Guardian iT plc on the terms of an offer to be made by SunGard to acquire all of the issued and to-be-issued shares of Guardian for 80 pence per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: August 13, 2002	By:	/s/ MICHAEL J. RUANE
Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.