Form 10-Q
period 2002-09-30
SUNGARD DATA SYSTEMS INC
filed 2002-11-14
CIK 789388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-12989

SunGard® Data Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1285 Drummers Lane,  Wayne, Pennsylvania 19087
(Address of principal executive offices, including zip code)

(610) 341-8700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 283,159,019 shares of the registrant’s common stock, par value $.01 per share, outstanding at September 30, 2002.

SUNGARD DATA SYSTEMS INC.
AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	September 30, 2002 (unaudited)	December 31, 2001
Assets
Current:
Cash and equivalents	$335,317	$396,320
Trade receivables, less allowance for doubtful accounts of $53,084 and $36,951	498,874	524,735
Earned but unbilled receivables	49,906	52,709
Prepaid expenses and other current assets	83,411	97,569
Deferred income taxes	50,587	46,871

Total current assets	1,018,095	1,118,204

Property and equipment, less accumulated depreciation of $587,770 and $453,464	567,018	544,538
Software products, less accumulated amortization of $256,900 and $220,453	134,740	140,459
Customer base, less accumulated amortization of $100,077 and $80,422	334,448	262,619
Other tangible and intangible assets, less accumulated amortization of $24,644 and $20,625	57,050	68,455
Deferred income taxes	105,242	142,418
Goodwill	947,722	621,465

	$3,164,315	$2,898,158

Liabilities and Stockholders' Equity
Current:
Short-term and current portion of long-term debt	$13,696	$103,157
Accounts payable	45,645	38,981
Accrued compensation and benefits	139,044	132,691
Other accrued expenses	215,844	98,777
Accrued income taxes	47,502	23,732
Deferred revenues	397,835	351,490

Total current liabilities	859,566	748,828

Long-term debt	214,510	355,474

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 283,505 and 281,422 shares issued	2,835	2,814
Capital in excess of par value	799,336	763,407
Restricted stock plans and notes receivable from common stock	(2,544)	(3,514)
Retained earnings	1,300,822	1,071,039
Accumulated other comprehensive loss	(2,869)	(25,179)

	2,097,580	1,808,567
Treasury stock, at cost, 346 and 650 shares	(7,341)	(14,711)

Total stockholders' equity	2,090,239	1,793,856

	$3,164,315	$2,898,158

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Services	$1,713,265	$1,219,075	$604,536	$411,682
License and resale fees	134,591	147,181	39,695	51,588

Product and service revenues	1,847,856	1,366,256	644,231	463,270
Reimbursed expenses	43,610	39,799	15,684	13,366

Gross revenues	1,891,466	1,406,055	659,915	476,636

Costs and expenses:
Cost of sales and direct operating	815,936	577,678	294,107	193,864
Sales, marketing and administration	362,859	293,753	116,914	98,469
Product development	118,344	128,937	36,779	44,956
Depreciation and amortization	148,360	72,412	53,488	25,751
Amortization of acquisition-related intangible assets	47,782	48,010	16,044	16,585
Merger costs	12,196	1,829	10,519	—

	1,505,477	1,122,619	527,851	379,625

Income from operations	385,989	283,436	132,064	97,011
Interest income	6,253	20,557	1,536	5,934
Interest expense	(10,596)	(1,702)	(3,617)	(397)
Other income	590	—	—	—

Income before income taxes	382,236	302,291	129,983	102,548
Income taxes	152,453	121,810	51,905	40,301

Net income	$229,783	$180,481	$78,078	$62,247

Basic net income per common share	$0.81	$0.66	$0.28	$0.22

Diluted net income per common share	$0.79	$0.64	$0.27	$0.22

Shares used to compute net income per common share:
Basic	282,108	274,720	282,805	279,069

Diluted	289,991	284,117	288,404	287,549

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flow from operations:
Net income	$229,783	$180,481
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	196,142	120,422
Other noncash credits	(4,145)	(8,933)
Deferred income tax provision	13,675	9,201
Accounts receivable and other current assets	154,499	12,216
Accounts payable and accrued expenses	16,677	23,616
Deferred revenues	(28,694)	14,923

Cash flow from operations	577,937	351,926

Financing activities:
Cash received from stock option and award plans	37,026	45,801
Cash received from borrowings, net of fees	55,466	—
Cash used to repay debt	(420,519)	(22,722)

Total financing activities	(328,027)	23,079

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(209,363)	(30,338)
Cash paid for property and equipment	(77,190)	(86,031)
Cash paid for software and other assets	(24,360)	(29,252)
Cash paid for purchases of short-term investments	—	(173,485)
Cash received from sale of long-term investment	—	16,057
Cash received from sales and maturities of short-term investments	—	177,767

Total investment activities	(310,913)	(125,282)

Increase in cash and equivalents	(61,003)	249,723
Beginning cash and equivalents	396,320	255,835

Ending cash and equivalents	$335,317	$505,558

Supplemental information:
Acquired businesses:
Property and equipment	$79,712	$15,644
Software products	7,621	5,912
Customer base	90,685	7,096
Goodwill	318,528	25,068
Other tangible and intangible assets	11,111	1,927
Purchase price obligations and debt assumed	(133,181)	(13,957)
Net current assets acquired (liabilities assumed)	(165,113)	3,111
Common stock issued and net equity acquired in poolings of interests	—	(14,463)

Cash paid for acquired businesses, net of cash acquired	$209,363	$30,338

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation:

The accompanying consolidated financial statements include the accounts of SunGard Data Systems Inc. and its subsidiaries (SunGard or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses.

On an ongoing basis, the Company evaluates its estimates. Those estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Future events could cause actual results to differ from those estimates, and those estimates may change if the underlying conditions or assumptions change. The Company amortizes identifiable intangible assets, including software product costs, over periods that it believes approximate the related useful lives of those assets based upon estimated future operating results and cash flows of the underlying business operations. Those estimates could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competitor activities. On an ongoing basis, the Company evaluates the remaining lives, carrying amounts and recoverability of all of its intangible assets.

Operating results for the nine and three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2.    Acquisitions:

During the nine month period ended September 30, 2002, the Company completed six acquisitions in its Investment Support Systems segment and one acquisition in its Availability Services segment. Cash paid, net of cash acquired, in connection with these acquisitions is $209.4 million, subject to certain adjustments. Goodwill recorded for all of these acquisitions is $315.4 million.

On July 1, 2002, the Company completed its previously announced acquisition of substantially all of the outstanding shares of Guardian iT plc (Guardian). Guardian is a UK-based international supplier of business-critical information technology solutions and has become part of the Company’s Availability Services segment. The purchase price values Guardian at approximately $272.8 million, consisting of approximately $85.5 million for the shares of Guardian, plus approximately $187.3 million of Guardian bank debt and finance lease obligations. The Company repaid Guardian’s previously existing bank debt upon consummation of the acquisition, and, subsequent to the acquisition, repaid most of Guardian’s remaining finance lease obligations.

At September 30, 2002, the purchase-price allocation to the Guardian assets acquired and liabilities assumed is preliminary. The amounts allocated to property and equipment ($82.6 million) are based on preliminary conclusions resulting from independent inventories and appraisals, and the amounts allocated to contracts and customer base ($73.0 million to be amortized over 12.5 years) are based on preliminary conclusions from independent appraisals, which include an analysis of the business and expected cash flows.

In connection with the integration of the Guardian business into the Company’s Availability Services segment, the Company expects to close thirteen facilities and terminate approximately 75 employees within the next year. Total costs accrued for facility closures and severance are $44.4 million and $5.9 million, respectively, of which $35.8 million and $4.9 million, respectively, are the estimated costs of closing certain Guardian facilities and terminating certain Guardian employees and therefore accrued as a cost of the acquisition and as part of goodwill. The remaining $9.6 million represents the estimated costs for closing certain of the Company’s facilities and terminating certain of the Company’s employees and is included in merger costs in the third quarter of 2002. At September 30, 2002, total goodwill recorded in connection with the Guardian acquisition is $263.0 million, increasing total goodwill in the Availability Services segment to $607.0 million. The purchase-price allocation will be completed upon finalization of facility closure plans, which are based in part on customer input, along with finalization of the customer base valuation, property lease valuations and fixed asset inventories and appraisals.

The preliminary purchase-price allocation for the Guardian acquisition follows (in thousands):

Cash paid (net of cash acquired of $36,893)	$139,397
Liabilities assumed:
Debt assumed, primarily capital lease obligations	121,349
Accounts payable	39,953
Accrued compensation and benefits	8,139
Accrued expenses	76,526
Deferred revenues	69,373
Deferred income taxes	21,900

Cash paid plus liabilities assumed	$476,637

Assets acquired:
Accounts receivable	$ 35,884
Prepaid expenses and other current assets	18,631
Property and equipment	82,614
Customer base	73,000
Other	3,491
Goodwill	263,017

Assets acquired	$476,637

At September 30, 2002, the purchase-price allocation to the Comdisco Availability Solutions (CAS) assets acquired and liabilities assumed is preliminary. The amounts allocated to property and equipment ($305.9 million) are based on preliminary conclusions resulting from independent inventories and appraisals, and the amounts allocated to contracts and customer base ($206.0 million amortized over 19 years) are based on conclusions from independent appraisals, which include an analysis of the business and expected cash flows. Total costs accrued in 2001 for severance and facility closures were $23.2 million, of which $17.3 million is the estimated costs of closing certain CAS facilities and terminating certain CAS employees and therefore was accrued as a cost of the acquisition and as part of goodwill. The remaining $5.9 million is the estimated costs for terminating certain of the Company’s employees and closing certain of the Company’s facilities and was included in merger costs in the fourth quarter of 2001.

During 2002, the plans for severance and facility closures relating to the CAS acquisition were adjusted, resulting in a net increase to goodwill of $0.6 million and a net reversal of merger costs of $1.2 million during the nine months ended September 30, 2002. The Company terminated approximately 350 employees, closed thirteen facilities and expects to close two additional facilities over the next six months. The facility closure accrual relates primarily to the remaining lease obligations of the fifteen facilities, and will be paid over their remaining lease terms, which extend through 2005, or until a facility is sublet. The purchase-price allocation will be completed during the fourth quarter of 2002 upon finalization of facility closure plans, which are based in part on customer input.

The activity relating to severance and facility closure accruals in connection with the CAS acquisition follows (in thousands):

	Severance	Facilities	Total
Accrued at November 15, 2001	$12,878	$10,305	$23,183
Payments	(741)	—	(741)

Accrued at December 31, 2001	12,137	10,305	22,442
Changes in estimates	1,488	(2,042)	(554)
Payments	(13,546)	(1,652)	(15,198)

Accrued at September 30, 2002	$79	$6,611	$6,690

The following unaudited pro forma combined results of operations is provided for illustrative purposes only and assumes that the CAS and Guardian acquisitions had occurred as of the beginning of the period presented (January 1, 2001). The following unaudited pro forma information for the nine months ended September 30, 2002 and 2001 (in thousands, except per-share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during that period, nor the results that may be obtained in the future.

	Nine Months Ended September 30,
	2002	2001
Revenues	$1,967,039	$1,899,868
Net income	$209,386	$160,602
Diluted net income per common share	$0.72	$0.57

On August 14, 2002, the Company completed the previously announced acquisition of the remaining 78% of the shares of Brut LLC (Brut) not already owned by the Company. Brut is an electronic communications network, or ECN, which is an alternative electronic stock-trading venue. The acquisition is not expected to have a material effect on the Company’s financial condition or its results of operations.

At September 30, 2002, the Company has a total of up to $109.2 million which could be paid as additional consideration through January 2005, contingent upon the operating performance of certain acquired businesses. The amount paid, if any, will be recorded as additional goodwill at the time the actual performance is known and the amounts become due.

During the nine and three months ended September 30, 2002, the Company recorded merger costs of $12.2 million and $10.5 million, respectively, ($0.03 and $0.02 per diluted share, respectively), as compared to $1.8 million ($0.01 per diluted share) during the nine months ended September 30, 2001. There were no merger costs recorded during the three months ended September 30, 2001. The 2002 merger costs are related to the acquisitions of Guardian, CAS and Brut, and include estimated costs related to shut-down of certain facilities, severance, and the Company’s share of accounting, investment banking and legal fees incurred by Guardian and Brut. Merger costs incurred during the nine months ended September 30, 2001 were related to an acquisition accounted for as a pooling of interests, partially offset by a break-up fee paid to the Company related to an acquisition not completed, net of related costs incurred. In addition, during the second quarter of 2002, the Company recorded other income of $0.6 million, comprised of a $2.9 million gain on currency purchases made in late June 2002 needed to fund the acquisition of Guardian on July 1, 2002, offset in part by $2.3 million of expense related to the Company’s 25% interest in Guardian’s loss for May and June of 2002.

3.    Recent Accounting Pronouncements:

Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, as of January 1, 2002, goodwill is no longer amortized, but rather is tested at least annually for impairment. As required by SFAS 142, the Company completed its goodwill impairment test, and believes that no goodwill impairment currently exists.

Adjusted net income and adjusted net income per common share for the nine and three month periods ended September 30, 2001 as if SFAS 142 had been in effect as of January 1, 2001 follows (in thousands, except per-share amounts):

	September 30, 2001
	Nine Months Ended	Three Months Ended
Net income as reported	$180,481	$62,247
Amortization of goodwill	16,000	5,721
Tax effect of amortization of goodwill	(2,747)	(925)

Adjusted net income	$193,734	$67,043

Net income per common share, as reported:
Basic	$0.66	$0.22

Diluted	$0.64	$0.22

Adjusted net income per common share:
Basic	$0.71	$0.24

Diluted	$0.68	$0.23

Additionally, effective January 1, 2002, the Company was required to adopt Emerging Issues Task Force Number 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include postage, travel, meals and certain telecommunication costs. Approximately one-half of the Company’s total reimbursed expenses are related to rebilled postage costs in the Company’s automated mailing services business. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

4.    Shares Used in Computing Net Income Per Common Share:

The computation of shares used in computing basic and diluted net income per common share for the nine and three month periods ended September 30, 2002 and 2001 follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding and shares used for calculation of basic net income per common share	282,108	274,720	282,805	279,069
Dilutive effect of employee stock options	7,883	9,397	5,599	8,480

Total shares used for calculation of diluted net income per common share	289,991	284,117	288,404	287,549

During the nine and three month periods ended September 30, 2002, the Company had approximately 12.7 million and 18.7 million outstanding employee stock options, respectively, which are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. These stock options are considered to be out-of-the-money because the option exercise prices are greater than the average share price during the respective nine and three month periods. The dilutive effect of employee stock options is measured by the amount, if any, that individual stock option exercise prices are less than the average share price during the period.

5.    Common Stock Split:

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

6.    Comprehensive Income:

Comprehensive income consists of net income, adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of total comprehensive income for the nine and three month periods ended September 30, 2002 and 2001 follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net income	$229,783	$180,481	$78,078	$62,247
Foreign currency translation gains (losses)	22,310	(5,335)	7,423	3,716
Unrealized gains on marketable securities	—	7,103	—	544
Income tax effect	—	(2,486)	—	(190)

Total comprehensive income	$252,093	$179,763	$85,501	$66,317

7.    Operating Segments:

The Company’s three operating segments consist of an investment support systems business (ISS), an availability services business (Availability Services), and a third segment referred to as other businesses. The Company’s operating segments are groups of businesses that offer similar products and services. The segments are managed separately since each business requires different technology and marketing strategies. Effective January 1, 2002, a minor re-alignment of management responsibilities caused a change in segment reporting. A group of businesses that provide general ledger and administration software systems and services to the public sector, including state and local governments, colleges, universities and school districts, which previously was reported as a part of the ISS segment, is now included in other businesses. This change in segment reporting has been reflected for all periods presented.

ISS designs, markets and maintains a comprehensive set of proprietary software applications that are delivered to customers on application-service-provider (ASP) and license bases. The common element of these systems is the automation of the complex transaction processing associated with investment operations.

Availability Services provides a comprehensive continuum of information availability services for all major computing platforms, including high-availability infrastructure for business continuity, enabling clients to have around-the-clock access to business-critical information. Availability Services also provides technology and systems management services for application and data center outsourcing, as well as information availability consulting services and business continuity planning software. Other businesses consist of a group of businesses that provide general ledger and administration software systems to the public sector, work-flow management systems to healthcare insurance organizations and an automated mailing service.

The operating results for each operating segment for the nine and three month periods ended September 30, 2002 and 2001 follow (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Investment support systems	$ 994,833	$ 945,630	$327,885	$318,240
Availability services	760,195	338,868	284,655	116,186
Other businesses	92,828	81,758	31,691	28,844
Reimbursed expenses	43,610	39,799	15,684	13,366

	$1,891,466	$1,406,055	$659,915	$476,636

Income from operations:
Investment support systems	$ 226,614	$ 193,626	$ 71,467	$ 63,440
Availability services	177,616	100,214	71,973	35,502
Other businesses	22,256	15,897	7,560	6,330
Corporate administration	(28,301)	(24,472)	(8,417)	(8,261)
Merger costs	(12,196)	(1,829)	(10,519)	—

	$ 385,989	$ 283,436	$132,064	$ 97,011

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

Statements about the outlook of SunGard Data Systems Inc. (the Company) and all other statements in this quarterly report on Form 10-Q other than historical facts are forward-looking statements. These statements are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as: the effect of the slowdown in the domestic and global economies on information technology spending levels and processing revenues; the overall condition of the financial services industry; the ramifications of the events of September 11, 2001; the timing and magnitude of software sales; the timing and scope of technological advances, including the development of more alternatives for high-availability services (which may lead to higher capital expenditures and a higher rate of customers adopting alternative solutions, including internal solutions); the integration and performance of acquired businesses, including the availability services businesses of Comdisco, Inc. (CAS), acquired on November 15, 2001, and of Guardian iT plc (Guardian), acquired on July 1, 2002; the prospects for future acquisitions; and the ability to attract and retain customers and key personnel. The factors described in this paragraph and other factors that may affect SunGard, its management or future financial results, as and when applicable, are discussed in SunGard’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2001, a copy of which may be obtained from SunGard without charge.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets” (SFAS 142), addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Under SFAS 142, as of January 1, 2002, goodwill is no longer amortized, but rather is tested at least annually for impairment. If goodwill is considered to be impaired, some or all of the goodwill is written off as a charge to operations. At September 30, 2002, the Company has $947.7 million of goodwill ($325.7 million related to the CAS acquisition and $270.1 related to the Guardian acquisition). The Company believes that no impairment of goodwill existed at September 30, 2002.

Effective January 1, 2002, the Company was required to adopt Emerging Issues Task Force Number 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include postage, travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the nine months ended

September 30, 2002 and 2001, reimbursed expenses totaled $43.6 million and $39.8 million, respectively. Total reimbursed expenses for the full-year 2001 totaled $53.2 million. Approximately one-half of total reimbursed expenses are related to rebilled postage costs in the Company’s automated mailing services business. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

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

SunGard Data Systems Inc.
Supplemental Income Statement Information
(In thousands)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues:
Investment support systems	$994,833	$945,630	$327,885	$318,240
Availability services	760,195	338,868	284,655	116,186
Other businesses	92,828	81,758	31,691	28,844
Reimbursed expenses	43,610	39,799	15,684	13,366

	$1,891,466	$1,406,055	$659,915	$476,636

Income from operations:
Investment support systems	$226,614	$193,626	$71,467	$63,440
Availability services	177,616	100,214	71,973	35,502
Other businesses	22,256	15,897	7,560	6,330
Corporate administration	(28,301)	(24,472)	(8,417)	(8,261)
Merger costs	(12,196)	(1,829)	(10,519)	—

	$385,989	$283,436	$132,064	$97,011

Operating margin (excluding merger costs):
Investment support systems	22.8%	20.5%	21.8%	19.9%

Availability services	23.4%	29.6%	25.3%	30.6%

Other businesses	24.0%	19.4%	23.9%	21.9%

Total	21.1%	20.3%	21.6%	20.4%

INCOME FROM OPERATIONS:

The Company sells a significant portion of its products and services to the financial services industry and could be affected directly by the overall condition of that industry. The Company expects that the consolidation trend in the financial services industry will continue, but it is unable to predict what effect, if any, this trend may have on the Company.

Certain of the Company’s ISS businesses derive a significant portion of their revenues from software sales. Since there are inherent difficulties in predicting the timing and magnitude of software sales, there is the potential for fluctuations in quarterly revenues and income.

ISS is comprised of groups of related businesses that sell software and related services to the financial services industry. Availability Services provides a comprehensive continuum of information availability services. Historically, ISS and Availability Services, in the aggregate, have usually met or exceeded the Company’s expectations. During the nine months ended September 30, 2002, overall results met expectations due primarily to the impact of planned cost controls and the integration of CAS into the Company. During the nine months ended September 30, 2001 and for the full-year 2001, overall results did not meet expectations due primarily to the deterioration in the economy throughout the year and the disruption of normal business patterns caused by the events of September 11, which led to delays in closing software sales and to lost processing revenue, especially when the U.S. financial markets were closed.

The Company expects that the full-year 2002 operating margin will be somewhat higher than the full-year 2001 operating margin before merger costs and one-time items in both years. The most important factors affecting the operating margin are: the effect of the continued economic slowdown on IT spending levels and processing revenues; the ramifications of the events of September 11; the overall condition of the financial services industry; the timing and magnitude of software license sales; the integration and performance of acquired businesses; the rate and value of new contract signings and renewals; the level of product development spending; and the timing and magnitude of equipment and facilities expenditures.

Investment Support Systems (ISS):

The ISS operating margin is 22.8% and 21.8% for the nine and three month periods ended September 30, 2002, compared to 20.5% and 19.9% during the same periods in 2001, respectively. Despite a decline in ISS software license fees of $21.9 million and $12.2 million during the nine and three months ended September 30, 2002 compared to the same periods in 2001, overall ISS operating margins were higher in 2002 compared to 2001 due primarily to planned cost controls implemented throughout 2001 and 2002 in response to slowing revenue growth.

The most important factors affecting the ISS operating margin are the impact of the economic slowdown on IT spending levels and processing revenues, the overall condition of the financial services industry, the timing and magnitude of software license sales, the operating margins of recently acquired businesses and the level of product development spending.

Availability Services:

The Availability Services operating margin is 23.4% and 25.3% during the nine and three month periods ended September 30, 2002, compared to 29.6% and 30.6% during the same periods in 2001, respectively. The lower operating margins in 2002 are due to the effect of the significantly lower operating margins of CAS and Guardian and, to a lesser extent, higher costs resulting from expansion of the Company’s facilities in 2001. The Company expects that the Availability Services operating margin will decline during the fourth quarter of 2002 as compared with the fourth quarter of 2001 as a result of the significantly lower operating margins of the Guardian business, acquired on July 1, 2002.

The most important factors affecting the Availability Services operating margin are the rate of integration of CAS and Guardian, the rate and value of new contract signings and renewals, the timing and magnitude of equipment and facilities expenditures and the benefit derived from the general industry trend of lower per-unit costs for technology. Compared to the Company’s historical Availability Services customer base, the acquired CAS customer base has a greater concentration of revenue in a smaller number of accounts and a shorter average remaining contract term. In addition, while the acquired Guardian customer base has average revenue per customer that is similar to the Company’s historical Availability Services customer base, the acquired Guardian customer base has a shorter average remaining contract term. Consequently, the amount and percentage of annual Availability Services revenue that is subject to renewal has significantly increased during the past year. These factors result in increased competition, especially for the largest accounts, which could intensify pricing pressures (particularly when renewing or extending customer contracts) and result in lower revenues and operating margins.

REVENUES:

Total revenues for the nine and three month periods ended September 30, 2002 increased $485.4 million, or 35%, and $183.3 million, or 38%, respectively, compared to the same periods in 2001. Excluding acquired businesses, revenues increased approximately 1.5% during the third quarter, compared to an increase of approximately 4% during the three month period ended September 30, 2001. The lower rate of revenue growth during the three month period ended September 30, 2002 compared to the same period in 2001 is due primarily to the impact of the continued economic slowdown on IT spending levels and processing revenues.

Recurring revenues, defined as revenues from processing services, availability services, professional services, software maintenance, software support, and software and hardware rentals, increased 41% during the nine months ended September 30, 2002, to $1.7 billion, representing 91% of total revenues, compared to $1.2 billion, or 87% of total revenues, during the same period in 2001. The increase in 2002 is due primarily to revenues from acquired businesses and an increase in revenues from Availability Services, offset in part by a decrease in revenues from brokerage and execution systems.

Professional services revenues for the nine and three month periods ended September 30, 2002 are $268.8 million and $85.9 million, respectively, compared to $251.6 million and $82.0 million during the same periods in 2001, respectively. The increase in 2002 is due primarily to increases in revenues from acquired businesses and Availability Services, offset in part by a decrease in professional services revenues in most ISS businesses.

Nonrecurring revenues, defined as revenues from software licenses and resales of third-party software and hardware, are $134.6 million and $39.7 million during the nine and three month periods ended September 30, 2002, compared to $147.2 million and $51.6 million during the same periods in 2001, respectively. This includes software license revenues of $104.5 million and $31.5 million during the nine and three months ended September 30, 2002, compared to $125.3 million and $44.3 million during the same periods in 2001, respectively. The lower software license revenues in 2002 are due primarily to the continued economic slowdown and a decrease in IT spending.

Investment Support Systems:

ISS revenues increased $49.2 million and $9.6 million, or 5% and 3%, during the nine and three month periods ended September 30, 2002, compared to the same periods in 2001. Excluding acquired businesses, ISS revenues declined approximately 1.5% during the three month period ended September 30, 2002, compared to an increase of approximately 2% in the three month period ended September 30, 2001. The lower rate of revenue growth during 2002 compared to 2001 is due primarily to the impact of the continued economic slowdown on IT spending levels and processing revenues, the overall condition of the financial services industry and the timing and magnitude of software license sales. In particular, a decline in revenues from brokerage and execution systems was offset in part by an increase in revenues from investment management systems, with other ISS businesses reporting relatively flat revenue.

During the nine and three month periods ended September 30, 2002, recurring ISS revenues increased $69.7 million and $22.3 million, respectively, or 8% in each period, while nonrecurring ISS revenues decreased $20.5 million, or 17%, and $12.7 million, or 31%, respectively, compared to the same periods in 2001. The increase in recurring ISS revenues is due primarily to acquired businesses and an increase in revenues from investment management systems. This increase is partially offset by lower recurring revenues from brokerage and execution systems. The decrease in nonrecurring ISS revenues is due primarily to the impact of the continued economic slowdown on IT spending and processing revenues, resulting in a decrease in software license revenues.

Availability Services:

Availability Services revenues increased $421.3 million, or 124%, and $168.5 million, or 145%, during the nine and three month periods ended September 30, 2002, compared with the same periods in 2001. The increase in Availability Services revenues is due primarily to revenues resulting from the acquisitions of CAS and Guardian, new contract signings and renewals, continued growth in demand for midrange platforms, network services and work-group recovery, and increases in professional services as customers review and upgrade business continuity plans as a result of September 11, offset in part by the impact of a general decline in IT spending levels and revenues lost due to expiration and renegotiation of certain CAS contracts. Excluding acquired businesses, Availability Services revenues increased approximately 8% during the third quarter of 2002, compared to approximately 12% in the third quarter of 2001. The slowing rate of revenue growth is due primarily to the continued economic slowdown and pricing pressures caused by, among other factors, the development of more alternatives for high-availability services.

The CAS acquisition approximately doubled the size of the Availability Services business. On July

1, 2002, the Company completed its previously announced offer to acquire the shares of Guardian (see Note 2 of Notes to Consolidated Financial Statements).

Other Businesses:

The Company’s remaining businesses provide general ledger and administration software systems to the public sector, work-flow management systems to healthcare insurance organizations and an automated mailing service. Revenues from these businesses increased $11.1 million, or 14%, and $2.8 million, or 10%, during the nine and three months ended September 30, 2002, compared to the same periods in 2001. The increase is due primarily to an increase in revenues from the public sector and automated mailing services businesses.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses for the nine and three month periods ended September 30, 2002 increased $238.3 million, or 41%, and $100.3 million, or 52%, compared to the same periods in 2001. The increase is due primarily to acquired businesses, partially offset by planned cost controls.

Sales, marketing and administration expenses for the nine and three month periods ended September 30, 2002 increased $69.1 million, or 24%, and $18.4 million, or 19%, compared to the same periods in 2001. The increase is due primarily to acquired businesses, partially offset by planned cost controls.

Product development expenses for the nine and three month periods ended September 30, 2002 decreased $10.6 million, or 8%, and $8.2 million, or 18%, compared to the same periods in 2001. Total product development expenses as a percentage of total ISS revenues for the nine and three months ended September 30, 2002 were 12% and 11%, respectively, compared to 14% during the same periods in 2001. The decrease is due primarily to a combination of approximately $3.3 million of additional software development costs that were capitalized during the nine month period ended September 30, 2002 and planned cost controls, offset in part by acquired businesses. The increases in capitalized development costs are due to straight-through-processing development initiatives.

Gross product development costs capitalized during the nine and three month periods ended September 30, 2002 are $12.0 million and $3.8 million, compared to $8.7 million and $3.4 million during the same periods in 2001, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, are $5.0 million and $1.6 million in the nine and three months ended September 30, 2002, compared to $4.9 million and $1.7 million during the same periods in 2001, respectively, resulting in net capitalized development costs of $7.0 million and $2.2 million during the nine and three months ended September 30, 2002, compared to $3.8 million and $1.7 million during the same periods in 2001, respectively.

Depreciation and amortization for the nine and three month periods ended September 30, 2002 increased $75.9 million, or 105%, and $27.7 million, or 108%, compared to the same periods in 2001. The increase is due primarily to the acquisitions of CAS and Guardian.

Amortization of all acquisition-related intangible assets for the nine and three month periods ended September 30, 2002 are $47.8 million and $16.0 million, respectively ($0.10 and $0.03 per share, respectively), compared to $48.0 million and $16.6 million ($0.12 and $0.04 per diluted share) during the same periods in 2001, respectively. The small decline in total expenses is due to the implementation of SFAS 142, which required amortization of goodwill to cease as of January 1, 2002, offset in part by recently acquired businesses and, in the second quarter of 2002, $3.4 million in expense associated with the partial impairment of a software product acquired in 1999. Amortization of goodwill for the nine and three month periods ended September 30, 2001 totaled $16.0 million and $5.7 million ($0.05 and $0.02 per diluted share), respectively.

As explained in Note 2 of Notes to Consolidated Financial Statements, during the nine and three months ended September 30, 2002, the Company recorded merger costs of $12.2 million and $10.5 million, respectively, ($0.03 and $0.02 per diluted share, respectively), as compared to $1.8 million ($0.01 per diluted share) during the nine months ended September 30, 2001. There were no merger costs recorded during the three months ended September 30, 2001. The 2002 merger costs are related to the acquisitions of Guardian, CAS and Brut LLC (Brut) and include estimated costs related to shut-down of certain facilities, severance, and the Company’s share of accounting, investment banking and legal fees incurred by Guardian and Brut. Merger costs incurred during the nine months ended September 30, 2001 were related to an acquisition accounted for as a pooling of interests, partially offset by a break-up fee paid to the Company related to an acquisition not completed, net of related costs incurred. In addition, during the second quarter of 2002, the Company recorded other income of $0.6 million, comprised of a $2.9 million gain on currency purchases made in late June 2002 that were needed for the acquisition of Guardian on July 1, 2002, offset in part by $2.3 million of expense related to the Company’s 25% interest in Guardian’s loss for May and June of 2002.

Interest income for the nine and three month periods ended September 30, 2002 decreased to $6.3 million and $1.5 million, respectively, compared to $20.6 million and $5.9 million in the same periods in 2001. Interest expense for the nine and three month periods ended September 30, 2002 increased to $10.6 million and $3.6 million, respectively, compared to $1.7 million and $0.4 million in the same periods in 2001. The decrease in interest income and the increase in interest expense are due primarily to cash paid and debt incurred in connection with the acquisition of CAS and cash paid in connection with the acquisition of Guardian. Interest income also declined due to lower interest rates.

The Company’s effective income tax rate is 39.9% for the nine month period ended September 30, 2002, compared to 40.3% during the nine months ended September 30, 2001. The lower rate in 2002 is due primarily to the cessation of amortization of nondeductible goodwill and nondeductible merger costs in 2001, offset in part by lower tax-free interest income and a $2.3 million after-tax loss, included in other income, associated with the Company’s 25% interest in Guardian’s loss for May and June of 2002. Excluding the effect of Guardian and nondeductible merger costs, the Company’s effective income tax rate for the nine and three months ended September 30, 2002 is 39.5%.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2002, cash and equivalents are $335.3 million, a decrease of $61.0 million from December 31, 2001. Cash flow from operations increased $226.0 million, reaching $577.9 million during the first nine months of 2002. At September 30, 2002, the Company has $13.7 million of short-term debt and $214.5 million of long-term debt, while stockholders’ equity is $2.1 billion. The Company borrowed $450.0 million during the fourth quarter of 2001 in connection with the CAS acquisition and repaid a net $250.0 million during the first nine months of 2002. Subsequent to September 30, 2002, the Company repaid an additional $25.0 million of debt, leaving a balance of $175.0 million, which is payable in January 2005 or earlier at the Company’s option. The Company expects the remaining $175.0 million will be outstanding at least through December 31, 2002. In addition, the Company used a total of approximately $209.4 million of cash (net of cash acquired) for acquisitions during 2002.

The Company’s remaining commitments consist primarily of operating leases for computer equipment and facilities, with total remaining commitments of approximately $396.0 million at December 31, 2001, of which approximately $91.0 million will be paid in 2002. In addition, the acquisition of Guardian resulted in approximately $214.4 million of additional future operating lease commitments. At September 30, 2002, the Company has a total of up to $109.2 million which could be paid as additional consideration through January 2005, contingent upon the operating performance of certain acquired businesses.

The Company expects that its existing cash resources and cash generated from operations for the foreseeable future will be sufficient to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions and ordinary capital spending needs. The Company has a revolving credit agreement with currently available capacity to borrow consisting of a $150.0 million short-term facility that expires in January 2003 unless renewed, and a $175.0 million long-term facility that expires in January 2005. The Company believes that it has the ability to finance additional capital needs by securing additional credit or issuing equity on terms acceptable to the Company.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company has rarely used derivative financial instruments to manage risk exposures and has never used derivative financial instruments for trading or speculative purposes. The Company invests available cash in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less, and, in connection with the acquisitions of CAS and Guardian, the Company borrowed cash under the terms of its variable-rate credit facility. While changes in interest rates could decrease the Company’s interest income or increase its interest expense, the Company does not believe that it has a material exposure to changes in interest rates. Based on the Company’s current borrowings under its variable-rate credit facility of $175.0 million, a 1% change in the Company’s borrowing rate would increase annual interest expense related to the credit facility by $1.75 million.

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

Item 4.     CONTROLS AND PROCEDURES

(a)    Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part II.    OTHER INFORMATION:

Item 1.     Legal Proceedings: None.

Item 2.     Changes in Securities and Use of Proceeds: None.

Item 3.     Defaults Upon Senior Securities: None.

Item 4.     Submission of Matters to a Vote of Security Holders: None.

Item 5.     Other Information: None.

Item 6.     Exhibits and Reports on Form 8-K:

(a)  Exhibits:

10.1	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (management compensatory contract).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(b)  Reports on Form 8-K:

Form 8-K/A filed on September 13, 2002, amending Form 8-K filed on August 20, 2002, solely to file the required financial information relating to SunGard’s acquisition of Guardian iT plc on July 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date:	November 14, 2002	By:	/s/ MICHAEL J. RUANE
Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Cristóbal Conde, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SunGard Data Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Cristóbal Conde
Cristóbal Conde
President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael J. Ruane, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SunGard Data Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit

10.1	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (management compensatory contract).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.