Form 10-K
period 2002-12-31
SUNGARD DATA SYSTEMS INC
filed 2003-03-31
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

680 East Swedesford Road, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

484-582-2000

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒.  No ☐.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,381,674,347.(1)

There were 283,786,358 shares of the registrant’s Common Stock outstanding as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2003 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts II and IV of this Form 10-K.

(1)	This equals the number of outstanding shares of the registrant’s Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant’s directors, nominees and executive officers, multiplied by the closing price of the registrant’s Common Stock reported on June 28, 2002. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant’s directors, nominees or executive officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K of SunGard Data Systems Inc. (SunGard or the Company) contains forward-looking statements that are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. SunGard derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While SunGard believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, including the risk factors described in this Report (see RISK FACTORS under ITEM 7). SunGard assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

OVERVIEW

SunGard is a global leader in processing and software solutions for the financial services industry and is also the pioneer and leading provider of information availability services. SunGard is an efficient operator of resilient IT solutions. This efficiency comes from the economies of scale achieved by providing services and software on shared platforms to thousands of customers throughout the world’s financial, business and government markets. SunGard supports more than 20,000 customers in over 50 countries, including most of the world’s largest financial services institutions. SunGard’s common stock is listed on the New York Stock Exchange (NYSE:SDS) and included in the S&P 500. The Company has three segments, Investment Support Systems, Availability Services and Other Businesses.

In Investment Support Systems, SunGard primarily serves financial services institutions by processing their investment and trading transactions. SunGard’s investment support systems are used by customers on both the “buy-side” and “sell-side” of the global financial services industry, as well as corporates, utilities, energy companies and governments. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing portfolios and accounting for investment assets. The Company delivers many of its systems as an application service provider. (See INVESTMENT SUPPORT SYSTEMS.)

In Availability Services, SunGard primarily serves IT-dependent enterprises by helping to ensure the continuity of their business. The Company provides a comprehensive continuum of information availability services for all major computing platforms, as well as information availability consulting services and planning software. The Company also provides managed hosting services for application and data-center outsourcing, including hosting services for a number of its investment support systems. To service its customers, SunGard operates more than 3,000,000 square feet of hardened, secure recovery facilities at 75 locations in over ten countries, connected by over 25,000 miles of network. (See AVAILABILITY SERVICES.)

SunGard’s Other Businesses provide general ledger and administration software systems to the public sector and educational institutions, workflow management systems and automated mailing services. At the beginning of 2003, the workflow management systems business became part of Investment Support Systems, grouped with benefit and investor management systems.

SunGard has grown steadily by developing its existing businesses and buying new businesses that broaden or complement existing product lines. In 2002, most of the Company’s growth came from acquisitions, while growth from existing businesses was minimal due primarily to the economic slowdown. SunGard’s acquisition program, which has been active since its initial public offering in 1986, has contributed significantly to its long-term growth and success. During 2002, the Company completed nine acquisitions (see ACQUISITIONS).

SunGard’s customer base, although concentrated in the financial services industry, is widely diversified from a financial perspective. Of SunGard’s more than 20,000 customers, not one accounted for more than three percent of total 2002 revenues. SunGard seeks to establish long-term relationships with customers by selling its services and software under multi-year contracts and by emphasizing customer support and product quality and integration. The Company’s services revenues, which are largely recurring in nature, come from availability services, processing services, software support and rentals, professional services and hardware rentals. SunGard’s services revenues accounted for approximately 90% of total revenues during 2002 (an average of 87% during the last three years). (See RISK FACTORS under ITEM 7.)

SunGard’s operating units are organized into groups that focus on specific types of customers and facilitate product integration and cross-selling. Individual operating units are responsible for sales, development and customer support of their own services and software. SunGard’s executive management identifies opportunities to integrate SunGard’s services and software in order to bring further operational efficiencies to its customers.

SunGard is a Delaware corporation organized in 1982. SunGard’s executive offices are located at 680 East Swedesford Road, Wayne, Pennsylvania 19087, and its telephone number is 484-582-2000.

The Company’s financial information by segment and financial information by geographic area are presented in Note 12 of Notes to Consolidated Financial Statements, which are contained in SunGard’s 2002 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

INVESTMENT SUPPORT SYSTEMS

In Investment Support Systems, SunGard primarily serves financial services institutions by processing their investment and trading transactions. The Company develops, markets and maintains a broad range of complementary software applications, grouped into the following business areas: brokerage and trading systems; wealth management systems; investment management systems; treasury and risk management systems; and benefit and investor management systems. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing portfolios and accounting for investment assets.

SunGard’s investment support systems are used by customers on both the buy-side and sell-side of the global financial services industry, as well as corporates, utilities, energy companies and governments. Buy-side customers include banks, investment managers, mutual funds, investment advisors, insurance companies, trustees, benefit plan administrators and others involved in buying, holding and managing investments. Sell-side customers include brokers, exchange members, depositories, custodians, transfer agents and others involved in selling, brokering and trading investments. Many trades on Wall Street are processed by SunGard’s investment support systems at one point or another.

SunGard delivers many of its investment support systems as an application service provider, using SunGard’s data centers that customers access via the Internet or a private network. SunGard provides investment support systems application services primarily from its data centers located throughout North America and Europe (see ITEM 2—PROPERTIES). Contracts for application services generally have initial terms of one or more years and then continue for successive, one-year or longer renewal terms, although some contracts allow the customer to terminate on relatively short notice. SunGard also delivers some of its investment support systems by licensing the software to customers for use on their own computers.

Brokerage and Trading Systems.    SunGard’s brokerage and trading systems provide comprehensive processing of equities, fixed-income securities, and exchange-traded futures, options and other instruments. Used primarily by brokers and other sell-side customers, these systems address all important facets of securities transaction processing, including order routing, trading support, execution and clearing, position keeping and tracking, regulatory and tax compliance and reporting, and investment accounting and record keeping. Some of these systems provide full front- to back-office support, while others are focused primarily on one or the other.

SunGard owns four registered brokers that facilitate enhanced straight-through processing by providing the following services using SunGard’s brokerage and trading systems: (1) an electronic communications network (ECN) that is used by brokerage firms and institutional investors to trade Nasdaq and exchange-listed securities anonymously; (2) a wireless communications system that is used by SunGard brokers on the floor of the New York Stock Exchange to execute trades for institutional investors; (3) a full-service equities trading desk for institutional investors; and (4) through a recent acquisition, order routing, execution and clearing for professional traders (see ACQUISITIONS).

SunGard links its investment support systems and hosting data centers through the SunGard Transaction Network. Using this network, one of the Company’s registered brokers offers an online, straight-through-processing service that automates the investment process for equities, bonds, money markets, commercial paper, certificates of deposit and mutual funds. This service automatically routes orders and confirmations between investors, brokers, issuers and mutual fund companies that are linked to the network. SunGard markets these services to users of both SunGard’s investment support systems and other vendors’ software products. Through initiatives like the SunGard Transaction Network, SunGard aims to link its systems and other vendors’ systems both within and across institutions to achieve straight-through processing.

Another brokerage and trading product is a comprehensive options analysis and risk management system for professional options traders. SunGard also offers software solutions that provide intelligent message translation, content-based routing, and data validation and enrichment, making it easier for financial services firms to integrate their business processes.

Wealth Management Systems.    SunGard’s wealth management systems include a variety of software solutions used primarily by bank trust departments to manage and service the portfolios of high net worth individuals. SunGard offers an integrated wealth management application suite that provides straight-through processing for global asset management firms and includes functionality for portfolio management and performance measurement, trade order management, regulatory and tax compliance, preparation of customer statements, and handling of other customer services. In addition, SunGard provides turnkey, outsourced wealth management services to banks, registered investment advisors and other financial services organizations.

Several of SunGard’s wealth management systems are used to automate the investment, operations and administrative areas unique to the bank trust business, including cash and portfolio management, payment of trust expenses, retiree benefits and beneficiary distributions, and preparation of tax returns for taxable trusts. Other wealth management systems are used to automate the functions associated with the worldwide custody and safekeeping of invested assets, such as trade settlement, investment income collection, tax reclamation, foreign exchange and reconciliation of depository and sub-custodian positions. SunGard also provides systems that automate the functions associated with worldwide securities lending activities and facilitate straight-through processing by providing a single, centralized order-routing network that links lenders and borrowers of securities.

SunGard also provides a variety of solutions used by brokers, banks and insurance companies to support front-office wealth management activities. For example, SunGard provides software solutions that are used by retail brokers to track customer contacts and manage customer portfolios. SunGard also provides systems that enable SunGard’s customers to provide online brokerage services to their own customers. Other SunGard products are used by investment advisors to identify new prospects, create customer profiles, analyze customer needs, assess customer suitability, monitor compliance and cross-sell products. SunGard also provides information management systems that are used by brokers and investment professionals to make informed investment decisions based on timely, dependable market data from exchanges and leading industry providers worldwide.

Investment Management Systems.    SunGard’s investment management systems include a variety of software solutions used primarily by buy-side customers to maintain the books of record for all types of institutional investment portfolios, such as those managed by banks, mutual funds, hedge funds, employee retirement plans and insurance companies. SunGard offers an integrated investment management application suite that provides straight-through processing for investment transactions, with comprehensive front- to back-office functionality including trade order management, execution support, portfolio management, compliance checking, accounting and reporting.

SunGard’s investment management systems are used to track investment activities including purchases and sales of securities, value portfolios using securities prices from various market sources, provide performance measurement and attribution analyses, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these systems are used by investment advisors and other portfolio managers to analyze large investment portfolios using various models to assist with investment strategy and management decisions. SunGard also provides software solutions that address the specialized accounting needs of domestic and offshore hedge funds and funds of funds.

SunGard also provides accounting systems to insurance companies. These systems provide general ledger, budget performance and responsibility reporting, cost accounting and profitability analysis, and tax and regulatory reporting.

Treasury and Risk Management Systems.    SunGard provides a variety of software solutions that automate risk management and trading operations for capital markets globally. Generally, these products are used by traders and market makers of fixed income securities, foreign exchange contracts, equities and their related derivatives such as interest rate and credit derivatives, convertible bonds, foreign exchange options and equity options. These front- to back-office systems help customers manage trading and related risks across the institution, price and analyze trades, and process and account for trading activities. They also help users determine hedging strategies and monitor compliance with trading limits and government regulations.

SunGard also provides a comprehensive solution for global banks to manage the credit risk associated with their worldwide trading and lending activities. This solution allows users to consolidate credit exposures, optimize collateral management, and monitor compliance with capital requirements and government regulations such as Basel II. SunGard also provides to banks asset and liability management software with comprehensive risk management and performance measurement functionality.

SunGard’s treasury systems are used by the treasury departments of corporate and government entities worldwide to efficiently manage their cash, debt and investment portfolios. SunGard also provides professional services that focus on application implementation and integration for these treasury systems. In addition, SunGard offers a Web-based service that provides a single point of access via the Internet to enable corporate treasurers to manage geographically dispersed treasury operations more efficiently.

SunGard provides software systems that help utilities, energy companies and power trading firms manage physical and financial trading activities. These systems provide trading support, market risk management, trade processing, power scheduling and accounting functions. SunGard also provides professional services including software development services to the energy industry.

SunGard also provides exception management and reporting systems to financial services institutions. These systems automatically detect and repair errors that occur when transactions move between systems, which prevents disruptions in straight-through processing.

Benefit and Investor Management Systems.    SunGard’s employee benefit plan systems automate the participant accounting activities associated with defined-contribution retirement plans such as 401(k) plans. These systems maintain the books of record for each participant’s share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process cash contributions and benefit payments, and produce tax reports for plan sponsors and participants. As a complement to these systems, SunGard offers document generation systems for creating retirement plan documents and forms, and software for generating annual government filings and returns by employee benefit plans. SunGard also provides software that facilitates the sales, marketing and administration functions of employee benefit plan administrators and life insurance companies.

SunGard’s investor management systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process new accounts, record purchases and sales, process cash deposits and disbursements, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder and bondholder statements.

SunGard provides imaging, document management and enterprise-wide workflow solutions for the financial services and insurance industries.

AVAILABILITY SERVICES

In Availability Services, SunGard primarily serves IT-dependent enterprises by helping to ensure the continuity of their business. The Company provides a comprehensive continuum of information availability services for all major computing platforms, as well as information availability consulting services and planning software. The Company also provides managed hosting services for application and data-center outsourcing, including application services for a number of its investment support systems. During 2001, the Company approximately doubled the size of its availability services business through the acquisition of the availability solutions business of Comdisco, Inc., which included a significant presence in Europe. During 2002, the Company approximately doubled its European operations through the acquisition of Guardian iT plc (see ACQUISITIONS).

Most businesses are increasingly dependent upon computers and networks to perform critical tasks, transmit data between facilities, and otherwise manage their information. System outages, whether due to natural or man-made causes, often result in financial and reputational damages. As more business is conducted online, more applications must remain up and running twenty-four hours a day, seven days a week. To address this operational risk, SunGard maintains an extensive array of information availability resources for use by customers when they are unable to operate or access their own facilities. These resources provide back-up for computers, networks and offices, allowing customers to recover their operations and stay in business—with uninterrupted access to their data—during a natural disaster, terrorist attack or other emergency. Since its inception, SunGard has a 100% success rate supporting customer recoveries.

For the most critical applications, customers cannot tolerate any loss of data and require rapid access to their data after a computer or network outage. For these situations, SunGard provides a range of high availability solutions that employ some combination of dedicated processors, networks and storage devices. Dedicated resources are not shared by multiple customers, but rather are used exclusively by a single customer. With dedicated high availability solutions, a customer’s data may be mirrored or copied continuously, and, when an outage occurs, access to business-critical information may be restored very quickly, typically within a few minutes or hours. For less time-sensitive applications, SunGard provides a range of system recovery options that allow customers to use shared resources to restore processing operations within a short period, usually several hours to two days. The Company’s shared resources account for the majority of its availability services revenues.

SunGard also provides end-user recovery offerings that allow customers to relocate other business-critical processes faced with disruption. These solutions range from generic office space equipped with workstations, telephones and other office equipment, to dedicated trading rooms that are also supplied with the market data feeds and specialized network services needed to support trading operations.

To provide information availability services, SunGard operates more than 3,000,000 square feet of hardened, secure recovery facilities at 75 locations in over ten countries. These resources, virtually all of which are in North America and Europe, include a variety of processing and end-user facilities. SunGard has three types of processing facilities for availability services: (1) “hotsites”—fully equipped and operational computer centers where customers may restore their applications using SunGard’s installed computer equipment; (2) “coldsites”—environmentally prepared data centers where customers may install and operate their own computer equipment; and (3) mobile recovery units—trailers containing a variety of recovery facilities that may be driven to customer locations.

SunGard conceived and first implemented the concept of the MegaCenter—a multiple hotsite facility that customers may use directly or remotely to support single and multiple platform recoveries. SunGard operates more than a dozen MegaCenters in major metropolitan areas in North America and Europe, many of which also house end-user facilities (see ITEM 2—PROPERTIES). The Company believes that its Philadelphia MegaCenter is the world’s largest commercial facility dedicated to information availability services, and that its London Technology Centre will be the largest such facility in Europe after facility consolidations and upgrades are completed in 2003.

SunGard also operates approximately 50 MetroCenter facilities in strategic locations in North America and Europe to provide end-user recovery services, enhanced remote operations capabilities, and recovery operations and testing support for mobile recovery systems.

To facilitate the use of its MegaCenters and MetroCenters by customers, SunGard manages a dedicated communications network that links many SunGard facilities and customer locations. This network includes 25,000 miles of leased communications lines provided by telecommunications vendors for the exclusive use of SunGard and its customers.

SunGard proactively manages its availability services resources. To accommodate the growth in its customer base, SunGard opens new facilities, expands existing facilities and upgrades its infrastructure to offer the most advanced platforms and technologies generally used by its customers. In addition, SunGard sometimes consolidates facilities to increase platform options at a MegaCenter or achieve greater overall efficiencies.

SunGard also provides information availability consulting and educational services and planning software. These help customers develop and implement comprehensive, business-wide continuity plans. SunGard’s technical consultants help customers with testing and actual recoveries. SunGard’s contingency planning software, which offers Internet capabilities, integrates business analysis and testing tools with automated plan development and reporting features. SunGard also designs testing and maintenance programs to verify that customers’ contingency plans reflect their most current operational conditions.

In addition, the Company provides managed hosting services, Internet access, dedicated or on-demand private network access, application service processing accessible via the Internet or a private network, and outsourcing for production data centers. These activities are supported at SunGard’s MegaCenter and MetroCenter facilities as well as SunGard’s data center in Voorhees, New Jersey (see ITEM 2—PROPERTIES). SunGard’s application service processing is provided to users of both SunGard’s investment support systems and other vendors’ applications.

ACQUISITIONS

SunGard seeks to grow by developing existing businesses and buying new businesses that broaden or complement existing product lines. The Company’s ongoing acquisition program has contributed significantly to its long-term growth and success (see RISK FACTORS under ITEM 7). Since its initial public offering in 1986, SunGard has acquired 115 businesses, including 82 in investment support systems and 25 in availability services. During 2002, SunGard spent approximately $285 million in cash to acquire eight investment support systems businesses and one availability services business.

The following table lists the businesses acquired by SunGard from January 1, 2002 to March 18, 2003.

Acquired Company/Business	Date Acquired	Description
EnForm Technology, LLC	01/04/02	Professional services including software development primarily for the energy, communications and financial services industries.
Tradeline.com LP	02/15/02	Comprehensive market data and interactive technology solutions for investment banking firms.
Kronos Software Limited	02/27/02	Real-time enterprise-wide risk management solutions for financial institutions.
Prescient Markets, Inc.	04/01/02	Registered broker that services issuers and institutional buyers and sellers of commercial paper.
Guardian iT plc	07/01/02	A leading European supplier of information availability services based in the UK.
Monis Software Limited	08/08/02	Software for analysis, trading and portfolio management of over-the-counter derivatives.
Brut LLC	08/20/02	Registered broker and alternative trading system (ATS) that operates an ECN for trading Nasdaq and exchange-listed securities.
Mid Atlantic Institutional Shares Inc.	10/31/02	Money market and mutual fund trading software and services for institutional and corporate customers.
Organizer Systems, Inc.	11/08/02	Portfolio and partnership accounting systems for hedge funds and funds of funds.
Trust Tax Services Of America, Inc.	02/28/03	Trust tax and compliance services and software.
Andover Brokerage, LLC	03/03/03	Registered broker that provides order routing, execution and clearing services for professional traders.
H.T.E., Inc.	03/18/03	Financial management and public safety and justice solutions for governments and utilities.

On January 21, 2003, SunGard announced a definitive agreement to acquire all of the shares of Caminus Corporation in a cash tender offer for a total consideration of approximately $158 million. Caminus is a publicly-held global leader of integrated software solutions for the energy industry with expertise in integrated transaction processing and physical asset scheduling solutions. The tender offer period will expire on April 7, 2003, unless further extended.

COMPETITION

Since most of SunGard’s computer services and software are specialized and technical in nature, most of the market niches in which SunGard competes have a relatively small number of significant competitors. Some of SunGard’s existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than SunGard (see RISK FACTORS under ITEM 7).

In its investment support systems business, SunGard competes with numerous other data processing and financial software vendors that may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, most of which are much smaller than SunGard. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, such as Automatic Data Processing, Inc., Reuters Group PLC and The Thomson Corporation, all of which are also active acquirors. SunGard also faces competition from the internal processing and information technology departments of its customers and prospects. The key competitive factors in marketing investment support systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. SunGard believes that it competes effectively with respect to each of these factors and that its reputation and experience in these markets are important competitive advantages.

The availability services business is highly competitive. SunGard faces significant competition from internal solutions, where customers or prospective customers implement their own internal backup systems or high availability solutions rather than purchase services from an availability services vendor. SunGard’s other competitors in this business are hardware manufacturers such as IBM Corporation, outsourcers and managed hosting companies. SunGard also faces potential competition from major companies that have computer facilities that could be made available for information availability uses. SunGard believes that it competes effectively with respect to the key competitive factors in the availability services business, namely quality of facilities, scope and quality of services including breadth of hardware platforms, level and quality of customer support, level of technical expertise and price. SunGard also believes that its experience and reputation as the innovator in this business and its excellent track record supporting customer recoveries are important competitive advantages.

In its managed hosting and outsourcing business, SunGard competes with numerous other vendors, including specialized managed hosting companies, Internet access service providers, large computer services companies and telecommunications companies. SunGard believes that its historical strengths and extensive infrastructure in availability services allow SunGard to compete effectively with respect to the key competitive factors in the managed hosting and outsourcing business, namely quality of facilities, technical expertise, network capabilities, ability to provide customized solutions and price.

PRODUCT DEVELOPMENT

SunGard continually supports, upgrades and enhances its investment support systems to meet the needs of its customers for increased operational efficiency and resilience and to utilize ongoing advances in technology (see RISK FACTORS under ITEM 7). The investment support systems needs of the financial services industry are complex and substantial, and continually evolve as a result of global competition, industry consolidation and streamlining, scalability requirements, changes in laws and regulations, the introduction of new types of investment vehicles and the introduction of new technologies. SunGard expects to continue to develop enhanced and new functionality that is responsive to the industry’s evolution, such as further Internet and straight-through processing capabilities and further integration of its software solutions. SunGard’s product development strategy depends in part on evolving its investment support systems through the introduction of new technologies into established functionality.

SunGard funds most of its routine ongoing software support activities through a portion of the monthly fees paid by its investment support systems processing customers and the software support and related upgrade fees paid by its license customers. SunGard’s expenditures for software development during 2002, 2001 and 2000, including amounts that were capitalized, totaled approximately $174 million, $184 million and $158 million, respectively. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

MARKETING

Most of SunGard’s investment support systems are marketed throughout the United States and many are marketed worldwide, with the principal focus being on selling additional services and software to existing customers. SunGard’s information availability services are marketed in North America and Europe, with a focus on both new accounts and existing accounts. In both segments, customer references have been an important aid in obtaining new business (see RISK FACTORS under ITEM 7). SunGard’s international sales during 2002, 2001 and 2000 totaled approximately $508.1 million, $386.3 million and $351.6 million, respectively.

EMPLOYEES

On December 31, 2002, SunGard had approximately 8,800 full-time employees. SunGard believes that its success depends partly on its continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, SunGard believes that it has been able to retain and attract highly qualified personnel (see RISK FACTORS under ITEM 7). None of SunGard’s employees is covered by a collective bargaining contract. SunGard believes that its employee relations are excellent.

PROPRIETARY PROTECTION

SunGard owns registered marks for the SUNGARD name and owns or has applied for trademark registration for many of its services and software products. To protect its proprietary services and software, SunGard relies upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. SunGard also has established policies requiring its personnel and representatives to maintain the confidentiality of SunGard’s proprietary property. SunGard has a few registrations of its copyrights and a number of patents and patent applications pending. SunGard will continue to apply for software and business method patents on a case-by-case basis and will continue to monitor ongoing developments in the evolving software and business method patent field (see RISK FACTORS under ITEM 7).

AVAILABLE INFORMATION

SunGard makes available, free of charge at www.sungard.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 2.    PROPERTIES

The following table indicates the location and size of SunGard’s principal computer facilities and availability services MegaCenters.

Location	Purpose	Square Feet
Alpharetta, GA (near Atlanta)	Availability Services MegaCenter and hosting data center.	77,300
Birmingham, AL	Wealth Management Systems and Benefit and Investor Management Systems data center.	50,000
Carlstadt, NJ (near New York City)	Availability Services MegaCenter and hosting data center.	364,000
Charlotte, NC	Wealth Management Systems data center.	43,500
Fairfield, NJ (near New York City)	Investment Management Systems data center.	10,000
Hitchin, England (north of London)	Availability Services MegaCenter.	24,700
Hopkins, MN (1) (near Minneapolis)	Brokerage and Trading Systems data center.	46,200
Hounslow, England (near London)	Availability Services MegaCenter and hosting data center (London Technology Centre).	133,000
Irving, TX (near Dallas)	Availability Services MegaCenter.	92,600
Isleworth, England (2) (near London)	Availability Services MegaCenter.	65,000
Ismaning, Germany (near Munich)	Availability Services MegaCenter.	17,300
Lognes, France (1) (near Paris)	Availability Services MegaCenter.	85,000
Mississauga, Ontario (2) (near Toronto)	Availability Services MegaCenter.	59,000
Mt. Laurel, NJ (2) (near Philadelphia)	Brokerage and Trading Systems data center.	100,000

Location	Purpose	Square Feet
North Bergen, NJ (near New York City)	Availability Services MegaCenter.	163,500
Northbrook, IL (near Chicago)	Availability Services MegaCenter.	84,000
Philadelphia, PA	Availability Services MegaCenter and hosting data center.	506,300
Ridgefield and Weehawken (2), NJ (near New York City)	Brokerage and Trading Systems data centers.	7,000
Rungis, France (near Paris)	Availability Services MegaCenter.	55,000
Scottsdale, AZ	Availability Services MegaCenter.	35,600
Smyrna, GA (2) (near Atlanta)	Availability Services MegaCenter.	134,800
Stockholm, Sweden	Availability Services MegaCenter.	52,900
Voorhees, NJ (2) (near Philadelphia)	Data center for many Investment Support Systems businesses, and Availability Services hosting data center.	51,000
Waltham, MA (near Boston)	Brokerage and Trading Systems data center.	13,100
Warminster, PA (2) (near Philadelphia)	Availability Services MegaCenter.	20,000
Wood Dale, IL (2) (near Chicago)	Availability Services MegaCenter and hosting data center.	146,300

(1)	Consists of two buildings, one leased and the other owned by SunGard.
(2)	Entirely owned by SunGard.

SunGard leases all the facilities listed above except as noted above. SunGard owns some of its MetroCenters and certain of its other offices. In addition, SunGard leases space, primarily for sales offices, customer support offices, administrative offices, MetroCenters and remote operations centers, in many locations in the United States and worldwide. SunGard believes that its leased and owned facilities are adequate for SunGard’s present operations.

ITEM 3.    LEGAL PROCEEDINGS

SunGard is presently a party to certain lawsuits arising in the ordinary course of its business. SunGard believes that none of its current legal proceedings will be material to its business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1    CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of SunGard who are not also nominees for director are listed below.

Name	Age	Principal Position With SunGard Data Systems Inc.
Andrew P. Bronstein	44	Vice President and Controller
Robert Greifeld	45	Executive Vice President
Lawrence A. Gross	50	Senior Vice President–Legal and General Counsel
Till M. Guldimann	54	Vice Chairman
Paul C. Jeffers	41	Vice President–Human Resources
Michael K. Muratore	56	Executive Vice President
Brian Robins	44	Senior Vice President–Corporate Marketing
David E. Robinson	59	Executive Vice President
Michael J. Ruane	49	Senior Vice President–Finance and Chief Financial Officer
Bettina A. Slusar	39	Senior Vice President–Global Accounts Management
Richard C. Tarbox	50	Senior Vice President–Corporate Development

Mr. Bronstein has been Vice President and Controller of SunGard since 1994, and he was Corporate Controller of SunGard from 1992 to 1994. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on SunGard’s account and as director of the firm’s Philadelphia high technology group. Mr. Bronstein is a director and officer of most of SunGard’s domestic subsidiaries.

Mr. Greifeld has been Executive Vice President of SunGard since March 2002. He was Senior Vice President of SunGard from 2000 to 2002, Vice President of SunGard from 1999 to 2000 and Chief Executive Officer of the SunGard Brokerage Systems Group earlier in 1999. Mr. Greifeld was President of Automated Securities Clearance, Ltd., from 1993 until it was acquired by SunGard in 1999. Mr. Greifeld is a director and/or officer of many of SunGard’s investment support systems subsidiaries.

Mr. Gross has been Senior Vice President–Legal of SunGard since 2001 and General Counsel since 1986. He was Secretary of SunGard from 1987 to March 2002 and Vice President of SunGard from 1986 to 2001. From 1979 to 1986, he was a lawyer with Blank, Rome, Comisky & McCauley, Philadelphia, and he has represented SunGard since 1983. Mr. Gross is a director and officer of most of SunGard’s domestic subsidiaries and some of its foreign subsidiaries.

Mr. Guldimann has been Vice Chairman of SunGard since March 2002. He was Senior Vice President, Strategy and a member of SunGard’s board of directors from 1999 to March 2002. Mr. Guldimann was Vice Chairman from 1997 to 1999 and Senior Vice President from 1995 to 1997 of Infinity, A SunGard Company, a subsidiary of SunGard since 1998. From 1974 to 1995, Mr. Guldimann held various senior executive positions with J.P. Morgan & Co.

Mr. Jeffers has been Vice President–Human Resources of SunGard since 2001. From 2000 to 2001, Mr. Jeffers was National Director of Performance Management and Education for Grant Thornton, LLP, and from 1999 to 2000, he was Vice President–Human Resources of First USA Bank. From 1995 to 1999, Mr. Jeffers was Area Director, Human Resources for the Management Consulting Practice of Ernst & Young LLP.

Mr. Muratore has been Executive Vice President of SunGard since March 2002. He was Senior Vice President of SunGard from 1998 to March 2002, Chief Executive Officer of the SunGard Financial Systems Group from 1995 to 1998 and Chief Executive Officer of the SunGard Computer Services Group from 1990 to 1995. From 1985 to 1990, Mr. Muratore held various senior executive positions with SunGard. Mr. Muratore is a director and/or officer of many of SunGard’s domestic subsidiaries.

Mr. Robins has been Senior Vice President–Corporate Marketing of SunGard since February 2003 and was Vice President–Corporate Marketing of SunGard from 2000 to February 2003. From 1995 to 2000, Mr. Robins served as Vice President–Marketing and held various other positions with Infinity, A SunGard Company, a subsidiary of SunGard since 1998.

Mr. Robinson has been Executive Vice President of SunGard since March 2002. He was Senior Vice President of SunGard from 1999 to 2002 and Chief Executive Officer of the SunGard Investment and Shareholder Systems Group from 1998 to 1999. From 1983 to 1999, Mr. Robinson held various senior executive positions with SunGard, including President of SunGard Investment Systems Inc. from 1993 to 1999. Mr. Robinson is a director and/or officer of many of SunGard’s investment support systems subsidiaries.

Mr. Ruane has been Senior Vice President–Finance of SunGard since 2001 and Chief Financial Officer and Treasurer of SunGard since 1994. He was Vice President-Finance of SunGard from 1994 to 2001. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President–Finance of the SunGard Trading Systems Group. Mr. Ruane was Vice President–Controller of SunGard from 1990 to 1992, and Corporate Controller of SunGard from 1985 to 1990. Mr. Ruane is a director and officer of most of SunGard’s domestic and foreign subsidiaries.

Ms. Slusar has been Senior Vice President–Global Accounts Management of SunGard since February 2003 and was Vice President–Global Accounts Management of SunGard from 2001 to February 2003. Ms. Slusar was President from 1999 to 2001 and Senior Vice President, North American Sales and Operations from 1997 to 1998 of SunGard Futures Systems.

Mr. Tarbox has been Senior Vice President–Corporate Development of SunGard since 2001 and was Vice President–Corporate Development of SunGard from 1987 to 2001. From 1983 to 1987, Mr. Tarbox was a senior manager with Coopers & Lybrand L.L.P. providing acquisition consulting.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the section entitled STOCK INFORMATION in SunGard’s 2002 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

ITEM 6.    SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled SELECTED FINANCIAL INFORMATION in SunGard’s 2002 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in SunGard’s 2002 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K). This information should be read together with the Company’s Consolidated Financial Statements and related footnotes (included in Exhibit 13.1 to this Report on Form 10-K) and the discussion of risk factors below.

RISK FACTORS

This Report on Form 10-K and other SunGard reports and communications contain forward-looking statements that are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. SunGard derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While SunGard believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important risk factors, including:

•	the effect of general economic conditions on information technology spending levels, trading volumes and services revenues;

•	the overall condition of the financial services industry and the effect of any further consolidation among financial services firms;

•	the effect of war, terrorism or catastrophic events;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances, including those resulting in more alternatives for dedicated high availability services;

•	the integration and performance of acquired businesses, including the availability services business of Guardian iT plc, acquired on July 1, 2002;

•	the satisfaction of conditions to closing of pending acquisitions;

•	the prospects for future acquisitions;

•	the ability to retain and attract customers and key personnel; and

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents.

Consider these risk factors carefully in evaluating SunGard’s forward-looking statements and in making any investment decision regarding SunGard’s common stock. Furthermore, remember that the risk factors described in this Report on Form 10-K are not the only ones facing SunGard. There may be additional risks and uncertainties that SunGard does not currently know about or that SunGard currently believes are not material. If any of the risk factors facing SunGard come to pass, then there could be a material adverse affect on SunGard’s business, financial condition or future results of operations. If that happens, the trading price of SunGard’s common stock could drop, and a SunGard investor could lose a substantial part of his or her investment. SunGard assumes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General Economic and Market Conditions May Hurt SunGard’s Business and Results.

When there is a slowdown or downturn in the economy, a drop in stock market trading volumes, or an event that disrupts the financial markets (such as 9/11), SunGard’s business and financial results may suffer for a number of reasons. For example, customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers may curtail or discontinue trading operations, delay or cancel information technology projects, or seek to lower their costs by renegotiating vendor contracts. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on the Company’s financial results.

Weakening of the Financial Services Industry May Hurt SunGard’s Business and Results.

Since SunGard’s customer base is concentrated in the financial services industry, its business is largely dependent on the well-being of that industry. When there is a general downturn in the financial services industry, or if SunGard’s customers in that industry experience financial or business problems, SunGard’s business and financial results may suffer. In addition, if financial services firms continue to consolidate (as they have over the past decade), there could be a material adverse effect on SunGard’s business and financial results. For example, when a SunGard customer merges with a firm using its own solution or another vendor’s solution, they could decide to consolidate their processing on a non-SunGard system, which could have an adverse effect on SunGard’s financial results.

Catastrophic Events May Disrupt SunGard’s Business and Hurt Its Results.

SunGard’s business may be adversely affected by a war, terrorist attack, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on SunGard or an indirect impact on SunGard by, for example, affecting SunGard’s customers, the financial markets or the overall economy. The potential for a direct impact is due primarily to the Company’s significant investment in its infrastructure. Although SunGard maintains redundant facilities and has contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. Despite the Company’s preparations, a security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for customers, disruptions to SunGard’s operations, or damage to important SunGard facilities. Any of these could have a material adverse effect on SunGard’s business and financial results.

The Unpredictability of Software Sales May Cause SunGard’s Results to Fluctuate.

SunGard’s operating results may fluctuate and be difficult to predict due to the timing and magnitude of software sales. SunGard offers some of its investment support systems on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which the Company generally recognizes as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. As a result, the sales cycle for a software license may be lengthy and take unexpected turns. That is why it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, SunGard’s operating results may fluctuate from quarter to quarter due to the timing and magnitude of software sales.

Rapid Technological and Business Changes May Cause Problems for SunGard.

SunGard’s business may suffer if it does not successfully adapt its services and software to changes in technology and changes in its customers’ businesses. These changes can occur rapidly and at unpredictable intervals. If SunGard does not successfully update and integrate its services and software to adapt to these changes, or if SunGard does not successfully develop new products needed by its customers to keep pace with these changes, then SunGard’s business and financial results may suffer. SunGard’s ability to keep up with technology and business changes is subject to a number of risks, including:

•	SunGard may find it difficult or costly to update its services and software and to develop new products fast enough to meet its customers’ needs;

•	SunGard may find it difficult or costly to make some features of its services and software work effectively and securely over the Internet;

•	SunGard may find it difficult or costly to integrate more of its investment support systems into efficient straight-through processing solutions;

•	SunGard may find it difficult or costly to update its services and software to keep pace with business, regulatory and other developments in the financial services industry, where many of SunGard’s customers operate;

•	SunGard’s availability services margins may decline if new technologies accelerate the emerging trend toward increasing sales of dedicated availability services (dedicated services yield lower margins than shared services because the equipment and facilities involved are not shared by multiple customers but rather used exclusively by a single customer); and

•	SunGard may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on SunGard’s computers or transmitted over its network.

Difficulties Integrating Acquisitions May Adversely Affect SunGard’s Business and Results.

There can be no assurance that SunGard’s acquisition program will continue to be successful. If SunGard is unable to successfully integrate and manage acquired businesses, or if acquired businesses perform poorly, then SunGard’s business and financial results may suffer. The largest business acquired by SunGard in 2002 was the availability solutions business of Guardian iT plc. Although the integration of the Guardian business has proceeded well, it is possible that the Guardian business and other businesses acquired by SunGard may perform worse than expected or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on SunGard’s business and financial results for a number of reasons, including:

•	SunGard may have to devote unanticipated financial and management resources to acquired businesses;

•	SunGard may not be able to realize expected operating efficiencies or product integration benefits from its acquisitions; and

•	SunGard may have to write off goodwill or other intangible assets.

Difficulties Finding Future Acquisitions on Favorable Terms May Hurt SunGard’s Growth.

SunGard’s growth has depended in part on its ability to acquire similar or complementary businesses on favorable terms. This growth strategy is subject to a number of risks that could adversely affect SunGard’s business and financial results, including:

•	SunGard may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	SunGard may face competition for acquisitions from other potential acquirors or from the possibility of the acquisition target pursuing an initial public offering of its stock;

•	SunGard may have to borrow money from a bank or sell equity or debt securities to the public to finance future acquisitions; and

•	SunGard may find it more difficult or costly to complete acquisitions due to changes in accounting, tax, securities or other regulations.

SunGard’s Success Depends on Retaining and Attracting Customers.

If SunGard is unable to keep existing customers satisfied, sell additional services and software to existing customers or attract new customers, then SunGard’s business and financial results may suffer. A variety of factors could affect SunGard’s ability to successfully retain and attract customers, including the level of demand for SunGard’s services and software, the level of customer spending for information technology, the level of competition from internal customer solutions and from other vendors, the quality of SunGard’s customer service, the ability of SunGard to update its products and develop new products needed by customers, and the ability of SunGard to integrate and manage acquired businesses. SunGard’s services revenue, which has been largely recurring in nature, comes from the sale of its services and software under fixed-term contracts. SunGard does not have a unilateral right to extend these contracts when they expire. If customers cancel or refuse to renew their contracts, or if customers reduce the usage levels or asset values under their contracts, there could be a material adverse effect on SunGard’s business and financial results.

In Availability Services, customer retention risks have been amplified by recent acquisitions. Compared to SunGard’s historical availability services customer base, the customer base acquired in November 2001 with the availability solutions business of Comdisco, Inc. had a greater concentration of revenue in a smaller number of accounts and a shorter average remaining term. The availability services customer base acquired from Guardian in July 2002 has average revenue per customer similar to SunGard’s, but also has a shorter average remaining contract term. Consequently, the amount and percentage of annual availability services revenue that is subject to renewal significantly increased. As the Company seeks to renew shorter-term availability services contracts, it often agrees to lower monthly fees in exchange for longer contract commitments, which is currently having a negative impact on revenues and revenue growth rates in this segment.

SunGard’s Success Depends on Retaining and Attracting Skilled Employees.

SunGard’s success depends on the skill, experience and dedication of its employees. If SunGard is unable to retain and attract sufficiently experienced and capable personnel, especially in product development, sales and management, SunGard’s business and financial results may suffer. For example, if SunGard is unable to retain and attract a sufficient number of skilled technical personnel, its ability to develop high quality products and provide high quality customer service may be impaired. Experienced and capable personnel in the IT industry remain in high demand, and there is continual competition for their talents. When talented employees leave, SunGard may have difficulty replacing them, and its business may suffer. There can be no assurance that SunGard will be able to successfully retain and attract the personnel that it needs.

Difficulties Protecting Proprietary Technology and Evolving Patent Laws May Cause Problems for SunGard.

SunGard’s success is dependent in part on its ability to protect its proprietary services and software and to defend against infringement claims. If SunGard is unable to do so, SunGard’s business and financial results may suffer. To protect its proprietary technology, SunGard relies upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents (see PROPRIETARY PROTECTION under ITEM 1). Despite the Company’s efforts to protect its proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of SunGard’s technology. It also is possible that others will develop and market similar or superseding technology to compete with SunGard. Furthermore, existing patent and copyright laws may afford only limited protection, and the laws of certain countries do not protect proprietary technology as well as United States law. For these reasons, SunGard may have difficulty protecting its proprietary technology against unauthorized copying or use. If any of these events happens, there could be a material adverse effect on the value of SunGard’s proprietary technology and on its business and financial results. In addition, litigation may be necessary to protect the Company’s proprietary technology. This type of litigation is often costly and time-consuming, with no assurance of success.

The legal framework for software and business method patents is rapidly evolving, and it is possible that others may patent technology similar to SunGard’s and may assert infringement claims against SunGard. These claims may be difficult and costly to defend and may lead to unfavorable judgments or settlements, which could have a material adverse effect on SunGard’s business and financial results. For these reasons, SunGard may find it difficult or costly to add or retain important features in its services and software.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in SunGard’s 2002 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of SunGard, supplementary data and related documents that are included in this Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

This Part incorporates certain information from SunGard’s definitive proxy statement for its 2003 Annual Meeting of Stockholders (“2003 Proxy Statement”) filed with the Securities and Exchange Commission not later than 120 days after the end of SunGard’s fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of SunGard’s 2003 Proxy Statement entitled REPORT OF THE AUDIT COMMITTEE, REPORT OF THE COMPENSATION COMMITTEE and PERFORMANCE GRAPH shall not be deemed to be “filed” as part of this Report.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of SunGard is incorporated by reference to SunGard’s 2003 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled ELECTION OF DIRECTORS. Information concerning executive officers of SunGard who are not also nominees for director is included in Item 4.1, Part I, of this Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to SunGard’s 2003 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of SunGard securities by certain beneficial owners and management is incorporated by reference to SunGard’s 2003 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled BENEFICIAL OWNERSHIP OF COMMON STOCK. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to SunGard’s 2003 Proxy Statement including but not necessarily limited to the section of such proxy statement entitled EQUITY COMPENSATION PLAN INFORMATION.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to SunGard’s 2003 Proxy Statement including but not necessarily limited to the sections of such proxy statement entitled EXECUTIVE COMPENSATION, BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS.

ITEM 14.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days before the filing date of this Report. Based on their evaluations, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

The following financial statements of SunGard, supplementary data and related documents are incorporated by reference to SunGard’s 2002 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

Report of Independent Accountants on Consolidated Financial Statements, dated February 11, 2003.

Consolidated Statements of Income for each of the years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Stockholders’ Equity for each of the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Quarterly Financial Information (unaudited).

(a)(2)    FINANCIAL STATEMENT SCHEDULES

None.

(a)(3)    EXHIBITS

The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 26 of this Report. Exhibits 10.18 through 10.34 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

(b)    REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: March 28, 2003	By:	s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

s/ CRISTÓBAL CONDE	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2003
Cristóbal Conde

s/ MICHAEL J. RUANE Michael J. Ruane	Chief Financial Officer and Senior Vice President-Finance (principal financial officer)	March 28, 2003

s/ ANDREW P. BRONSTEIN	Vice President and Controller (principal accounting officer)	March 28, 2003
Andrew P. Bronstein

s/ GREGORY S. BENTLEY	Director	March 28, 2003
Gregory S. Bentley

s/ MICHAEL C. BROOKS	Director	March 28, 2003
Michael C. Brooks

s/ RAMON DE OLIVEIRA	Director	March 28, 2003
Ramon de Oliveira

s/ HENRY C. DUQUES	Director	March 28, 2003
Henry C. Duques

s/ ALBERT A. EISENSTAT	Director	March 28, 2003
Albert A. Eisenstat

s/ BERNARD GOLDSTEIN	Director	March 28, 2003
Bernard Goldstein

s/ JANET BRUTSCHEA HAUGEN	Director	March 28, 2003
Janet Brutschea Haugen

s/ JAMES L. MANN	Chairman of the Board of Directors	March 28, 2003
James L. Mann

s/ MALCOLM I. RUDDOCK	Director	March 28, 2003
Malcolm I. Ruddock

CERTIFICATIONS

Certification of Chief Executive Officer

I, Cristóbal Conde, certify that:

1.	I have reviewed this annual report on Form 10-K of SunGard Data Systems Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ CRISTÓBAL CONDE
Cristóbal Conde, President and Chief Executive Officer

Certification of Chief Financial Officer

I, Michael J. Ruane, certify that:

1.	I have reviewed this annual report on Form 10-K of SunGard Data Systems Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ MICHAEL J. RUANE
Michael J. Ruane, Senior Vice President-Finance and Chief Financial Officer

LIST OF EXHIBITS

Number	Document
3.1(1)	Restated Certificate of Incorporation of SunGard.
3.2(2)	Amended and Restated Bylaws of SunGard.
4.1(3)	Specimen Common Stock Certificate of SunGard.
4.2(4)	Rights Agreement dated as of July 18, 2000 between SunGard and Wells Fargo Bank Minnesota, N.A.
10.1(5)

Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”).

10.2(6)	Amendment to 401 Lease, dated October 9, 1995.
10.3(7)	Amendment to 401 Lease, dated December 23, 1996.
10.4(8)	Amendment to 401 Lease, dated March 1997.
10.5(8)	Amendment to 401 Lease, dated December 18, 1997.
10.6(9)	Amendment to 401 Lease, dated June 9, 1999.
10.7(10)	Amendment to 401 Lease, dated June 29, 2000.
10.8(1)

October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey).

10.9	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (filed with this Report).
10.10(1)

November 1987 Lease between Hartz Mountain Development Corp. and SunGard (as successor to Comdisco Disaster Recovery Services, Inc.) (“North Bergen Lease”); December 1987 Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; April 1988 Second Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 5851 West Side Avenue, North Bergen, New Jersey).

10.11	Amendment to North Bergen lease, dated May 30, 2002 (filed with this Report).
10.12	September 2000 Lease between Prologis UK S.A.R.L., Prologis UK VII S.A.R.L. and Guardian iT plc relating to SunGard’s facility at Green Lane Hounslow, England (filed with this Report).
10.13(11)	Acquisition Agreement between SunGard Data Systems Inc. and Comdisco, Inc., dated effective as of July 15, 2001 and executed as of October 12, 2001.
10.14(1)

364-Day Credit Agreement dated as of January 25, 2002 among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, ABN AMRO Bank, N.V., as Co-Documentation Agent, and Fleet National Bank, as Co-Documentation Agent (“364-Day Credit Agreement”).

10.15(12)	Amendment, dated as of September 30, 2002, to the 364-Day Credit Agreement.
10.16(12)	Amendment, dated as of January 10, 2003, to the 364-Day Credit Agreement.

Number	Document
10.17(12)

Amended and Restated Three-Year Credit Agreement, dated as of January 10, 2003, among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, PNC Bank, National Association, as Syndication Agent, First Union National Bank, as Documentation Agent, ABN AMRO Bank, N.V., as Co-Documentation Agent, and Fleet National Bank, as Co-Documentation Agent.

10.18(13)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002.(18)
10.19(14)

SunGard’s 1986 Stock Option Plan, Amendments thereto, dated January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991.(18)

10.20(15)	SunGard’s Restricted Stock Award Plan for Outside Directors.(18)
10.21(9)	Amendment No. 1 to SunGard’s Restricted Stock Award Plan for Outside Directors.(18)
10.22(10)	Amendment No. 2 to SunGard’s Restricted Stock Award Plan for Outside Directors.(18)
10.23(16)	SunGard’s 1994 Equity Incentive Plan.(18)
10.24(9)	Amendment No. 1 to SunGard’s 1994 Equity Incentive Plan.(18)
10.25(6)	SunGard’s 1996 Equity Incentive Plan.(18)
10.26(7)	The United Kingdom Addendum to SunGard’s 1996 Equity Incentive Plan.(18)
10.27(9)	Amendment No. 1 to SunGard’s 1996 Equity Incentive Plan.(18)
10.28(8)	SunGard’s 1998 Equity Incentive Plan.(18)
10.29(9)	SunGard’s 2000 Equity Incentive Plan.(18)
10.30(1)	SunGard’s 2002 Equity Incentive Plan.(18)
10.31(9)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program.(18)
10.32	Summary Description of SunGard’s Long-Term Executive Incentive Compensation Plan (filed with this Report).(18)
10.33	Summary Description of SunGard’s Outside Director Stock in Lieu of Cash Fees Program (filed with this Report).(18)
10.34(17)	Form of Indemnification Agreement entered into by SunGard with its directors and officers.(18)
13.1	Portions of SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2002 expressly incorporated herein by reference (filed with this Report).
13.2

Description of Segments and Business Areas as appears in SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2002 expressly incorporated herein by reference (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).
23.1	Consent of Independent Accountants regarding SunGard’s consolidated financial statements (filed with this Report).
99.1	Certification of Chief Executive Officer (filed with this Report).
99.2	Certification of Chief Financial Officer (filed with this Report).

(1)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989).
(2)	Incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 1-12989).

(3)	Incorporated by reference to the Exhibits filed with SunGard’s Registration Statement on Form S-1 and Amendments No. 1, No. 2 and No. 3 thereto (Registration No. 33-3181).
(4)	Incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated July 18, 2000 and filed on July 21, 2000.
(5)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232).
(6)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232).
(7)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232).
(8)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989).
(9)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989).
(10)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989).
(11)	Incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated November 15, 2001 and filed on November 30, 2001.
(12)	Incorporated by reference to the Exhibits filed with SunGard’s Schedule TO filed on February 14, 2003 (Commission File No. 005-52541).
(13)	Incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-12989).
(14)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232).
(15)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232).
(16)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232).
(17)	Incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232).
(18)	Management contract or compensatory plan or arrangement.

INDEX OF EXHIBITS FILED WITH THIS REPORT

Number	Document
10.9	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey.
10.11	Amendment to North Bergen lease, dated May 30, 2002.
10.12	September 2000 Lease between Prologis UK S.A.R.L., Prologis UK VII S.A.R.L. and Guardian iT plc relating to SunGard’s facility at Green Lane Hounslow, England.
10.32	Summary Description of SunGard’s Long-Term Executive Incentive Compensation Plan.(1)
10.33	Summary Description of SunGard’s Outside Director Stock in Lieu of Cash Fees Program.(1)
13.1	Portions of SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2002 expressly incorporated herein by reference.
13.2	Description of Segments and Business Areas as appears in SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2002 expressly incorporated herein by reference.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants regarding SunGard’s consolidated financial statements.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

(1)	Management contract or compensatory plan or arrangement.