Form 10-Q
period 2003-03-31
SUNGARD DATA SYSTEMS INC
filed 2003-05-15
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No

There were 284,395,866 shares of the registrant’s common stock, par value $.01 per share, outstanding at March 31, 2003.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except per-share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current:
Cash and equivalents	$365,289	$439,735
Trade receivables, less allowance for doubtful accounts of $49,436 and $42,999	497,703	518,390
Earned but unbilled receivables	50,485	48,158
Prepaid expenses and other current assets	86,816	80,820
Clearing broker assets	89,475	—
Deferred income taxes	47,368	47,913

Total current assets	1,137,136	1,135,016

Property and equipment, less accumulated depreciation of $658,391 and $621,994	573,760	566,199
Software products, less accumulated amortization of $284,056 and $271,753	180,493	132,083
Customer base, less accumulated amortization of $119,250 and $110,031	371,019	343,973
Other tangible and intangible assets, less accumulated amortization of $20,550 and $19,035	84,339	72,707
Deferred income taxes	59,798	92,568
Goodwill	1,067,873	939,050

	$3,474,418	$3,281,596

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$17,511	$18,128
Accounts payable	44,471	59,946
Accrued compensation and benefits	119,345	137,362
Other accrued expenses	210,098	203,696
Accrued income taxes	44,841	25,290
Clearing broker liabilities	88,593	—
Deferred revenues	457,219	426,811

Total current liabilities	982,078	871,233

Long-term debt	186,673	187,964

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 284,396 and 283,796 shares issued	2,844	2,838
Capital in excess of par value	811,200	801,936
Restricted stock plans	(2,113)	(2,324)
Retained earnings	1,472,719	1,396,680
Accumulated other comprehensive income	21,017	23,965

	2,305,667	2,223,095
Treasury stock, at cost, 0 and 58 shares	—	(696)

Total stockholders’ equity	2,305,667	2,222,399

	$3,474,418	$3,281,596

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Services	$620,235	$544,114
License and resale fees	36,713	50,125

Total products and services	656,948	594,239
Reimbursed expenses	17,613	13,984

	674,561	608,223

Costs and expenses:
Cost of sales and direct operating	303,410	255,216
Sales, marketing and administration	129,466	131,021
Product development	42,046	42,405
Depreciation and amortization	56,228	47,308
Amortization of acquisition-related intangible assets	17,235	13,990
Merger costs	—	1,677

	548,385	491,617

Income from operations	126,176	116,606
Interest income	1,276	2,336
Interest expense	(1,768)	(4,153)

Income before income taxes	125,684	114,789
Income taxes	49,645	44,768

Net income	$76,039	$70,021

Basic net income per common share	$0.27	$0.25

Diluted net income per common share	$0.26	$0.24

Shares used to compute net income per common share:
Basic	283,933	281,243

Diluted	288,381	291,184

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flow from operations:
Net income	$76,039	$70,021
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	73,463	61,298
Other noncash credits	(3,885)	(1,528)
Deferred income tax provision	8,119	917
Accounts receivable and other current assets	29,283	106,044
Accounts payable and accrued expenses	(17,960)	(11,078)
Deferred revenues	1,066	2,338

Cash flow from operations	166,125	228,012

Financing activities:
Cash received from stock option and award plans	9,534	19,056
Cash used to repay debt	(5,422)	(101,982)

Total financing activities	4,112	(82,926)

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(185,705)	(22,208)
Cash paid for property and equipment	(52,239)	(20,874)
Cash paid for software and other assets	(6,739)	(6,023)

Total investment activities	(244,683)	(49,105)

Increase (decrease) in cash and equivalents	(74,446)	95,981
Beginning cash and equivalents	439,735	396,320

Ending cash and equivalents	$365,289	$492,301

Supplemental information:
Acquired businesses:
Property and equipment	$5,226	$(6,023)
Software products	53,637	1,931
Customer base	37,669	4,833
Goodwill	133,105	11,758
Other tangible and intangible assets	16,039	5,299
Purchase price obligations and debt assumed	(3,741)	(1,538)
Net current assets acquired (liabilities assumed)	(56,230)	5,948

Cash paid for acquired businesses, net of cash acquired of $32,608 and $342, respectively	$185,705	$22,208

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. (the Company) has three segments: Investment Support Systems (ISS), Availability Services (AS) and Other Businesses. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. Acquisitions:

The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. During the three months ended March 31, 2003, the Company completed two acquisitions in its ISS segment and one acquisition in its Other Businesses segment. Gross cash paid in connection with these acquisitions is $203.3 million, subject to certain adjustments. Pro forma combined results of operations are not presented, other than in connection with the July 2002 acquisition of Guardian iT plc (Guardian), since the results as reported in the accompanying Consolidated Statements of Income would not be materially different.

During the three months ended March 31, 2002, the Company completed three acquisitions in its ISS segment. Gross cash paid in connection with these acquisitions is $22.6 million, subject to certain adjustments. Goodwill recorded is $10.6 million.

In connection with certain previously acquired businesses, a total of up to $171.0 million could be paid as additional consideration over the next three years contingent upon the future operating performance of those businesses. The amount paid, if any, will be recorded as additional goodwill at the time the actual performance is known and the amounts become due. During the three months ended March 31, 2003, the Company paid $15.0 million as additional consideration based upon the operating performance of a business previously acquired.

At March 31, 2003, the purchase-price allocations to the assets acquired and liabilities assumed for two of the three acquisitions completed during the three months ended March 31, 2003 are preliminary. Goodwill recorded for all three acquisitions is $119.3 million. These allocations are expected to be finalized in the second quarter when independent valuations of the identified intangible assets acquired and liabilities assumed are completed. In addition, the Guardian purchase-price allocation is still preliminary, but will be completed during the second quarter of 2003 upon finalization of facility closure plans and property lease valuations.

Changes in goodwill by segment during the three months ended March 31, 2003 follow (in thousands):

	ISS	AS	Other Businesses	Total
Balances at December 31, 2002	$321,242	$584,985	$32,823	$939,050
2003 acquisitions	42,364	—	76,903	119,267
Adjustments to previous acquisitions	(104)	(1,058)	—	(1,162)
Contingent purchase price paid	15,000	—	—	15,000
Effect of foreign currency translation	(4)	(4,278)	—	(4,282)

Balances at March 31, 2003	$378,498	$579,649	$109,726	$1,067,873

Because of the acquisitions completed in the first quarter of 2003 (and the finalization of purchase price allocations of previously completed acquisitions), the estimated amortization expense for each of the years 2003 to 2007 contained in Footnote 1 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 has been updated. In addition, because certain of these allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to be updated as the allocations are finalized. Based on amounts recorded at March 31, 2003, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2003	$78,300
2004	73,000
2005	61,500
2006	55,600
2007	44,500

In connection with the integration of the last two AS acquisitions into the Company’s AS segment, the Company accrued, as a cost of the acquisitions and as part of goodwill, estimated costs of closing certain acquired facilities and reducing acquired headcount. The estimated costs for closing certain of the Company’s existing facilities and headcount reductions related to the Company’s existing employees were included in merger costs. Generally, all equipment located at closed facilities is relocated to other facilities, thereby improving the operational resilience and scope of services available to customers.

The activity relating to severance and facility closure accruals in connection with these acquisitions follows (in thousands):

	Severance	Facilities	Total
Accrued at December 31, 2002	$2,295	$50,183	$52,478
Changes in estimates	(102)	94	(8)
Payments	(287)	(1,257)	(1,544)
Effect of foreign currency translation	(24)	(506)	(530)

Accrued at March 31, 2003	$1,882	$48,514	$50,396

The remaining facility closure accrual relates primarily to the remaining lease obligations for 12 facilities identified for closure, net of estimated sublease income, and will be paid over their remaining lease terms, which expire between 2003 and 2017, unless terminated earlier.

Merger Costs:

During the three months ended March 31, 2003, no merger costs were recorded. During the three months ended March 31, 2002, merger costs related to closing certain facilities of the availability solutions business of Comdisco Inc. totaled $1.7 million (less than $.01 per diluted share).

Pro Forma Financial Information:

On July 1, 2002, the Company completed the acquisition of Guardian. The following unaudited pro forma combined results of operations for the three months ended March 31, 2002 is provided for illustrative purposes only and assumes that this acquisition occurred on January 1, 2002. This unaudited pro forma information (in thousands, except per-share amounts) should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred on that date, nor of the results that may be obtained in the future.

Revenues	$646,010
Net income	64,226
Diluted net income per common share, as reported	0.24
Pro forma diluted net income per common share	0.22

Subsequent Event:

On April 8, 2003, the Company completed its previously announced cash tender offer for the outstanding common shares of Caminus Corporation. The gross cash paid was approximately $160.0 million, of which $140.0 million was borrowed under the Company’s existing credit agreement.

3. Clearing Broker Assets and Liabilities:

During the three months ended March 31, 2003, the Company acquired a registered broker that provides order routing, execution and clearing services for professional traders. At March 31, 2003, clearing broker assets and liabilities are comprised of the following (in thousands):

Segregated customer cash and treasury bills	$34,274
Other customer securities	11,209
Securities borrowed	34,533
Receivables from customers and other	9,459

Clearing broker assets	$89,475

Payables to customers	$52,461
Securities loaned	23,262
Other	12,870

Clearing broker liabilities	$88,593

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Other customer securities consist of trading and investment securities at fair market values. Securities borrowed and loaned represent deposits made to or received from other broker-dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

4. Shares Used in Computing Net Income Per Common Share:

The computation of shares used in computing basic and diluted net income per common share for the three months ended March 31, 2003 and 2002 follows (in thousands):

	2003	2002
Weighted-average common shares outstanding used for calculation of basic net income per common share	283,933	281,243
Employee stock options	4,448	9,941

Total shares used for calculation of diluted net income per common share	288,381	291,184

During the three months ended March 31, 2003, the Company had approximately 19.5 million outstanding employee stock options that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. These stock options are considered to be out-of-the-money because the option exercise prices exceed the average share price during the three months ended March 31, 2003. The dilutive effect of employee stock options is measured by the amount, if any, that individual stock option exercise prices are less than the average share price during the period.

5. Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), changed the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 is optional; however, the following supplemental information is provided for each of the three months ended March 31 (in thousands, except per-share amounts):

	2003	2002
Net income, as reported (including stock-based employee compensation costs, net of tax, of $128 and $144, respectively)	$76,039	$70,021
Additional stock-based employee compensation costs under SFAS 123, net of tax	(13,622)	(11,632)

Pro forma net income	$62,417	$58,389

Pro forma net income per common share:
Basic	$0.22	$0.21

Diluted	$0.22	$0.20

The weighted-average fair value of the options granted during the three months ended March 31, 2003 and 2002 is estimated to be $11.54 and $18.84 per share, respectively, on the date of grant, representing 60% and 57%, respectively, of the weighted-average market value of the Company’s common stock on the date of grant. The fair value of options granted is determined using the Black-Scholes pricing model with the following assumptions in both periods: volatility of 52%; expected term of six years (nine and one-half years for unvested performance accelerated stock options); risk-free interest rate of 3.1%; and no dividend yield. The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of the impact on future years, since the Company anticipates that additional options and awards will be made in future years.

6. Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income for the three months ended March 31, 2003 and 2002 follows (in thousands):

	2003	2002
Net income	$76,039	$70,021
Foreign currency translation losses	(2,948)	(2,700)

Comprehensive income	$73,091	$67,321

7. Segment Information:

The Company has three segments: ISS, AS and Other Businesses. Effective January 1, 2003, a change in management responsibilities caused a reclassification of a business that provides workflow management systems, primarily to healthcare insurance organizations, from Other Businesses to ISS. This change in segment reporting has been reflected for all periods presented. The operating results for each of the segments for each of the quarters of 2002, the year ended December 31, 2002 and the three months ended March 31, 2003 follows (in thousands):

	Three Months Ended				Year Ended	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	Dec. 31,	March 31,
	2002					2003
Revenues:
Investment support systems	$332,811	$344,791	$332,644	$368,261	$1,378,507	$343,269
Availability services	237,310	238,230	284,655	289,787	1,049,982	287,252
Other businesses	24,118	26,365	26,932	24,411	101,826	26,427
Reimbursed expenses	13,984	13,942	15,684	19,312	62,922	17,613

	$608,223	$623,328	$659,915	$701,771	$2,593,237	$674,561

Income from operations:
Investment support systems	$77,280	$82,584	$73,477	$87,489	$320,830	$67,179
Availability services	46,017	59,626	71,973	80,193	257,809	66,091
Other businesses	4,272	5,707	5,550	3,612	19,141	3,622
Corporate administration	(9,286)	(10,598)	(8,417)	(9,723)	(38,024)	(10,716)
Merger costs	(1,677)	—	(10,519)	(327)	(12,523)	—

	$116,606	$137,319	$132,064	$161,244	$547,233	$126,176

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and presume that readers have read or have access to the discussion and analysis in the Company’s Annual Report. The following discussion and analysis include historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

Results of Operations:

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Income, the relative percentage that those amounts represent to consolidated revenues (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three months ended March 31,				Percent increase (decrease)
	(in thousands)		Percent of revenues
	2003	2002	2003	2002	2003 vs. 2002
Revenues
Investment support systems (ISS)	$352,185	$337,843	52%	56%	4%
Availability services (AS)	288,296	238,017	43	39	21
Other businesses	34,080	32,363	5	5	5

	$674,561	$608,223	100%	100%	11

Costs and Expenses
Cost of sales and direct operating	$303,410	$255,216	45%	42%	19%
Sales, marketing and administration	129,466	131,021	19	22	(1)
Product development	42,046	42,405	6	7	(1)
Depreciation and amortization	56,228	47,308	8	8	19
Amortization of acquisition-related intangible assets	17,235	13,990	3	2	23
Merger costs	—	1,677	—	—	(100)

	$548,385	$491,617	81%	81%	12

Operating Income
Investment support systems (1)	$67,179	$77,280	19%	23%	(13)%
Availability services (1)	66,091	46,017	23	19	44
Other businesses (1)	3,622	4,272	11	13	(15)
Corporate administration	(10,716)	(9,286)	(2)	(2)	15
Merger costs	—	(1,677)	—	—	(100)

	$126,176	$116,606	19	19	8

(1)	Percent of revenues is calculated as a percent of revenues from ISS, AS and Other Businesses, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to consolidated revenues and the percentage change in those amounts from period to period.

	Three months ended March 31,				Percent increase (decrease)
	(in thousands)		Percent of revenues
	2003	2002	2003	2002	2003 vs. 2002
Investment Support Systems
Services	$311,867	$294,730	46%	49%	6%
License and resale fees	31,402	38,081	5	6	(18)

Total products and services	343,269	332,811	51	55	3
Reimbursed expenses	8,916	5,032	1	1	77

	$352,185	$337,843	52%	56%	4

Availability Services
Services	$285,431	$230,188	42%	38%	24%
License and resale fees	1,821	7,122	1	1	(74)

Total products and services	287,252	237,310	43	39	21
Reimbursed expenses	1,044	707	—	—	48

	$288,296	$238,017	43%	39%	21

Other Businesses
Services	$22,937	$19,196	3%	3%	19%
License and resale fees	3,490	4,922	1	1	(29)

Total products and services	26,427	24,118	4	4	10
Reimbursed expenses	7,653	8,245	1	1	(7)

	$34,080	$32,363	5%	5%	5

Total Revenues
Services	$620,235	$544,114	92%	90%	14%
License and resale fees	36,713	50,125	5	8	(27)

Total products and services	656,948	594,239	97	98	11
Reimbursed expenses	17,613	13,984	3	2	26

	$674,561	$608,223	100%	100%	11

Income from Operations:

Overall results for the three months ended March 31, 2003 were consistent with the Company’s expectation. The Company’s total operating margin was unchanged at 19% due to improvement in the AS margin and no merger costs in 2003, offset by the impact of lower software license and professional services revenues in ISS.

Investment Support Systems:

The ISS operating margin is 19% and 23% for the three months ended March 31, 2003 and 2002, respectively. The lower margin in 2003 is due primarily to a $6.7 million decline in license and resale fees, a $10.2 million decline in professional services revenues and the initial impact of recently acquired businesses with lower operating margins, offset in part by cost controls implemented during 2002 in response to slowing revenue growth.

Availability Services:

The AS operating margin is 23% and 19% for the three months ended March 31, 2003 and 2002, respectively. The higher margin in 2003 is due primarily to cost reductions associated with the successful integration of the availability solutions business of Comdisco Inc. (CAS), offset in part by the lower margin of Guardian iT plc (Guardian) and higher costs resulting from expansion of the Company’s North American facilities and equipment upgrades throughout the Company’s service offerings. When compared to the margin in the fourth quarter of 2002, the first quarter margin declined from 28% to 23%, due primarily to higher costs resulting from expansion of the Company’s North American facilities and equipment upgrades throughout the Company’s service offerings and, to a lesser extent, higher commission expense. For most AS contracts, commissions are fully earned on the service start dates, and typically a disproportionate number of AS contracts have service start dates of January 1, resulting in more commission expense in the first quarter than the other three quarters.

Other Businesses:

The Other Businesses operating margin is 11% and 13% for the three months ended March 31, 2003 and 2002, respectively. The lower margin in 2003 is due primarily to the initial effect of a recent acquisition.

Revenues:

Total revenues increased $66.3 million for the three months ended March 31, 2003 compared to the first quarter of 2002. Revenues of businesses owned for at least 12 months (internal revenues) were unchanged compared to internal revenue growth of approximately 2% in the first quarter of 2002. The lower rate of internal revenue growth was due primarily to the economic slowdown throughout 2002, with no meaningful change during the first three months of 2003.

Services revenues, which are largely recurring in nature, include revenues from availability services, processing services, software support and rentals, professional services and hardware rentals. For the three months ended March 31, 2003, services revenues increased 14% to $620.2 million, representing approximately 92% of total revenues, compared to $544.1 million, or 90% of total revenues, for the three months ended March 31, 2002. The increase in 2003 is due primarily to the impact of acquired businesses and higher AS revenues, offset in part by lower professional services revenues in ISS.

Professional services revenues are $80.3 million and $89.9 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in 2003 is due primarily to a decrease in ISS revenues, especially benefit and investor management systems and wealth management systems, offset in part by acquired businesses. This decline is due primarily to lower customer spending for new and existing projects across ISS.

Revenues from license and resale fees are $36.7 million and $50.1 million for the three months ended March 31, 2003 and 2002, respectively, and include software license revenues of $31.8 million and $36.4 million, respectively. The lower software license revenues in 2003 are due primarily to the economic slowdown resulting in lower customer spending for new software systems. The lower resale fees are due primarily to a $4.9 million AS equipment sale in 2002 and lower ISS revenues.

Investment Support Systems:

ISS revenues increased $14.3 million, or 4%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. ISS internal revenues decreased approximately 4% in 2003 compared to a decrease of approximately 2% in the first quarter of 2002. The rate of decline in ISS internal revenues for the first quarter of 2003 was consistent with the rate of decline for the fourth quarter of 2002. The continued decline in ISS internal revenue is due primarily to the economic slowdown resulting in lower customer spending across ISS. As a percentage of total revenues, ISS revenues were 52% and 56% for the three months ended March 31, 2003 and 2002, respectively, because AS grew faster than ISS.

For the three months ended March 31, 2003, ISS services revenues increased $17.1 million, or 6%, while ISS license and resale fees decreased $6.7 million, or 18%. The increase in services revenues is due primarily to acquired businesses, offset in part by lower services revenues from brokerage and trading systems and a $10.4 million decline in ISS internal revenues from professional services. The decline is due primarily to lower customer spending for new and existing projects across most ISS businesses.

Availability Services:

AS revenues increased $50.3 million, or 21%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. AS internal revenues increased approximately 5% and 11% in 2003 and 2002, respectively. The rate of increase in AS internal revenues for the first quarter of 2003 was relatively consistent with the rate of increase for the fourth quarter of 2002. The year over year decline in AS internal revenue growth is due primarily to ongoing efforts to renew shorter-term CAS contracts at lower monthly fees in exchange for longer contractual commitments, and to the continuing development of more varied and affordable alternatives for dedicated high-availability services, including those which may be used by larger customers to adopt internal solutions for part or all of their needs. In addition, the continued economic slowdown has resulted in lower capital spending by customers, which lessens demand and in turn intensifies competition and pricing pressures. AS revenues as a percentage of total revenues were 43% and 39% for the three months ended March 31, 2003 and 2002, respectively, because AS grew faster than ISS.

Other Businesses:

Revenues from Other Businesses increased $1.7 million, or 5%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The increase is due to a recent acquisition offset in part by a small net decline in internal revenues from existing businesses.

Costs and Expenses:

Total costs and expenses as a percentage of revenues for the three months ended March 31, 2003 and 2002 were consistent at 81%, with the impact of cost controls implemented during 2002 offset by the lower margins of recently acquired businesses.

Cost of sales and direct operating expenses increased as a percentage of total revenues to 45% for the three months ended March 31, 2003 compared to 42% for the comparable period in 2002. The increase is due to the acquisitions of Guardian and certain ISS businesses, which have a higher percentage of total expenses included in cost of sales.

Sales, marketing and administration expenses declined as a percentage of total revenues to 19% for the three months ended March 31, 2003 compared to 22% for the comparable period in 2002. The decrease is due primarily to cost controls implemented during 2002 and lower sales costs caused by slowing revenue growth.

Since AS product development costs are insignificant, it is more meaningful to measure product development costs as a percentage of revenues from ISS and Other Businesses. For the three months ended March 31, 2003 and 2002, product development costs were 11% of revenues from ISS and Other Businesses. Gross development costs capitalized are $2.7 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, is $1.8 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively, resulting in net capitalized development costs of $0.9 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and amortization remained at 8% of total revenues, unchanged from the corresponding period in 2002. Total depreciation and amortization increased $8.9 million, or 19%, for the three months ended March 31, 2003 due primarily to the acquisition of Guardian.

Amortization of acquisition-related intangible assets increased to 3% of total revenues compared to 2% for the comparable period in 2002. Amortization of acquisition-related intangible assets increased $3.2 million, or 23%, to $17.2 million ($0.04 per diluted share compared to $0.03 per diluted share in 2002) due to recently acquired businesses.

Interest income for the three months ended March 31, 2003 and 2002 is $1.3 million and $2.3 million, respectively. The decrease is due to lower cash and investment balances and lower interest rates. Interest expense for the three months ended March 31, 2003 and 2002 is $1.8 million and $4.2 million, respectively. The decrease is due to lower debt balances under the Company’s credit line.

Liquidity and Capital Resources:

At March 31, 2003, cash and equivalents are $365.3 million, a decrease of $74.4 million from December 31, 2002. Cash flow from operations was approximately 2.2 times net income, or $166.1 million, a decrease of $61.9 million compared with the three months ended March 31, 2002, when cash flow from operations was approximately 3.3 times net income. The decline in the ratio of cash flow from operations to net income was due to the initial effect of the CAS acquisition in 2002, which resulted in a significant one-time reduction in the initial working capital of the acquired CAS business.

For the three months ended March 31, 2003, the Company used its operating cash flow and a portion of its existing cash to acquire three businesses for $170.7 million (net of cash acquired), to pay $15.0 million for the contingent purchase price of a previously acquired business, and to purchase property, equipment and software totaling $59.0 million. At March 31, 2003, the Company has $17.5 million of short-term debt and $186.7 million of long-term debt, while stockholders’ equity exceeds $2.3 billion. Capital spending in 2003 could total approximately $200.0 million due primarily to the planned expansion of certain AS facilities and equipment upgrades throughout the Company’s AS service offerings.

In addition to its short- and long-term debt, the Company’s remaining commitments consist primarily of operating leases for computer equipment and facilities and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. The maximum amount of contingent purchase price obligations due within the next year is $99.0 million and due within the next three years is $171.0 million. The Company also has outstanding letters of credit and bid bonds that total approximately $26.0 million. On April 8, 2003, the Company completed its previously announced cash tender offer for the outstanding common shares of Caminus Corporation. The gross cash paid was approximately $160.0 million, of which $140.0 million was borrowed under its existing credit agreement.

The Company expects that its existing cash resources and cash generated from operations for the foreseeable future will be sufficient to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions, and ordinary capital spending needs. At March 31, 2003, the Company has an unused $325.0 million revolving credit agreement, of which $140.0 million was used for the acquisition of Caminus. The Company believes that it has the capacity to secure additional credit or issue equity to finance additional capital needs.

CERTAIN RISKS AND UNCERTAINTIES

Statements about the Company’s expected margins, revenues and spending and all other statements in this Form 10-Q other than historical facts are forward-looking statements. These statements are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as: the effect of general economic conditions on information technology spending levels, trading volumes and services revenues; the overall condition of the financial services industry and the effect of any further consolidation among financial services firms; the effect of war, terrorism or catastrophic events; the timing and magnitude of software sales; the timing and scope of technological advances, including those resulting in more alternatives for dedicated high-availability services; the integration and performance of acquired businesses, including the availability services business of Guardian, acquired on July 1, 2002; the prospects for future acquisitions; the ability to retain and attract customers and key personnel; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. The factors described in this paragraph and other factors that may affect SunGard, its business or future financial results, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 2002, a copy of which may be obtained from SunGard without charge.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company has rarely used derivative financial instruments to manage risk exposures and has never used derivative financial instruments for trading or speculative purposes. Available cash is invested in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less, and, in connection with the Company’s acquisition program, the Company borrows cash from time to time under the terms of its variable-rate credit facility. While changes in interest rates could decrease interest income or increase interest expense, the Company does not believe that it has a material exposure to changes in interest rates. Based on borrowings under the credit facility of $175.0 million at March 31, 2003, a 1% change in the borrowing rate would increase annual interest expense related to the credit facility by $1.75 million.

Item 4. CONTROLS AND PROCEDURES:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

ITEM 5. OTHER INFORMATION: None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

99.1 — Certification of Chief Executive Officer

99.2 — Certification of Chief Financial Officer

(b) Reports on Form 8-K:

Form 8-K, filed on April 23, 2003, to furnish the Company’s press release, dated April 23, 2003, announcing its financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: May 14, 2003	By:	/s/ MICHAEL J. RUANE
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ MICHAEL J. RUANE
Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.