Form 10-Q
period 2003-06-30
SUNGARD DATA SYSTEMS INC
filed 2003-08-14
CIK 789388

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0267091 (IRS Employer Identification No.)

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
Yes ☒ No ☐

There were 285,384,707 shares of the registrant’s common stock, par value $.01 per share, outstanding at June 30, 2003.

SUNGARD DATA SYSTEMS INC.
AND SUBSIDIARIES

SIGNATURES	23

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	June 30, 2003 (unaudited)	December 31, 2002
Assets
Current:
Cash and equivalents	$379,690	$439,735
Trade receivables, less allowance for doubtful accounts of $55,389 and $42,999	22,545	518,390
Earned but unbilled receivables	54,894	48,158
Prepaid expenses and other current assets	95,375	80,820
Clearing broker assets	208,963	—
Deferred income taxes	47,175	47,913
Total current assets	1,308,642	1,135,016
Property and equipment, less accumulated depreciation of $644,719 and $621,994	575,796	566,199
Software products, less accumulated amortization of $300,790 and $271,753	212,786	132,083
Customer base, less accumulated amortization of $129,670 and $110,031	385,140	343,973
Other tangible and intangible assets, less accumulated amortization of $22,106 and $19,035	70,215	72,707
Deferred income taxes	41,435	92,568
Goodwill	1,230,057	939,050
	3,824,071	3,281,596
Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$18,181	$18,128
Accounts payable	33,616	59,946
Accrued compensation and benefits	124,167	137,362
Other accrued expenses	218,445	203,696
Accrued income taxes	20,928	25,290
Clearing broker liabilities	206,008	—
Deferred revenues	475,634	426,811
Total current liabilities	1,096,979	871,233
Long-term debt	285,257	187,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 285,385 and 283,796 shares issued	2,854	2,838
Capital in excess of par value	828,822	801,936
Restricted stock plans	(2,407)	(2,324)
Retained earnings	1,562,596	1,396,680
Accumulated other comprehensive income	49,970	23,965
	2,441,835	2,223,095
Treasury stock, at cost, 0 and 58 shares	—	(696)
Total stockholders’ equity	2,441,835	2,222,399
	3,824,071	3,281,596

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Services	$1,285,878	$1,108,729	$665,643	$564,615
License and resale fees	86,348	94,896	49,635	44,771
Total products and services	1,372,226	1,203,625	715,278	609,386
Reimbursed expenses	36,298	27,926	18,685	13,942
	1,408,524	1,231,551	733,963	623,328
Costs and expenses:
Cost of sales and direct operating	625,187	521,829	321,777	266,613
Sales, marketing and administration	261,332	245,945	131,866	114,924
Product development	91,682	81,565	49,636	39,160
Depreciation and amortization	111,486	94,872	55,258	47,564
Amortization of acquisition-related intangible assets	39,999	31,738	22,764	17,748
Merger costs	1,296	1,677	1,296	—
	1,130,982	977,626	582,597	486,009
Income from operations	277,542	253,925	151,366	137,319
Interest income	2,912	4,717	1,636	2,381
Interest expense	(5,301)	(6,979)	(3,533)	(2,826)
Other income	—	590	—	590
Income before income taxes	275,153	252,253	149,469	137,464
Income taxes	109,234	100,548	59,589	55,780
Net income	$165,919	$151,705	$89,880	$81,684
Basic net income per common share	$0.58	$0.54	$0.32	$0.29
Diluted net income per common share	$0.57	$0.52	$0.31	$0.28

Shares used to compute net income per common share:
Basic	284,339	281,760	284,744	282,277
Diluted	289,572	290,974	290,786	290,770

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flow from operations:
Net income	$165,919	$151,705
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	151,485	126,610
Other noncash credits	(10,456)	(2,823)
Deferred income tax provision	9,092	7,715
Accounts receivable and other current assets	29,195	95,343
Accounts payable and accrued expenses	(79,816)	(16,615)
Clearing broker assets and liabilities, net	(3,029)	—
Deferred revenues	(184)	(15,165)
Cash flow from operations	262,206	346,770
Financing activities:
Cash received from stock option and award plans	23,358	28,824
Cash received from borrowings, net of fees	140,484	50,191
Cash used to repay debt	(49,384)	(278,678)
Total financing activities	114,458	(199,663)
Investment activities:
Cash paid for acquired businesses, net of cash acquired	(328,054)	(25,125)
Cash paid for property and equipment	(97,357)	(42,665)
Cash paid for software and other assets	(11,298)	(16,329)
Cash paid for initial 25% interest in Guardian iT plc	—	(20,511)
Total investment activities	(436,709)	(104,630)
Increase (decrease) in cash and equivalents	(60,045)	42,477
Beginning cash and equivalents	439,735	396,320
Ending cash and equivalents	$379,690	$438,797
Supplemental information:
Acquired businesses:
Property and equipment	$8,492	$(5,310)
Software products	95,936	3,568
Purchased in-process research and development	910	—
Customer base	57,206	4,893
Goodwill	278,764	17,296
Other tangible and intangible assets	4,498	5,750
Purchase price obligations and debt assumed	(6,696)	(3,068)
Net current assets acquired (liabilities assumed)	(111,056)	1,996
Cash paid for acquired businesses, net of cash acquired of $57,874 and $342, respectively	$328,054	$25,125

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.          Acquisitions:

The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. During the six months ended June 30, 2003, the Company completed five acquisitions in its ISS segment and one acquisition in its Other Businesses segment. Gross cash paid in connection with these acquisitions is $370.9 million, subject to certain adjustments.

During the six months ended June 30, 2002, the Company completed four acquisitions in its ISS segment. Total cash paid in connection with these acquisitions is $25.1 million, subject to certain adjustments. Goodwill recorded for all of these acquisitions is $12.0 million.

In connection with certain previously acquired businesses, a total of up to $205.0 million could be paid as additional consideration over the next three years contingent upon the future operating performance of those businesses. The amount paid, if any, will be recorded as additional goodwill at the time the actual performance is known and the amounts become due. During the six months ended June 30, 2003, the Company paid $15.0 million as additional consideration based upon the operating performance of a business previously acquired.

At June 30, 2003, the purchase-price allocations for four of the six current-year acquisitions are preliminary. These allocations are expected to be finalized in 2003 when independent valuations of the intangible assets acquired and certain lease obligations assumed are completed.

Changes in goodwill by segment during the six months ended June 30, 2003 follow (in thousands):

	ISS	AS	Other Businesses	Total
Balances at December 31, 2002	$321,242	$584,985	$32,823	$939,050
2003 acquisitions	186,645	—	75,967	262,612
Adjustments to previous acquisitions	539	613	—	1,152
Contingent purchase price paid	15,000	—	—	15,000
Effect of foreign currency translation	410	11,833	—	12,243
Balances at June 30, 2003	$523,836	$597,431	$108,790	$1,230,057

Primarily due to current-year acquisitions, the estimated amortization expense for each of the years 2003 to 2007 contained in Note 1 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 has changed. In addition, because certain of these allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to change until the allocations are finalized. Based on amounts recorded at June 30, 2003, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2003	$83,241
2004	80,162
2005	68,662
2006	61,184
2007	51,228

In connection with the integration of the last two AS acquisitions into the Company’s AS segment, the Company accrued, as a cost of the acquisitions and as part of goodwill, estimated costs of closing certain acquired facilities and reducing acquired headcount. The estimated costs for closing certain of the Company’s existing facilities and headcount reductions related to the Company’s existing employees were included in merger costs. Generally, all equipment located at closed facilities is relocated to other facilities, thereby improving the operational resilience and scope of services available to customers. All severance and facility closure accruals are included in accrued expenses. The changes to these accruals follow (in thousands):

	Severance	Facilities	Total
Accrued at December 31, 2002	$2,295	$50,183	$52,478
Changes in estimates	(154)	565	411
Usage	(967)	(8,131)	(9,098)
Effect of foreign currency translation	6	465	471
Accrued at June 30, 2003	$1,180	$43,082	$44,262

The remaining facility closure accrual relates primarily to the remaining lease obligations for 11 facilities, net of estimated sublease income, and will be paid over their remaining lease terms, which expire between 2003 and 2017, unless terminated earlier.

Merger Costs:

During the six months ended June 30, 2003, $1.3 million (less than $0.01 per diluted share) of merger costs were recorded. These costs were related to a charge for in-process research and development, costs related to closing a Company facility, and related severance costs associated with the acquisition of Caminus Corporation (Caminus). During the six months ended June 30, 2002, $1.7 million (less than $0.01 per diluted share) of merger costs were recorded. These costs related to closing certain Company facilities associated with the acquisition of the availability solutions business of Comdisco Inc.

Pro Forma Financial Information:

The Company completed the acquisitions of Assent LLC, a registered clearing broker/dealer, on March 3, 2003, H.T.E., Inc. on March 18, 2003, and Caminus on April 9, 2003. On July 1, 2002, the Company completed the acquisition of Guardian iT plc. The following unaudited pro forma combined results of operations for the six months ended June 30, 2003 and 2002 and for the three months ended June 30, 2002 (in thousands, except per-share amounts) are provided for illustrative purposes only and assume that these acquisitions all occurred on January 1, 2002. Pro forma combined results of operations are not presented for the three months ended June 30, 2003 since the results as reported in the accompanying Consolidated Statements of Income would not be materially different. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Six Months Ended June 30,		Three months Ended June 30,
	2003	2002	2002
Revenues	$1,448,730	$1,420,150	$ 713,530
Net income	149,212	120,144	58,142
Diluted net income per common share, as reported	0.57	0.52	0.28
Pro forma diluted net income per common share	0.52	0.41	0.20

Pro forma combined results of operations are not presented for the remaining acquired businesses since the results as reported in the accompanying Consolidated Statements of Income would not be materially different.

3.          Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), changed the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 is optional; however, the following supplemental information is provided for each of the six and three months ended June 30 (in thousands, except per-share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported (including stock-based employee compensation costs, net of tax, of $248, $268, $119 and $124, respectively)	$165,919	$151,705	$89,880	$81,684
Additional stock-based employee compensation costs under SFAS 123, net of tax	(32,533)	(27,725)	(18,911)	(16,092)
Pro forma net income	$133,386	$123,980	$70,969	$65,592
Pro forma net income per common share:
Basic	$0.47	$0.44	$0.25	$0.23
Diluted	$0.46	$0.43	$0.24	$0.23

The weighted-average fair value of the options granted during the six months ended June 30, 2003 and 2002 and the three months ended June 30, 2003 and 2002 is estimated to be $11.67, $18.58, $12.30 and $15.53 per share, respectively, on the date of grant, representing 58%, 57%, 54% and 53%, respectively, of the weighted-average market value of the Company’s common stock on the date of grant. The fair value of options granted is determined using the Black-Scholes pricing model with the following assumptions:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Volatility	53%	52%	53%	52%
Risk-free interest rate	3.10%	3.10%	2.85%	3.10%
Expected term	6 years (1)	6 years (1)	6 years (1)	6 years (1)

(1)	Nine and one half years for unvested performance accelerated stock options.

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of the impact on future years, since the Company anticipates that additional options and awards will be granted in future years.

4.          Clearing Broker Assets and Liabilities:

At June 30, 2003, clearing broker assets and liabilities are comprised of the following (in thousands):

Segregated customer cash and treasury bills	$55,853
Customer securities	37,988
Securities borrowed	35,933
Receivables from customers and other	10,157
Settlement receivables from brokers/dealers	69,032
Clearing broker assets	$208,963
Payables to customers	$67,461
Securities loaned	31,960
Customer securities sold short, not yet purchased	96,430
Other	10,157
Clearing broker liabilities	$206,008

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Customer securities consist of trading and investment securities at fair market values. Securities borrowed and loaned represent deposits made to or received from other brokers/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions. Settlement receivables from brokers/dealers and customer securities sold short, not yet purchased represent amounts receivable from or payable to brokers/dealers for unsettled securities transactions.

5.          Shares Used in Computing Net Income Per Common Share:

The computation of shares used in computing basic and diluted net income per common share follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Weighted-average common shares outstanding used for calculation of basic net income per common share	284,339	281,760	284,744	282,277
Dilutive effect of employee stock options	5,233	9,214	6,042	8,493
Total shares used for calculation of diluted net income per common share	289,572	290,974	290,786	290,770

During the six months ended June 30, 2003 and 2002, there were approximately 18.8 million and 4.2 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options, as compared to 18.0 million and 6.5 million outstanding employee stock options during the three months ended June 30, 2003 and 2002, respectively. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods and are therefore not dilutive and not included in the calculation of the dilutive effect of stock options.

6.          Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Net income	$165,919	$151,705	$89,879	$81,684
Foreign currency translation gains	26,005	14,887	28,953	17,587
Comprehensive income	$191,924	$166,592	$118,832	$99,271

7.          Guarantees:

The Company’s customer contracts generally include typical customer indemnification, primarily for intellectual property infringement claims. Liabilities in connection with such obligations have not been material.

8.          Segment Information:

The Company has three segments: ISS, AS and Other Businesses. Effective January 1, 2003, a change in management responsibilities caused a reclassification of a business that provides workflow management systems, primarily to healthcare insurance organizations, from Other Businesses to ISS. This change in segment reporting has been reflected for all periods presented. The operating results for each of the segments follow (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Investment support systems	$726,921	$677,602	$383,652	$344,791
Availability services	577,516	475,540	290,264	238,230
Other businesses	67,789	50,483	41,362	26,365
Reimbursed expenses	36,298	27,926	18,685	13,942
	$1,408,524	$1,231,551	$733,963	$623,328
Income from operations:
Investment support systems	$143,296	$159,864	$76,117	$82,584
Availability services	147,701	105,643	81,610	59,626
Other businesses	9,336	9,979	5,714	5,707
Corporate administration	(21,495)	(19,884)	(10,779)	(10,598)
Merger costs	(1,296)	(1,677)	(1,296)	—
	$277,542	$253,925	$151,366	$137,319

9.          Subsequent Event:

In July, the Company announced an offer to acquire the shares of Sherwood International plc (Sherwood) for approximately $105.0 million, net of Sherwood’s cash balances of approximately $8.0 million. The purchase price is payable in British pounds. On July 15, 2003, the Company purchased 29.5% of the Sherwood shares outstanding for approximately $31.3 million. In order to reduce the Company’s exposure to future exchange rate fluctuations, the Company began to accumulate British pounds and, in addition, entered into a forward contract to purchase 10.0 million British pounds at an exchange rate of $1.6239. Changes in the foreign currency exchange rate from the date the Company enters into a foreign exchange transaction to the date of closing the acquisition will be reflected in the Statement of Income. In addition, the Company’s share (29.5%) of income or loss from Sherwood’s operations from July 15 to August 11, 2003 will be included in the Statement of Income. On August 11, 2003, the Company had approximately 85% of the Sherwood shares owned or tendered and committed unconditionally to close the transaction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis supplement management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and presume that readers have read the discussion and analysis in the Company’s reports filed with the U.S. Securities and Exchange Commission. The following discussion and analysis include historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Income, the relative percentages that those amounts represent to consolidated revenues (unless otherwise indicated), and the percentage changes in those amounts from period to period:

					Percent of Revenues

	Six months ended		Three months ended		Six months ended		Three months ended		Percent Increase (Decrease)

	June 30, (in thousands)		June 30, (in thousands)		June 30,		June 30,		Six months	Three months

	2003	2002	2003	2002	2003	2002	2003	2002	2003 vs. 2002	2003 vs. 2002

Revenues
Investment support systems (ISS)	$746,208	$686,943	$394,023	$349,105	53%	56%	54%	56%	9%	13%
Availability services (AS)	579,195	477,084	290,900	239,066	41	39	39	38	21	22
Other businesses	83,121	67,524	49,040	35,157	6	5	7	6	23	39

	$1,408,524	$1,231,551	$733,963	$623,328	100%	100%	100%	100%	14	18

Costs and Expenses
Cost of sales and direct operating	$625,187	$521,829	$321,777	$266,613	44%	42%	44%	43%	20%	21%
Sales, marketing and administration	261,332	245,945	131,866	114,924	19	20	18	18	6	15
Product development	91,682	81,565	49,636	39,160	7	7	7	6	12	27
Depreciation and amortization	111,486	94,872	55,258	47,564	8	8	8	8	18	16
Amortization of acquisition-related intangible assets	39,999	31,738	22,764	17,748	3	3	3	3	26	28
Merger costs	1,296	1,677	1,296	—	—	—	—	—	n/a	n/a

	$1,130,982	$977,626	$582,597	$486,009	80%	79%	79%	78%	16	20

Operating Income
Investment support systems (1)	$143,296	$159,864	$76,117	$82,584	19%	23%	19%	24%	(10)%	(8)%
Availability services (1)	147,701	105,643	81,610	59,626	26	22	28	25	40	37
Other businesses (1)	9,336	9,979	5,714	5,707	11	15	12	16	(6)	0
Corporate administration	(21,495)	(19,884)	(10,779)	(10,598)	(2)	(2)	(1)	(2)	8	2
Merger costs	(1,296)	(1,677)	(1,296)	—	—	—	—	—	n/a	n/a

	$277,542	$253,925	$151,366	$137,319	20	21	21	22	9	10

(1)	Percent of revenues is calculated as a percent of revenues from ISS, AS and Other Businesses, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentages that those amounts represent to consolidated revenues and the percentage changes in those amounts from period to period.

	Six months ended June 30,					Three months ended June 30,

	(in thousands)		Percent of revenues		Percent increase (decrease)	(in thousands)		Percent of revenues		Percent increase (decrease)

	2003	2002	2003	2002	2003 vs. 2002	2003	2002	2003	2002	2003 vs. 2002

Investment Support Systems
Services	$657,088	$603,107	47%	49%	9%	$345,221	$308,377	47%	50%	12%
License and resale fees	69,833	74,495	5	6	(6)	38,431	36,414	5	6	6

Total products and services	726,921	677,602	52	55	7	383,652	344,791	52	55	11
Reimbursed expenses	19,287	9,340	1	1	106	10,371	4,314	1	1	140

	$746,208	$686,942	53%	56%	9	$394,023	$349,105	54%	56%	13

Availability Services
Services	$571,036	$466,210	41%	38%	22%	$285,605	$236,022	39%	38%	21%
License and resale fees	6,480	9,330	1	1	(31)	4,659	2,208	2	0	111

Total products and services	577,516	475,540	41	39	21	290,264	238,230	40	38	22
Reimbursed expenses	1,679	1,544	—	—	9	636	836	—	—	(24)

	$579,195	$477,084	41%	39%	21	$290,900	$239,066	40%	38%	22

Other Businesses
Services	$57,754	$39,412	4%	3%	47%	$34,817	$20,216	5%	3%	72%
License and resale fees	10,035	11,071	1	1	(9)	6,545	6,149	1	1	6

Total products and services	67,789	50,483	5	4	34	41,362	26,365	6	4	57
Reimbursed expenses	15,332	17,042	1	1	(10)	7,678	8,792	1	1	(13)

	$83,121	$67,525	6%	5%	23	$49,040	$35,157	7%	6%	39

Total Revenues
Services	$1,285,878	$1,108,729	91%	90%	16%	$665,643	$564,615	91%	91%	18%
License and resale fees	86,348	94,896	6	8	(9)	49,635	44,771	7	7	11

Total products and services	1,372,226	1,203,625	97	98	14	715,278	609,386	97	98	17
Reimbursed expenses	36,298	27,926	3	2	30	18,685	13,942	3	2	34

	$1,408,524	$1,231,551	100%	100%	14	$733,963	$623,328	100%	100%	18

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002:

INCOME FROM OPERATIONS:

Overall results were consistent with the Company’s expectation. The Company’s total operating margin declined to 20% in 2003 from 21% in 2002 due to declines in ISS and Other Businesses, offset in part by an increase in AS. For SunGard as a whole, taking into account acquisitions completed through June 2003, the Company expects that its full-year 2003 operating margin will approximately equal the full-year 2002 operating margin of 21%.

Investment Support Systems:

The ISS operating margin is 19% and 23% in 2003 and 2002, respectively. The lower margin in 2003 is due primarily to the lower operating margins of acquired businesses and a $13.3 million decline in professional services revenues, offset in part by cost controls.

Availability Services:

The AS operating margin is 26% and 22% for 2003 and 2002, respectively. The higher margin in 2003 is due primarily to cost reductions associated with the successful integration of the availability solutions business of Comdisco, Inc. (CAS), offset in part by the lower margin of Guardian iT plc (Guardian) and higher costs resulting from expansion of the Company’s North American facilities and equipment upgrades throughout the Company’s service offerings. The Guardian integration is proceeding according to plan. As a result of the Guardian acquisition, the Company’s European AS business has doubled in size. The margin from the AS European business is lower than the margin from the North American business primarily due to purchasing preferences which inhibit pan-European services, resulting in lower economies of scale, and, to a lesser extent, a higher percentage of high-availability services which yield lower margins than shared services.

Other Businesses:

The Other Businesses operating margin is 11% and 15% for 2003 and 2002, respectively. The lower margin in 2003 is due primarily to the economic slowdown.

REVENUES:

Total revenues increased $177.0 million, or 14%, in 2003 compared to the same period in 2002 due to acquired businesses. Revenues from products and services of businesses owned for at least 12 months (internal revenues) declined approximately 1% compared to an increase of approximately 3% in the same period in 2002. A decline in ISS internal revenues was mostly offset by an increase in AS internal revenues. The economic slowdown has negatively impacted revenues in all three segments.

Services revenues, which are largely recurring in nature, include revenues from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. In 2003, services revenues increased to $1.29 billion, compared to $1.11 billion in 2002, representing an increase to 91% of total revenues from 90% in 2002. These increases are due primarily to the impact of acquired businesses and higher AS internal revenues, offset in part by lower ISS internal revenues.

Professional services revenues are $174.1 million and $182.9 million for six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 is due primarily to a decrease in ISS revenues, especially from benefit and investor management systems and brokerage and trading systems, offset in part by acquired businesses.

Revenues from license and resale fees are $86.3 million and $94.9 million in 2003 and 2002,

respectively, and include software license revenues of $72.3 million and $73.0 million, respectively. A decline of $10.4 million in internal revenues from software license fees was almost entirely offset by software license fees from acquired businesses. The lower resale fees are due primarily to lower ISS revenues and a nonrecurring $4.9 million AS equipment sale in 2002.

Investment Support Systems:

ISS revenues increased $59.3 million, or 9%, in 2003 compared to the corresponding period in 2002. ISS internal revenues decreased approximately 4% in 2003 compared to an approximate 1% decrease in the same period of 2002. The continued decline in ISS internal revenues is due primarily to the economic slowdown resulting in lower customer spending across ISS.

In 2003, ISS services revenues increased $54.0 million, while ISS license and resale fees decreased $4.7 million. The increase in services revenues is due primarily to acquired businesses, offset in part by a $20.1 million decline in ISS internal revenues from professional services and by a decline in internal revenues from other services in brokerage and trading systems. The decline in license and resale fees is due primarily to lower customer spending for new and existing projects across most ISS businesses, offset in part by acquired businesses.

Availability Services:

AS revenues increased $102.1 million, or 21%, in 2003 compared to the corresponding period in 2002. AS internal revenues increased approximately 5% and 10% in 2003 and 2002, respectively. The two primary factors for the decline in AS internal revenue growth are the economic slowdown and the Company’s ongoing efforts to renew shorter-term CAS contracts at lower monthly fees in exchange for longer contractual commitments. These factors are difficult to separately quantify. The economic slowdown not only has resulted in lower capital spending by customers, but also has left many companies with excess data center capacity that provides them with internal alternatives primarily to high-availability services. Furthermore, the ongoing development of more varied and affordable technology, especially for dedicated high-availability services, continues to provide opportunities for internal solutions. These factors cause intensified pricing and competitive pressures.

Other Businesses:

Revenues from Other Businesses increased $15.6 million, or 23%, in 2003 compared to the corresponding period in 2002. The increase is due to a recent acquisition offset in part by a decline in internal revenues of approximately 2%.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenues in 2003 and 2002 were 80% and 79%, respectively, with the higher cost structure of recently acquired businesses offset in part by the impact of cost controls.

Cost of sales and direct operating expenses increased $103.4 million in 2003 and represent 44% and

42% of total revenues in 2003 and 2002, respectively. The increase is due to the acquisitions of Guardian and certain ISS businesses, which, when compared to the Company’s other businesses as a whole, have a higher percentage of total expenses included in cost of sales and direct operating expenses. The increase due to these acquisitions is offset in part by lower cost of sales and direct operating expenses associated with lower ISS sales in 2003 and by a nonrecurring AS equipment sale in 2002.

Sales, marketing and administration expenses declined as a percentage of total revenues to 19% in 2003 compared to 20% for the comparable period in 2002. The decrease is due primarily to cost controls and lower sales costs caused by a decline in internal revenue growth.

Since AS product development costs are insignificant, it is more meaningful to measure product development costs as a percentage of revenues from ISS and Other Businesses. In both 2003 and 2002, product development costs were 11% of revenues from ISS and Other Businesses. Gross development costs capitalized are $5.6 million and $8.3 million in 2003 and 2002, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, is $4.0 million and $3.4 million in 2003 and 2002, respectively, resulting in net capitalized development costs of $1.6 million and $4.9 million in 2003 and 2002, respectively.

Depreciation and amortization remained at 8% of total revenues, unchanged from the corresponding period in 2002. Total depreciation and amortization increased $16.6 million in 2003, due primarily to the acquisition of Guardian.

Amortization of acquisition-related intangible assets was 3% of total revenues in 2003, consistent with the comparable period in 2002. Amortization of acquisition-related intangible assets increased $8.3 million due to acquired businesses.

Interest income in 2003 and 2002 is $2.9 million and $4.7 million, respectively. The decrease is due to lower cash and investment balances and lower interest rates. Interest expense in 2003 and 2002 is $5.3 million and $7.0 million, respectively. The decrease is due to lower average debt balances under the Company’s credit line and lower interest rates in 2003.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002:

INCOME FROM OPERATIONS:

The Company’s total operating margin declined to 21% in 2003 from 22% in the comparable period in 2002 due to declines in ISS and Other Businesses, offset in part by an increase in AS.

Investment Support Systems:

The ISS operating margin is 19% and 24% in 2003 and 2002, respectively. The lower margin in 2003 is due primarily to the lower operating margins of acquired businesses and a $3.1 million decline in professional services revenues, offset in part by cost controls.

Availability Services:

The AS operating margin is 28% and 25% for 2003 and 2002, respectively. The higher margin in 2003 is due primarily to cost reductions associated with the successful integration of CAS, offset in part by the lower margin of Guardian and higher costs resulting from expansion of the Company’s North American facilities and equipment upgrades throughout the Company’s service offerings. The Guardian integration is proceeding according to plan. As a result of the Guardian acquisition, the Company’s European AS business has doubled in size. The margin from the AS European business is lower than the margin from the North American business primarily due to purchasing preferences which inhibit pan-European services, resulting in lower economies of scale and, to a lesser extent, a higher percentage of high-availability services which yield lower margins than shared services.

Other Businesses:

The Other Businesses operating margin is 12% and 16% for 2003 and 2002, respectively. The lower margin in 2003 is due primarily to the economic slowdown.

REVENUES:

Total revenues increased $110.6 million, or 18%, in 2003 compared to the same period in 2002 due to acquired businesses. Internal revenues declined approximately 1% compared to an increase of approximately 3% in the same period in 2002. A decline in ISS internal revenues was mostly offset by an increase in AS internal revenues. The economic slowdown has negatively impacted revenues in all three segments.

Services revenues increased to $665.6 million in 2003, compared to $564.6 million in 2002, representing 91% of total revenues in each period. The increase in 2003 is due primarily to the impact of acquired businesses and higher AS internal revenues, offset in part by lower ISS internal revenues.

Professional services revenues are $93.8 million and $93.0 million in 2003 and 2002, respectively. The increase in 2003 is due to the impact of acquired businesses offset by a decrease in internal ISS revenues, especially from benefit and investor management systems.

Revenues from license and resale fees are $49.6 million and $44.8 million in 2003 and 2002, respectively, and include software license revenues of $40.5 million and $36.6 million, respectively. The increase in software license revenues in 2003 is due to license revenues from acquired businesses, offset by a $4.7 million decline in internal revenue due primarily to the economic slowdown resulting in lower customer spending for new software systems.

Investment Support Systems:

ISS revenues increased $44.9 million, or 13%, in 2003 compared to the corresponding period in 2002. ISS internal revenues decreased approximately 5% in 2003 compared to flat internal revenues in the same period of 2002. The continued decline in ISS internal revenues is due primarily to the economic slowdown resulting in lower customer spending across ISS.

In 2003, ISS services revenues increased $36.8 million, while ISS license and resale fees increased $2.0 million. The increase in services revenues is due to acquired businesses, offset in part by a $9.8 million decline in ISS internal revenues from professional services and by a decline in internal revenues from other services in brokerage and trading systems. The increase in license and resale fees is due to acquired businesses, offset in part by lower customer spending for new and existing projects across most ISS businesses.

Availability Services:

AS revenues increased $51.8 million, or 22%, in 2003 compared to the corresponding period in 2002. AS internal revenues increased approximately 4% and 9% in 2003 and 2002, respectively. The two primary factors for the decline in AS internal revenue growth are the economic slowdown and the Company’s ongoing efforts to renew shorter-term CAS contracts at lower monthly fees in exchange for longer contractual commitments. These factors are difficult to separately quantify. The economic slowdown not only has resulted in lower capital spending by customers, but also has left many companies with excess data center capacity that provides them with internal alternatives primarily to high-availability services. Furthermore, the ongoing development of more varied and affordable technology, especially for dedicated high-availability services, continues to provide opportunities for internal solutions. These factors cause intensified pricing and competitive pressures.

Other Businesses:

Revenues from Other Businesses increased $13.9 million, or 39%, in 2003 compared to the corresponding period in 2002. The increase is due to a recent acquisition offset in part by a decline in internal revenues of approximately 4%.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenues in 2003 and 2002 were 79% and 78%, respectively, with the higher cost structure of recently acquired businesses offset in part by the impact of cost controls.

Cost of sales and direct operating expenses increased $55.2 million in 2003 and represent 44% and 43% of total revenues in 2003 and 2002, respectively. The increase is due to the acquisitions of Guardian and certain ISS businesses, which have a higher percentage of total expenses included in cost of sales and direct operating expenses. The increase due to these acquisitions is offset in part by lower cost of sales and direct operating expenses associated with lower ISS sales in 2003.

Since AS product development costs are insignificant, it is more meaningful to measure product development costs as a percentage of revenues from ISS and Other Businesses. In 2003 and 2002, product development costs were 11% and 10% of revenues from ISS and Other Businesses, respectively. Gross development costs capitalized are $2.9 million and $4.1 million in 2003 and 2002, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, is

$2.2 million and $1.7 million in 2003 and 2002, respectively, resulting in net capitalized development costs of $0.7 million and $2.4 million in 2003 and 2002, respectively.

Depreciation and amortization remained at 8% of total revenues, unchanged from the corresponding period in 2002. Total depreciation and amortization increased $7.7 million in 2003 due primarily to the acquisition of Guardian, offset in part by fully depreciated assets from the CAS acquisition with shorter lives.

Amortization of acquisition-related intangible assets is 3% of total revenues in 2003 and 2002. Amortization of acquisition-related intangible assets increased $5.0 million due to acquired businesses.

Interest income in 2003 and 2002 is $1.6 million and $2.4 million, respectively. The decrease is due to lower cash and investment balances and lower interest rates. Interest expense in 2003 and 2002 is $3.5 million and $2.8 million, respectively. The increase is due to higher average debt balances under the Company’s credit line, offset in part by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2003, cash and equivalents are $379.7 million, a decrease of $60.0 million from December 31, 2002. Cash flow from operations was approximately 1.6 times net income, or $262.2 million, a decrease of $84.6 million compared with the six months ended June 30, 2002, when cash flow from operations was approximately 2.3 times net income. The ratio of cash flow from operations to net income in 2002 was higher than the Company’s full-year 2001 and 2000 ratios of 1.9 and 1.5, respectively, because of collections in 2002 of acquired accounts receivable from the CAS acquisition. In addition, during 2003, the volume of payments relating to accounts payable and accrued expenses was higher than in 2002, due primarily to businesses acquired in 2003.

In 2003, the Company used its operating cash flow, net borrowings of $91.1 million and a portion of its existing cash to acquire six businesses for $313.1 million (net of cash acquired), to pay $15.0 million for the contingent purchase price of a previously acquired business, and to purchase property, equipment and software totaling $108.7 million. At June 30, 2003, the Company has $18.2 million of short-term debt and $285.3 million of long-term debt, while stockholders’ equity exceeds $2.4 billion.

In addition to its short- and long-term debt, the Company’s remaining commitments consist primarily of operating leases for computer equipment and facilities, the pending acquisition of Sherwood International plc (Sherwood), and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. The Company expects to use approximately $105.0 million of net cash during the third quarter of 2003 to acquire Sherwood (see Note 9 of Notes to Consolidated Financial Statements). The maximum amount of contingent purchase price obligations due within the next year is $87.0 million and due within the next three years is $205.0 million. The Company also has outstanding letters of credit and bid bonds that total approximately $26.4 million.

The Company expects that its existing cash resources and cash generated from operations for the foreseeable future will be sufficient to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions, and ordinary capital spending needs. At June 30, 2003, the Company has an unused $225.0 million revolving credit agreement. The Company believes that it has the capacity to secure additional credit or issue equity to finance additional capital needs.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which provides guidance on the accounting for costs associated with exit or disposal activities unrelated to an acquisition. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not believe that SFAS 146 will have a material impact on its results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions and is not currently applicable to the Company.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides further guidance on accounting for contracts that involve multiple revenue-generating activities or deliverables and is effective for agreements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that EITF 00-21 will have a material impact on its results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued. The Company’s customer contracts generally include typical customer indemnification, primarily for intellectual property infringement claims. Liabilities in connection with such obligations have not been material.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provides alternative transition methods for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and prevents the use of the prospective transition method for companies who do not adopt the expensing method for stock compensation in fiscal 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and quarterly financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not changed the way it accounts for stock-based employee compensation and continues to account for its stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” However, the Company has adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company does not have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe that SFAS 149 will have a material impact on its results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not believe that SFAS 150 will have a material impact on its results of operations.

CERTAIN RISKS AND UNCERTAINTIES:

Statements about the Company’s expected margins, revenues and spending and all other statements in this Form 10-Q other than historical facts are forward-looking statements. These statements are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as: general economic and market conditions, including their effect on information technology spending levels, trading volumes and services revenues, and including the fact that the economic slowdown has left many companies with excess data center capacity that provides them with internal alternatives primarily to high-availability services; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms, and including the market and credit risks associated with clearing broker operations; the effect of war, terrorism or catastrophic events; the timing and magnitude of software sales; the timing and scope of technological advances; the integration and performance of acquired businesses, including the availability services business of Guardian, acquired on July 1, 2002; the prospects for future acquisitions; the ability to retain and attract customers and key personnel; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. The factors described in this paragraph and other factors that may affect SunGard, its business or future financial results, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission, including this Report and the Company’s Form 10-K for the year ended December 31, 2002, a copy of which may be obtained from SunGard without charge.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company has rarely used derivative financial instruments to manage risk exposures and has never used derivative financial instruments for trading or speculative purposes (see Note 9 of Notes to Consolidated Financial Statements). Available cash is invested in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less, and, in connection with the Company’s acquisition program, the Company borrows cash from time to time under the terms of its variable-rate credit facility. While changes in interest rates could decrease interest income or increase interest expense, the Company does not believe that it has a material exposure to changes in interest rates. Based on borrowings under the credit facility of $275.0 million at June 30, 2003, a 1% change in the borrowing rate would increase annual interest expense related to the credit facility by $2.75 million.

Item 4.	CONTROLS AND PROCEDURES:

(a)        Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, the Company cautions that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)        Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.              OTHER INFORMATION:

ITEM 1.       LEGAL PROCEEDINGS: None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS: None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a)        The 2003 Annual Meeting of Stockholders of the registrant was held on May 9, 2003.

(b)    At the 2003 Annual Meeting, the following were elected as directors:

DIRECTOR	FOR	WITHHELD
Gregory S. Bentley	165,651,703	91,817,261
Michael C. Brooks	244,010,499	13,458,465
Cristóbal Conde	249,734,618	7,734,345
Ramon de Oliveira	246,581,983	10,886,980
Henry C. Duques	214,014,837	13,454,126
Albert A. Eisenstat	243,879,158	13,589,805
Bernard Goldstein	243,883,199	13,585,765
Janet Brutschea Haugen	246,667,849	10,801,115
James L. Mann	248,630,362	8,838,601
Malcolm I. Ruddock	246,664,612	10,804,352

(c)     At the 2003 Annual Meeting, the appointment of PricewaterhouseCoopers LLP as the corporation’s independent accountants for 2003 was ratified by the following vote:

Votes in favor	241,440,711
Votes against	14,686,552
Votes abstaining	1,341,700
Broker non-votes	0

ITEM 5.      OTHER INFORMATION: None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits:

31.1 - Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

Form 8-K, filed on April 23, 2003, to furnish the Company’s earnings release, dated April 23, 2003, reporting its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.
Date: August 13, 2003	By:	/s/ Michael J. Ruane
Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002