Form 10-Q/A
period 2003-06-30
SUNGARD DATA SYSTEMS INC
filed 2003-08-14
CIK 789388

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

        This amendment to Form 10-Q for the quarterly period ended June 30, 2003, is being filed solely to correct a typographical error, which arose during the EDGAR conversion process, on the Consolidated Balance Sheets appearing under Part I, Item 1, on page 1 of the originally filed report.

        This amendment correctly states the Consolidated Balance Sheets line item “Trade receivables, less allowance for doubtful accounts” as $522,545 (in thousands) for June 30, 2003. For the convenience of the reader, the Quarterly Report in its entirety has been provided herein.

SUNGARD DATA SYSTEMS INC.
AND SUBSIDIARIES

SIGNATURES	23

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In thousands, except per-share amounts)

	June 30, 2003 (unaudited)	December 31, 2002
Assets
Current:
Cash and equivalents	$379,690	$439,735
Trade receivables, less allowance for doubtful accounts of $55,389 and $42,999	522,545	518,390
Earned but unbilled receivables	54,894	48,158
Prepaid expenses and other current assets	95,375	80,820
Clearing broker assets	208,963	—
Deferred income taxes	47,175	47,913
Total current assets	1,308,642	1,135,016
Property and equipment, less accumulated depreciation of $644,719 and $621,994	575,796	566,199
Software products, less accumulated amortization of $300,790 and $271,753	212,786	132,083
Customer base, less accumulated amortization of $129,670 and $110,031	385,140	343,973
Other tangible and intangible assets, less accumulated amortization of $22,106 and $19,035	70,215	72,707
Deferred income taxes	41,435	92,568
Goodwill	1,230,057	939,050
	3,824,071	3,281,596
Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$18,181	$18,128
Accounts payable	33,616	59,946
Accrued compensation and benefits	124,167	137,362
Other accrued expenses	218,445	203,696
Accrued income taxes	20,928	25,290
Clearing broker liabilities	206,008	—
Deferred revenues	475,634	426,811
Total current liabilities	1,096,979	871,233
Long-term debt	285,257	187,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 285,385 and 283,796 shares issued	2,854	2,838
Capital in excess of par value	828,822	801,936
Restricted stock plans	(2,407)	(2,324)
Retained earnings	1,562,596	1,396,680
Accumulated other comprehensive income	49,970	23,965
	2,441,835	2,223,095
Treasury stock, at cost, 0 and 58 shares	—	(696)
Total stockholders’ equity	2,441,835	2,222,399
	3,824,071	3,281,596

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

SUNGARD DATA SYSTEMS INC.
Date: August 14, 2003	By:	/s/ Michael J. Ruane
Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002