Form 10-Q
period 2003-09-30
SUNGARD DATA SYSTEMS INC
filed 2003-11-14
CIK 789388

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

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

There were 287,291,779 shares of the registrant’s common stock, par value $.01 per share, outstanding at September 30, 2003.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except per-share amounts)

	September 30, 2003 (unaudited)	December 31, 2002
Assets
Current:
Cash and equivalents	$305,930	$439,735
Trade receivables, less allowance for doubtful accounts of $55,179 and $42,999	513,536	518,390
Earned but unbilled receivables	60,704	48,158
Prepaid expenses and other current assets	97,631	80,820
Clearing broker assets	121,533	—
Deferred income taxes	45,113	47,913

Total current assets	1,144,447	1,135,016

Property and equipment, less accumulated depreciation of $700,206 and $621,994	575,785	566,199
Software products, less accumulated amortization of $316,677 and $271,753	226,118	132,083
Customer base, less accumulated amortization of $141,801 and $110,031	401,538	343,973
Other tangible and intangible assets, less accumulated amortization of $23,743 and $19,035	70,343	72,707
Deferred income taxes	29,590	92,568
Goodwill	1,354,617	939,050

	$3,802,438	$3,281,596

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$24,971	$18,128
Accounts payable	47,480	59,946
Accrued compensation and benefits	143,378	137,362
Other accrued expenses	218,173	203,696
Accrued income taxes	23,419	25,290
Clearing broker liabilities	111,670	—
Deferred revenues	469,000	426,811

Total current liabilities	1,038,091	871,233

Long-term debt	188,000	187,964

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 287,296 and 283,796 shares issued	2,873	2,838
Capital in excess of par value	866,249	801,936
Restricted stock plans	(2,204)	(2,324)
Retained earnings	1,654,965	1,396,680
Accumulated other comprehensive income	54,588	23,965

	2,576,471	2,223,095
Treasury stock, at cost, 5 and 58 shares	(124)	(696)

Total stockholders’ equity	2,576,347	2,222,399

	$3,802,438	$3,281,596

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Services	$1,955,963	$1,713,265	$670,085	$604,536
License and resale fees	136,324	134,591	49,976	39,695

Total products and services	2,092,287	1,847,856	720,061	644,231
Reimbursed expenses	58,664	43,610	22,366	15,684

	2,150,951	1,891,466	742,427	659,915

Costs and expenses:
Cost of sales and direct operating	946,544	815,936	321,357	294,107
Sales, marketing and administration	392,978	362,859	131,646	116,914
Product development	141,021	118,344	49,339	36,779
Depreciation and amortization	168,708	148,360	57,222	53,488
Amortization of acquisition-related intangible assets	63,721	47,782	23,722	16,044
Merger costs	2,018	12,336	722	10,659

	1,714,990	1,505,617	584,008	527,991

Income from operations	435,961	385,849	158,419	131,924
Interest income	4,289	6,253	1,377	1,536
Interest expense	(7,854)	(10,596)	(2,553)	(3,617)
Other income (expense)	(2,880)	730	(2,880)	140

Income before income taxes	429,516	382,236	154,363	129,983
Income taxes	171,232	152,453	61,998	51,905

Net income	$258,284	$229,783	$92,365	$78,078

Basic net income per common share	$0.91	$0.81	$0.32	$0.28

Diluted net income per common share	$0.89	$0.79	$0.31	$0.27

Shares used to compute net income per common share:
Basic	284,974	282,108	286,244	282,805

Diluted	291,024	289,991	293,911	288,404

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flow from operations:
Net income	$258,284	$229,783
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	232,429	196,142
Other noncash credits	(17,248)	(4,145)
Deferred income tax provision	11,361	13,675
Accounts receivable and other current assets	58,099	154,499
Accounts payable and accrued expenses	(78,190)	16,677
Clearing broker assets and liabilities, net	(9,937)	—
Deferred revenues	(16,776)	(28,694)

Cash flow from operations	438,022	577,937

Financing activities:
Cash received from stock option and award plans	53,867	37,026
Cash received from borrowings, net of fees	146,896	55,466
Cash used to repay debt	(155,469)	(420,519)

Total financing activities	45,294	(328,027)

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(450,760)	(209,363)
Cash paid for property and equipment	(144,912)	(77,190)
Cash paid for software and other assets	(21,449)	(24,360)

Total investment activities	(617,121)	(310,913)

Decrease in cash and equivalents	(133,805)	(61,003)
Beginning cash and equivalents	439,735	396,320

Ending cash and equivalents	$305,930	$335,317

Supplemental information:
Acquired businesses:
Property and equipment	$10,596	$79,712
Software products	112,466	7,621
Purchased in-process research and development	910	—
Customer base	84,071	90,685
Goodwill	400,079	318,528
Other tangible and intangible assets	7,920	11,111
Deferred income taxes	(54,416)	(19,783)
Purchase price obligations and debt assumed	(16,038)	(133,181)
Net current liabilities assumed	(94,828)	(145,330)

Cash paid for acquired businesses, net of cash acquired of $61,508 and $48,434, respectively	$450,760	$209,363

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation:

SunGard Data Systems Inc. (the Company) has three segments: Investment Support Systems (ISS), Availability Services (AS) and Other Businesses. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the nine and three month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.	Acquisitions:

The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. During the nine months ended September 30, 2003, the Company completed seven acquisitions in its ISS segment and one acquisition in its Other Businesses segment. Gross cash paid in connection with these acquisitions was $482.3 million, subject to certain adjustments.

During the nine months ended September 30, 2002, the Company completed six acquisitions in its ISS segment and one acquisition in its AS segment. Gross cash paid in connection with these acquisitions was $257.9 million, subject to certain adjustments. Goodwill recorded for all of these acquisitions was $307.4 million.

In connection with certain previously acquired businesses, a total of up to $193.6 million could be paid as additional consideration over the next three years contingent upon the future operating performance of those businesses. The amount paid, if any, will be recorded as additional goodwill at the time the actual performance is known and the amounts become due. During the nine months ended September 30, 2003, the Company paid $30.0 million as additional consideration based upon the operating performance of a business previously acquired.

At September 30, 2003, the purchase-price allocations for four of the eight current-year acquisitions are preliminary. These allocations are expected to be finalized in 2003 when independent valuations of the intangible assets acquired and certain lease obligations assumed are completed, and the analysis of deferred income tax balances is finalized.

Changes in goodwill by segment during the nine months ended September 30, 2003 follow (in thousands):

	ISS	AS	Other Businesses	Total
Balances at December 31, 2002	$321,242	$584,985	$32,823	$939,050
2003 acquisitions	293,858	—	75,661	369,519
Adjustments to previous acquisitions	437	(1,653)	—	(1,216)
Payment of contingent purchase price	30,000	—	—	30,000
Effect of foreign currency translation	3,632	13,632	—	17,264

Balances at September 30, 2003	$649,169	$596,964	$108,484	$1,354,617

Primarily due to current-year acquisitions, the estimated amortization expense for each of the years 2003 to 2007 contained in Note 1 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 has changed. In addition, because certain purchase-price allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to change until the allocations are finalized. Based on amounts recorded at September 30, 2003, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2003	$85,982
2004	86,929
2005	75,429
2006	68,349
2007	58,084

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

	Severance	Facilities	Total
Accrued at December 31, 2002	$2,295	$50,183	$52,478
Changes in estimates	(162)	585	423
Usage	(1,511)	(11,128)	(12,639)
Effect of foreign currency translation	34	1,213	1,247

Accrued at September 30, 2003	$656	$40,853	$41,509

The remaining facility closure accrual relates primarily to the remaining lease obligations for 11 facilities, net of estimated sublease income, and will be paid over their remaining lease terms, which expire between 2003 and 2017, unless terminated earlier.

Merger Costs and Other Income (Expense):

During the nine and three months ended September 30, 2003, the Company recorded merger costs of $2.0 million and $0.7 million, respectively (less than $0.01 per diluted share in each period). The 2003 merger costs were related to the acquisitions of Caminus Corporation (Caminus) and Sherwood International plc (Sherwood), and include a charge for in-process research and development, costs related to closing two Company facilities and severance. Also during the nine and three months ended September 30, 2003, the Company recorded other expense of $2.9 million ($0.01 per diluted share in each period) related to a $1.1 million loss on foreign currency purchased to fund the Sherwood acquisition, and a $1.8 million loss representing the Company’s share of equity interests in Sherwood before the Company acquired 100% of the equity of Sherwood.

During the nine and three months ended September 30, 2002, the Company recorded merger costs of $12.3 million and $10.7 million, respectively ($0.03 and $0.02 per diluted share, respectively). The 2002 merger costs include $9.6 million in connection with closing facilities and severance costs incurred in the acquisition of Guardian iT plc (Guardian), and $3.9 million related to the Company’s share of merger costs associated with its equity interests in Brut LLC (Brut) and Guardian before the Company acquired 100% of the equity of each company, and is net of a $1.2 million reduction in expenses accrued in 2001 in connection with closing facilities and severance costs incurred in the acquisition of the availability solutions business of Comdisco, Inc. In addition, during the nine months ended September 30, 2002, the Company recorded other income of $0.7 million which included a $3.0 million gain on foreign currency purchased to fund the Guardian acquisition, offset in part by a $2.3 million loss representing the Company’s share of equity interests in Guardian before the Company acquired 100% of the equity of Guardian.

Pro Forma Financial Information:

The Company completed the acquisitions of Assent LLC, a registered clearing broker/dealer, on March 3, 2003; H.T.E., Inc. on March 18, 2003; Caminus on April 9, 2003; and Sherwood on August 11, 2003. On July 1, 2002, the Company completed the acquisition of Guardian. The following unaudited pro forma combined results of operations for the nine months ended September 30, 2003 and 2002 and for the three months ended September 30, 2002 (in thousands, except per-share amounts) are provided for illustrative purposes only and assume that these acquisitions all occurred as of the beginning of each year presented below. Pro forma combined results of operations are not presented for the three months ended September 30, 2003 since the results as reported in the accompanying Consolidated Statements of Income would not be materially different. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2002
Revenues	$2,229,605	$2,187,488	$715,685
Net income	224,346	185,310	72,374
Diluted net income per common share, as reported	0.89	0.79	0.27
Pro forma diluted net income per common share	0.77	0.64	0.25

Pro forma combined results of operations are not presented for the remaining acquired businesses since the results as reported in the accompanying Consolidated Statements of Income would not be materially different.

3.	Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), changed the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 is optional; however, the following supplemental information is provided for each of the nine and three months ended September 30 (in thousands, except per-share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported (including stock-based employee compensation costs, net of tax, of $375, $387, $127 and $119, respectively)	$258,284	$229,783	$92,365	$78,078
Additional stock-based employee compensation costs under SFAS 123, net of tax	(54,599)	(40,829)	(22,066)	(13,105)

Pro forma net income	$203,685	$188,954	$70,299	$64,973

Pro forma net income per common share:
Basic	$0.71	$0.67	$0.25	$0.23

Diluted	$0.70	$0.65	$0.24	$0.23

The weighted-average fair value of the options granted during the nine months ended September 30, 2003 and 2002 and the three months ended September 30, 2003 and 2002 was estimated to be $11.95, $17.74, $15.11 and $13.18 per share, respectively, on the date of grant, representing 58%, 57%, 53% and 52%, respectively, of the weighted-average market value of the Company’s common stock on the date of grant. The fair value of options granted was determined using the Black-Scholes pricing model with the following assumptions:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Volatility	53%	52%	53%	52%
Risk-free interest rate	3.04%	3.10%	3.10%	3.10%
Expected term (1)	6 years	6 years	6 years	6 years

(1)	Nine and one-half years for unvested performance accelerated stock options.

This pro forma disclosure is not necessarily indicative of what the impact would be of applying SFAS 123 in future years.

4.	Clearing Broker Assets and Liabilities:

At September 30, 2003, clearing broker assets and liabilities were comprised of the following (in thousands):

Segregated customer cash and treasury bills	$53,263
Customer securities	18,557
Securities borrowed	36,649
Receivables from customers and other	11,879
Settlement receivables from broker/dealers	1,185

Clearing broker assets	$121,533

Payables to customers	$65,708
Securities loaned	26,302
Customer securities sold short, not yet purchased	6,521
Other	13,139

Clearing broker liabilities	$111,670

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Customer securities consist of trading and investment securities at fair market values. Securities borrowed and loaned represent deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions. Settlement receivables from broker/dealers and customer securities sold short, not yet purchased represent amounts receivable from or payable to broker/dealers for unsettled securities transactions.

5.	Shares Used in Computing Net Income Per Common Share:

The computation of shares used in computing basic and diluted net income per common share follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Weighted-average common shares outstanding used for calculation of basic net income per common share	284,974	282,108	286,244	282,805
Dilutive effect of employee stock options	6,050	7,883	7,667	5,599

Total shares used for calculation of diluted net income per common share	291,024	289,991	293,911	288,404

During the nine months ended September 30, 2003 and 2002, there were approximately 16.8 million and 12.7 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. During the three months ended September 30, 2003 and 2002, there were approximately 12.9 million and 18.7 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods and are therefore not dilutive and not included in the calculation of the dilutive effect of stock options.

6.	Guarantees:

The Company’s customer contracts generally include typical indemnification of customers, primarily for intellectual property infringement claims. Liabilities in connection with such obligations have not been material.

7.	Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net income	$258,284	$229,783	$92,365	$78,078
Foreign currency translation gains	30,623	22,310	4,618	7,423

Comprehensive income	$288,907	$252,093	$96,983	$85,501

8.	Segment Information:

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Investment support systems	$1,150,594	$1,028,660	$404,386	$341,718
Availability services	868,774	762,154	289,579	285,070
Other businesses	131,583	100,652	48,462	33,127

	$2,150,951	$1,891,466	$742,427	$659,915

Income from operations:
Investment support systems	$213,381	$233,341	$70,085	$73,477
Availability services	239,189	177,616	91,488	71,973
Other businesses	16,559	15,529	7,223	5,550
Corporate administration	(31,150)	(28,301)	(9,655)	(8,417)
Merger costs	(2,018)	(12,336)	(722)	(10,659)

	$435,961	$385,849	$158,419	$131,924

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Income, the relative percentages that those amounts represent to consolidated revenues (unless otherwise indicated), and the percentage changes in those amounts from period to period:

					Percent of Revenues (1)
	Nine months ended		Three months ended		Nine months ended		Three months ended		Percent Increase (Decrease) (1)
	Sept. 30, (in thousands)		Sept. 30, (in thousands)		Sept. 30,		Sept. 30,		Nine months		Three months
	2003	2002	2003	2002	2003	2002	2003	2002	2003 vs. 2002		2003 vs. 2002
Revenues
Investment support systems (ISS)	$1,150,594	$1,028,660	$404,386	$341,718	53%	54%	54%	52%	12%		18%
Availability services (AS)	868,774	762,154	289,579	285,070	40	40	39	43	14		2
Other businesses	131,583	100,652	48,462	33,127	6	5	7	5	31		46

	$2,150,951	$1,891,466	$742,427	$659,915	100	100	100	100	14		13

Costs and Expenses
Cost of sales and direct operating	$946,544	$815,936	$321,357	$294,107	44%	43%	43%	45%	16%		9%
Sales, marketing and administration	392,978	362,859	131,646	116,914	18	19	18	18	8		13
Product development	141,021	118,344	49,339	36,779	7	6	7	6	19		34
Depreciation and amortization	168,708	148,360	57,222	53,488	8	8	8	8	14		7
Amortization of acquisition-related intangible assets	63,721	47,782	23,722	16,044	3	3	3	2	33		48
Merger costs	2,018	12,336	722	10,659	—	1	—	2	(84)		(93)

	$1,714,990	$1,505,617	$584,008	$527,991	80	80	79	80	14		11

Operating Income
Investment support systems (2)	$213,381	$233,341	$70,085	$73,477	19%	23%	17%	22%	(9	) %	(5	) %
Availability services (2)	239,189	177,616	91,488	71,973	28	23	32	25	35		27
Other businesses (2)	16,559	15,529	7,223	5,550	13	15	15	17	7		30
Corporate administration	(31,150)	(28,301)	(9,655)	(8,417)	(1)	(1)	(1)	(1)	10		15
Merger costs	(2,018)	(12,336)	(722)	(10,659)	—	(1)	—	(2)	(84)		(93)

	$435,961	$385,849	$158,419	$131,924	20	20	21	20	13		20

(1)	All percentages are rounded to the nearest whole percentage.

(2)	Percent of revenues is calculated as a percent of revenues from ISS, AS and Other Businesses, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentages that those amounts represent to consolidated revenues and the percentage changes in those amounts from period to period.

	Nine months ended September 30,				Percent increase (decrease) (1)	Three months ended September 30,				Percent increase (decrease) (1)
	(in thousands)		Percent of revenues (1)			(in thousands)		Percent of revenues (1)
	2003	2002	2003	2002	2003 vs. 2002	2003	2002	2003	2002	2003 vs. 2002
Investment Support Systems
Services	$1,012,981	$905,284	47%	48%	12%	$355,892	$302,176	48%	46%	18%
License and resale fees	104,227	104,963	5	6	(1)	34,394	30,467	5	5	13

Total products and services	1,117,208	1,010,247	52	53	11	390,286	332,643	53	50	17
Reimbursed expenses	33,386	18,413	2	1	81	14,100	9,075	2	1	55

	$1,150,594	$1,028,660	53	54	12	$404,386	$341,718	54	52	18

Availability Services
Services	$850,068	$748,067	40%	40%	14%	$279,033	$281,857	38%	43%	(1	) %
License and resale fees	15,854	12,128	1	1	31	9,373	2,799	1	—	235

Total products and services	865,922	760,195	40	40	14	288,406	284,656	39	43	1
Reimbursed expenses	2,852	1,959	—	—	46	1,173	414	—	—	183

	$868,774	$762,154	40	40	14	$289,579	$285,070	39	43	2

Other Businesses
Services	$92,914	$59,914	4%	3%	55%	$35,160	$20,503	5%	3%	71%
License and resale fees	16,243	17,500	1	1	(7)	6,209	6,429	1	1	(3)

Total products and services	109,157	77,414	5	4	41	41,369	26,932	6	4	54
Reimbursed expenses	22,426	23,238	1	1	(3)	7,093	6,195	1	1	14

	$131,583	$100,652	6	5	31	$48,462	$33,127	7	5	46

Total Revenues
Services	$1,955,963	$1,713,265	91%	91%	14%	$670,085	$604,536	90%	92%	11%
License and resale fees	136,324	134,591	6	7	1	49,976	39,695	7	6	26

Total products and services	2,092,287	1,847,856	97	98	13	720,061	644,231	97	98	12
Reimbursed expenses	58,664	43,610	3	2	35	22,366	15,684	3	2	43

	$2,150,951	$1,891,466	100	100	14	$742,427	$659,915	100	100	13

(1)	All percentages are rounded to the nearest whole percentage.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002:

INCOME FROM OPERATIONS:

Overall results were consistent with the Company’s expectation. The Company’s total operating margin was 20% in both 2003 and 2002, with declines in ISS and Other Businesses offset by an increase in AS. For SunGard as a whole, taking into account acquisitions completed through September 2003, the Company expects that its full-year 2003 operating margin will approximately equal the full-year 2002 operating margin of 21%.

Investment Support Systems:

The ISS operating margin was 19% and 23% in 2003 and 2002, respectively. The lower margin in 2003 was due to the lower operating margins of acquired businesses. A decline in internal professional services revenues of $28.7 million was offset by cost controls. Internal revenues are revenues from businesses owned for at least 12 months.

Availability Services:

The AS operating margin was 28% and 23% for 2003 and 2002, respectively. The higher margin in 2003 was due primarily to cost reductions associated with the successful integration of the availability solutions business of Comdisco, Inc. (CAS) and lower bad debt expense in 2003, offset in part by the lower margin of Guardian iT plc (Guardian), higher costs in 2003 resulting from expansion of the Company’s North American facilities and equipment upgrades throughout the Company’s service offerings, and the loss of business to in-house solutions. The margin from the AS European business is lower than the margin from the North American business primarily due to purchasing preferences that inhibit pan-European services, resulting in lower economies of scale, and, to a lesser extent, a higher percentage of high-availability solutions which yield lower margins than traditional recovery solutions.

Other Businesses:

The Other Businesses operating margin was 13% and 15% for 2003 and 2002, respectively. The lower margin in 2003 was due primarily to the lingering effects of the economic slowdown.

REVENUES:

Total revenues increased $259.5 million, or 14%, in 2003 compared to 2002 due to acquired businesses. Internal revenues declined approximately 1% compared to an increase of approximately 2% in 2002. A decline in internal revenues from ISS and Other Businesses was mostly offset by an increase in AS internal revenues. The lingering effects of the economic slowdown have negatively impacted revenues in all three segments.

Services revenues, which are largely recurring in nature, include revenues from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. In 2003, services revenues increased to $1.96 billion, compared to $1.71 billion in 2002, representing 91% of total revenues in both periods. The increase in revenues was due primarily to the impact of acquired businesses and higher AS internal revenues, offset in part by lower ISS internal revenues.

Professional services revenues were $269.7 million and $268.7 million in 2003 and 2002, respectively. The increase in 2003 was due to the impact of acquired businesses offset by a decrease in ISS internal revenues.

Revenues from license and resale fees were $136.3 million and $134.6 million in 2003 and 2002, respectively, and included software license revenues of $109.5 million and $104.5 million, respectively. Software license fees from acquired businesses were offset in part by a decline of $9.2 million in internal revenues from software license fees. The lower resale fees were due primarily to lower ISS revenues.

Investment Support Systems:

ISS revenues increased $121.9 million, or 12%, in 2003 compared to 2002. ISS internal revenues decreased approximately 3% in 2003 compared to a decrease of approximately 1% in 2002. The continued decline in ISS internal revenues was due primarily to the lingering effects of the economic slowdown resulting in lower customer spending, especially in the financial services industry.

In 2003, ISS services revenues increased $107.7 million, while ISS license and resale fees decreased $0.7 million. The increase in services revenues was due primarily to acquired businesses, offset in part by a $28.7 million decline in internal professional services revenues, especially from benefit and investor management systems, and by a decline in internal services revenues from brokerage and trading systems. The Company believes that future increases in internal professional services revenues will depend, in part, on an improving economy, and that there will be a lag in time between an economic recovery and an increase in internal professional services revenues. The decline in license and resale fees was due primarily to lower customer spending for new and existing projects across most ISS businesses, especially from benefit and investor management systems, almost entirely offset by revenues from acquired businesses. Revenues from reimbursed expenses increased $15.0 million due primarily to the acquisition of Brut LLC (Brut), which has a higher component of total revenues from reimbursed expenses compared to other ISS businesses.

Availability Services:

AS revenues increased $106.6 million, or 14%, in 2003 compared to 2002. AS internal revenues increased approximately 3% and 9% in 2003 and 2002, respectively. The primary factors for the decline in AS internal revenue growth were the loss of business to customers taking certain of their availability services solutions in-house, continued depressed capital spending by customers due to the lingering effects of the economic slowdown, and the Company’s ongoing efforts to renew shorter-term CAS contracts for longer-term commitments in exchange for lower monthly fees. Among the Company’s largest customers, there is a trend toward high-availability solutions rather than traditional recovery solutions. The primary reason for this trend is that high-availability solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers prefer high-availability solutions provided by SunGard in order to take advantage of the Company’s business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, prefer in-house high-availability solutions, which often are facilitated by excess data center capacity resulting from the economic slowdown and by ongoing technological advances. When an existing customer moves from a traditional SunGard solution to a high-availability SunGard solution, there is a positive impact on AS revenues, but usually at a lower margin. Although the Company cannot predict the exact mix of gains and losses that will result from the trend toward high-availability solutions among the largest customers, the Company expects that this trend will continue to create pressure on its AS internal revenue growth rate. The Company believes that future increases in AS internal revenues will depend, in part, on an improving economy, and that there will be a lag in time between an increase in IT capital spending and an increase in AS internal revenues.

Other Businesses:

Revenues increased $30.9 million, or 31%, in 2003 compared to 2002. The increase was due to a recent acquisition offset in part by a decline in internal revenues of approximately 4%. The decline in internal revenues was primarily due to lower software license fees.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenues in 2003 and 2002 were 80% in both periods, with the higher cost structure of recently acquired businesses offset in part by the impact of cost controls and a decline in merger costs.

Cost of sales and direct operating expenses increased $130.6 million in 2003 and represented 44% and 43% of total revenues in 2003 and 2002, respectively. The increase was due to acquisitions, offset in part by lower cost of sales and direct operating expenses associated with lower ISS sales in 2003 and by a nonrecurring AS equipment sale in 2002. The increase in the percentage of cost of sales and direct operating expenses to total revenues was due to certain ISS businesses, especially brokerage and trading systems, which have a higher percentage of total expenses included in cost of sales and direct operating expenses, offset in part by a decline in AS costs due to the integration of CAS and Guardian.

Sales, marketing and administration expenses declined as a percentage of total revenues to 18% in 2003 compared to 19% in 2002. The decrease was primarily from cost controls and lower commissions due to a decline in new sales.

Since AS product development costs are insignificant, it is more meaningful to measure product development costs as a percentage of revenues from ISS and Other Businesses rather than as a percentage of total revenues. In 2003 and 2002, product development costs were 11% and 10% of revenues from ISS and Other Businesses, respectively. Gross development costs capitalized were $8.9 million and $12.0 million in 2003 and 2002, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, was $6.3 million and $5.0 million in 2003 and 2002, respectively, resulting in net capitalized development costs of $2.6 million and $7.0 million in 2003 and 2002, respectively.

Depreciation and amortization remained at 8% of total revenues, unchanged from 2002. Total depreciation and amortization increased $20.3 million in 2003, due primarily to the acquisition of Guardian.

Amortization of acquisition-related intangible assets increased $15.9 million due to acquired businesses, but remained at 3% of total revenues in both years.

As explained in Note 2 of Notes to Consolidated Financial Statements, the Company reported merger costs of $2.0 million and $12.3 million in 2003 and 2002, respectively (less than $0.01 and $0.03 per diluted share, respectively). In addition, the Company recorded other expense of $2.9 million ($0.01 per diluted share) in 2003 and other income of $0.7 million (less than $0.01 per diluted share) in 2002, related to the Company’s share in equity interests in certain acquisitions before the Company acquired 100% of the equity, and a loss in 2003 and a gain in 2002 from foreign currency purchased to fund such acquisitions.

Interest income in 2003 and 2002 was $4.3 million and $6.3 million, respectively. The decrease was due to lower cash and investment balances and lower interest rates. Interest expense in 2003 and 2002 was $7.9 million and $10.6 million, respectively. The decrease was due to lower average debt balances under the Company’s credit line and lower interest rates in 2003.

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002:

INCOME FROM OPERATIONS:

The Company’s total operating margin increased to 21% in 2003 from 20% in the comparable period in 2002 due to an increase in AS, largely offset by declines in ISS and Other Businesses.

Investment Support Systems:

The ISS operating margin was 17% and 22% in 2003 and 2002, respectively. The lower margin in 2003 was due to the lower operating margins of acquired businesses. A decline in internal professional services revenues of $8.6 million was offset by cost controls.

Availability Services:

The AS operating margin was 32% and 25% for 2003 and 2002, respectively. The higher margin in 2003 was due primarily to cost reductions associated with the successful integration of CAS and Guardian and lower bad debt expense in 2003, offset in part by higher costs in 2003 resulting from expansion of the Company’s North American facilities and equipment upgrades throughout the Company’s service offerings, and the loss of business to in-house solutions. The margin from the AS European business is lower than the margin from the North American business primarily due to purchasing preferences which inhibit pan-European services, resulting in lower economies of scale and, to a lesser extent, a higher percentage of high-availability solutions which yield lower margins than traditional recovery solutions.

Other Businesses:

The Other Businesses operating margin was 15% and 17% for 2003 and 2002, respectively. The lower margin in 2003 was due primarily to the lingering effects of the economic slowdown.

REVENUES:

Total revenues increased $82.5 million, or 13%, in 2003 compared to 2002 due to acquired businesses. Internal revenues were flat in 2003 compared to an increase of approximately 1.5% in 2002. A decline in ISS internal revenues was offset by an increase in AS revenues. The lingering effects of the economic slowdown have negatively impacted revenues in all three segments.

Services revenues increased to $670.1 million in 2003, compared to $604.5 million in 2002, representing 90% and 92% of total revenues, respectively. The dollar increase in 2003 was due primarily to the impact of acquired businesses, offset in part by lower professional services internal revenues. The percentage decline was due to an increase in the percentage of license and resale fees and reimbursed expenses to total revenues.

Professional services revenues were $95.6 million and $85.9 million in 2003 and 2002, respectively. The increase in 2003 was due to the impact of acquired businesses offset by a decrease in ISS internal revenues.

Revenues from license and resale fees were $50.0 million and $39.7 million in 2003 and 2002, respectively, and included software license revenues of $37.2 million and $31.5 million, respectively. The increase in software license revenues in 2003 was due primarily to license revenues from acquired businesses, offset in part by the lingering effects of the economic slowdown resulting in lower customer spending for new software systems.

Investment Support Systems:

ISS revenues increased $62.7 million, or 18%, in 2003 compared to the 2002. ISS internal revenues decreased approximately 1% in 2003 compared to a 1.5% decline in 2002. The continued decline in ISS internal revenues was due primarily to the lingering effects of the economic slowdown resulting in lower customer spending, especially in the financial services industry.

In 2003, ISS services revenues increased $53.7 million and ISS license and resale fees increased $3.9 million. The increase in services revenues was due to acquired businesses, offset in part by an $8.6 million decline in internal revenues from professional services, especially benefit and investor management systems, and by a decline in internal services revenues from brokerage and trading systems. The Company believes that future increases in internal professional services revenues will depend, in part, on an improving economy, and that there will be a lag in time between an economic recovery and an increase in internal professional services revenues. The increase in license and resale fees was due to a contract renewal in brokerage and trading systems and to acquired businesses, offset in part by lower customer spending for new and existing projects across most other ISS businesses. Revenues from reimbursed expenses increased $5.0 million due primarily to the acquisition of Brut LLC (Brut), which has a higher component of total revenues from reimbursed expenses compared to other ISS businesses.

Availability Services:

AS revenues increased $4.5 million, or 2%, in 2003 compared to 2002. AS internal revenues increased approximately 2% and 8% in 2003 and 2002, respectively. The growth in internal revenues during 2003 was due primarily to the positive effect of currency fluctuation. The primary factors for the decline in AS revenue growth are the loss of business to in-house solutions, continued depressed capital spending by customers due to the lingering effects of the economic slowdown, and the Company’s ongoing efforts to renew shorter-term CAS contracts for longer-term commitments in exchange for lower monthly fees. Among the Company’s largest customers, there is a trend toward high-availability solutions rather than traditional recovery solutions. The primary reason for this trend is that high-availability solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers prefer high-availability solutions provided by SunGard in order to take advantage of the Company’s business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, prefer in-house high-availability solutions, which often are facilitated by excess data center capacity resulting from the economic slowdown and by ongoing technological advances. When an existing customer moves from a traditional SunGard solution to a high-availability SunGard solution, there is a positive impact on AS revenues, but usually at a lower margin. Although the Company cannot predict the exact mix of gains and losses that will result from the trend toward high-availability solutions among the largest customers, the Company expects that this trend will continue to create pressure on its AS internal revenue growth rate. The Company believes that future increases in AS internal revenues will depend, in part, on an improving economy, and that there will be a lag in time between an increase in IT capital spending and an increase in AS internal revenues.

Other Businesses:

Revenues from Other Businesses increased $15.3 million, or 46%, in 2003 compared to 2002. The increase was due to a recent acquisition offset in part by a decline in internal revenues of approximately 8%. The decline in internal revenues was primarily due to lower software license fees.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenues in 2003 and 2002 was 79% and 80%, respectively, with the impact of cost controls and a decline in merger costs offset in part by the higher cost structure of recently acquired businesses.

Cost of sales and direct operating expenses increased $27.2 million in 2003 and represent 43% and 45% of total revenues in 2003 and 2002, respectively. The increase was due to acquisitions, offset in part by a decrease in AS costs due to the integration of CAS and Guardian. The decrease in the percentage of cost of sales and direct operating expenses to total revenues was due to a decline in AS costs due to the integration of CAS and Guardian, offset in part by certain ISS businesses, especially brokerage and trading systems, which have a higher percentage of total expenses included in cost of sales and direct operating expenses.

Since AS product development costs are insignificant, it is more meaningful to measure product development costs as a percentage of revenues from ISS and Other Businesses rather than as a percentage of total revenues. In 2003 and 2002, product development costs were 11% and 10% of revenues from ISS and Other Businesses, respectively. Gross development costs capitalized were $3.4 million and $3.8 million in 2003 and 2002, respectively. Amortization of previously capitalized development costs, included in depreciation and amortization, was $2.3 million and $1.6 million in 2003 and 2002, respectively, resulting in net capitalized development costs of $1.1 million and $2.2 million in 2003 and 2002, respectively.

Depreciation and amortization remained at 8% of total revenues, unchanged from 2002. Total depreciation and amortization increased $3.7 million in 2003 due primarily to acquired ISS businesses.

Amortization of acquisition-related intangible assets increased $7.7 million due to acquired businesses, and represented 3% and 2% of total revenues in 2003 and 2002, respectively.

As explained in Note 2 of Notes to Consolidated Financial Statements, the Company reported merger costs of $0.7 million and $10.7 million in 2003 and 2002, respectively (less than $0.01 and $0.02 per diluted share, respectively). In addition, the Company recorded other expense of $2.9 million in 2003 ($0.01 per diluted share), and other income of $0.1 million in 2002 (less than $0.01 per diluted share), related to the Company’s share in equity interests in certain acquisitions before the Company acquired 100% of the equity, and a loss in 2003 and a gain in 2002 from foreign currency purchased to fund such acquisitions.

Interest income in 2003 and 2002 was $1.4 million and $1.5 million, respectively. Interest expense in 2003 and 2002 was $2.6 million and $3.6 million, respectively. The decrease in interest expense was due to lower average debt balances under the Company’s credit line and lower interest rates in 2003.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2003, cash and equivalents were $305.9 million, a decrease of $133.8 million from December 31, 2002. Cash flow from operations was approximately 1.7 times net income, or $438.0 million, a decrease of $139.9 million compared with the nine months ended September 30, 2002, when cash flow from operations was approximately 2.5 times net income. The ratio of cash flow from operations to net income in 2002 was higher than the Company’s full-year 2001 and 2000 ratios of 1.9 and 1.5, respectively, because of collections in 2002 of accounts receivable acquired in the CAS acquisition. In addition, during 2003, the volume of payments relating to accounts payable and accrued expenses was higher than in 2002, due primarily to businesses acquired in 2003.

In 2003, the Company used its operating cash flow, cash received from stock option and award plans and a portion of its existing cash to acquire eight businesses for $420.8 million (net of cash acquired), to pay $30.0 million for the contingent purchase price of a previously acquired business, and to purchase property, equipment and software totaling $166.4 million. At September 30, 2003, the Company had $25.0 million of short-term debt and $188.0 million of long-term debt, while stockholders’ equity exceeded $2.5 billion.

In addition to its short- and long-term debt, the Company’s remaining commitments consist primarily of operating leases for computer equipment and facilities and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. The maximum amount of contingent purchase price obligations due within the next year is $72.0 million and due within the next three years is $193.6 million. The Company also has outstanding letters of credit and bid bonds that total approximately $27.9 million.

The Company expects that its existing cash resources and cash generated from operations for the foreseeable future will be sufficient to meet its operating requirements, debt repayments, contingent payments in connection with business acquisitions, and ordinary capital spending needs. At September 30, 2003, the Company had an unused $325.0 million revolving credit agreement. The Company believes that it has the capacity to secure additional credit or issue equity to finance additional capital needs.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which provides guidance on the accounting for costs associated with exit or disposal activities unrelated to an acquisition. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 has not had a material impact on the Company’s results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions and is not currently applicable to the Company.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides further guidance on accounting for contracts that involve multiple revenue-generating activities or deliverables and is effective for agreements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 has not had a material impact on the Company’s results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued. The Company’s customer contracts generally include typical indemnification of customers, primarily for intellectual property infringement claims. Liabilities in connection with such obligations have not been material.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides alternative transition methods for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and prevents the use of the prospective transition method for companies who do not adopt the expensing method for stock compensation in 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and quarterly financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not changed the way it accounts for stock-based employee compensation and continues to account for its stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” However, the Company has adopted the disclosure provisions of SFAS No. 148.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 has not had a material impact on the Company’s results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 has not had a material impact on the Company’s results of operations.

In May 2003, the Emerging Issues Task Force reached a consensus on EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” which provides guidance on identifying leases that may be embedded in contracts or other arrangements that sell or purchase products or services. The evaluation of whether an arrangement contains a lease within the scope of SFAS No. 13, “Accounting for Leases,” should be based on an evaluation of whether the arrangement conveys the right to use and control specific property or equipment. The consensus requires sellers to report revenues from the leasing component of these arrangements as leasing or rental income rather than revenues from product sales or services, and requires purchasers to report the costs from these arrangements as costs under capital leases. This could affect the timing and amount of recognition of revenues and expenses and the classification of assets and liabilities on the balance sheet, and it could require additional footnote disclosure of lease terms and future minimum lease commitments. This consensus is effective for contracts entered into or significantly modified after July 1, 2003. EITF 01-8 has not had a material impact on the Company’s financial position or results of operations.

CERTAIN RISKS AND UNCERTAINTIES:

Statements about the Company’s expected margins, revenues and spending and all other statements in this Form 10-Q other than historical facts are forward-looking statements. These statements are subject to risks and uncertainties that may change at any time, and, therefore, actual results may differ materially from expected results. Forward-looking statements include information about possible or assumed future financial results of the Company and usually contain words such as “believes,” “intends,” “expects,” “anticipates,” or similar expressions. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, such as: general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenues, and including the fact that the economic slowdown has left many companies with excess data center capacity that provides them with the capability for in-house high-availability solutions; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms, and including the market and credit risks associated with clearing broker operations; the integration and performance of acquired businesses and the prospects for future acquisitions; the effect of war, terrorism or catastrophic events; the timing and magnitude of software sales; the timing and scope of technological advances; the ability to retain and attract customers and key personnel; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. The factors described in this paragraph and other factors that may affect SunGard, its business or future financial results, as and when applicable, are discussed in the Company’s filings with the Securities and Exchange Commission, including this Report and the Company’s Form 10-K for the year ended December 31, 2002, a copy of which may be obtained from SunGard without charge.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company has rarely used derivative financial instruments to manage risk exposures and has never used derivative financial instruments for trading or speculative purposes (see Note 2 of Notes to Consolidated Financial Statements). Available cash is invested in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less, and, in connection with the Company’s acquisition program, the Company borrows cash from time to time under the terms of its variable-rate credit facility. While changes in interest rates could decrease interest income or increase interest expense, the Company does not believe that it has a material exposure to changes in interest rates. Based on borrowings under the credit facility of $175.0 million at September 30, 2003, a 1% change in the borrowing rate would increase annual interest expense related to the credit facility by $1.75 million.

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

Form 8-K, filed on July 23, 2003, to furnish the Company’s earnings release, dated July 23, 2003, reporting its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: November 14, 2003	By:	/s/ Michael J. Ruane

Michael J. Ruane Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002