Form 10-K
period 2003-12-31
SUNGARD DATA SYSTEMS INC
filed 2004-03-15
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,313,020,508.(1)

There were 289,185,043 shares of the registrant’s Common Stock outstanding as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2004 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts II and IV of this Form 10-K.

(1)	This equals the number of outstanding shares of the registrant’s Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant’s directors, nominees and executive officers, multiplied by the closing price of the registrant’s Common Stock reported on June 30, 2003. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant’s directors, nominees or executive officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

FORWARD-LOOKING STATEMENTS

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our results. We described some of the factors that we believe could affect our results in Item 7 of this Report under the heading “Risk Factors.” We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

PART I

ITEM 1.    BUSINESS

OVERVIEW

We are a global leader in integrated software and processing solutions, primarily for financial services, and are also the pioneer and leading provider of information availability services. We are an efficient operator of resilient information technology solutions. Our efficiency comes from the economies of scale in serving multiple customers on shared platforms. We support more than 20,000 customers in over 50 countries, including the world’s 50 largest financial services companies. We currently operate our business in three segments: Investment Support Systems, Availability Services, and Higher Education and Public Sector Systems.

In Investment Support Systems, we primarily serve financial services institutions by processing their investment and trading transactions. Our investment support systems are used by customers on both the buy-side and sell-side of the global financial services industry, as well as corporates, energy companies and governments. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing portfolios and accounting for investment assets. We deliver many of our systems as an application service provider.

In Availability Services, we help information-dependent enterprises of all types to ensure the continuity of their business by providing a portfolio of business continuity, managed IT and professional services. We provide information availability services for all major computing platforms, as well as end-user workstations. We also provide managed application and data-center outsourcing, including hosting services for a number of our investment support systems. To service our availability services customers, we operate more than 3,000,000 square feet of hardened, secure facilities at over 60 locations in more than 10 countries, and a global network of approximately 25,000 miles.

In our Higher Education and Public Sector Systems, we primarily provide specialized enterprise resource planning and administrative solutions to institutions of higher education, school districts and nonprofit organizations, as well as local, state and federal governments. These solutions include accounting, personnel, fundraising, grant and project management, student administration and reporting for educational and nonprofit organizations and accounting, personnel, utility billing, land management, public safety and justice administration for governments.

We have grown steadily, both by developing our existing businesses and by buying new businesses that broaden or complement our existing products and services. In 2002 and 2003, however, our revenue growth came almost entirely from acquisitions. Our acquisition program has been active since our initial public offering in 1986 and has contributed significantly to our long-term growth and success. During 2003, we completed nine acquisitions for an aggregate cash purchase price of approximately $435 million, net of cash acquired.

Our customer base is concentrated in the financial services industry but is widely diversified from a revenue contribution perspective. Of our more than 20,000 customers, not one accounted for more than three percent of our total 2003 revenue. We seek to establish long-term relationships with customers by selling our products and services under multi-year contracts and by emphasizing customer support and product quality and integration. Our services revenue, which is largely recurring in nature, is derived from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Our services revenue accounted for approximately 90% of our total revenue during 2003.

Our operating units are organized into groups that generally mirror the business lines of our customers in order to facilitate product integration and cross-selling. Individual operating units are responsible for sales and marketing, development and customer support of their own products and services. In conjunction with the efforts of our individual operating units, our global account managers focus on our largest customers that use multiple products and services. Our executive management team provides oversight and identifies opportunities to integrate our products and services in order to bring further operational efficiencies to our customers.

BUSINESS STRATEGY

We are focused on expanding our position as a leading provider both of integrated software and processing solutions for financial services, higher education and the public sector, and of availability services for a broad base of information-dependent enterprises. In pursuit of these objectives, we have implemented the following strategy:

Upgrading and Enhancing Our Products and Services.    We continually support, upgrade and enhance our systems to incorporate new technology and to meet the needs of our customers for increased operational efficiency and resilience. We continue to introduce innovative products and services, such as straight-through-processing solutions and Web-based technologies, that complement and improve our established products and services and also address the specific needs of our customers. Our enhancements and upgrades result, in part, from active dialogue with current and prospective customers and customer user groups, some of which are independent and others that are sponsored by us. As we seek to take advantage of new technologies and to improve our customers’ operational efficiency and resilience, we are careful to preserve the functionality of our proven products and services. Our strong, recurring revenue base allows us to continually reinvest in our products and services. For example, in 2003, we spent 11% of revenue from Investment Support Systems and Higher Education and Public Sector Systems on product development.

Acquiring Complementary Businesses.    We seek acquisitions that broaden or complement our existing products and services and strengthen our leadership positions. We believe that our success in identifying appropriate acquisition candidates enables us to capitalize on consolidation trends, especially within the fragmented market for investment support systems. We have detailed, standardized procedures for evaluating and implementing acquisitions. Before committing to an acquisition, we devote significant resources to due diligence and to the development of a post-acquisition plan. First, we focus on the acquisition candidate’s ability to generate profits by itself and then we attempt to identify and quantify potential cost savings. We also carefully review the acquisition candidate’s potential impact on our financial results and balance sheet. Generally, we seek to make acquisitions that will be neutral or positive to our earnings within the first twelve months.

Providing Straight-Through Processing.    Historically, processing investments and trades could not be completed in real-time. For example, trades could be executed and partially processed throughout the trading day, but the final processing, including confirmations, clearing and settlement, would be completed overnight or over the course of several days in what was called a batch process, often with manual intervention. Our products and services eliminate the need for most batch processes and manual intervention, which facilitates real-time processing of investment and trading activity. We also focus on integrating our solutions with each other and with other vendors’ systems. For example, we build interfaces that allow multiple systems to exchange data without manual intervention. As a result, we can provide straight-through-processing solutions, not only within a single customer’s operations, but also across multiple firms using the SunGard Transaction Network. Using our real-time, integrated solutions and SunGard Transaction Network, members of the investment community can automate not only the investment process for trading in equities, bonds, money markets, commercial paper, certificates of deposit and mutual funds, but also the routing of orders between investors, brokers, issuers and mutual fund companies. All of these solutions help our customers to lower costs, reduce errors and provide better service to their customers.

Building Strong Customer Relationships.    We believe that one of the keys to our success is our focus on developing close, well-managed, long-term relationships with our customers. Our operating units are focused on key customer types, which facilitates integration and cross-selling of our products. We not only focus on meeting our existing customers’ needs, but also on attracting and retaining new customers and continually improving customer satisfaction. We believe our operational approach helps us attract and retain customers and increases customers’ use of our products and services.

Maintaining Our Financial Strength.    We strive to generate a high level of recurring revenue and cash flow, maintain a conservative capital structure and employ disciplined financial policies. We believe this fiscal strategy has been a major factor contributing to our long-term financial strength and viability. This enables us to fund the growth of our business by continually developing and acquiring new products and provides us a competitive advantage in growing, serving and retaining our substantial customer base. To increase our financial flexibility, we issued $500 million in unsecured senior notes in January 2004.

Promoting an Entrepreneurial Culture.    We believe that one of our strongest competitive strengths is our entrepreneurial culture. We intend to continue to foster this culture. About half of our executive officers and many other employees joined us as a result of acquisitions. Our operating unit management structure is central to expanding our business both through internal development and through identifying potential acquisitions. Our compensation structure actively encourages our employees to be entrepreneurial and to emphasize customer satisfaction. Our executive officers have been with us for an average of twelve and a half years.

BUSINESS SEGMENT OVERVIEW

Investment Support Systems

In Investment Support Systems, we primarily serve financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. These solutions are grouped into the following business areas: brokerage and trading systems; wealth management systems; treasury and risk management systems; investment management systems; and benefit, insurance and investor accounting systems. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing portfolios and accounting for investment assets.

Our investment support systems are used by customers on both the buy-side and sell-side of the global financial services industry, as well as corporates, energy companies and governments. Buy-side customers include banks, investment managers, mutual funds, investment advisors, insurance companies, trustees, benefit plan administrators and others involved in buying, holding and managing investments. Sell-side customers include brokers, exchange members, depositaries, custodians, transfer agents and others involved in selling, brokering and trading investments. Approximately five million trades per day are processed by our investment support systems at some point in the trade cycle.

We deliver many of our investment support systems as an application service provider (ASP). We provide investment support systems on an ASP basis primarily from our data centers located throughout North America and Europe. We also deliver some of our investment support systems by licensing the software to customers for use on their own computers.

Brokerage and Trading Systems

Our brokerage and trading systems provide comprehensive processing of equities, fixed-income securities, and exchange-traded futures, options and other instruments. Used primarily by broker/dealers and other sell-side customers, these systems address all important facets of securities transaction processing, including order routing, trading support, execution and clearing, position keeping, regulatory and tax compliance and reporting, and investment accounting and recordkeeping. Some of these systems provide full front- to back-office support, while others are focused primarily on one or the other.

We own four registered brokers that facilitate enhanced straight-through processing by providing the following services using our brokerage and trading systems: (1) an electronic communications network (ECN) that is used by brokerage firms and institutional investors to trade Nasdaq and exchange-listed securities anonymously; (2) a clearing broker that provides order routing, execution and clearing for professional traders; (3) a full-service equities trading desk for institutional investors; and (4) a New York Stock Exchange member that uses a proprietary wireless system to execute trades for institutional investors.

We link our investment support systems and hosting data centers through the SunGard Transaction Network. Using this network, one of our registered brokers offers an online, straight-

through-processing service that automates the investment process for trading equities, bonds, money markets, commercial paper, certificates of deposit and mutual funds. This service automatically routes orders and confirmations between investors, brokers, issuers and mutual fund companies that are linked to the network. We market these services to users of both our investment support systems and our business partners’ systems. Through initiatives like the SunGard Transaction Network, we aim to link all of these systems both within and across institutions to achieve straight-through processing.

Wealth Management Systems

Our wealth management systems include a range of software solutions used primarily by bank trust departments to manage and service the portfolios of high net worth individuals. We offer an integrated wealth management application suite that provides straight-through processing for global asset management firms and includes functionality for portfolio management and performance measurement, trade order management, regulatory and tax compliance, preparation of customer statements, and handling of other customer services. In addition, we provide turnkey, outsourced wealth management services to banks, registered investment advisors and other financial services organizations.

Several of our wealth management systems are used to automate the investment, operations and administrative areas unique to the bank trust business, including cash and portfolio management, payment of trust expenses, retiree benefits and beneficiary distributions, and preparation of tax returns for taxable trusts. Other wealth management systems are used to automate the functions associated with the worldwide custody and safekeeping of invested assets, such as trade settlement, investment income collection, tax reclamation, foreign exchange and reconciliation of depositary and sub-custodian positions.

We also provide a range of solutions used by brokers, banks and insurance companies to support front-office wealth management activities. For example, we provide software solutions that are used by retail brokers in their advisory role to track customer contacts and manage customer portfolios. We also provide systems that enable our customers to provide online brokerage services to their own customers. Our other products are used by investment advisors to identify new prospects, create customer profiles, analyze customer needs, assess customer suitability, monitor compliance and cross-sell products. We also provide information management systems that are used by brokers and investment professionals to make informed investment decisions based on timely, dependable market data from exchanges and leading industry providers worldwide. In addition, we offer historical market and reference data and technology to perform trading analytics, quantitative modeling, and portfolio processing.

We also provide systems that automate the functions associated with worldwide securities lending activities and facilitate straight-through processing by providing a single, centralized order-routing network that links lenders and borrowers of securities.

Treasury and Risk Management Systems

We provide a range of software solutions that automate risk management and trading operations for capital markets globally. Generally, these products are used by traders and market makers of fixed income securities, foreign exchange contracts, equities and their related derivatives such as interest rate and credit derivatives, convertible bonds, foreign exchange options and equity options. These front- to back-office systems help customers price and analyze trades, manage trading and related risks across the institution, process and account for trading activities, and determine hedging strategies to manage risk. These systems also help customers monitor compliance with their own trading policies, limits and internal controls and with regulations.

We also provide a comprehensive solution for global banks to manage the credit risk associated with their worldwide trading activities. This solution allows users to consolidate credit exposures, optimize collateral management, and monitor compliance with capital requirements and regulations such as Basel II. We also provide to banks, across their retail and wholesale operations, asset and liability management software with comprehensive risk management and performance measurement functionality.

Our treasury systems are used by the treasury departments of corporate and government entities worldwide to manage their cash, debt and investment portfolios. We also provide professional services that focus on application implementation and integration of these treasury systems. In addition, we offer a Web-based service that provides a single point of access via the Internet to enable corporate treasurers to manage geographically dispersed treasury operations more efficiently.

We provide software systems that help utilities, power generating companies and energy traders, marketers and distribution companies to manage physical and financial trading activities. These systems provide trading support, market and credit risk management, trade processing, power scheduling and accounting functions. We also provide professional services including software development services to the energy industry.

We also provide exception management and reporting systems to financial services institutions. These systems automatically detect and repair errors that occur when transactions move between systems, which helps prevent exceptions in straight-through processing.

We also offer software solutions that provide intelligent message transformation, content-based routing, and data validation and enrichment, primarily for payments and post-trade messages. This makes it easier for financial services firms to integrate their financial messaging business processes.

Investment Management Systems

Our investment management systems include a range of software solutions used primarily by buy-side customers to maintain the books of record for all types of institutional investment portfolios, such as those managed by institutional asset managers, mutual funds, hedge funds, fund of funds, banks, prime brokers and third party administrators. We offer an integrated investment management application suite that provides straight-through processing for investment transactions, with comprehensive front- to back-office functionality including trade order management, execution support, portfolio management, compliance checking, accounting and reporting.

Our investment management systems are used to track investment activities including purchases and sales of securities, value portfolios using securities prices from various market sources, provide performance measurement and attribution analyses, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these systems are used by investment advisors and other portfolio managers to analyze large investment portfolios using various models to assist with investment strategy and management decisions. We also provide software solutions that address the specialized accounting needs of domestic and offshore hedge funds and funds of funds.

Benefit, Insurance and Investor Accounting Systems

Our employee benefit plan systems automate the participant accounting activities associated with defined-contribution retirement plans, such as 401(k) plans. These systems maintain the books of record for each participant’s share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process cash contributions and benefit payments, and produce tax reports for plan sponsors and participants. As a complement to these systems, we offer document generation systems for creating retirement plan documents and forms, and software for generating annual government filings and returns by employee benefit plans.

We also provide to the global insurance industry integrated marketing and policy administration solutions for both insurance agencies and home offices, supporting individual and group insurance, annuity, investment contract and pension policy administration. Insurance solutions include client management, financial analysis, retirement and estate planning, and policy illustrations.

Our investor accounting systems automate the transfer agent process for stock, bond and mutual fund issues. These systems maintain shareholder and bondholder positions, process new accounts, record purchases and sales, process cash deposits and disbursements, process dividend and interest distributions, generate proxy materials, tabulate votes, and produce tax reports and periodic shareholder and bondholder statements.

We provide imaging, document management and enterprise-wide workflow solutions for the financial services and insurance industries.

Availability Services

In Availability Services, we help information-dependent enterprises of all types to ensure the continuity of their business by providing a variety of solutions that help them maintain access to their critical data and systems. We engineer information availability solutions by building upon our extensive technology infrastructure and leveraging our industry-leading experience and know-how. Our experts work with customers to tailor information availability solutions that are unique to their requirements. Customers may choose different or multiple levels of service from our portfolio of solutions encompassing traditional business continuity services, managed IT services and consultative professional services. The selection of information availability solutions is based on a variety of factors including the customer’s system configuration, required flexibility and desired degree of control over the solution. Because we are vendor neutral, we focus on each customer’s individual circumstances and provide solutions for all major computing platforms with significant objectivity and flexibility.

The global, networked economy is highly information dependent, and data is a core asset for almost every business. Any inability to access critical data and systems—whether due to a natural disaster, fire, power failure, security breach, terrorist attack or other emergency—can have immediate and severe financial repercussions and tarnish reputations. That is why, for the most important business processes, customers are shifting their focus from solutions that help them recover from outages to solutions that minimize the potential for interruptions in the first place. To address this drive for maximum operational resilience, we design and implement “high-availability” solutions that help maintain the highest levels of access to data and systems. For less time-sensitive applications, we maintain a comprehensive array of traditional business continuity solutions that allow customers to recover from unplanned service interruptions. Since our inception, we have had a 100% success rate supporting customer recoveries.

High-availability solutions encompass a combination of dedicated network, servers and storage, as needed, to be used exclusively by one customer. The highest level solution involves a dual production environment, where two geographically separated systems process simultaneously the same data to provide complete redundancy. Additional high-availability solutions include load balancing—the shifting of processing among multiple servers on a network to mitigate the risk of a single server failing, and mirroring—the automated, periodic duplication of data on a secondary storage device for use if the primary copy is inaccessible.

Traditional business continuity options allow customers to restore processing operations within a short period after an interruption, usually from several hours to two days. We deliver these services in a cost-effective manner using shared resources that take significant advantage of our economies of scale. Our traditional business continuity services account for the majority of our availability services revenue.

We also provide end-user recovery offerings that allow customers to relocate other important business processes faced with disruption. These solutions range from generic office space equipped with workstations, telephones and other office equipment, to dedicated trading rooms that are also supplied with the market data feeds and specialized network services needed to support trading operations.

Our availability services infrastructure is comprehensive. To meet customers’ demands, we operate more than 3,000,000 square feet of hardened, secure facilities at more than 60 locations in over 10 countries, connected by a communications network comprised of approximately 25,000 miles of leased communications lines used exclusively by us and our customers. This infrastructure encompasses computers, networks, data centers and end-user space that we actively manage using monitoring and reporting tools. Our facilities provide secure sites to locate hardware and protect applications and data, and our dedicated network allows quick switchovers from customer facilities to ours. Using this infrastructure, we provide managed IT services averaging 99.99% availability.

Our information availability facilities include a variety of sizes and types of processing and end-user facilities, most of which are in major metropolitan areas in North America and Europe. Our MegaCenters, which house processing facilities for multiple computing platforms as well as end-user facilities, provide customers with an extensive choice of resources at a single location. We believe that our Philadelphia MegaCenter is the world’s largest commercial facility dedicated to information availability services, and that our London Technology Centre is the largest such facility in Europe. We also have a fleet of mobile recovery units—trailers containing processing and end-user capacity that can be rapidly deployed to a customer location and made operational within an hour of arrival.

We proactively manage our availability services resources. To accommodate the growth in our customer base, we open new facilities, expand existing facilities and upgrade our infrastructure to offer the most advanced platforms and technologies generally used by our customers. In addition, we sometimes consolidate facilities to increase platform options at a MegaCenter or to achieve greater overall efficiencies.

We also provide information availability consulting services and planning software. Our consultants are experts who leverage proven methodologies to deliver a full suite of services including continuity program management, information security and availability engineering services. Our contingency planning software integrates business analysis and testing tools with automated plan development and reporting features. We also design testing and maintenance programs to verify that customers’ contingency plans reflect their most current operational conditions.

Higher Education and Public Sector Systems

In Higher Education and Public Sector Systems, we primarily provide specialized enterprise resource planning and administrative solutions to institutions of higher education, school districts and other nonprofit organizations, as well as local, state and federal governments. These solutions include accounting, personnel, fundraising, grant and project management, student administration and reporting for educational and nonprofit organizations and accounting, personnel, utility billing, land management, public safety and justice administration for governments. We also provide professional services to several UK public sector agencies. Since 1995, we have been acquiring companies and developing solutions for this segment. Three recent acquisitions substantially increased our presence in this segment.

ACQUISITIONS

We seek to grow by developing existing businesses and buying new businesses that broaden or complement existing product lines. Our ongoing acquisition program has contributed significantly to our long-term growth and success. During 2003, we spent approximately $435 million in cash (net of cash acquired) to acquire eight investment support systems businesses and one higher education and public sector systems business.

The following table lists the businesses we acquired or have entered into binding agreements to acquire since January 1, 2003:

Acquired Company/Business	Date Acquired	Description
Trust Tax Services Of America, Inc.	02/28/03	Trust tax and compliance products and services.

Andover Brokerage, LLC	03/03/03	Registered broker that provides order routing, execution and clearing services for professional traders.

H.T.E., Inc.	03/18/03	Financial management and public safety and justice solutions for government agencies and utilities.

Caminus Corporation	04/09/03	Integrated software solutions for the energy industry.

Reech Capital plc	05/23/03	Risk management solutions offered on ASP basis.

London Pacific Advisory Services, Inc.	06/05/03	Technology and services for managed account and separately managed account investment strategies.

Sherwood International plc	08/11/03	Global insurance industry and government sector software and services.

Forbatec GMBH	09/12/03	Investment management and portfolio accounting solutions in Germany, Luxembourg and Austria.

Acquired Company/Business	Date Acquired	Description
Whitelight Systems, Inc.	12/24/03	Credit risk solutions for Basel II compliance.

FAME Information Services, Inc.	01/22/04	Historical market and reference data, and data management technology.

Systems & Computer Technology Corporation	02/12/04	Global technology solutions for higher education.

Collegis, Inc.	03/04/04	Outsourced IT solutions for higher education.

Real Time Financial Management Limited	03/05/04	Global bond and equity trading system.

PRODUCT DEVELOPMENT

We continually support, upgrade and enhance our systems to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology.

We fund most of our routine ongoing software support activities through a portion of the monthly fees paid by our investment support systems processing customers and the software support and related upgrade fees paid by our license customers. Our expenditures for software development during the years ended December 31, 2003, 2002 and 2001, including amounts that were capitalized, totaled approximately $208 million, $174 million, and $184 million, respectively. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

MARKETING

Most of our investment support systems are marketed throughout the United States and many are marketed worldwide, with the principal focus being on selling additional products and services to existing customers. Our information availability services and higher education and public sector systems are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our sales outside the United States during the years ended December 31, 2003, 2002 and 2001 totaled approximately $748 million, $508 million, and $386 million, respectively.

COMPETITION

Since most of our computer services and software are specialized and technical in nature, most of the market niches in which we compete have a relatively small number of significant competitors. Some of our existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than we have (see RISK FACTORS under ITEM 7).

In our investment support systems business, we compete with numerous other data processing and financial software vendors that may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, which are much smaller than us. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, some of which are also active acquirors. We also face competition from the internal processing and information technology departments of our customers and prospects. The key competitive factors in marketing investment support systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively with respect to each of these factors and that our reputation and experience in this business are important competitive advantages.

In our availability services business, we face significant competition from internal solutions, where customers or prospective customers implement their own internal backup systems or high-availability solutions rather than purchase services from an availability services vendor. We also face significant competition from hardware manufacturers such as IBM Corporation. Our other competitors in this business include outsourcers, managed hosting companies, Internet service providers, large computer services companies and telecommunications companies. We believe that we compete effectively with respect to the key competitive factors in the availability services business, namely quality of infrastructure, scope and quality of services including breadth of hardware platforms and network capacity, level and quality of customer support, level of technical expertise and price. We also believe that our experience and reputation as the innovator in this business, our extensive infrastructure and our excellent track record supporting customer recoveries are important competitive advantages.

In our higher education and public sector systems business, we compete with a variety of other vendors depending upon customer characteristics such as size, type, location, computing environment and functional requirements. For example, there may be different competitors for different sizes or types of educational institutions or government agencies, or in different states or geographic regions. Competitors in this business range from larger providers of generic enterprise resource planning systems to smaller providers of specialized applications and technologies. We also compete with outsourcers and systems integrators, as well as the internal processing and information technology departments of our customers and prospects. The key competitive factors in marketing higher education and public sector systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively as to each of these factors and that our leadership and reputation in this business are important competitive advantages.

EMPLOYEES

On December 31, 2003, we had approximately 10,000 full-time employees. In addition, over 2,000 full-time employees joined us through acquisition during the first quarter of 2004. We believe that our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we believe that we have been able to retain and attract highly qualified personnel (see RISK FACTORS under ITEM 7). We believe that our employee relations are excellent.

PROPRIETARY PROTECTION

We own registered marks for the SUNGARD name and own or have applied for trademark registration for many of our services and software products. To protect our proprietary services and software, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We have a few registrations of our copyrights and a number of patents and patent applications pending. We will continue to apply for software and business method patents on a case-by-case basis and will continue to monitor ongoing developments in the evolving software and business method patent field (see RISK FACTORS under ITEM 7).

AVAILABLE INFORMATION

We make available, free of charge at www.sungard.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 2.    PROPERTIES

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased availability services facilities in Philadelphia, Pennsylvania (506,300 square feet), Carlstadt, New Jersey (432,400 square feet), Hounslow, England (198,000 square feet), and North Bergen, New Jersey (164,000 square feet). We believe that our leased and owned facilities are adequate for our present operations.

ITEM 3.    LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1    CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers who are not also nominees for director are listed below.

Name	Age	Principal Position With SunGard Data Systems Inc.
James E. Ashton III	45	Group Chief Executive Officer

Donald W. Birdwell	51	Group Chief Executive Officer

Andrew P. Bronstein	45	Vice President and Controller

Robert F. Clarke	59	Group Chief Executive Officer

T. Ray Davis	55	Group Chief Executive Officer

Lawrence A. Gross	51	Senior Vice President–Legal and General Counsel

Till M. Guldimann	54	Vice Chairman

Paul C. Jeffers	41	Vice President–Human Resources

Ronald M. Lang	52	Group Chief Executive Officer

John E. McArdle, Jr.	46	Group Chief Executive Officer

Michael K. Muratore	57	Executive Vice President

Brian Robins	45	Senior Vice President–Corporate Marketing

Michael J. Ruane	50	Senior Vice President–Finance, Chief Financial Officer and Treasurer

James C. Simmons	44	Group Chief Executive Officer

Bettina A. Slusar	40	Senior Vice President–Global Accounts Management

Richard C. Tarbox	51	Senior Vice President–Corporate Development

Mr. Ashton has been Group Chief Executive Officer, SunGard Trading and Risk Systems since 1999 and Group Chief Executive Officer, SunGard Treasury Systems since 2003. From 1997 to 1999, he served as Senior Vice President and General Manager of one of our wealth management systems business units that we acquired in 1997.

Mr. Birdwell has been Group Chief Executive Officer, SunGard Asset Management Systems since 1999 and Group Chief Executive Officer, SunGard Securities Processing Systems since 2002 and has been responsible for our SunGard Online Investment Systems group since 2003. From 1989 to 1999, Mr. Birdwell held various senior management positions with us, including President of one of our wealth management systems business units from 1993 to 1999.

Mr. Bronstein has been Vice President and Controller since 1994 and Corporate Controller from 1992 to 1994. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on our account and as director of the firm’s Philadelphia high technology group. Mr. Bronstein is a director and officer of most of our domestic subsidiaries.

Mr. Clarke has been Group Chief Executive Officer, SunGard Higher Education and Public Sector Systems since 1999. From 1988 to 1998, he served as President of one of our wealth management systems business units.

Mr. Davis has been Group Chief Executive Officer, SunGard Employee Benefit Systems since 1999 and Group Chief Executive Officer, SunGard Investor Accounting Systems since 2002. From 1989 to 1999, Mr. Davis held various senior management positions with us, including President of one of our benefit, insurance and investor accounting systems business units from 1991 to 1999.

Mr. Gross has been Senior Vice President–Legal since 2001 and General Counsel since 1986. He was our Secretary from 1987 to March 2002 and a Vice President from 1986 to 2001. From 1979 to 1986, he was a lawyer with Blank Rome LLP, Philadelphia, and in that capacity represented us beginning in 1983. Mr. Gross is a director and officer of most of our domestic subsidiaries and some of our foreign subsidiaries.

Mr. Guldimann has been Vice Chairman since 2002. He was our Senior Vice President, Strategy and a member of our board of directors from 1999 to March 2002. Mr. Guldimann was Vice Chairman from 1997 to 1999 and Senior Vice President from 1995 to 1997 of one of our trading and risk systems business units that we acquired in 1998. From 1974 to 1995, Mr. Guldimann held various senior executive positions with J.P. Morgan & Co.

Mr. Jeffers has been Vice President–Human Resources since 2001. From 2000 to 2001, Mr. Jeffers was National Director of Performance Management and Education for Grant Thornton, LLP, and from 1999 to 2000, he was Vice President–Human Resources of First USA Bank. From 1995 to 1999, Mr. Jeffers was Area Director, Human Resources for the Management Consulting Practice of Ernst & Young LLP.

Mr. Lang has been Group Chief Executive Officer, SunGard Trading Systems since 2000 and has been responsible for our SunGard Brokerage Systems and SunGard Financial Networks groups since 2003. Mr. Lang was Vice President of Marketing from 1997 to 1998 and President from 1998 to 2000 of one of our trading and risk systems business units that we acquired in 1998.

Mr. McArdle has been Group Chief Executive Officer, SunGard Investment Management Systems since 1999. From 1986 to 1999, he held various senior management positions with us, including President of one of our investment management systems business units since 1998.

Mr. Muratore has been Executive Vice President since March 2002. He was Senior Vice President from 1998 to March 2002, Chief Executive Officer of the SunGard Financial Systems Group from 1995 to 1998 and Chief Executive Officer of the SunGard Computer Services Group from 1990 to 1995. From 1985 to 1990, Mr. Muratore held various senior executive positions with us. Mr. Muratore is a director and/or officer of many of our domestic subsidiaries.

Mr. Robins has been Senior Vice President–Corporate Marketing since February 2003 and was Vice President–Corporate Marketing from 2000 to February 2003. From 1995 to 2000, Mr. Robins held various marketing positions, including Vice President–Marketing, with one of our trading and risk systems business units that we acquired in 1998.

Mr. Ruane has been Senior Vice President–Finance since 2001 and our Chief Financial Officer and Treasurer since 1994. He was Vice President–Finance from 1994 to 2001. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President–Finance of the SunGard Trading Systems Group. Mr. Ruane was our Vice President–Controller from 1990 to 1992, and our Corporate Controller from 1985 to 1990. Mr. Ruane is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Simmons has been Group Chief Executive Officer and President, SunGard Availability Services since 1999. From 1993 to 1999, he held various senior management positions with us, including Senior Vice President–Sales of our principal availability services business unit from 1995 to 1997 and President of one of our benefit, insurance and investor accounting systems business units from 1998 to 1999.

Ms. Slusar has been Senior Vice President–Global Accounts Management since February 2003 and was Vice President–Global Accounts Management from 2001 to February 2003. Ms. Slusar was President from 1999 to 2001 and Senior Vice President, North American Sales and Operations from 1997 to 1998 of one of our brokerage and trading systems business units.

Mr. Tarbox has been Senior Vice President–Corporate Development since 2001 and was Vice President–Corporate Development from 1987 to 2001. From 1983 to 1987, Mr. Tarbox was a senior manager with Coopers & Lybrand L.L.P., providing acquisition, litigation support and other financial consulting.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the section entitled STOCK INFORMATION in our 2003 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

ITEM 6.    SELECTED FINANCIAL DATA

This information is incorporated by reference to the section entitled SELECTED FINANCIAL INFORMATION in our 2003 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference to the section entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our 2003 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K). This information should be read together with our Consolidated Financial Statements and related footnotes (included in Exhibit 13.1 to this Report on Form 10-K) and the discussion of risk factors below.

RISK FACTORS

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenue, and including the fact that the economic slowdown has left many companies with excess data center capacity that provides them with the capability for in-house high-availability solutions;

•	the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms, and including the market and credit risks associated with clearing broker operations;

•	the integration of acquired businesses, the performance of acquired businesses including Systems & Computer Technology Corporation, and the prospects for future acquisitions;

•	the effect of war, terrorism or catastrophic events;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	the ability to retain and attract customers and key personnel; and

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents.

The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission, including this Report on Form 10-K. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Our Business Depends Largely on the Economy and Financial Markets, and a Slowdown or Downturn in General Economics or Financial Market Conditions Could Adversely Affect Our Business and Results of Operations.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers may curtail or discontinue trading operations, delay or cancel information technology projects, or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess data center capacity as a result of an economic slowdown may choose to take their high-availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results. As a result of the recent economic slowdown, our internal growth steadily decreased, and almost all of our revenue growth during the past two years was from acquisitions.

Our Business Depends Largely on the Financial Services Industry, and a Weakening of the Financial Services Industry Could Adversely Affect Our Business and Results of Operations.

Since our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, our business and financial results may suffer. If financial services firms continue to consolidate (as they have over the past decade or so), there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own solution or another vendor’s solution, they could decide to consolidate their processing on a non-SunGard system, which could have an adverse effect on our financial results.

Our Acquisition Program is a Principal Element of our Strategy But, Because of the Uncertainties Involved, This Program May Not Be Successful and We May Not Be Able To Successfully Integrate and Manage Acquired Businesses.

There can be no assurance that our acquisition program will continue to be successful or that each acquisition will meet one of our important guidelines of being neutral or positive to our earnings within the first twelve months and thereafter. If we are unable to successfully integrate and manage acquired businesses, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions; and

•	we may have to write off goodwill or other intangible assets.

If We Are Unable to Identify Suitable Acquisition Candidates and Successfully Complete Acquisitions, Our Growth Will Be Slowed and Our Financial Results May Be Adversely Affected.

Our growth has depended in part on our ability to acquire similar or complementary businesses on favorable terms. In the last two years, virtually all of our growth was from acquired businesses. This growth strategy is subject to a number of risks that could adversely affect our business and financial results, including:

•	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	we may face competition for acquisitions from other potential acquirers or from the possibility of the acquisition target pursuing an initial public offering of its stock;

•	we may have to borrow money from a bank or sell equity or debt securities to the public to finance future acquisitions as we did with the recent acquisition of Systems & Computer Technology Corporation; and

•	we may find it more difficult or costly to complete acquisitions due to changes in accounting, tax, securities or other regulations.

Catastrophic Events May Disrupt or Otherwise Adversely Affect the Markets In Which We Operate, Our Business and Our Profitability.

Our business may be adversely affected by a war, terrorist attack, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our customers, the financial markets or the overall economy. The potential for a direct impact is due primarily to our significant investment in our infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. Despite our preparations, a security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for customers, disruptions to our operations, or damage to our important facilities. Any of these could have a material adverse effect on our business and financial results.

Our ASP Systems May Be Subject To Disruptions that Could Adversely Affect Our Reputation and Our Business.

Our ASP systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our brokerage and trading systems maintain account and trading information for our customers and their clients, and our benefit, insurance and investor accounting systems maintain investor account information for retirement plans, insurance policies and mutual funds. If our ASP systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to liability for security breaches, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Because the Sales Cycle for Our Software Is Typically Lengthy and Unpredictable, Our Results May Fluctuate From Period to Period.

Our operating results may fluctuate and be difficult to predict due to the timing and magnitude of software sales. We offer some of our investment support systems on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. As a result, the sales cycle for a software license may be lengthy and take unexpected turns. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter due to the timing and magnitude of software sales.

Rapid Technological and Business Changes Could Adversely Affect Our Business.

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks, including:

•	we may find it difficult or costly to update our products and services and to develop new products fast enough to meet our customers’ needs;

•	we may find it difficult or costly to make some features of our products and services work effectively and securely over the Internet;

•	we may find it difficult or costly to integrate more of our investment support systems into efficient straight-through-processing solutions; and

•	we may find it difficult or costly to update our products and services to keep pace with business, regulatory and other developments in the financial services industry, where many of our customers operate.

The Trend Towards High-Availability Solutions Will Likely Lower Our Margins And Create Pressure On Our Internal Revenue Growth In Availability Services.

Among our largest customers, there is a trend toward high-availability solutions rather than traditional recovery solutions. The primary reason for this trend is that high-availability solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers prefer high-availability solutions provided by us in order to take advantage of our business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, prefer in-house high-availability solutions, which often are facilitated by excess data center capacity resulting from the recent economic slowdown and by ongoing technological advances. When an existing customer moves from one of our traditional solutions to one of our high-availability solutions, there is a positive impact on our revenue, but usually at a lower margin. Although we cannot predict the exact mix of gains and losses that will result from the trend towards high-availability solutions among the largest customers, we expect that this trend will continue to create pressure on our internal revenue growth rate in Availability Services. We believe that future increases in internal revenue in Availability Services will depend, in part, on an improving economy, and that there will be a lag in time between an increase in technology spending and an increase in internal revenue in Availability Services.

Our Brokerage Operations Are Highly Regulated and are Riskier Than Our Other Businesses.

Organizations like the Securities and Exchange Commission (SEC), New York Stock Exchange (NYSE) and National Association of Securities Dealers (NASD) can, among other things, fine, censure, issue cease-and-desist orders and suspend or expel a broker/dealer or any of its officers or employees for failures to comply with the many laws and regulations that govern brokerage operations. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance and enforcement of an effective brokerage compliance program. Our failure to establish, maintain and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation.

We are exposed to certain risks due to the trading activities of our customers and professional traders of our brokerage operations. If customers or professional traders fail to pay for securities they buy, or fail to cover their short sales, or fail to repay margin loans we make to them, then we may suffer losses, and these losses may be disproportionate to the revenue and profit contributions of this business. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we cannot limit our liability for trading losses even when we are not at fault.

If We Are Unable to Retain or Attract Customers, Our Business and Financial Results Will Be Adversely Affected.

If we are unable to keep existing customers satisfied, sell additional products and services to existing customers or attract new customers, then our business and financial results may suffer. A variety of factors could affect our ability to successfully retain and attract customers, including the level of demand for our products and services, the level of customer spending for information technology, the level of competition from internal customer solutions and from other vendors, the quality of our customer service, our ability to update our products and develop new products and services needed by customers, and our ability to integrate and manage acquired businesses. Our services revenue, which has been largely recurring in nature, comes from the sale of our products and services under fixed-term contracts. We do not have a unilateral right to extend these contracts when they expire. If customers cancel or refuse to renew their contracts, or if customers reduce the usage levels or asset values under their contracts, there could be a material adverse effect on our business and financial results.

In Availability Services, customer retention risks have been amplified by recent acquisitions and other factors. Compared to our historical availability services customer base, the customer bases acquired in 2001 and 2002 had shorter average remaining contract terms. Consequently, there has been a significant increase in the amount and percentage of annual availability services revenue subject to renewal. As we have been seeking to renew shorter-term availability services contracts, we often have been agreeing to lower monthly fees in exchange for longer contract commitments, which has been having a negative impact on revenue and revenue growth rates in this segment.

If We Fail to Retain Key Employees, Our Business May Be Harmed.

Our success depends on the skill, experience and dedication of our employees. If we are unable to retain and attract sufficiently experienced and capable personnel, especially in product development, sales and management, our business and financial results may suffer. For example, if we are unable to retain and attract a sufficient number of skilled technical personnel, our ability to develop high quality products and provide high quality customer service may be impaired. Experienced and capable personnel in the technology industry remain in high demand, and there is continual competition for their talents. When talented employees leave, we may have difficulty replacing them, and our business may suffer. There can be no assurance that we will be able to successfully retain and attract the personnel that we need.

If We Are Unable to Protect Our Proprietary Technologies and Defend Infringement Claims, We Could Lose Our Competitive Advantage and Our Business Could Be Adversely Affected.

Our success depends in part on our ability to protect our proprietary products and services and to defend against infringement claims. If we are unable to do so, our business and financial results may suffer. To protect our proprietary technology, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. Despite our efforts to protect the proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology. It also is possible that others will develop and market similar or better technology to compete with us. Furthermore, existing patent and copyright laws may afford only limited protection, and the laws of certain countries do not protect proprietary technology as well as United States law. For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use. If any of these events happens, there could be a material adverse effect on the value of our proprietary technology and on our business and financial results. In addition, litigation may be necessary to protect our proprietary technology. This type of litigation is often costly and time-consuming, with no assurance of success.

The legal framework for software and business method patents is rapidly evolving, and it is possible that others may patent technology similar to ours and may assert infringement claims against us. These claims may be difficult and costly to defend and may lead to unfavorable judgments or settlements, which could have a material adverse effect on our business and financial results. For these reasons, we may find it difficult or costly to add or retain important features in our products and services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference to the section entitled MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our 2003 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, supplementary data and related documents included in this Report on Form 10-K are listed in Item 15(a), Part IV, of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)  Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2004 Proxy Statement entitled REPORT OF THE AUDIT COMMITTEE, REPORT OF THE COMPENSATION COMMITTEE and PERFORMANCE GRAPH shall not be deemed to be “filed” as part of this Report.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors is incorporated by reference to our 2004 Proxy Statement including but not necessarily limited to the section of our Proxy Statement entitled ELECTION OF DIRECTORS. Information concerning our executive officers who are not also nominees for director is included in Item 4.1, Part I, of this Report on Form 10-K.

We adopted a Business Conduct and Compliance Program that is applicable to our employees, including the Chief Executive Officer, Chief Financial Officer and Controller and directors. The Business Conduct and Compliance Program is available on our website at www.sungard.com/investors. Stockholders may request a free copy of our Business Conduct and Compliance Program from:

SunGard Data Systems Inc.

Investor Relations

680 East Swedesford Road

Wayne, PA 19087

If we make any substantive amendments to the Business Conduct and Compliance Program which apply to our Chief Executive Officer, Chief Financial Officer or Controller or grant any waiver, including any implicit waiver, from a provision of the Business Conduct and Compliance Program to our directors or executive officers, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

We have adopted corporate governance guidelines and committee charters for our audit committee, compensation committee, nominating and corporate governance committee, data center oversight committee and executive committee. Our corporate governance guidelines and committee charters are available on our website at www.sungard.com/investors. Stockholders may request a free copy of our committee charters and corporate governance guidelines from the address set forth above.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to our 2004 Proxy Statement including but not necessarily limited to the section entitled EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2004 Proxy Statement including but not necessarily limited to the section entitled BENEFICIAL OWNERSHIP OF COMMON STOCK. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2004 Proxy Statement including but not necessarily limited to the section entitled EQUITY COMPENSATION PLAN INFORMATION.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to our 2004 Proxy Statement including but not necessarily limited to the sections entitled EXECUTIVE COMPENSATION, BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to our 2004 Proxy Statement including but not necessarily limited to the sections of our proxy statement entitled RATIFICATION OF SELECTION OF INDEPENDENT AUDITOR AND AUDITOR’S FEES.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

The following financial statements of ours, supplementary data and related documents are incorporated by reference to our 2003 Annual Report to Stockholders (included in Exhibit 13.1 to this Report on Form 10-K):

Report of Independent Auditors on Consolidated Financial Statements, dated February 12, 2004.

Consolidated Statements of Income for each of the years ended December 31, 2003, 2002 and 2001.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for each of the years ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Stockholders’ Equity for each of the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Quarterly Financial Information (unaudited).

(a)(2)    FINANCIAL STATEMENT SCHEDULES

None.

(a)(3)    EXHIBITS

The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 26 of this Report. Exhibits 10.15 through 10.31 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

(b)    REPORTS ON FORM 8-K

On October 23, 2003, we filed a Current Report on Form 8-K relating to the results of our third fiscal quarter ended September 30, 2003. We furnished under Item 12 of Form 8-K the press release announcing our financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: March 12, 2004	By:	s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

s/ CRISTÓBAL CONDE	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2004
Cristóbal Conde

s/ MICHAEL J. RUANE Michael J. Ruane	Chief Financial Officer and Senior Vice President-Finance (principal financial officer)	March 12, 2004

s/ ANDREW P. BRONSTEIN	Vice President and Controller (principal accounting officer)	March 12, 2004
Andrew P. Bronstein

s/ GREGORY S. BENTLEY	Director	March 12, 2004
Gregory S. Bentley

s/ MICHAEL C. BROOKS	Director	March 12, 2004
Michael C. Brooks

s/ RAMON DE OLIVEIRA	Director	March 12, 2004
Ramon de Oliveira

s/ HENRY C. DUQUES	Director	March 12, 2004
Henry C. Duques

s/ ALBERT A. EISENSTAT	Director	March 12, 2004
Albert A. Eisenstat

s/ BERNARD GOLDSTEIN	Director	March 12, 2004
Bernard Goldstein

s/ JANET BRUTSCHEA HAUGEN	Director	March 12, 2004
Janet Brutschea Haugen

s/ JAMES L. MANN	Chairman of the Board of Directors	March 12, 2004
James L. Mann

s/ MALCOLM I. RUDDOCK	Director	March 12, 2004
Malcolm I. Ruddock

LIST OF EXHIBITS

Number	Document
3.1	Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

3.2	Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 1-12989)).

4.1	Specimen Common Stock Certificate of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Registration Statement on Form S-1 and Amendments No. 1, No. 2 and No. 3 thereto (Registration No. 33-3181)).

4.2	Rights Agreement dated as of July 18, 2000 between SunGard and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated July 18, 2000 and filed on July 21, 2000.)

4.3	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (filed with this Report).

10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

Number	Document
10.8	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.9	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.10	Amendment to 760 Washington Lease, dated May 16, 2003 (filed with this Report).

10.11	November 1987 Lease between Hartz Mountain Development Corp. and SunGard (as successor to Comdisco Disaster Recovery Services, Inc.) (“North Bergen Lease”); December 1987 Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; April 1988 Second Amendment of Lease by and between Hartz Mountain Development Corp. and Comdisco Disaster Recovery Services, Inc.; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 5851 West Side Avenue, North Bergen, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.12	Amendment to North Bergen lease, dated May 30, 2002 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.13	September 2000 Lease between Prologis UK S.A.R.L., Prologis UK VII S.A.R.L. and Guardian iT plc relating to SunGard’s facility at Green Lane Hounslow, England (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.14	Five-Year Credit Agreement dated as of January 9, 2004 among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Wachovia Bank, N.A., as Syndication Agent, and ABN Amro Bank, N.V., Bank of America, N.A. and Citibank, N.A., as Co-Documentation Agents (filed with this Report).

10.15(1)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-12989)).

10.16(1)	SunGard’s 1986 Stock Option Plan, Amendments thereto, dated January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232)).

Number	Document
10.17(1)	SunGard’s Restricted Stock Award Plan for Outside Directors (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232)).

10.18(1)	Amendment No. 1 to SunGard’s Restricted Stock Award Plan for Outside Directors. (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.19(1)	Amendment No. 2 to SunGard’s Restricted Stock Award Plan for Outside Directors (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.20(1)	SunGard’s 1994 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-14232)).

10.21(1)	Amendment No. 1 to SunGard’s 1994 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.22(1)	SunGard’s 1996 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.23(1)	The United Kingdom Addendum to SunGard’s 1996 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.24(1)	Amendment No. 1 to SunGard’s 1996 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.25(1)	SunGard’s 1998 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.26(1)	SunGard’s 2000 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.27(1)	SunGard’s 2002 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.28(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.29(1)	Summary Description of SunGard’s Long-Term Executive Incentive Compensation Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.30(1)	Summary Description of SunGard’s Outside Director Stock in Lieu of Cash Fees Program (filed with this Report).

Number	Document
10.31(1)	Form of Indemnification Agreement entered into by SunGard with its directors and officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).

10.32	Registration Rights Agreement dated January 15, 2004 between SunGard and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (filed with this Report).

13.1	Portions of SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2003 expressly incorporated herein by reference (filed with this Report).

13.2	Description of Business Areas as appears in SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2003 expressly incorporated herein by reference (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Independent Auditors regarding SunGard’s consolidated financial statements (filed with this Report).

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

(1)	Management contract or compensatory plan or arrangement.

INDEX OF EXHIBITS FILED WITH THIS REPORT

Number		Document

4.3		Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee.

10.10		Amendment to 760 Washington Lease dated May 16, 2003.

10.14		Five-Year Credit Agreement dated as of January 9, 2004 among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Wachovia Bank, N.A., as Syndication Agent, and ABN Amro Bank, N.V., Bank of America, N.A. and Citibank, N.A., as Co-Documentation Agents.

10.30	(1)	Summary Description of SunGard’s Outside Director Stock in Lieu of Cash Fees Program.

10.32		Registration Rights Agreement dated January 15, 2004 between SunGard and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers.

13.1		Portions of SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2003 expressly incorporated herein by reference.

13.2		Description of Business Areas as appears in SunGard’s Annual Report to Stockholders for the fiscal year ended December 31, 2003 expressly incorporated herein by reference.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Auditors regarding SunGard’s consolidated financial statements.

31.1		Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement.