Form 10-Q
period 2004-03-31
SUNGARD DATA SYSTEMS INC
filed 2004-05-07
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

There were 290,117,141 shares of the registrant’s common stock, par value $.01 per share, outstanding at March 31, 2004.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except per-share amounts)

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Current:
Cash and equivalents	$431,400	$478,941
Trade receivables, less allowance for doubtful accounts of $63,318 and $45,785	583,189	560,898
Earned but unbilled receivables	112,220	62,194
Prepaid expenses and other current assets	115,937	95,495
Clearing broker assets	251,823	126,250
Deferred income taxes	56,187	39,514

Total current assets	1,550,756	1,363,292

Property and equipment, less accumulated depreciation of $785,242 and $744,264	593,290	562,325
Software products, less accumulated amortization of $354,496 and $335,175	348,107	220,091
Customer base, less accumulated amortization of $168,327 and $156,318	578,484	398,765
Other tangible and intangible assets, less accumulated amortization of $22,335 and $20,562	68,594	72,166
Deferred income taxes	—	29,070
Goodwill	1,862,980	1,354,398

Total Assets	$5,002,211	$4,000,107

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$17,805	$12,943
Accounts payable	49,946	51,111
Accrued compensation and benefits	132,056	149,147
Other accrued expenses	261,280	195,828
Clearing broker liabilities	250,516	120,357
Deferred revenue	596,777	517,999

Total current liabilities	1,308,380	1,047,385

Long-term debt	722,590	186,854
Deferred income taxes	76,804	—

Total liabilities	2,107,774	1,234,239

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 290,117 and 288,536 shares issued	2,901	2,885
Capital in excess of par value	914,942	886,651
Restricted stock plans	(1,799)	(2,002)
Retained earnings	1,852,611	1,766,990
Accumulated other comprehensive income	125,782	111,344

Total stockholders’ equity	2,894,437	2,765,868

Total Liabilities and Stockholders’ Equity	$5,002,211	$4,000,107

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Services	$759,474	$620,235
License and resale fees	55,764	36,713

Total products and services	815,238	656,948
Reimbursed expenses	25,411	17,613

	840,649	674,561

Costs and expenses:
Cost of sales and direct operating	391,066	303,410
Sales, marketing and administration	163,644	129,466
Product development	58,924	42,046
Depreciation and amortization	53,357	56,228
Amortization of acquisition-related intangible assets	26,782	17,235

	693,773	548,385

Income from operations	146,876	126,176
Interest income	1,842	1,276
Interest expense	(7,194)	(1,768)

Income before income taxes	141,524	125,684
Income taxes	55,902	49,645

Net income	$85,622	$76,039

Basic net income per common share	$0.30	$0.27

Shares used to compute basic net income per common share	289,156	283,933

Diluted net income per common share	$0.29	$0.26

Shares used to compute diluted net income per common share	296,542	288,381

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flow from operations:
Net income	$85,622	$76,039
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	80,139	73,463
Other noncash credits	(3,574)	(3,885)
Deferred income tax provision	9,722	8,119
Accounts receivable and other current assets	52,238	34,946
Accounts payable and accrued expenses	(42,958)	(23,403)
Clearing broker assets and liabilities, net	4,609	(220)
Deferred revenues	(7,662)	1,066

Cash flow from operations	178,136	166,125

Financing activities:
Cash received from stock option and award plans	22,509	9,534
Cash received from borrowings, net of fees	590,947	—
Cash used to repay debt	(68,825)	(5,422)

Cash provided by financing activities	544,631	4,112

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(716,852)	(185,705)
Cash paid for property and equipment	(45,206)	(52,239)
Cash paid for software and other assets	(8,250)	(6,739)

Cash used in investment activities	(770,308)	(244,683)

Decrease in cash and equivalents	(47,541)	(74,446)
Beginning cash and equivalents	478,941	439,735

Ending cash and equivalents	$431,400	$365,289

Supplemental information:
Acquired businesses:
Property and equipment	$28,667	$5,226
Software products	138,694	53,637
Customer base	189,225	37,669
Goodwill	495,400	133,105
Other tangible and intangible assets	5,233	16,039
Deferred income taxes	(78,885)	(25,195)
Purchase price obligations and debt assumed	(18,926)	(3,741)
Net current liabilities assumed	(42,556)	(31,035)

Cash paid for acquired businesses, net of cash acquired of $146,470 and $32,608, respectively	$716,852	$185,705

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. has three segments: Investment Support Systems (ISS), Availability Services (AS) and Higher Education and Public Sector Systems (HE/PS). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Acquisitions:

The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. During the three months ended March 31, 2004, the Company completed three acquisitions in its ISS segment and two acquisitions in its HE/PS segment. Gross cash paid was $849 million, subject to certain adjustments, and there was $482 million of goodwill recorded in connection with these acquisitions, including the acquisition of Systems & Computer Technology Corporation (SCT) on February 12, 2004 for approximately $574 million in cash. SCT is part of the HE/PS segment.

The following table lists the businesses the Company acquired since January 1, 2004:

Acquired Company/Business	Date Acquired	Description

FAME Information Services, Inc.	01/22/04	Historical market and reference data, and data management technology.

Systems & Computer Technology Corporation	02/12/04	Global technology solutions for higher education.

Collegis, Inc.	03/04/04	Outsourced IT solutions for higher education.

Real Time Financial Management Limited	03/05/04	Global bond and equity trading system.

Derivatech Risk Solutions, Inc.	03/17/04	Foreign exchange derivative trading software solutions.

At March 31, 2004, the purchase-price allocations to the assets acquired and liabilities assumed for all acquisitions completed during the first quarter of 2004 are preliminary and subject to finalization of independent appraisals of acquired software and customer base, deferred income taxes and facility integration plans. The preliminary purchase-price allocation for the SCT acquisition follows (in thousands):

March 31, 2004
Property and equipment	$24,460
Software products	113,370
Customer base	120,700
Goodwill	294,551
Other tangible and intangible assets	977
Deferred income taxes	(65,757)
Purchase price obligations and debt assumed	(16,044)
Net current liabilities assumed	(21,702)

Cash paid, net of cash acquired of $123,604	$450,555

In connection with nine previously acquired businesses, up to $196 million could be paid as additional consideration over the next three years depending on the future operating results of those businesses. The amount paid, if any, is recorded as additional goodwill at the time the actual performance is known and the amounts become due. During each of the three months ended March 31, 2004 and 2003, the Company paid approximately $15 million as additional consideration based upon the operating performance of a business previously acquired.

Changes in goodwill by segment during the three months ended March 31, 2004 follow (in thousands):

	ISS	AS	HE/PS	Total
Balances at December 31, 2003	$627,903	$618,148	$108,347	$1,354,398
2004 acquisitions	53,990	—	427,734	481,724
Adjustments to previous acquisitions	209	(1,533)	—	(1,324)
Payment of contingent purchase price	15,000	—	—	15,000
Effect of foreign currency translation	2,477	10,705	—	13,182

Balances at March 31, 2004	$699,579	$627,320	$536,081	$1,862,980

Because of the acquisitions completed in the first quarter of 2004, the estimated amortization expense for each of the years 2004 to 2008 contained in Footnote 1 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 has been updated. In addition, because these allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to be updated as the allocations are finalized. Based on amounts recorded at March 31, 2004, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2004	$116,927
2005	109,054
2006	102,610
2007	92,434
2008	79,496

PRO FORMA FINANCIAL INFORMATION:

The following unaudited pro forma results of operations (in thousands, except per-share amounts) assume that the acquisitions of FAME, SCT, Collegis, Andover Brokerage, LLC (Assent), H.T.E. Inc., Caminus Corporation and Sherwood International plc occurred on January 1, 2003 and were included in the Company’s results from that date.

	Three Months Ended March 31,
	2004	2003
Revenue	$888,670	$830,052
Net income	86,850	56,859
Diluted net income per common share, as reported	0.29	0.26
Pro forma diluted net income per common share	0.29	0.20

This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

3. Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. As required by Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), the following supplemental information is provided for each of the three months ended March 31 (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported (including stock-based employee compensation costs, net of tax, of $122 and $128, respectively)	$85,622	$76,039
Additional stock-based employee compensation costs under SFAS 123, net of tax	(13,963)	(13,622)

Pro forma net income	$71,659	$62,417

Pro forma net income per common share:
Basic	$0.25	$0.22

Diluted	$0.24	$0.22

The fair value of the options granted using the Black-Scholes pricing model and the related assumptions follow:

	2004	2003
Weighted-average fair value on date of grant	$16.19	$11.54
Ratio of weighted-average fair value to weighted-average market value on date of grant	58%	60%
Assumptions used to calculate fair value:
Volatility	49%	52%
Risk-free interest rate	3.0%	3.1%
Expected term (1)	6 years	6 years
Dividends	zero	zero

(1)	Nine and one-half years for unvested performance accelerated stock options.

This pro forma disclosure is not necessarily indicative of what the impact would be of applying SFAS 123 in future years.

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in thousands):

	March 31, 2004	December 31, 2003
Segregated customer cash and treasury bills	$39,435	$52,531
Customer securities	20,063	7,826
Securities borrowed	164,656	52,187
Receivables from customers and other	27,669	13,706

Clearing broker assets	$251,823	$126,250

Payables to customers	$64,051	$67,208
Securities loaned	161,735	38,824
Customer securities sold short, not yet purchased	16,123	6,919
Other	8,607	7,406

Clearing broker liabilities	$250,516	$120,357

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Customer securities consist of trading and investment securities at fair market values. Securities borrowed and loaned represent deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

5. Shares Used in Computing Net Income per Common Share:

The computation of shares used in computing basic and diluted net income per common share follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Weighted-average common shares outstanding used for calculation of basic net income per common share	289,156	283,933
Dilutive effect of employee stock options	7,386	4,448

Total shares used for calculation of diluted net income per common share	296,542	288,381

During the three months ended March 31, 2004 and 2003, there were approximately 6.0 million and 19.5 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods. The range of exercise prices for out-of-the-money options for the three months ended March 31, 2004 is $28.85 to $32.81 per share.

In February 2004, the Company announced a five million share repurchase program to provide shares for the Company’s employee stock purchase and stock option programs. No shares have been repurchased under the program which expires in February 2005.

6. Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$85,622	$76,039
Foreign currency translation gains (losses)	14,438	(2,948)

Comprehensive income	$100,060	$73,091

7. Segment Information:

The Company has three segments: ISS, AS and HE/PS. The operating results for each of the segments follow (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
Investment support systems	$455,373	$352,185
Availability services	297,146	288,296
Higher education and public sector systems	88,130	34,080

	$840,649	$674,561

Income from operations:
Investment support systems	$64,411	$67,179
Availability services	83,074	66,091
Higher education and public sector systems	12,228	3,622
Corporate administration	(12,837)	(10,716)

	$146,876	$126,176

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2003 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Income, the relative percentage that those amounts represent to total revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Three Months Ended March 31,				Percent Increase (Decrease)
	(in millions)		Percent of Revenue
	2004	2003	2004	2003	2004 vs. 2003
Revenue
Investment support systems	$455.4	$352.2	54%	52%	29%
Availability services	297.1	288.3	35%	43%	3%
Higher education and public sector systems	88.1	34.1	10%	5%	158%

	$840.6	$674.6	100%	100%	25%

Costs and Expenses
Cost of sales and direct operating	$391.1	$303.4	47%	45%	29%
Sales, marketing and administration	163.6	129.5	19%	19%	26%
Product development	58.9	42.0	7%	6%	40%
Depreciation and amortization	53.4	56.2	6%	8%	(5)%
Amortization of acquisition- related intangible assets	26.8	17.3	3%	3%	55%

	$693.8	$548.4	83%	81%	27%

Operating Income
Investment support systems (1)	$64.4	$67.2	14%	19%	(4)%
Availability services (1)	83.1	66.1	28%	23%	26%
Higher education and public sector systems (1)	12.2	3.6	14%	11%	239%
Corporate administration	(12.8)	(10.7)	(2)%	(2)%	20%

	$146.9	$126.2	17%	19%	16%

(1)	Percent of revenue is calculated as a percent of revenues from ISS, AS and HE/PS, respectively.

RESULTS OF OPERATIONS, CONTINUED:

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Three Months Ended March 31,				Percent Increase (Decrease)
	(in millions)		Percent of Revenue
	2004	2003	2004	2003	2004 vs. 2003
Investment Support Systems
Services	$400.0	$311.9	48%	46%	28%
License and resale fees	33.5	31.4	4%	5%	7%

Total products and services	433.5	343.3	52%	51%	26%
Reimbursed expenses	21.9	8.9	3%	1%	146%

	$455.4	$352.2	54%	52%	29%

Availability Services
Services	$287.7	$285.5	34%	42%	1%
License and resale fees	7.9	1.8	1%	—	339%

Total products and services	295.6	287.3	35%	43%	3%
Reimbursed expenses	1.5	1.0	—	—	50%

	$297.1	$288.3	35%	43%	3%

Higher Education and Public Sector Systems
Services	$71.8	$22.9	9%	3%	214%
License and resale fees	14.3	3.5	2%	1%	309%

Total products and services	86.1	26.4	10%	4%	226%
Reimbursed expenses	2.0	7.7	—	1%	(74)%

	$88.1	$34.1	10%	5%	158%

Total Revenue
Services	$759.5	$620.3	90%	92%	22%
License and resale fees	55.7	36.7	7%	5%	52%

Total products and services	815.2	657.0	97%	97%	24%
Reimbursed expenses	25.4	17.6	3%	3%	44%

	$840.6	$674.6	100%	100%	25%

INCOME FROM OPERATIONS:

Overall results for the three months ended March 31, 2004 were consistent with our expectations. Our total operating margin declined to 17% from 19% in 2003 due to the lower margins associated with acquired businesses offset in part by improvement in the AS margin. We expect that our total operating margin in 2004 will be slightly lower than our 2003 full-year margin of 21%. For this purpose, we assumed a continuation of the current demand environment for our products and services. In addition, because the timing and magnitude of merger costs are unpredictable, we assumed no merger-related items in 2004.

Investment Support Systems:

The ISS operating margin was 14% and 19% for the three months ended March 31, 2004 and 2003, respectively. The ISS margin declined due primarily to the margins of acquired businesses, which are typically lower at the outset and improve over a number of years. In particular, an operating loss of one acquired company accounted for most of the margin decline from acquired businesses. With ECN revenue growing faster than other ISS revenue, the structurally-lower margin of the BRUT ECN business (Brut) compared to other ISS businesses also compressed the margin.

Availability Services:

The AS operating margin was 28% and 23% for the three months ended March 31, 2004 and 2003, respectively. The higher margin in 2004 was due primarily to lower depreciation expense because certain short-lived assets acquired in 2001 are fully depreciated, and a decrease in commission expense resulting from lower new sales.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 14% and 11% for the three months ended March 31, 2004 and 2003, respectively. The higher margin in 2004 was due primarily to acquired businesses.

REVENUE:

Total revenue increased $166 million for the three months ended March 31, 2004 compared to the first quarter of 2003. Revenue of businesses owned for at least 12 months (internal revenue) increased approximately 6% in 2004 compared to flat internal revenue in the first quarter of 2003. The increase in internal revenue was due primarily to growth in Brut. Currency fluctuation had a positive impact of approximately 2% on 2004 internal revenue.

For the three months ended March 31, 2004, services revenue increased to $760 million from $620 million, representing approximately 90% of total revenue in each period. The increase was due primarily to the impact of acquired businesses and to growth in Brut.

Professional services revenue was $112 million and $80 million for the three months ended March 31, 2004 and 2003, respectively. The increase was due to acquired businesses and was offset in part by a $5 million decrease in internal revenue across the Company, especially in benefit, insurance and investor accounting systems.

Revenue from license and resale fees was $56 million and $37 million for the three months ended March 31, 2004 and 2003, respectively, and included software license revenue of $43 million and $32 million, respectively. The increase in software license revenue was due to acquired businesses.

Investment Support Systems:

ISS revenue increased $103 million in 2004. ISS internal revenue increased approximately 9% in 2004 compared to a decrease of approximately 4% in the first quarter of 2003. The increase in the rate of ISS internal revenue growth for the first quarter of 2004 was due primarily to growth in Brut.

For the three months ended March 31, 2004, ISS services revenue increased $88 million and ISS license and resale fees increased $2 million. The increase in services revenue was due primarily to acquired businesses and to growth in Brut, offset in part by a $3 million decline in ISS internal revenue from professional services. We believe that improvement in internal professional services revenue will depend, in part, on an improving economy, but will lag an increase in new contract signings. The increase in license and resale fees was due primarily to acquired businesses.

Reimbursed expenses revenue increased $13 million for the three months ended March 31, 2004 compared to the corresponding period in 2003 due to growth in Brut and the inclusion, effective January 1, 2004, of our output solutions business in ISS.

Availability Services:

AS revenue, which is all internal, increased $9 million, or 3%, for the three months ended March 31, 2004 compared to an internal revenue increase of approximately 5% for the three months ended March 31, 2003. The primary factors for the lower internal revenue growth were the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors continue to have on prices. Among our largest customers, there is a trend toward dedicated solutions rather than traditional recovery solutions. The primary reason for this trend is that dedicated solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers choose dedicated solutions provided by us in order to take advantage of our business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, choose in-house dedicated solutions, which often are facilitated by both ongoing technological advances and by excess data center capacity. When an existing customer moves from a traditional shared SunGard solution to a dedicated SunGard solution, there is a positive impact on AS revenue, but usually at a lower margin. Although we cannot predict the exact mix of customer decisions that will result from the trend toward dedicated solutions, we expect that this trend will continue to create pressure on our AS internal revenue growth rate. We believe that future increases in AS internal revenue will depend, in part, on an improving economy, but will lag an increase in IT capital spending.

Higher Education and Public Sector Systems:

Revenue from HE/PS increased $54 million for the three months ended March 31, 2004 compared to the corresponding period in 2003. The increase was due to acquisitions.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenue for the three months ended March 31, 2004 increased to 83% from 81% in 2003, due to the impact of the lower margins of acquired businesses and the structurally-lower margin of Brut.

Cost of sales and direct operating expenses increased as a percentage of total revenue to 47% for the three months ended March 31, 2004 compared to 45% for the comparable period in 2003. The increase was due to acquired businesses and the structurally higher cost of sales of Brut.

Sales, marketing and administration expenses were consistent as a percentage of total revenue at 19% for the three months ended March 31, 2004 and 2003. The increase in sales, marketing and administration expenses of $34 million was due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to look at product development expenses as a percentage of revenue from ISS and HE/PS. For the three months ended March 31, 2004 and 2003, product development costs were 10% and 11% of revenue from ISS and HE/PS, respectively. Capitalized development costs, amortization of previously capitalized development costs, (which is included in depreciation and amortization) and net capitalized development costs in each of the three-month periods follow (in millions):

	Three Months Ended March 31,
	2004	2003
Capitalized development costs	$3.7	$2.7
Amortization of previously capitalized development costs	2.8	1.8

Net capitalized development costs	$0.9	$0.9

Depreciation and amortization declined to 6% of total revenue for the three months ended March 31, 2004 compared to 8% for the comparable period in 2003. Total depreciation and amortization decreased $3 million for the three months ended March 31, 2004 because certain short-lived AS assets acquired in 2001 are fully depreciated.

Amortization of acquisition-related intangible assets was 3% of total revenue in 2004, unchanged from the corresponding period in 2003. Amortization of acquisition-related intangible assets increased $10 million to $27 million ($0.05 per diluted share compared to $0.04 per diluted share in 2003) due to recently acquired businesses.

Interest income for the three months ended March 31, 2004 and 2003 was $2 million and $1 million, respectively. The increase was due primarily to interest earned on higher average invested balances. Interest expense for the three months ended March 31, 2004 and 2003 was $7 million and $2 million, respectively. The increase was due to the $500 million increase in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2004, cash and equivalents were $431 million, a decrease of $48 million from December 31, 2003. Cash flow from operations was $178 million, an increase of $12 million compared with the three months ended March 31, 2003. The increase in earned but unbilled receivables from December 31, 2003 was due primarily to acquired HE/PS businesses, and included a portion of SCT’s annual maintenance contracts which are billed a year in arrears. Clearing broker assets and liabilities increased $126 million and $131 million, respectively, since December 31, 2003, due to increased activity at quarter-end in securities borrowed and loaned.

At March 31, 2004, we had $18 million of short-term debt and $723 million of long-term debt, while stockholders’ equity exceeded $2.9 billion. On January 15, 2004, we borrowed $500 million by issuing senior unsecured notes. For the three months ended March 31, 2004, we spent $717 million (net of cash acquired) on acquisitions and $53 million on capital expenditures. Capital spending in 2004 could total approximately $250 million due primarily to expansion of certain AS facilities and technology upgrades company wide.

In addition to our short- and long-term debt, our remaining commitments consist primarily of operating leases for computer equipment and facilities; purchase obligations, consisting of the minimum outstanding obligations under noncancelable commitments to purchase goods or services; and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. Contingent purchase price obligations cannot exceed $196 million and could be paid over the next three years. The maximum amount payable within the next twelve months is $82 million, of which we currently expect to pay $10 million. We also have outstanding letters of credit and bid bonds that total approximately $33 million.

We announced in February 2004 a five million share repurchase program to provide shares for our employee stock purchase and stock option programs. At March 31, 2004, we had not repurchased any shares under this program which expires in February of 2005. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet arrangements, other than operating leases.

We expect that our existing cash resources and cash generated from operations will be sufficient to meet our operating requirements, debt repayments, contingent acquisition payments, and ordinary capital spending needs for the foreseeable future. We have a $600 million revolving credit facility, of which $390 million is available at March 31, 2004. We believe that we have the capacity to secure additional credit or issue equity to finance additional capital needs.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2004, the FASB issued an exposure document entitled “Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards)”. The Proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense. The Proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the Proposed Statement is not permitted.

CERTAIN RISKS AND UNCERTAINTIES:

Certain of the matters we discuss in this Form 10-Q, including our expected margins, revenue and spending and all other statements in this Form 10-Q other than historical facts, constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenue, and including the fact that the economic slowdown has left many companies with excess data center capacity that provides them with the capability for in-house dedicated solutions; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms, and including the market and credit risks associated with clearing broker operations; the integration of acquired businesses, the performance of acquired businesses including Systems & Computer Technology Corporation, acquired on February 12, 2004, and the prospects for future acquisitions; the effect of war, terrorism or catastrophic events; the timing and magnitude of software sales; the timing and scope of technological advances; the ability to retain and attract customers and key personnel; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2003, a copy of which may be obtained from us without charge. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We have rarely used derivative financial instruments to manage risk exposures and have never used derivative financial instruments for trading or speculative purposes. Our available cash is invested in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. When necessary, we borrow to fund acquisitions. We do not believe that we have a material exposure to interest rates changes. Based on borrowings under our credit facility of $210 million at March 31, 2004, a 1% change in the borrowing rate would increase annual interest expense related to the credit facility by $2.1 million. A downgrade in our credit rating would result in an increase in our interest rate under our credit facility of up to 0.75%, while an upgrade in our credit rating would result in a decrease in our interest rate of 0.25%.

Item 4. CONTROLS AND PROCEDURES:

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES:

(e)	The following table sets forth information regarding purchases made by us of shares of our common stock during the three months ended March 31, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2004 through
January 31, 2004	—	—	—	5,000,000
February 1, 2004 through
February 28, 2004	—	—	—	5,000,000
March 1, 2004 through
March 31, 2004	—	—	—	5,000,000

Total	—	—	—

(1)	On February 26, 2004, we announced that our Board of Directors authorized us to repurchase five million shares of our common stock (“2004 Repurchase Program”). The terms of the 2004 Repurchase Program provide that we may repurchase shares of our common stock from time to time in the open market at the discretion of management. Shares purchased under the 2004 Repurchase Program will be used for our employee stock option and purchase plans. As of March 31, 2004, no shares have been repurchased under the 2004 Repurchase Program. Unless earlier terminated by our Board of Directors, the 2004 Repurchase Program will expire on February 24, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

ITEM 5. OTHER INFORMATION: None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits:

10.1 – Amendment, dated as of February 25, 2004, to Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002.

12.1 – Ratio of Earnings to Fixed Charges.

31.1 – Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 12, 2004, we filed a Current Report on Form 8-K relating to the announcement of our private offering of senior notes. We furnished under Item 9 of Form 8-K the press release announcing the private offering of senior notes.

On February 13, 2004, we filed a Current Report on Form 8-K relating to the results of our year ended December 31, 2003. We furnished under Item 12 of Form 8-K the press release announcing our financial results for the year ended December 31, 2003.

On February 17, 2004, we filed a Current Report on Form 8-K reporting our acquisition of Systems & Computer Technology Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: May 7, 2004	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1	Amendment, dated as of February 25, 2004, to Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.