Form 10-Q
period 2004-06-30
SUNGARD DATA SYSTEMS INC
filed 2004-08-06
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

There were 288,396,605 shares of the registrant’s common stock, par value $.01 per share, outstanding at June 30, 2004.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except per-share amounts)

	June 30, 2004 (unaudited)	December 31, 2003
Assets
Current:
Cash and equivalents	$312,058	$478,941
Trade receivables, less allowance for doubtful accounts of $55,562 and $45,785	591,288	560,898
Earned but unbilled receivables	121,334	62,194
Prepaid expenses and other current assets	119,246	95,495
Assets to be disposed of	115,648	—
Clearing broker assets	178,952	126,250
Deferred income taxes	51,171	39,514

Total current assets	1,489,697	1,363,292

Property and equipment, less accumulated depreciation of $812,968 and $744,264	590,405	562,325
Software products, less accumulated amortization of $373,062 and $335,175	359,139	220,091
Customer base, less accumulated amortization of $180,963 and $156,318	573,660	398,765
Other tangible and intangible assets, less accumulated amortization of $23,919 and $20,562	63,245	72,166
Deferred income taxes	—	29,070
Goodwill	1,796,514	1,354,398

Total Assets	$4,872,660	$4,000,107

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$49,723	$12,943
Accounts payable	47,006	51,111
Accrued compensation and benefits	122,615	149,147
Other accrued expenses	227,827	195,828
Clearing broker liabilities	151,443	120,357
Deferred revenue	598,261	517,999

Total current liabilities	1,196,875	1,047,385

Long-term debt	651,797	186,854
Deferred income taxes	88,651	—

Total liabilities	1,937,323	1,234,239

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 290,897 and 288,536 shares issued	2,909	2,885
Capital in excess of par value	931,820	886,651
Restricted stock plans	(2,093)	(2,002)
Retained earnings	1,955,214	1,766,990
Accumulated other comprehensive income	113,417	111,344

	3,001,267	2,765,868
Treasury stock, at cost, 2,500 and 0 shares	(65,930)	—

Total stockholders’ equity	2,935,337	2,765,868

Total Liabilities and Stockholders’ Equity	$4,872,660	$4,000,107

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Services	$1,564,385	$1,285,878	$804,911	$665,643
License and resale fees	125,434	86,348	69,670	49,635

Total products and services	1,689,819	1,372,226	874,581	715,278
Reimbursed expenses	49,549	36,298	24,138	18,685

	1,739,368	1,408,524	898,719	733,963

Costs and expenses:
Cost of sales and direct operating	806,309	625,187	415,243	321,777
Sales, marketing and administration	322,506	261,332	158,862	131,866
Product development	119,813	91,682	60,889	49,636
Depreciation and amortization	108,010	111,486	54,653	55,258
Amortization of acquisition-related intangible assets	58,426	39,999	31,644	22,764
Merger costs	(424)	1,296	(424)	1,296

	1,414,640	1,130,982	720,867	582,597

Income from operations	324,728	277,542	177,852	151,366
Interest income	3,374	2,912	1,532	1,636
Interest expense	(14,393)	(5,301)	(7,199)	(3,533)

Income before income taxes	313,709	275,153	172,185	149,469
Income taxes	125,484	109,234	69,582	59,589

Net income	$188,225	$165,919	$102,603	$89,880

Basic net income per common share	$0.65	$0.58	$0.35	$0.32

Shares used to compute basic net income per common share	289,129	284,339	289,102	284,744

Diluted net income per common share	$0.64	$0.57	$0.35	$0.31

Shares used to compute diluted net income per common share	296,068	289,572	295,360	290,786

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flow from operations:
Net income	$188,225	$165,919
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	166,436	151,485
Other noncash credits	(10,427)	(10,456)
Deferred income tax provision	20,452	9,092
Accounts receivable and other current assets	38,130	29,195
Accounts payable and accrued expenses	(93,023)	(79,816)
Clearing broker assets and liabilities, net	(21,647)	(3,029)
Deferred revenues	(10,636)	(184)

Cash flow from operations	277,510	262,206

Financing activities:
Cash received from stock option and award plans	37,257	23,358
Cash used to purchase treasury stock	(65,930)	—
Cash received from borrowings, net of fees	590,514	140,484
Cash used to repay debt	(146,794)	(49,384)

Cash provided by financing activities	415,047	114,458

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(749,016)	(328,054)
Cash received from sale of businesses	3,993	—
Cash paid for property and equipment	(97,894)	(97,357)
Cash paid for software and other assets	(16,523)	(11,298)

Cash used in investment activities	(859,440)	(436,709)

Decrease in cash and equivalents	(166,883)	(60,045)
Beginning cash and equivalents	478,941	439,735

Ending cash and equivalents	$312,058	$379,690

Supplemental information:

Acquired businesses:
Property and equipment	$27,291	$8,492
Software products	163,707	95,936
Purchased in-process research and development	—	910
Customer base	201,665	57,206
Goodwill	521,087	278,764
Other tangible and intangible assets	7,914	4,498
Deferred income taxes	(78,606)	(42,779)
Purchase price obligations and debt assumed	(58,086)	(6,696)
Net current liabilities assumed	(35,956)	(68,277)

Cash paid for acquired businesses, net of cash acquired of $148,595 and $57,874, respectively	$749,016	$328,054

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the six and three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Acquisitions and Dispositions:

ACQUISITIONS:

The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. During the six months ended June 30, 2004, the Company completed five acquisitions in its ISS segment and three acquisitions in its HE/PS segment. Gross cash paid was $883 million, subject to certain adjustments, and there was $508 million of goodwill recorded in connection with these acquisitions, including the acquisition of Systems & Computer Technology Corporation (SCT) on February 12, 2004 for approximately $574 million in cash. SCT is part of the HE/PS segment.

The following table lists the businesses the Company acquired since January 1, 2004:

Acquired Company/Business	Date Acquired	Description
FAME Information Services, Inc.	01/22/04	Historical market and reference data, and data management technology.

Systems & Computer Technology Corporation	02/12/04	Global technology solutions for higher education.

Collegis, Inc.	03/04/04	Outsourced IT solutions for higher education.

Real Time Financial Management Limited	03/05/04	Global bond and equity trading systems.

Derivatech Risk Solutions, Inc.	03/17/04	Foreign exchange derivative trading software solutions.

Acquired Company/Business	Date Acquired	Description

SBPA Systems, Inc.	05/10/04	Health claims administration software for third-party administrators and health-insurance companies.

Octigon, LLC	05/13/04	Workflow solutions add-in technology.

Open Software Solutions, Inc.	05/21/04	Public safety and justice software solutions.

At June 30, 2004, the purchase-price allocations to the assets acquired and liabilities assumed for SCT and Open Software Solutions, Inc. (OSSI) are preliminary and subject to finalization of independent appraisals of acquired software and customer base, deferred income taxes and facility integration plans. The preliminary purchase-price allocation for the SCT acquisition follows (in thousands):

June 30, 2004
Property and equipment	$22,803
Software products	113,329
Customer base	120,700
Goodwill	287,658
Other tangible and intangible assets	977
Deferred income taxes	(62,796)
Purchase price obligations and debt assumed	(16,981)
Net current liabilities assumed	(15,135)

Cash paid, net of cash acquired of $123,604	$450,555

In connection with nine previously acquired businesses, up to $195 million could be paid as additional consideration over the next two years depending on the future operating results of those businesses. The amounts paid, if any, are recorded as additional goodwill at the time the actual performance is known and the amounts become due. During each of the six months ended June 30, 2004 and 2003, the Company paid $15 million as additional consideration based upon the operating performance of a business previously acquired.

Changes in goodwill by segment during the six months ended June 30, 2004 follow (in thousands):

	ISS	AS	HE/PS	Total
Balances at December 31, 2003	$627,903	$618,148	$108,347	$1,354,398
2004 acquisitions	58,449	—	449,907	508,356
Adjustments to previous acquisitions	(358)	(1,533)	(379)	(2,270)
Payment of contingent purchase price	15,000	—	—	15,000
Reclassification of Brut goodwill to assets to be disposed of	(85,814)	—	—	(85,814)
Effect of foreign currency translation	934	5,910	—	6,844

Balances at June 30, 2004	$616,114	$622,525	$557,875	$1,796,514

Because of the acquisitions completed in 2004, the estimated amortization expense for each of the years 2004 to 2008 contained in Footnote 1 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 has been updated below. In addition, because these allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to be updated as the allocations are finalized. Based on amounts recorded at June 30, 2004, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2004	$118,628
2005	112,632
2006	106,188
2007	95,372
2008	82,261

DISPOSITIONS:

On May 25, 2004, the Company entered into a definitive agreement for the sale of 100% of the membership interests of Brut LLC, an electronic communications network, to NASDAQ Stock Market, Inc. (NASDAQ) for a total consideration of $190 million of cash. In addition, and conditioned upon completion of the sale, SunGard and NASDAQ will enter into a multiyear agreement for the continued processing of Brut trades by SunGard. The transaction is subject to customary closing conditions and regulatory approval and is expected to close during the third quarter of 2004. The Brut assets and liabilities to be sold are reported in the accompanying Consolidated Balance Sheet at June 30, 2004 in “assets to be disposed of” and “other accrued expenses,” respectively, and are set forth below:

June 30, 2004
Trade receivables, net	$19,309
Property and equipment, net	3,124
Goodwill	85,814
Deferred income taxes	6,318
Other tangible and intangible assets, net	1,083

Assets to be disposed of	$115,648

Accounts payable	$4,345
Accrued compensation and benefits	1,352
Other accrued expenses	6,344
Accumulated other comprehensive income	100

Liabilities to be disposed of	$12,141

During the second quarter of 2004, the Company sold two businesses in its ISS segment for net cash proceeds of $4 million with no material gain or loss on the transactions.

PRO FORMA FINANCIAL INFORMATION:

The following unaudited pro forma results of operations (in thousands, except per-share amounts) assume that the acquisitions of Andover Brokerage, LLC; Caminus Corporation; Collegis, Inc.; FAME Information Services, Inc.; H.T.E., Inc.; OSSI; SCT and Sherwood International plc occurred on January 1, 2003 and were included in the Company’s results from that date.

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenue	$1,794,645	$1,691,881	$900,350	$857,944
Net income	190,165	127,579	102,311	70,356
Diluted net income per common share, as reported	0.64	0.57	0.35	0.31
Pro forma diluted net income per common share	0.64	0.44	0.35	0.24

This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

3. Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. As required by Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), the following supplemental information is provided for each of the six and three months ended June 30 (in thousands, except per-share amounts) :

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported (including stock-based compensation costs, net of tax, of $245, $248, $123 and $119, respectively)	$188,225	$165,919	$102,603	$89,880
Additional stock-based employee compensation costs under SFAS 123, net of tax	(40,278)	(32,533)	(26,315)	(18,911)

Pro forma net income	$147,947	$133,386	$76,288	$70,969

Pro forma net income per common share:
Basic	$0.51	$0.47	$0.26	$0.25

Diluted	$0.50	$0.46	$0.26	$0.24

The fair value of the options granted using the Black-Scholes pricing model and the related assumptions follow:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Weighted-average fair value on date of grant	$15.74	$11.67	$13.74	$12.30
Ratio of weighted-average fair value to weighted-average market value on date of grant	57%	58%	52%	54%
Assumptions used to calculate fair value:
Volatility	49%	53%	49%	53%
Risk-free interest rate	3.2%	3.1%	4.0%	2.85%
Expected term (1)	6 years	6 years	6 years	6 years
Dividends	zero	zero	zero	zero

(1)	Nine and one-half years for unvested performance accelerated stock options.

This pro forma disclosure is not necessarily indicative of what the impact would be of applying SFAS 123 in future years.

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Segregated customer cash and treasury bills	$48,216	$52,531
Customer securities	23,926	7,826
Securities borrowed	76,023	52,187
Receivables from customers and other	30,787	13,706

Clearing broker assets	$178,952	$126,250

Payables to customers	$64,139	$67,208
Securities loaned	57,266	38,824
Customer securities sold short, not yet purchased	20,833	6,919
Other	9,205	7,406

Clearing broker liabilities	$151,443	$120,357

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Customer securities consist of trading and investment securities at fair market values. Securities borrowed and loaned represent deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

5. Shares Used in Computing Net Income per Common Share:

The computation of shares used in computing basic and diluted net income per common share follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding used for calculation of basic net income per common share	289,129	284,339	289,102	284,744
Dilutive effect of employee stock options	6,939	5,233	6,258	6,042

Total shares used for calculation of diluted net income per common share	296,068	289,572	295,360	290,786

During the six months ended June 30, 2004 and 2003, there were approximately 16.5 million and 18.8 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. During the three months ended June 30, 2004 and 2003, there were approximately 18.7 million and 18.0 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods. The range of exercise prices for out-of-the-money options for the six and three month periods ended June 30, 2004 is $27.81 to $32.81 per share and $26.89 to $32.81 per share, respectively.

In February 2004, the Company announced a five million share repurchase program to provide shares for the Company’s employee stock purchase and stock option programs which expires in February 2005. There were 2.5 million shares repurchased under the program in the three month period ended June 30, 2004 for a total cost of $65.9 million.

6. Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income	$188,225	$165,919	$102,603	$89,880
Foreign currency translation gains (losses)	2,173	26,005	(12,265)	28,953

Comprehensive income	$190,398	$191,924	$90,338	$118,833

7. Segment Information:

The Company has three segments: ISS, AS and HE/PS. The operating results for each of the segments follow (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Investment support systems	$919,870	$746,208	$464,497	$394,023
Availability services	590,766	579,196	293,620	290,900
Higher education and public sector systems	228,732	83,120	140,602	49,040

	$1,739,368	$1,408,524	$898,719	$733,963

Income from operations:
Investment support systems	$143,793	$143,296	$79,382	$76,117
Availability services	172,739	147,701	89,665	81,610
Higher education and public sector systems	32,852	9,336	20,624	5,714
Corporate administration	(25,080)	(21,495)	(12,243)	(10,779)
Merger costs	424	(1,296)	424	(1,296)

	$324,728	$277,542	$177,852	$151,366

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

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Income, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

					Percent of Revenue
	Six months ended		Three months ended		Six months ended		Three months ended		Percent Increase (Decrease)
	June 30, (in thousands)		June 30, (in thousands)		June 30,		June 30,		Six months	Three months
	2004	2003	2004	2003	2004	2003	2004	2003	2004 vs. 2003	2004 vs. 2003
Revenue
Investment support systems (ISS)	$919.9	$746.2	$464.5	$394.0	53%	53%	52%	54%	23%	18%
Availability services (AS)	590.8	579.2	293.6	290.9	34	41	33	40	2	1
Higher education and public sector systems (HE/PS)	228.7	83.1	140.6	49.0	13	6	16	7	175	187

	$1,739.4	$1,408.5	$898.7	$733.9	100	100	100	100	23	22

Costs and Expenses
Cost of sales and direct operating	$806.3	$625.2	$415.2	$321.8	46%	44%	46%	44%	29%	29%
Sales, marketing and administration	322.5	261.3	158.9	131.9	19	19	18	18	23	20
Product development	119.8	91.7	60.9	49.6	7	7	7	7	31	23
Depreciation and amortization	108.0	111.5	54.7	55.2	6	8	6	8	(3)	(1)
Amortization of acquisition-related intangible assets	58.4	40.0	31.6	22.8	3	3	4	3	46	39
Merger costs	(0.4)	1.3	(0.4)	1.3	—	—	—	—	n/a	n/a

	$1,414.6	$1,131.0	$720.9	$582.6	81	80	80	79	25	24

Operating Income
Investment support systems (1)	$143.8	$143.3	$79.4	$76.2	16%	19%	17%	19%	—%	4%
Availability services (1)	172.7	147.7	89.7	81.6	29	26	31	28	17	10
Higher education and public sector systems (1)	32.8	9.3	20.6	5.7	14	11	15	12	253	261
Corporate administration	(25.0)	(21.5)	(12.2)	(10.8)	(1)	(2)	(1)	(1)	16	13
Merger costs	0.4	(1.3)	0.4	(1.3)	—	—	—	—	n/a	n/a

	$324.7	$277.5	$177.9	$151.4	19	20	20	21	17	18

(1)	Percent of revenue is calculated as a percent of revenue from ISS, AS and HE/PS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage changes in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Six months ended June 30,				Percent increase (decrease)	Three months ended June 30,				Percent increase (decrease)
	(in thousands)		Percent of revenue			(in thousands)		Percent of revenue
	2004	2003	2004	2003	2004 vs. 2003	2004	2003	2004	2003	2004 vs. 2003
Investment Support Systems
Services	$805.5	$657.1	46%	47%	23%	$405.5	$345.2	45%	47%	17%
License and resale fees	74.2	69.8	4	5	6	40.7	38.4	5	5	6

Total products and services	879.7	726.9	51	52	21	446.2	383.6	50	52	16
Reimbursed expenses	40.2	19.3	2	1	108	18.3	10.4	2	1	76

	$919.9	$746.2	53	53	23	$464.5	$394.0	52	54	18

Availability Services
Services	$574.1	$571.0	33%	41%	1%	$286.4	$285.6	32%	39%	—%
License and resale fees	12.5	6.5	1	—	92	4.5	4.7	1	—	(4)

Total products and services	586.6	577.5	34	41	2	290.9	290.3	32	40	—
Reimbursed expenses	4.2	1.7	—	—	147	2.7	0.6	—	—	350

	$590.8	$579.2	34	41	2	$293.6	$290.9	33	40	1

Higher Education and Public Sector Systems
Services	$184.8	$57.8	11%	4%	220%	$113.0	$34.8	13%	5%	225%
License and resale fees	38.7	10.0	2	1	287	24.4	6.6	3	1	270

Total products and services	223.5	67.8	13	5	230	137.4	41.4	15	6	232
Reimbursed expenses	5.2	15.3	—	1	(66)	3.2	7.7	—	1	(58)

	$228.7	$83.1	13	6	175	$140.6	$49.1	16	7	186

Total Revenue
Services	$1,564.4	$1,285.9	90%	91%	22%	$804.9	$665.6	90%	91%	21%
License and resale fees	125.4	86.3	7	6	45	69.6	49.7	8	7	40

Total products and services	1,689.8	1,372.2	97	97	23	874.5	715.3	97	97	22
Reimbursed expenses	49.6	36.3	3	3	37	24.2	18.7	3	3	29

	$1,739.4	$1,408.5	100	100	23	$898.7	$734.0	100	100	22

Internal revenue is defined as revenue from businesses owned for at least one year. When assessing our financial results, we focus on growth in internal revenue because overall revenue growth is affected by the timing and magnitude of acquisitions. In August 2002, we acquired 80% of Brut LLC (Brut), an electronic communications network (ECN), bringing our total ownership to 100%. Since the first year anniversary of that acquisition in August 2003, revenue from Brut has been classified as internal revenue. Since that time, the increase in internal revenue was primarily due to growth in Brut. Due to the pending sale of Brut to NASDAQ Stock Market, Inc. (see Note 2 of Notes to Consolidated Financial Statements), which is expected to be completed in the third quarter of 2004, we are presenting internal revenue growth with and without Brut for the total Company and for ISS for each of the past six quarters, as follows:

	(unaudited)				(unaudited)
	2003				2004
	Three Months Ended				Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30
With BRUT
Total SunGard	0%	(1)%	0%	2%	6%	3%
Investment support systems	(4)%	(5)%	(1)%	2%	9%	4%

Without BRUT
Total SunGard	0%	(1)%	(5)%	1%	2%	0%
Investment support systems	(4)%	(5)%	(10)%	(1)%	0%	0%

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

INCOME FROM OPERATIONS:

Overall results were consistent with our expectations at the beginning of 2004. Our total operating margin declined to 19% from 20% in 2003 due to the negative impact on margins from acquired ISS businesses offset in part by the positive impact on margins from acquired HE/PS businesses and an improvement in the AS margin. We expect that our 2004 full-year operating margin will approximate our 2003 full-year margin of 21%. For this purpose, we assumed a continuation of the current demand environment for our products and services and an improvement in margins due to the anticipated sale of Brut. In addition, because the timing and magnitude of merger costs are unpredictable, we assumed no further merger-related items in 2004 and we have not taken into account the anticipated gain from the sale of Brut.

Investment Support Systems:

The ISS operating margin was 16% and 19% in 2004 and 2003, respectively. The ISS margin declined due primarily to the margins of acquired businesses, which are typically lower at the outset and improve over a number of years. In addition, with revenue from the Brut ECN growing faster than other ISS revenue, the structurally lower margin of ECNs compared to other ISS businesses also compressed the margin.

Availability Services:

The AS operating margin was 29% and 26% in 2004 and 2003, respectively. The higher margin in

2004 was due primarily to lower depreciation expense because certain short-lived assets acquired in 2001 are fully depreciated, a decrease in commission expense resulting from lower sales, and lower costs associated with certain recovery resources.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 14% and 11% in 2004 and 2003, respectively. The higher margin in 2004 was due primarily to acquired businesses.

REVENUE:

Total revenue increased $331 million in 2004 compared to the same period in 2003. Internal revenue increased approximately 4% in 2004 compared to a decrease of approximately 1% in the same period in 2003. Excluding Brut, internal revenue grew approximately 1% in 2004. Currency fluctuation had a positive impact of approximately 2% on 2004 internal revenue growth.

Services revenue increased to $1.6 billion from $1.3 billion, representing approximately 90% and 91% of total revenue in 2004 and 2003, respectively. The increase in revenue was due primarily to acquired businesses and brokerage and trading systems.

Professional services revenue was $245 million and $174 million in 2004 and 2003, respectively. The increase was due to acquired businesses.

Revenue from license and resale fees was $125 million and $86 million in 2004 and 2003, respectively, and included software license revenue of $94 million and $72 million, respectively. The increase in license and resale fees was due primarily to acquired businesses.

Investment Support Systems:

ISS revenue increased $174 million in 2004. ISS internal revenue increased approximately 6% in 2004 compared to a decrease of approximately 4% in the same period in 2003. Excluding Brut, internal revenue was unchanged in 2004.

ISS services revenue increased $148 million and ISS license and resale fees increased $4 million. The increase in services revenue was due primarily to acquired businesses and brokerage and trading systems. We believe that improvement in internal professional services revenue will depend, in part, on an improved IT spending environment, but will lag an increase in new contract signings. The increase in license and resale fees was due primarily to acquired businesses.

Reimbursed expenses revenue increased $21 million in 2004 compared to the corresponding period in 2003 due to Brut and the inclusion, effective January 1, 2004, of our output solutions business in ISS.

Availability Services:

AS revenue, which is all internal, increased $12 million, or 2%, in 2004 compared to an internal revenue increase of approximately 5% in 2003. The primary factors for the lower internal revenue growth were the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors continue to have on prices. Among our largest customers, there is a trend toward dedicated solutions rather than traditional recovery solutions. The primary reason for this trend is that dedicated solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers choose dedicated solutions provided by us in order to take advantage of our business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, choose to manage these dedicated solutions in-house, often utilizing both ongoing technological advances and their excess data center capacity. When an existing customer augments or replaces a traditional shared SunGard solution with a dedicated SunGard solution, there is a positive impact on AS revenue, but usually at a lower incremental margin. Although we cannot predict the exact mix of customer decisions that will result from the trend toward dedicated solutions, we expect that this trend will continue to create pressure on our AS internal revenue growth rate. We believe that future increases in AS internal revenue will depend, in part, on an improving economy, but will lag an increase in IT capital spending.

Higher Education and Public Sector Systems:

Revenue from HE/PS increased $146 million in 2004 compared to the corresponding period in 2003. HE/PS services revenue increased $127 million and license and resale fees increased $29 million, due to acquired businesses. Reimbursed expenses revenue decreased $10 million in 2004 due to the reclassification, effective January 1, 2004, of our output solutions business from HE/PS to ISS.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses increased as a percentage of total revenue to 46% in 2004 compared to 44% for the comparable period in 2003. The increase was due to acquired businesses and to Brut’s structurally higher cost of sales.

Sales, marketing and administration expenses increased $61 million in 2004 compared to the corresponding period in 2003, due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to look at product development expenses as a percentage of revenue from ISS and HE/PS. Product development costs were 10% and 11% of revenue from ISS and HE/PS in 2004 and 2003, respectively. Capitalized development costs, amortization of previously capitalized development costs, (which is included in depreciation and amortization) and net capitalized development costs in each of the six-month periods follow (in millions):

	Six Months Ended June 30,
	2004	2003
Capitalized development costs	$8.4	$5.6
Amortization of previously capitalized development costs	5.6	4.0

Net capitalized development costs	$2.8	$1.6

Depreciation and amortization declined to 6% of total revenue in 2004 compared to 8% for the comparable period in 2003 because certain short-lived AS assets acquired in 2001 are fully depreciated.

Amortization of acquisition-related intangible assets increased $18 million to $58 million ($0.12 per diluted share compared to $0.08 per diluted share in 2003) due to recently acquired businesses.

Interest income for each of the six-month periods ended June 30, 2004 and 2003 was $3 million. Interest expense in 2004 and 2003 was $14 million and $5 million, respectively. The increase in interest expense was due to the issuance of $500 million in senior unsecured notes in January 2004.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

INCOME FROM OPERATIONS:

Our total operating margin declined to 20% from 21% in 2003 due to the negative impact on margins from acquired ISS businesses offset in part by the positive impact on margins from acquired HE/PS businesses and an improvement in the AS margin.

Investment Support Systems:

The ISS operating margin was 17% and 19% in 2004 and 2003, respectively. The ISS margin declined due primarily to the margins of acquired businesses, which are typically lower at the outset and improve over a number of years. In addition, with revenue from the Brut ECN growing faster than other ISS revenue, the structurally lower margin of ECNs compared to other ISS businesses also compressed the margin.

Availability Services:

The AS operating margin was 31% and 28% in 2004 and 2003, respectively. The higher margin in 2004 was due primarily to lower depreciation expense because certain short-lived assets acquired in 2001 are fully depreciated, a decrease in commission expense resulting from lower sales, and lower costs associated with certain recovery resources.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 15% and 12% in 2004 and 2003, respectively. The higher margin in 2004 was due primarily to acquired businesses.

REVENUE:

Total revenue increased $165 million in 2004 compared to the same period in 2003. Internal revenue increased approximately 3% in 2004 compared to a decrease of approximately 1% in the same period in 2003. Excluding Brut, internal revenue was unchanged in 2004. Currency fluctuation had a positive impact of approximately 2% on 2004 internal revenue growth.

Services revenue increased to $805 million from $666 million, representing approximately 90% and 91% of total revenue in 2004 and 2003, respectively. The increase in revenue was due primarily to acquired businesses and brokerage and trading systems.

Professional services revenue was $133 million and $94 million in 2004 and 2003, respectively. The increase was due to acquired businesses.

Revenue from license and resale fees was $70 million and $50 million in 2004 and 2003, respectively, and included software license revenue of $51 million and $41 million, respectively. The increase in license and resale fees was due primarily to acquired businesses.

Investment Support Systems:

ISS revenue increased $70 million in 2004. ISS internal revenue increased approximately 4% in 2004 compared to a decrease of approximately 5% in the same period in 2003. Excluding Brut, internal revenue was unchanged in 2004. The increase in Brut in 2004 was offset in part by the negative impact of a treasury and risk management systems acquisition that reached its first year anniversary and is now included in internal revenue.

ISS services revenue increased $60 million and ISS license and resale fees increased $2 million. The increase in services revenue was due primarily to acquired businesses and brokerage and trading systems. We believe that improvement in internal professional services revenue will depend, in part, on an improved IT spending environment, but will lag an increase in new contract signings. The increase in license and resale fees was due primarily to acquired businesses.

Reimbursed expenses revenue increased $8 million in 2004 compared to the corresponding period in 2003 due to Brut and the inclusion, effective January 1, 2004, of our output solutions business in ISS.

Availability Services:

AS revenue, which is all internal, increased $3 million, or 1%, in 2004 compared to an internal revenue increase of approximately 4% in 2003. The primary factors for the lower internal revenue growth were the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors continue to have on prices. Among our largest customers, there is a trend toward dedicated solutions rather than traditional recovery solutions. The primary reason for this trend is that dedicated solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers choose dedicated solutions provided by us in order to take advantage of our business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, choose to manage these dedicated solutions in-house, often utilizing both ongoing technological advances and their excess data center capacity. When an existing customer augments or replaces a traditional shared SunGard solution with a dedicated SunGard solution, there is a positive impact on AS revenue, but usually at a lower incremental margin. Although we cannot predict the exact mix of customer decisions that will result from the trend toward dedicated solutions, we expect that this trend will continue to create pressure on our AS internal revenue growth rate. We believe that future increases in AS internal revenue will depend, in part, on an improving economy, but will lag an increase in IT capital spending.

Higher Education and Public Sector Systems:

Revenue from HE/PS increased $92 million in 2004 compared to the corresponding period in 2003. HE/PS services revenue increased $78 million and license and resale fees increased $18 million, due to acquired businesses. Reimbursed expenses revenue decreased $4 million in 2004 due to the reclassification, effective January 1, 2004, of our output solutions business from HE/PS to ISS.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses increased as a percentage of total revenue to 46% in 2004 compared to 44% for the comparable period in 2003. The increase was due to acquired businesses and the structurally higher cost of sales of Brut.

Sales, marketing and administration expenses were consistent as a percentage of total revenue at 18% in 2004 and 2003. The increase in sales, marketing and administration expenses of $27 million was due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to look at product development expenses as a percentage of revenue from ISS and HE/PS. Product development costs were 9% and 11% of revenue from ISS and HE/PS in 2004 and 2003, respectively. Capitalized development costs, amortization of previously capitalized development costs, (which is included in depreciation and amortization) and net capitalized development costs in each of the three-month periods follow (in millions):

	Three Months Ended June 30,
	2004	2003
Capitalized development costs	$4.7	$2.9
Amortization of previously capitalized development costs	2.8	2.2

Net capitalized development costs	$1.9	$0.7

Depreciation and amortization declined to 6% of total revenue in 2004 compared to 8% for the corresponding period in 2003 because certain short-lived AS assets acquired in 2001 are fully depreciated.

Amortization of acquisition-related intangible assets was 4% of total revenue in 2004, compared to 3% for the corresponding period in 2003. Amortization of acquisition-related intangible assets increased $9 million to $32 million ($0.06 per diluted share compared to $0.05 per diluted share in 2003) due to recently acquired businesses.

Interest income in 2004 and 2003 was $2 million. Interest expense in 2004 and 2003 was $7 million and $4 million, respectively. The increase in interest expense was due to the issuance of $500 million in senior unsecured notes in January 2004.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations for the six months ended June 30, 2004 was $278 million, an increase of $15 million over the comparable period in 2003. The increase in cash flow from operations was due to a

$22 million increase in net income and a $27 million benefit from non-cash expenses (depreciation, amortization and deferred income taxes), which were offset in part by a $19 million net increase in clearing broker assets and liabilities and a $15 million net increase in other working capital items. The net increase in clearing broker assets and liabilities is related to the timing of customer securities borrowing activities at the end of the second quarter of 2004.

At June 30, 2004, cash and equivalents were $312 million, a decrease of $167 million from December 31, 2003. Earned but unbilled receivables increased $59 million since December 31, 2003, including $48 million relating to HE/PS, a substantial portion of which results from SCT’s practice of billing maintenance services annually in arrears. At June 30, 2004, we had $50 million of short-term debt and $652 million of long-term debt, while stockholders’ equity exceeded $2.9 billion. On January 15, 2004, we borrowed $500 million by issuing senior unsecured notes. For the six months ended June 30, 2004, we spent $749 million (net of cash acquired) on acquisitions, $114 million on capital expenditures and $66 million to repurchase common stock under our stock repurchase program announced February 2004. We believe that capital spending in 2004 will not exceed $250 million.

In addition to our short- and long-term debt, our remaining commitments consist primarily of operating leases for computer equipment and facilities; purchase obligations, consisting of the minimum outstanding obligations under non-cancelable commitments to purchase goods or services; and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. Contingent purchase price obligations cannot exceed $195 million and could be paid over the next two years. The maximum amount payable within the next twelve months is $82 million, of which we currently expect to pay $10 million. We also have outstanding letters of credit and bid bonds that total approximately $33 million.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet arrangements, other than operating leases.

We expect that our existing cash resources and cash generated from operations will be sufficient to meet our operating requirements, debt repayments, contingent acquisition payments, stock repurchases and ordinary capital spending needs for the foreseeable future. We have a $600 million revolving credit facility, of which $460 million is available at June 30, 2004. We believe that we have the capacity to secure additional credit or issue equity to finance additional capital needs.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2004, the FASB issued an exposure document entitled “Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards).” The Proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant non-cash compensation expense. The Proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the Proposed Statement is not permitted.

CERTAIN RISKS AND UNCERTAINTIES:

Certain of the matters we discuss in this Form 10-Q, including our expected margins, revenue and spending and all other statements in this Form 10-Q other than historical facts, constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenue, and including the fact that the economic slowdown has left many companies with excess data center capacity that provides them with the capability for in-house dedicated solutions; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms; the regulatory, credit and market risks associated with clearing broker operations; the integration of acquired businesses, the performance of acquired businesses including Systems & Computer Technology Corporation, acquired on February 12, 2004, and the prospects for future acquisitions; the effect of war, terrorism or catastrophic events; the timing and magnitude of software sales; the timing and scope of technological advances; the ability to retain and attract customers and key personnel; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. We may not be able to complete the Brut divestiture due to a number of factors, including the failure to obtain regulatory approvals. The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2003, a copy of which may be obtained from us without charge. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We have rarely used derivative financial instruments to manage risk exposures and have never used derivative financial instruments for trading or speculative purposes. Our available cash is invested in short-term, highly liquid financial instruments, with a substantial portion of such investments having initial maturities of three months or less. When necessary, we borrow to fund acquisitions. We do not believe that we have a material exposure to interest rates changes. Based on borrowings under our credit facility of $140 million at June 30, 2004, a 1% change in the borrowing rate would increase annual interest expense related to the credit facility by $1.4 million. A downgrade in our credit rating would result in an increase in our interest rate under our credit facility of up to 0.75%, while an upgrade in our credit rating would result in a decrease in our interest rate of 0.25%.

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

Part II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES:

(e)	The following table sets forth information regarding purchases made by us of shares of our common stock during the three months ended June 30, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - 30, 2004	—	—	—	5,000,000
May 1 - 31, 2004	200,000	$26.10	200,000	4,800,000
June 1 - 30, 2004	2,300,000	$26.40	2,300,000	2,500,000

Total	2,500,000	$26.37	2,500,000

(1)	On February 26, 2004, we announced that our Board of Directors authorized us to repurchase five million shares of our common stock (“2004 Repurchase Program”). The terms of the 2004 Repurchase Program provide that we may repurchase shares of our common stock from time to time in the open market at the discretion of management. Shares purchased under the 2004 Repurchase Program will be used for our employee stock option and purchase plans. As of June 30, 2004, 2.5 million shares have been repurchased under the 2004 Repurchase Program. Unless earlier terminated by our Board of Directors, the 2004 Repurchase Program will expire on February 24, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a)	The 2004 Annual Meeting of Stockholders of the registrant was held on May 14, 2004.

(b)	At the 2004 Annual Meeting, the following were elected as directors:

Director	For	Withheld
Gregory S. Bentley (1)	158,361,974	98,148,323
Michael C. Brooks	242,668,407	13,841,890
Cristóbal Conde	249,766,405	6,743,892
Ramon de Oliveira	250,370,486	6,139,811
Henry C. Duques	246,981,860	9,528,437
Albert A. Eisenstat	242,018,203	14,492,094
Bernard Goldstein	246,323,509	10,186,788
Janet Brutschea Haugen	250,492,848	6,017,449
James L. Mann	248,965,990	7,544,307
Malcolm I. Ruddock	246,060,139	10,450,158

(1)	We believe that Mr. Bentley received a disproportionate number of withheld votes due to a recommendation by Institutional Shareholder Services (ISS) to withhold votes for any audit committee member who previously was an officer of the company, no matter how long ago he left the company. Mr. Bentley was an officer of SunGard from 1988 to 1991 and has been an officer of a completely unaffiliated company since 1991. Mr. Bentley is considered “independent” under SEC and NYSE rules, and we believe that Mr. Bentley acts as a fully independent director and audit committee member.

(c)	At the 2004 Annual Meeting, the appointment of PricewaterhouseCoopers LLP as the corporation’s independent auditors for 2004 was ratified by the following vote:

Votes in favor	243,137,934
Votes against	12,015,064
Votes abstaining	1,357,298
Broker non-votes	0

ITEM 5. OTHER INFORMATION: None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

3.1 - Amended and Restated Bylaws of SunGard.

31.1 - Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Form 8-K, filed on April 22, 2004, to furnish the Company’s earnings release reporting its financial results for the quarter ended March 31, 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: August 6, 2004	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
3.1	Amended and Restated Bylaws of SunGard.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.