Form 10-Q
period 2004-09-30
SUNGARD DATA SYSTEMS INC
filed 2004-11-09
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

There were 288,871,146 shares of the registrant’s common stock, par value $.01 per share, outstanding at September 30, 2004.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except per-share amounts)

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Current:
Cash and equivalents	$487,341	$478,941
Trade receivables, less allowance for doubtful accounts of $56,200 and $45,785	594,220	560,898
Earned but unbilled receivables	114,034	62,194
Prepaid expenses and other current assets	107,344	95,495
Clearing broker assets	138,499	126,250
Deferred income taxes	49,307	39,514

Total current assets	1,490,745	1,363,292

Property and equipment, less accumulated depreciation of $859,452 and $744,264	588,153	562,325
Software products, less accumulated amortization of $393,900 and $335,175	351,151	220,091
Customer base, less accumulated amortization of $196,362 and $156,318	560,166	398,765
Other tangible and intangible assets, less accumulated amortization of $26,043 and $20,562	58,810	72,166
Deferred income taxes	—	29,070
Goodwill	1,787,986	1,354,398

Total Assets	$4,837,011	$4,000,107

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$48,948	$12,943
Accounts payable	36,339	51,111
Accrued compensation and benefits	142,021	149,147
Other accrued expenses	223,206	195,828
Clearing broker liabilities	113,462	120,357
Deferred revenue	592,111	517,999

Total current liabilities	1,156,087	1,047,385

Long-term debt	510,014	186,854
Deferred income taxes	68,832	—

Total liabilities	1,734,933	1,234,239

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 291,371 and 288,536 shares issued	2,914	2,885
Capital in excess of par value	941,205	886,651
Restricted stock plans	(2,373)	(2,002)
Retained earnings	2,108,752	1,766,990
Accumulated other comprehensive income	117,510	111,344

	3,168,008	2,765,868

Treasury stock, at cost, 2,500 and 0 shares	(65,930)	—

Total stockholders’ equity	3,102,078	2,765,868

Total Liabilities and Stockholders’ Equity	$4,837,011	$4,000,107

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Services	$2,364,263	$1,955,963	$799,878	$670,085
License and resale fees	200,974	136,324	75,540	49,976

Total products and services	2,565,237	2,092,287	875,418	720,061
Reimbursed expenses	73,469	58,664	23,920	22,366

	2,638,706	2,150,951	899,338	742,427

Costs and expenses:
Cost of sales and direct operating	1,216,793	946,544	410,484	321,357
Sales, marketing and administration	480,987	392,978	158,481	131,646
Product development	177,541	141,021	57,728	49,339
Depreciation and amortization	162,689	168,708	54,679	57,222
Amortization of acquisition-related intangible assets	89,491	63,721	31,065	23,722
Merger and spin-off costs	3,076	2,018	3,500	722

	2,130,577	1,714,990	715,937	584,008

Income from operations	508,129	435,961	183,401	158,419
Interest income	5,233	4,289	1,859	1,377
Interest expense	(22,173)	(7,854)	(7,780)	(2,553)
Gain on sale of Brut and other income (expense)	79,362	(2,880)	79,362	(2,880)

Income before income taxes	570,551	429,516	256,842	154,363
Income taxes	228,789	171,232	103,305	61,998

Net income	$341,762	$258,284	$153,537	$92,365

Basic net income per common share	$1.18	$0.91	$0.53	$0.32

Shares used to compute basic net income per common share	288,937	284,974	288,553	286,244

Diluted net income per common share	$1.16	$0.89	$0.52	$0.31

Shares used to compute diluted net income per common share	295,053	291,024	293,085	293,911

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flow from operations:
Net income	$341,762	$258,284
Reconciliation of net income to cash flow from operations:
Gain on sale of Brut, net of tax	(47,049)	—
Depreciation and amortization	252,180	232,429
Other noncash credits	(17,523)	(17,248)
Deferred income tax provision	30,356	11,361
Accounts receivable and other current assets	69,092	58,099
Accounts payable and accrued expenses	(124,864)	(78,190)
Clearing broker assets and liabilities, net	(19,161)	(9,937)
Deferred revenue	(20,381)	(16,776)

Cash flow from operations	464,412	438,022

Financing activities:
Cash received from stock option and award plans	45,729	53,867
Cash used to purchase treasury stock	(65,930)	—
Cash received from borrowings, net of fees	590,807	146,896
Cash used to repay debt	(289,724)	(155,469)

Cash provided by financing activities	280,882	45,294

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(763,759)	(450,760)
Cash received from sale of businesses, net of cash sold	193,993	—
Cash paid for property and equipment	(142,400)	(144,912)
Cash paid for software and other assets	(24,728)	(21,449)

Cash used in investment activities	(736,894)	(617,121)

Decrease in cash and equivalents	8,400	(133,805)
Beginning cash and equivalents	478,941	439,735

Ending cash and equivalents	$487,341	$305,930

Supplemental information:

Acquired businesses:
Property and equipment	$26,908	$10,596
Software products	168,876	112,466
Purchased in-process research and development	—	910
Customer base	202,112	84,071
Goodwill	521,681	400,079
Other tangible and intangible assets	9,794	7,920
Deferred income taxes	(53,980)	(54,416)
Purchase price obligations and debt assumed	(58,186)	(16,038)
Net current liabilities assumed	(53,446)	(94,828)

Cash paid for acquired businesses, net of cash acquired of $148,749 and $61,508, respectively	$763,759	$450,760

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. has three segments: Investment Support Systems (ISS), Higher Education and Public Sector Systems (HE/PS) and Availability Services (AS). ISS and HE/PS together comprise the Company’s Software & Processing Solutions business. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the nine and three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Acquisitions, Dispositions and Subsequent Event:

ACQUISITIONS:

The Company seeks to grow through both internal development and the acquisition of businesses that broaden or complement its existing product lines. During the nine months ended September 30, 2004, the Company completed six acquisitions in its ISS segment and three acquisitions in its HE/PS segment, including the acquisition of Systems & Computer Technology Corporation (SCT) in the HE/PS segment on February 12, 2004 for approximately $574 million in cash. Gross cash paid for all nine acquisitions was $898 million, subject to certain adjustments, and there was $526 million of goodwill recorded in connection with these acquisitions.

The following table lists the businesses the Company acquired since January 1, 2004:

Acquired Company/Business	Date Acquired	Description
FAME Information Services, Inc.	01/22/04	Historical market and reference data, and data management technology.

Systems & Computer Technology Corporation	02/12/04	Global technology solutions for higher education.

Collegis, Inc.	03/04/04	Outsourced IT solutions for higher education.

Real Time Financial Management Limited	03/05/04	Global bond and equity trading systems.

Derivatech Risk Solutions, Inc.	03/17/04	Foreign exchange derivative trading software solutions.

SBPA Systems, Inc.	05/10/04	Health claims administration software for third-party administrators and health-insurance companies.

Octigon, LLC	05/13/04	Workflow solutions add-in technology.

Open Software Solutions, Inc.	05/21/04	Public safety and justice software solutions.

Kiodex, Inc.	08/27/04	ASP platform for corporate risk management, compliance and financial reporting.

At September 30, 2004, the purchase-price allocations to the assets acquired and liabilities assumed for SCT and Kiodex, Inc. are preliminary and subject to finalization of certain items, including independent appraisals of acquired software and customer base, deferred income taxes and facility integration plans. The preliminary purchase-price allocation for the SCT acquisition follows (in thousands):

September 30, 2004
Property and equipment	$22,272
Software products	113,929
Customer base	120,800
Goodwill	289,647
Other tangible and intangible assets	1,078
Deferred income taxes	(60,849)
Purchase price obligations and debt assumed	(16,981)
Net current liabilities assumed	(19,341)

Cash paid, net of cash acquired of $123,604	$450,555

In connection with seven previously acquired businesses, up to $165 million could be paid as additional consideration through June 2006 depending on the future operating results of those businesses. The amounts paid, if any, are recorded as additional goodwill at the time the actual performance is known and the amounts become due. During the nine months ended September 30, 2004 and 2003, the Company paid $25 million and $30 million, respectively, as the additional consideration based upon the operating performance of Brut LLC (Brut). There is no further contingent purchase-price obligation related to Brut, which was sold by the Company in September 2004.

Changes in goodwill by segment during the nine months ended September 30, 2004 follow (in thousands):

	ISS	HE/PS	AS	Total
Balances at December 31, 2003	$627,903	$108,347	$618,148	$1,354,398
2004 acquisitions	72,201	453,456	—	525,657
Adjustments to previous acquisitions	(26,854)	(588)	(1,533)	(28,975)
Payment of contingent purchase price	25,000	—	—	25,000
Sale of Brut	(95,954)	—	—	(95,954)
Effect of foreign currency translation	2,415	—	5,445	7,860

Balances at September 30, 2004	$604,711	$561,215	$622,060	$1,787,986

Adjustments to previous ISS acquisitions includes an adjustment to the deferred income tax balance resulting from the finalization of deductible net operating losses and acquired tax basis of intangible assets associated with a prior-year acquisition.

Because of acquisitions completed in 2004, the estimated amortization expense for each of the years 2004 to 2008 contained in Footnote 1 to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 has been updated below. In addition, because these allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to be updated as the allocations are finalized. Based on amounts recorded at September 30, 2004, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2004	$119,327
2005	114,393
2006	107,949
2007	97,025
2008	83,700

DISPOSITIONS:

In September 2004, the Company completed the sale of Brut LLC, an electronic communications network, to The NASDAQ Stock Market, Inc. (NASDAQ) for a total cash consideration of $190 million, net of cash sold. The sale generated an after-tax gain of $47 million, or $0.16 per diluted share, in the third quarter. In addition, SunGard and NASDAQ entered into a multiyear agreement for the continued processing of Brut trades by SunGard.

During the second quarter of 2004, the Company sold two businesses in its ISS segment for net cash proceeds of $4 million, with no material gain or loss on the transactions.

PRO FORMA FINANCIAL INFORMATION:

The following unaudited pro forma results of operations (in thousands, except per-share amounts) assume that the acquisitions of Andover Brokerage, LLC; Caminus Corporation; Collegis Inc.; FAME Information Services, Inc.; H.T.E., Inc.; Open Software Solutions, Inc.; SCT and Sherwood International plc occurred on January 1, 2003 and were included in the Company’s results from that date.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenue	$2,693,983	$2,557,513	$899,338	$865,632
Net income	343,702	216,938	153,537	89,360
Diluted net income per common share, as reported	1.16	0.89	0.52	0.31
Pro forma diluted net income per common share	1.16	0.75	0.52	0.30

This unaudited pro forma information should not be relied upon as necessarily being indicative of either the results that would have been obtained if these acquisitions had actually occurred on that date or of the results that may be obtained in the future.

SUBSEQUENT EVENT:

On October 4, 2004, the Company announced a plan to spin off its availability services business to stockholders through a tax-free distribution of shares. The spin-off is expected to be completed by the end of the first quarter of 2005, subject to customary conditions including the receipt of a favorable ruling from the Internal Revenue Service or an acceptable tax opinion. The Company’s remaining businesses, ISS and HE/PS, comprise the Company’s Software & Processing Solutions business.

3. Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. As required by Statement of Financial Accounting Standards Number 123, “Accounting

for Stock-Based Compensation” (SFAS 123), the following supplemental information is provided for each of the nine and three months ended September 30 (in thousands, except per-share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported (including stock-based employee compensation costs, net of tax, of $363, $375, $118 and $128, respectively)	$341,762	$258,284	$153,537	$92,365
Additional stock-based employee compensation costs costs under SFAS 123, net of tax	(70,751)	(54,599)	(30,473)	(22,066)

Pro forma net income	$271,011	$203,685	$123,064	$70,299

Pro forma net income per common share:
Basic	$0.94	$0.71	$0.43	$0.25

Diluted	$0.92	$0.70	$0.42	$0.24

The fair value of the options granted using the Black-Scholes pricing model and the related assumptions follow:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Weighted-average fair value on date of grant	$15.05	$11.95	$11.55	$15.11
Ratio of weighted-average fair value to weighted-average market value on date of grant	56%	58%	51%	53%
Assumptions used to calculate fair value:
Volatility	49%	53%	48%	53%
Risk-free interest rate	3.3%	3.0%	3.6%	3.1%
Expected term (1)	6 years	6 years	6 years	6 years
Dividends	zero	zero	zero	zero
(1) Nine and one-half years for unvested performance accelerated stock options.

This pro forma disclosure is not necessarily indicative of what the impact would be of applying SFAS 123 in future years.

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in thousands):

	September 30, 2004	December 31, 2003
Segregated customer cash and treasury bills	$30,712	$52,531
Customer securities	28,845	7,826
Securities borrowed	40,936	52,187
Receivables from customers and other	38,006	13,706

Clearing broker assets	$138,499	$126,250

Payables to customers	$56,332	$67,208
Securities loaned	26,045	38,824
Customer securities sold short, not yet purchased	23,736	6,919
Other	7,349	7,406

Clearing broker liabilities	$113,462	$120,357

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Customer securities consist of trading and investment securities at fair market values. Securities borrowed and loaned represent deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

5. Shares Used in Computing Net Income per Common Share:

The computation of shares used in computing basic and diluted net income per common share follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding used for calculation of basic net income per common share	288,937	284,974	288,553	286,244
Dilutive effect of employee stock options	6,116	6,050	4,532	7,667

Total shares used for calculation of diluted net income per common share	295,053	291,024	293,085	293,911

During the nine months ended September 30, 2004 and 2003, there were approximately 17.7 million and 16.8 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. During the three months ended September 30, 2004 and 2003, there were approximately 23.0 million and 12.9 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods. The range of exercise prices for out-of-the-money options for the nine and three month periods ended September 30, 2004 is $26.45 to $32.81 per share and $23.65 to $32.81 per share, respectively.

In February 2004, the Company announced a five-million-share repurchase program to provide shares for the Company’s employee stock purchase and stock option programs that expires in February 2005. Through September 30, 2004, there were 2.5 million shares repurchased under the program at a total cost of $66 million.

6. Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income	$341,762	$258,284	$153,537	$92,365
Foreign currency translation gains	6,166	30,623	4,093	4,618

Comprehensive income	$347,928	$288,907	$157,630	$96,983

7. Segment Information:

The Company has three segments: ISS and HE/PS, which comprise the Company’s Software & Processing Solutions business, and AS. The operating results for each of the segments follow (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Investment support systems	$1,373,505	$1,150,594	$453,636	$404,386
Higher education and public sector systems	379,618	131,583	150,886	48,462

Software & processing solutions	1,753,123	1,282,177	604,522	452,848
Availability services	885,583	868,774	294,816	289,579

	$2,638,706	$2,150,951	$899,338	$742,427

Income from operations:
Investment support systems	$223,060	$213,381	$79,268	$70,085
Higher education and public sector systems	62,128	16,559	29,275	7,223

Software & processing solutions	285,188	229,940	108,543	77,308
Availability services	264,240	239,189	91,501	91,488
Corporate administration	(38,223)	(31,150)	(13,143)	(9,655)
Merger and spin-off costs	(3,076)	(2,018)	(3,500)	(722)

	$508,129	$435,961	$183,401	$158,419

Depreciation and amortization:
Investment support systems	$94,564	$83,898	$30,851	$30,733
Higher education and public sector systems	34,061	10,760	13,367	4,284

Software & processing solutions	128,625	94,658	44,218	35,017
Availability services	122,325	137,106	41,119	45,608
Corporate administration	1,230	665	407	319

	$252,180	$232,429	$85,744	$80,944

Cash paid for property and equipment:
Investment support systems	$25,284	$20,288	$7,791	$8,745
Higher education and public sector systems	3,337	1,921	2,357	898

Software & processing solutions	28,621	22,209	10,148	9,643
Availability services	113,508	117,887	34,203	37,713
Corporate administration	271	4,816	155	199

	$142,400	$144,912	$44,506	$47,555

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2003 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis include historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

On October 4, 2004, we announced a plan to spin off our availability services business to stockholders through a tax-free distribution of shares. The spin-off is expected to be completed by the end of the first quarter 2005, subject to customary conditions including the receipt of a favorable ruling from the Internal Revenue Service or an acceptable tax opinion. Our remaining businesses, ISS and HE/PS, comprise our Software & Processing Solutions business.

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

					Percent of Revenue
	Nine months ended		Three months ended		Nine months ended		Three months ended		Percent Increase (Decrease)
	Sept. 30, (in thousands)		Sept. 30, (in thousands)		Sept. 30,		Sept. 30,		Nine months	Three months
	2004	2003	2004	2003	2004	2003	2004	2003	2004 vs. 2003	2004 vs. 2003
Revenue

Investment support systems (ISS)	$1,373.5	$1,150.6	$453.6	$404.4	52%	53%	50%	54%	19%	12%
Higher education and public sector systems (HE/PS)	379.6	131.6	150.9	48.4	14%	6%	17%	7%	188%	212%

Software & processing solutions	1,753.1	1,282.2	604.5	452.8	66%	60%	67%	61%	37%	34%
Availability services (AS)	885.6	868.8	294.8	289.6	34%	40%	33%	39%	2%	2%

	$2,638.7	$2,151.0	$899.3	$742.4	100%	100%	100%	100%	23%	21%

Costs and Expenses
Cost of sales and direct operating	$1,216.8	$946.6	$410.4	$321.4	46%	44%	46%	43%	29%	28%
Sales, marketing and administration	481.0	393.0	158.5	131.7	18%	18%	18%	18%	22%	20%
Product development	177.5	141.0	57.7	49.3	7%	7%	6%	7%	26%	17%
Depreciation and amortization	162.7	168.7	54.7	57.2	6%	8%	6%	8%	(4)%	(4)%
Amortization of acquisition-related intangible assets	89.5	63.7	31.1	23.7	3%	3%	3%	3%	41%	31%
Merger and spin-off costs	3.1	2.0	3.5	0.7	—	—	—	—	n/a	n/a

	$2,130.6	$1,715.0	$715.9	$584.0	81%	80%	80%	79%	24%	23%

Operating Income
Investment support systems (1)	$223.1	$213.4	$79.2	$70.1	16%	19%	17%	17%	5%	13%
Higher education and public sector systems (1)	62.1	16.6	29.3	7.2	16%	13%	19%	15%	274%	307%

Software & processing solutions (1)	285.2	230.0	108.5	77.3	16%	18%	18%	17%	24%	40%
Availability services (1)	264.2	239.2	91.5	91.5	30%	28%	31%	32%	10%	—
Corporate administration	(38.2)	(31.2)	(13.1)	(9.7)	(1)%	(1)%	(1)%	(1)%	22%	35%
Merger and spin-off costs	(3.1)	(2.0)	(3.5)	(0.7)	—	—	—	—	n/a	n/a

	$508.1	$436.0	$183.4	$158.4	19%	20%	20%	21%	17%	16%

(1)	Percent of revenue is calculated as a percent of revenue from ISS, HE/PS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage changes in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Nine months ended September 30,				Percent increase (decrease)	Three months ended September 30,				Percent increase (decrease)
	(in thousands)		Percent of revenue			(in thousands)		Percent of revenue
	2004	2003	2004	2003	2004 vs. 2003	2004	2003	2004	2003	2004 vs. 2003
Investment Support Systems
Services	$1,199.3	$1,013.0	45%	47%	18%	$393.8	$355.9	44%	48%	11%
License and resale fees	115.5	104.2	4%	5%	11%	41.3	34.4	5%	5%	20%

Total products and services	1,314.8	1,117.2	50%	52%	18%	435.1	390.3	48%	53%	11%
Reimbursed expenses	58.7	33.4	2%	2%	76%	18.5	14.1	2%	2%	31%

	$1,373.5	$1,150.6	52%	53%	19%	$453.6	$404.4	50%	54%	12%

Higher Education and Public Sector Systems
Services	$302.3	$92.9	11%	4%	225%	$117.5	$35.2	13%	5%	234%
License and resale fees	69.1	16.3	3%	1%	324%	30.4	6.2	3%	1%	390%

Total products and services	371.4	109.2	14%	5%	240%	147.9	41.4	16%	6%	257%
Reimbursed expenses	8.2	22.4	—	1%	(63)%	3.0	7.1	—	1%	(58)%

	$379.6	$131.6	14%	6%	188%	$150.9	$48.5	17%	7%	211%

Software & Processing Solutions
Services	$1,501.6	$1,105.9	57%	51%	36%	$511.3	$391.1	57%	53%	31%
License and resale fees	184.6	120.5	7%	6%	53%	71.7	40.6	8%	5%	77%

Total products and services	1,686.2	1,226.4	64%	57%	37%	583.0	431.7	65%	58%	35%
Reimbursed expenses	66.9	55.8	3%	3%	20%	21.5	21.2	2%	3%	1%

	$1,753.1	$1,282.2	66%	60%	37%	$604.5	$452.9	67%	61%	33%

Availability Services
Services	$862.7	$850.1	33%	40%	1%	$288.6	$279.0	32%	38%	3%
License and resale fees	16.3	15.8	1%	1%	3%	3.8	9.3	—	1%	(59)%

Total products and services	879.0	865.9	33%	40%	2%	292.4	288.3	33%	39%	1%
Reimbursed expenses	6.6	2.9	—	—	128%	2.4	1.2	—	—	100%

	$885.6	$868.8	34%	40%	2%	$294.8	$289.5	33%	39%	2%

Total Revenue
Services	$2,364.3	$1,956.0	90%	91%	21%	$799.9	$670.1	89%	90%	19%
License and resale fees	200.9	136.3	8%	6%	47%	75.5	49.9	8%	7%	51%

Total products and services	2,565.2	2,092.3	97%	97%	23%	875.4	720.0	97%	97%	22%
Reimbursed expenses	73.5	58.7	3%	3%	25%	23.9	22.4	3%	3%	7%

	$2,638.7	$2,151.0	100%	100%	23%	$899.3	$742.4	100%	100%	21%

Internal revenue is defined as revenue from businesses owned for at least one year. When assessing our financial results, we focus on growth in internal revenue because overall revenue growth is affected by the timing and magnitude of acquisitions. Due to the sale of Brut LLC (Brut) in September of 2004 (see Note 2 of Notes to Consolidated Financial Statements) we present internal revenue growth with and without Brut as follows:

	(unaudited) 2003				(unaudited) 2004
	Three Months Ended				Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30
Without Brut
Total SunGard	0%	(1)%	(5)%	1%	2%	0%	3%
Investment support systems	(4)%	(5)%	(10)%	(1)%	0%	0%	4%

With Brut
Total SunGard	0%	(1)%	0%	2%	6%	3%	4%
Investment support systems	(4)%	(5)%	(1)%	2%	9%	4%	6%

The following discussions of internal revenue growth are based on internal revenue without Brut.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

INCOME FROM OPERATIONS:

Overall results were consistent with our expectations at the beginning of 2004. Our total operating margin declined to 19% from 20% in 2003 due to the negative impact on margins from acquired ISS businesses, which were offset in part by the positive impact on margins from acquired HE/PS businesses and an improvement in the AS margin. We expect that our 2004 full-year operating margin will approximate our 2003 full-year margin of 21%. For this purpose, we assumed a continuation of the current demand environment for our products and services and an improvement in margins due to the sale of Brut. In addition, because the timing and magnitude of merger costs are unpredictable, we assumed no merger-related items in 2004, and we have excluded both the Brut gain and expenses related to the planned spin-off of AS.

Investment Support Systems:

The ISS operating margin was 16% and 19% in 2004 and 2003, respectively. The ISS margin declined due primarily to the margins of acquired businesses, which are typically lower at the outset and improve over a number of years. In addition, with revenue from the Brut ECN growing faster than other ISS revenue, the structurally lower margin of an ECN business compared to other ISS businesses also compressed the margin. Brut revenue in 2004 and 2003 was $129 million and $86 million, respectively.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 16% and 13% in 2004 and 2003, respectively. The higher margin in 2004 was due primarily to acquired businesses.

Availability Services:

The AS operating margin was 30% and 28% in 2004 and 2003, respectively. The higher margin in 2004 was due primarily to lower depreciation expense because of certain short-lived assets acquired in 2001 being fully depreciated, a decrease in commission expense resulting from lower sales, and lower costs associated with certain recovery resources.

REVENUE:

Total revenue increased $488 million in 2004 compared to the same period in 2003. Internal revenue increased approximately 2% in 2004 compared to a decrease of approximately 2% in the same period in 2003. Currency fluctuation had a positive impact of approximately 2% on 2004 internal revenue growth.

Services revenue increased to $2.4 billion from $2.0 billion, representing approximately 90% and 91% of total revenue in 2004 and 2003, respectively. The increase in revenue was due primarily to acquired businesses and brokerage and trading systems.

Professional services revenue was $380 million and $270 million in 2004 and 2003, respectively. The increase was due to acquired businesses and benefit, insurance and investor accounting systems.

Revenue from license and resale fees was $201 million and $136 million in 2004 and 2003, respectively, and included software license revenue of $152 million and $109 million, respectively. The increase in license and resale fees was due primarily to acquired businesses.

Investment Support Systems:

ISS revenue increased $223 million in 2004. ISS internal revenue increased approximately 1% in 2004 compared to a decrease of approximately 5% in the same period in 2003.

ISS services revenue increased $186 million and ISS license and resale fees increased $11 million. The increase in services revenue was due primarily to acquired businesses and brokerage and trading systems. We believe that improvement in internal professional services revenue will depend, in part, on an improved IT spending environment, but will lag an increase in new contract signings. The increase in license and resale fees was due primarily to acquired businesses.

Reimbursed expenses revenue increased $25 million in 2004 compared to the corresponding period in 2003 due to Brut and the inclusion, effective January 1, 2004, of our output solutions business in ISS.

Higher Education and Public Sector Systems:

Revenue from HE/PS increased $248 million in 2004 compared to the corresponding period in 2003. HE/PS services revenue increased $209 million and licenses and resale fees increased $53 million, both increases due to acquired businesses. Reimbursed expenses revenue decreased $14 million in 2004 due to the reclassification, effective January 1, 2004, of our output solutions business from HE/PS to ISS.

Availability Services:

AS revenue, which was all internal, increased $17 million, or 2%, in 2004 compared to an internal revenue increase of approximately 3% in 2003. The primary factors for the lower internal revenue growth were the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors continue to have on prices. Among our largest customers, there is a trend toward dedicated solutions rather than traditional recovery solutions. The primary reason for this trend is that dedicated solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers choose dedicated solutions provided by us in order to take advantage of our business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, choose to manage these dedicated solutions in-house, often utilizing both ongoing technological advances and their excess data center capacity. When an existing customer augments or replaces a traditional shared SunGard solution with a dedicated SunGard solution, there is a positive impact on AS revenue, but usually at a lower incremental margin. Although we cannot predict the exact mix of customer decisions that will result from the trend toward dedicated solutions, we expect that overall this trend will continue to create pressure on our AS internal revenue growth rate. We believe that future increases in AS internal revenue will depend, in part, on an improving economy and our success in selling dedicated solutions, but will lag an increase in IT capital spending.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses increased as a percentage of total revenue to 46% in 2004 compared to 44% for the comparable period in 2003. The increase was due to acquired businesses and to Brut’s structurally higher cost of sales. The Company expects to take a one-time charge of $15 to $20 million in the first quarter of 2005 related to the planned closing of a leased AS facility in North Bergen, New Jersey, which was acquired in 2001 as part of the Comdisco, Inc. availability solutions business. The equipment in this facility is being relocated to an expanded facility in Carlstadt, New Jersey, thereby improving the operational resilience and scope of services available to customers.

Sales, marketing and administration expenses increased $88 million in 2004 compared to the corresponding period in 2003, due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to look at product development expenses as a percentage of revenue from the software & processing solutions business. Product development costs were 10% and 11% of revenue from the software & processing solutions business in 2004 and 2003, respectively. Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization), and net capitalized development costs in each of the nine-month periods follow (in millions):

	Nine Months Ended September 30,
	2004	2003
Capitalized development costs	$12.9	$8.9
Amortization of previously capitalized development costs	8.5	6.3

Net capitalized development costs	$4.4	$2.6

Depreciation and amortization declined to 6% of total revenue in 2004 compared to 8% for the comparable period in 2003 because certain short-lived AS assets acquired in 2001 were fully depreciated.

Amortization of acquisition-related intangible assets increased $26 million to $89 million ($0.18 per diluted share compared to $0.13 per diluted share in 2003) due to recently acquired businesses.

Interest income in 2004 and 2003 was $5 million and $4 million, respectively. Interest expense in 2004 and 2003 was $22 million and $8 million, respectively. The increase in interest expense was due to the issuance of $500 million in senior unsecured notes in January 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

INCOME FROM OPERATIONS:

Our total operating margin declined to 20% from 21% in 2003 due to a decline in AS margin which was partly offset by an improvement in the HE/PS margin associated with acquired businesses.

Investment Support Systems:

The ISS operating margin was 17% in both 2004 and 2003. The ISS margin was negatively affected by the margins of acquired businesses, which are typically lower at the outset and improve over a number of years, but this was offset by increased internal software license revenue.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 19% and 15% in 2004 and 2003, respectively. The higher margin in 2004 was due primarily to acquired businesses.

Availability Services:

The AS operating margin was 31% and 32% in 2004 and 2003, respectively. The lower margin in 2004 was due primarily to higher cost of sales and operating expenses offset in part by lower depreciation expense.

REVENUE:

Total revenue increased $157 million in 2004 compared to the same period in 2003. Internal revenue increased approximately 3% in 2004 compared to a decrease of approximately 5% in internal revenue in the same period in 2003. Currency fluctuation had a positive impact of approximately 2% on 2004 internal revenue growth.

Services revenue increased to $800 million from $670 million, representing approximately 89% and 90% of total revenue in 2004 and 2003, respectively. The increase in revenue was due primarily to acquired businesses and benefit, insurance and investor accounting systems.

Professional services revenue was $135 million and $96 million in 2004 and 2003, respectively. The increase was due primarily to acquired businesses and benefit, insurance and investor accounting systems.

Revenue from license and resale fees was $76 million and $50 million in 2004 and 2003, respectively, and included software license revenue of $58 million and $37 million, respectively. The increase in license and resale fees was due primarily to acquired businesses.

Investment Support Systems:

ISS revenue increased $49 million in 2004. ISS internal revenue increased approximately 4% in 2004 compared to a decrease of approximately 10% in the same period in 2003. The increase in revenue was due primarily to acquired businesses and benefit, insurance and investor accounting systems.

ISS services revenue increased $38 million and ISS license and resale fees increased $7 million. The increase in services revenue was due primarily to acquired businesses and professional services at benefit, insurance and investor accounting systems. We believe that improvement in internal professional services revenue will depend, in part, on an improved IT spending environment, but will lag an increase in new contract signings. The increase in license and resale fees was due primarily to brokerage and trading systems and to acquired businesses.

Reimbursed expenses revenue increased $4 million in 2004 compared to the corresponding period in 2003 due to the inclusion, effective January 1, 2004, of our output solutions business in ISS, offset by the impact of the sale of Brut.

Higher Education and Public Sector Systems:

Revenue from HE/PS increased $102 million in 2004 compared to the corresponding period in 2003. HE/PS services revenue increased $82 million and licenses and resale fees increased $24 million, both increases due to acquired businesses. Reimbursed expenses revenue decreased $4 million in 2004 due to the reclassification, effective January 1, 2004, of our output solutions business from HE/PS to ISS.

Availability Services:

AS revenue, which was all internal, increased $5 million, or 2%, in 2004, about the same rate as in 2003. The primary factors affecting internal revenue growth are the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors continue to have on prices. Among our largest customers, there is a trend toward dedicated solutions rather than traditional recovery solutions. The primary reason for this trend is that dedicated solutions, although more costly, provide greater control and faster response to processing interruptions. Many customers choose dedicated solutions provided by us in order to take advantage of our business continuity expertise and resource management capabilities. Other customers, especially among the very largest having significant IT resources, choose to manage these dedicated solutions in-house, often utilizing both ongoing technological advances and their excess data center capacity. When an existing customer augments or replaces a traditional shared SunGard solution with a dedicated SunGard solution, there is a positive impact on AS revenue, but usually at a lower incremental margin. Although we cannot predict the exact mix of customer decisions that will result from the trend toward dedicated solutions, we expect that overall this trend will continue to create pressure on our AS internal revenue growth rate. We believe that future increases in AS internal revenue will depend, in part, on an improving economy and our success in selling dedicated solutions, but will lag an increase in IT capital spending.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses increased as a percentage of total revenue to 46% in 2004 compared to 43% for the comparable period in 2003. The increase was due to acquired businesses.

Sales, marketing and administration expenses were consistent as a percentage of total revenue at 18% in 2004 and 2003. The increase in sales, marketing and administration expenses of $27 million was due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to look at product development expenses as a percentage of revenue from the software & processing solutions business. Product development costs were 10% and 11% of revenue from the software & processing solutions business in 2004 and 2003, respectively. Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization), and net capitalized development costs in each of the three-month periods follow (in millions):

	Three Months Ended September 30,
	2004	2003
Capitalized development costs	$4.5	$3.4
Amortization of previously capitalized development costs	2.8	2.3

Net capitalized development costs	$1.7	$1.1

Depreciation and amortization declined to 6% of total revenue in 2004 compared to 8% for the corresponding period in 2003 because certain short-lived AS assets acquired in 2001 are fully depreciated.

Amortization of acquisition-related intangible assets was 3% of total revenue in 2004, compared to 3% for the corresponding period in 2003. Amortization of acquisition-related intangible assets increased $7 million to $31 million ($0.06 per diluted share compared to $0.05 per diluted share in 2003) due to recently acquired businesses.

Interest income in 2004 and 2003 was $2 million and $1 million, respectively. Interest expense in 2004 and 2003 was $8 million and $3 million, respectively. The increase in interest expense was due to the issuance of $500 million in senior unsecured notes in January 2004.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations for the nine months ended September 30, 2004 was $464 million, an increase of $26 million over the comparable period in 2003. The increase in cash flow from operations was due to a $36 million increase in net income, adjusted for the $47 million after-tax gain on the sale of Brut, and a $39 million benefit from non-cash expenses (depreciation, amortization and deferred income taxes), which were offset in part by a $49 million net increase in working capital items.

At September 30, 2004, cash and equivalents were $487 million, an increase of $8 million from December 31, 2003. Earned but unbilled receivables increased $52 million since December 31, 2003, including $36 million relating to HE/PS, a substantial portion of which results from SCT’s practice of billing maintenance services annually in arrears. At September 30, 2004, we had $49 million of short-term debt and $510 million of long-term debt, while stockholders’ equity exceeded $3.1 billion. On January 15, 2004, we borrowed $500 million by issuing senior unsecured notes. For the nine months ended September 30, 2004, we spent $764 million (net of cash acquired) on acquisitions, $167 million on capital expenditures and $66 million to repurchase common stock under our stock repurchase program announced February 2004. We believe that capital spending in 2004 will not exceed $250 million.

In addition to our short- and long-term debt, our remaining commitments consist primarily of operating leases for computer equipment and facilities; purchase obligations, consisting of the minimum outstanding obligations under non-cancelable commitments to purchase goods or services; and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. Such contingent purchase price obligations cannot exceed $165 million and could be paid through June 2006. The maximum amount payable within the next twelve months is $17 million, which we do not currently expect to pay. We also have outstanding letters of credit and bid bonds that total approximately $46 million.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet arrangements, other than operating leases.

We expect that our existing cash resources and cash generated from operations will be sufficient to meet our operating requirements, debt repayments, contingent acquisition payments, stock repurchases and ordinary capital spending needs for the foreseeable future. We have a $600 million revolving credit facility, all of which is available at September 30, 2004. We believe that we have the capacity to secure additional credit or issue equity to finance additional capital needs.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2004, the FASB issued an exposure document entitled “Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards).” The

Proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in all options previously granted but not yet vested as of the effective date, plus all options issued subsequent to the effective date, being expensed over the vesting period of the option, and would result in significant non-cash compensation expense. On October 13, 2004, the FASB announced that the Proposed Statement, if adopted, would be applied to public entities prospectively for any interim or annual period beginning after June 15, 2005.

CERTAIN RISKS AND UNCERTAINTIES:

Certain of the matters we discuss in this Form 10-Q, including the future prospects of our software & processing solutions business and our availability services business as two independent companies if the planned spin-off is completed, statements about the expected effects, timing and completion of the planned spin-off, statements about our outlook for earnings per share in 2004, statements about our outlook for internal revenue growth in 2004 and 2005, statements about our expected margins, revenue and spending in 2004 and all other statements in this Form 10-Q other than historical facts, constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenue, and including the fact that the economic slowdown has left many companies with excess data center capacity that provides them with the capability for in-house dedicated solutions; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms; the regulatory, credit and market risks associated with our clearing broker operations; the integration of acquired businesses, the performance of acquired businesses including Systems & Computer Technology Corporation, acquired on February 12, 2004, and the prospects for future acquisitions; the effect of war, terrorism or catastrophic events; the timing and magnitude of software sales; the timing and scope of technological advances; the ability to retain and attract customers and key personnel; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. The planned spin-off may be delayed or may not be completed due to a number of factors, including the board of directors’ discretion to delay or cancel the spin-off or the failure to obtain a favorable ruling from the Internal Revenue Service or an acceptable tax opinion. The factors described in this paragraph and other factors that may affect our business or future financial results and our ability to complete the spin-off, as and when applicable, are discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2003, a copy of which may be obtained from us without charge. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

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

Part II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(c)	The following table sets forth information regarding purchases made by us of shares of our common stock during the three months ended September 30, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 30, 2004	—	—	—	2,500,000
August 1 - 31, 2004	—	—	—	2,500,000
September 1 - 30, 2004	—	—	—	2,500,000

Total	0		0

(1)	On February 26, 2004, we announced that our Board of Directors authorized us to repurchase five million shares of our common stock (“2004 Repurchase Program”). The terms of the 2004 Repurchase Program provide that we may repurchase shares of our common stock from time to time in the open market at the discretion of management. Shares purchased under the 2004 Repurchase Program will be used for our employee stock option and purchase plans. As of September 30, 2004, 2.5 million shares have been repurchased under the 2004 Repurchase Program. The Company expects to continue repurchasing shares until this program expires in February 2005. Unless earlier terminated by our Board of Directors, the 2004 Repurchase Program will expire on February 24, 2005.

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

SUNGARD DATA SYSTEMS INC.

Date: November 8, 2004	By:	/s/ Michael J. Ruane
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