Form 10-K
period 2004-12-31
SUNGARD DATA SYSTEMS INC
filed 2005-03-16
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,360,422,018.(1)

There were 288,624,732 shares of the registrant’s Common Stock outstanding as of March 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this report, are incorporated by reference into Part III of this Form 10-K.

(1)	This equals the number of outstanding shares of the registrant’s Common Stock, reduced by the number of shares that may be deemed beneficially owned by the registrant’s directors, nominees and executive officers, multiplied by the closing price of the registrant’s Common Stock reported on June 30, 2004. This information is provided solely for record keeping purposes of the Securities and Exchange Commission and shall not be construed as an admission that any of the registrant’s directors, nominees or executive officers is an affiliate of the registrant or is the beneficial owner of any such shares. Any such inference is hereby disclaimed.

Forward-Looking Statements

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We described some of the factors that we believe could affect our results in Item 7 of this Report under the heading “Risk Factors.” We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

PART I

Item 1. Business

Overview

We are a global leader in integrated software and processing solutions, primarily for financial services, and are also the pioneer and leading provider of information availability services. We are an efficient operator of resilient information technology solutions. Our efficiency comes from the economies of scale in serving multiple customers on shared platforms. We support more than 20,000 customers in over 50 countries, including the world’s 50 largest financial services companies. We currently operate our business in three segments: Investment Support Systems, Higher Education and Public Sector Systems, and Availability Services. We refer to Investment Support Systems and Higher Education and Public Sector Systems together as our Software & Processing business.

Our previously announced plan to spin off our Availability Services business into a separate publicly traded company is scheduled for completion during the second quarter of 2005. The spin-off may be delayed or may not be completed at all due to a number of factors. See SPIN-OFF OF OUR AVAILABILITY SERVICES BUSINESS below.

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

In Availability Services, we help our customers maintain uninterrupted access to their information and computer systems by providing cost-effective resources to keep their information technology, or IT, reliable and secure. We offer a continuum of information availability services from “always ready” standby solutions to “always on” production services. We also provide professional services to help our customers design, implement and maintain the ways they access critical information. To service our more than 10,000 availability services customers, we operate more than 3,000,000 square feet of hardened, secure facilities at over 60 locations in more than 10 countries, and a global network of approximately 25,000 miles. See SPIN-OFF OF OUR AVAILABILITY SERVICES BUSINESS below.

We have grown steadily, both by developing our existing businesses and by buying new businesses that broaden our existing product lines and service offerings. In the past three years, however, nearly all of our revenue growth came from acquisitions. Our acquisition program has been active since our initial public offering in 1986 and has contributed significantly to our long-term growth and success. During 2004, we completed ten acquisitions for an aggregate cash purchase price of approximately $774 million, net of cash acquired.

Our customer base is concentrated in the financial services industry but is widely diversified from a revenue contribution perspective. Of our more than 20,000 customers, not one accounted for more than two percent of our total 2004 revenue. We seek to establish long-term relationships with customers by selling our products and services under multi-year contracts and by emphasizing customer support and product quality and integration. Our services revenue, which is largely recurring in nature, is derived from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Our services revenue accounted for approximately 89% of our total revenue during 2004.

Our operating units are organized into groups that generally mirror the business lines of our customers in order to facilitate product integration and cross-selling. Individual operating units are responsible for sales and marketing, development and customer support of their own products and services. In conjunction with the efforts of our individual operating units, our global account managers focus on our largest financial services customers that use multiple products and services. Our executive management team provides oversight and identifies opportunities to integrate our products and services in order to bring further operational efficiencies to our customers.

Spin-Off of Our Availability Services Business

Our previously announced plan to spin off our Availability Services business into a separate publicly traded company is scheduled for completion during the second quarter of 2005. The spin-off may be delayed or may not be completed at all due to a number of factors, including the board of directors’ discretion to delay or cancel the spin-off or the failure to satisfy certain conditions such as obtaining a favorable ruling from the Internal Revenue Service or an acceptable tax opinion.

If the planned spin-off is completed, it will be implemented through a distribution to our stockholders of all of the outstanding shares of SunGard Availability Inc. (SunGard Availability), which, at the time of the spin-off, would hold all of our Availability Services business. As a result, our stockholders as of the record date for the spin-off would own shares in both companies. The distribution of shares is intended to be tax-free to both us and our stockholders. At the time of the spin-off, SunGard Availability would change its name to “SunGard Inc.,” and our company, SunGard Data Systems Inc., would change its name to a new name. After the spin-off is completed, we expect to report the Availability Services business as a discontinued operation, and we will operate our Software & Processing business independently of SunGard Availability.

To implement the spin-off, we plan to enter into a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax-sharing and indemnification agreement (together with other ancillary agreements) with SunGard Availability. These agreements will provide for the distribution of shares of SunGard Availability, the allocation of tax liabilities, employee benefits, and other liabilities and obligations between the two companies, and other terms of the relationship between the two companies after the spin-off.

Business Strategy

We are focused on expanding our position as a leading provider both of integrated software and processing solutions for financial services, higher education and the public sector, and of availability services for a broad base of information-dependent enterprises. In pursuit of these objectives, we have implemented the following strategy:

Upgrading and Enhancing Our Products and Services. We continually support, upgrade and enhance our systems to incorporate new technology and to meet the needs of our customers for increased operational efficiency and resilience. We continue to introduce innovative products and services, such as straight-through-processing solutions and Web-based technologies, that complement and improve our established products and services and also address the specific needs of our customers. Our enhancements and upgrades result, in part, from active dialogue with current and prospective customers and user groups, some of which are independent and others that are sponsored by us. As we seek to take advantage of new technologies and to improve our customers’ operational efficiency and resilience, we are careful to preserve the functionality of our proven products and services. Our strong base of recurring revenue allows us to continually reinvest in our products and services. For example, in 2004, we spent 10% of revenue from Investment Support Systems and Higher Education and Public Sector Systems on product development.

Acquiring Complementary Businesses. We seek acquisitions that broaden our existing product lines and service offerings and strengthen our leadership positions. We believe that our success in identifying appropriate acquisition candidates enables us to capitalize on consolidation trends, especially within the fragmented market for investment support systems. We have detailed, standardized procedures for evaluating and implementing acquisitions. Before committing to an acquisition, we devote significant resources to due diligence and to the development of a post-acquisition plan. First, we focus on the acquisition candidate’s ability to generate profits by itself and then we attempt to identify and quantify potential cost savings. We also carefully review the acquisition candidate’s potential impact on our financial results and balance sheet. Generally, we seek to make acquisitions that will be neutral or positive to our earnings within the first twelve months.

Providing Straight-Through Processing. Historically, processing investments and trades could not be completed in real-time. For example, trades could be executed and partially processed throughout the trading day, but the final processing, including confirmations, clearing and settlement, would be completed overnight or over the course of several days in what

2  |  2004 Annual Report

was called a batch process, often with manual intervention. Our products and services eliminate the need for most batch processes and manual intervention, which facilitates real-time processing of investment and trading activity. We also focus on integrating our solutions with each other and with other vendors’ systems. For example, we build interfaces that allow multiple systems to exchange data without manual intervention. As a result, we can provide straight-through-processing solutions, not only within a single customer’s operations, but also across multiple firms. Our solutions help our customers to pursue revenue growth opportunities, comply with increasing regulatory burdens, lower costs, reduce errors and provide better service to their customers.

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

Maintaining Our Financial Strength. We strive to generate a high level of recurring revenue and cash flow, employ disciplined financial policies, and have maintained a conservative capital structure. We believe this fiscal strategy has been a major factor contributing to our long-term financial strength and viability. This enables us to fund the growth of our business by continually developing and acquiring new products and provides us a competitive advantage in growing, serving and retaining our substantial customer base. To increase our financial flexibility, we issued $500 million in unsecured senior notes in January 2004.

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

Our investment support systems are used by customers on both the buy-side and sell-side of the global financial services industry, as well as corporates, energy companies and governments. Buy-side customers include banks, investment managers, mutual funds, investment advisors, insurance companies, trustees, benefit plan administrators and others involved in buying, holding and managing investments. Sell-side customers include brokers, exchange members, depositaries, custodians, transfer agents and others involved in selling, brokering and trading financial instruments. Approximately five million trades per day are processed by our investment support systems at some point in the trade cycle.

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

We own three registered brokers that facilitate enhanced straight-through processing by providing the following services using our brokerage and trading systems: (1) a clearing broker that provides order routing, execution and clearing for professional traders; (2) a full-service equities trading desk for institutional investors; and (3) a New York Stock Exchange member that uses a proprietary wireless system to execute trades for institutional investors.

We link our investment support systems and hosting data centers partly through the SunGard Transaction Network. Our customers link with other firms through this network to automate the investment process for trading and/or settling equities, bonds, money markets, commercial paper, certificates of deposit and mutual funds. We market these services to users of both our investment support systems and our business partners’ systems.

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

Treasury and Risk Management Systems

We provide a range of software solutions that automate risk management and trading operations for capital markets globally. Generally, these products are used by traders and market makers of fixed-income securities, foreign exchange contracts and equities, and their related derivatives such as interest rate and credit derivatives, convertible bonds, foreign exchange options and equity options. These front- to back-office systems help customers price and analyze trades, manage trading and related risks across the institution, process and account for trading activities, and determine hedging strategies to manage risk. These systems also help customers monitor compliance with regulations and with their own trading policies, limits and internal controls.

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

4  |  2004 Annual Report

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

Investment Management Systems

Our investment management systems include a range of software solutions used primarily by buy-side customers to maintain the books of record for all types of institutional investment portfolios, such as those managed by institutional asset managers, mutual funds, hedge funds, funds of funds, banks, prime brokers and third party administrators. We offer an integrated investment management application suite that provides straight-through processing for investment transactions, with comprehensive front- to back-office functionality including trade order management, execution support, portfolio management, compliance checking, accounting and reporting.

Our investment management systems are used to track investment activities including purchases and sales of securities, value portfolios using securities prices from various market sources, provide performance measurement and attribution analyses, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these systems are used by investment advisors and other portfolio managers to analyze large investment portfolios using various models to assist with investment strategy and management decisions. We also provide software solutions that address the specialized accounting needs of domestic and offshore hedge funds and funds of funds and that address the specialized needs of private equity partnerships and venture capital funds.

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

We provide specialized imaging and workflow management solutions for certain niches within the financial services industry.

Higher Education and Public Sector Systems

In Higher Education and Public Sector Systems, we primarily provide specialized enterprise resource planning (“ERP”) and administrative solutions to institutions of higher education, school districts and other nonprofit organizations, as well as local, state and federal governments. These solutions include accounting, personnel, fundraising, grant and project management, student administration and reporting for educational and nonprofit organizations and accounting, personnel, utility billing, land management, public safety and justice administration for governments. We also provide long-term outsourcing solutions to higher education institutions related to the management of technology, ERP implementations, and the integration of technology in the classroom and online. Since 1995, we have been acquiring companies and developing solutions for this segment. Three acquisitions in 2004 substantially increased our presence in this segment (see Note 3 of Notes to Consolidated Financial Statements).

Our Higher Education solutions help colleges and universities worldwide achieve their institutional goals through the strategic application of technology, business and academic solutions. We work collaboratively with institutions to create learning environments distinguished by self-service convenience, operational efficiency, and academic excellence through a broad spectrum of industry-leading solutions. These include administrative and academic solutions; business and curriculum planning solutions; portal, collaboration, and content management solutions; information access and business intelligence solutions; integration solutions and technology outsourcing solutions.

In Public Sector Systems, we serve a wide range of customers—including K-12 school districts, nonprofit organizations, local governments and emergency services—with a growing range of specialized enterprise resource planning and administrative solutions for functions such as accounting, human resources, payroll, utility billing, land management, public safety and justice, as well as student administration. In February 2005, we completed the acquisition of Vivista Holdings Limited, a provider of public safety, criminal justice and local government software and solutions in the U.K.

Availability Services

Our previously announced plan to spin off our Availability Services business into a separate publicly traded company is scheduled for completion during the second quarter of 2005. The spin-off may be delayed or may not be completed at all due to a number of factors. See SPIN-OFF OF OUR AVAILABILITY SERVICES BUSINESS above.

In Availability Services, we help our customers maintain uninterrupted access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their information technology, or IT, reliable and secure. We pioneered commercial disaster recovery in the late 1970s and over the past 25 years have consistently expanded our business to incorporate new technologies and meet evolving customer demands. We believe that our dedicated focus on information availability, together with our experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, uniquely position us to meet customer demands in an environment where business functions are critically dependent on availability of information.

Because data and business applications can vary significantly in importance, there is a need for a broad range of information availability services. A customer’s tolerance for downtime with respect to a particular application and the cost of the solution will dictate the type and complexity of availability services that the customer will select for that application. We offer a continuum of availability services from “always ready” standby services to “always on” production services. We provide these services on a subscription basis. We help customers select and blend multiple services to achieve an overall business solution tailored to meet their goals for both production and recovery. We also provide professional services to help our customers design, implement and maintain the ways they access critical information.

Our standby services help customers recover key information and systems in the event of an unplanned interruption, such as a major system failure, significant power or communication outage, security breach, labor stoppage, terrorist attack, fire, flood or natural disaster. These “always ready” services are best suited for the recovery of customer applications that can tolerate some level of interruption. By providing backup IT infrastructure, communications network and alternate workspace for personnel, we enable customers to restore access to information and processing within a short period of time after an interruption, usually from several hours to two days. We deliver these services using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers, which results in economies of scale for us and cost-effectiveness for our customers. These resources and infrastructure, when not needed by customers to recover from actual interruptions, are used around the clock by customers to test their plans for dealing with potential interruptions. Since our inception, we have a 100% success rate supporting customer recoveries from unplanned interruptions.

The primary standby service is called a “hot site” service in which we provide 24/7/365 access to fully operational backup computer systems, allowing customers to recover their mainframe, distributed systems and server technology. We support over 30 different operating platforms and specialized industry solutions. In addition to being accessed at one of our “hot site” facilities, many of our standby solutions can be provided in one of our mobile recovery units or delivered to a customer facility.

To enhance our “hot site” service, we offer a variety of advanced recovery services that blend “always ready” standby services and dedicated data storage resources, supported by a common robust infrastructure. These blended solutions are sometimes referred to as “high availability,” “data vaulting” or “data mirroring” solutions. The dedicated data storage resources, which are used exclusively by a single customer, allow the customer to continuously mirror its data at one of our sites. If there is an unplanned interruption at the customer’s site, the backup data is immediately available for restoring operations using our “hot site” service. This allows customers to minimize data loss and reduce recovery times.

        Our production services help our customers keep their day-to-day computer operations up and running all the time. These “always on” services are most needed when disruptions can have immediate and severe financial and reputational repercussions. They are engineered with redundant or failover capabilities to virtually eliminate the possibility of any disruption and to limit any downtime to at most a few seconds or minutes. Production services typically require more dedicated processors, servers, storage devices, networks and other resources, which are either obtained by the customer or provided by us for the customer’s exclusive use. We can typically provide “always on” production services in a cost-effective manner by leveraging our comprehensive resources and infrastructure as well as our resource management skills and purchasing power, all of which provide us with certain economies of scale. Examples of these production services are managed hosting, managed IT services, network access management, security and optimization services, and e-mail archiving and retrieval.

As solutions move along the continuum of information availability services, from “always ready” standby services to blended advanced recovery services to “always on” production services, they become more complex and require more dedicated resources. Advanced recovery services often result in greater use of both shared and dedicated resources and, therefore, typically generate appreciably higher revenue with only a modest increase in capital expenditures and a modest decrease in margin rate. Production services require significant dedicated resources and, therefore, generally produce even higher revenue at an appropriately lower margin rate. We focus on selling advanced recovery and production services as components of an overall business solution that leverages our standby services.

6  |  2004 Annual Report

The acquisition of Inflow, Inc. in January 2005 significantly enhanced our infrastructure and service delivery capabilities, and added 14 data centers throughout the U.S. that geographically complement our existing U.S. data centers.

Acquisitions

We seek to grow by developing existing businesses and buying new businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. Our ongoing acquisition program has contributed significantly to our long-term growth and success. During 2004, we spent approximately $774 million in cash (net of cash acquired) to acquire seven investment support systems businesses and three higher education and public sector systems businesses.

The following table lists the businesses we acquired since January 1, 2004:

Acquired Company/Business	Date Acquired	Description
FAME Information Services, Inc.	01/22/04	Historical market and reference data, and data management technology.

Systems & Computer Technology Corporation	02/12/04	Global technology solutions for higher education.

Collegis, Inc.	03/04/04	Outsourced IT solutions for higher education.

Real Time Financial Management Limited	03/05/04	Global bond and equity trading system.

Derivatech Risk Solutions, Inc.	03/17/04	Foreign exchange derivative trading software solutions.

SBPA Systems, Inc.	05/10/04	Health benefit administration systems.

Octigon, LLC	05/13/04	Software solutions for corporate communication and content management.

Open Software Solutions, Inc.	05/21/04	Public safety and justice software solutions.

Kiodex, Inc.	08/27/04	Software for corporate risk management and financial reporting.

Financial Technologies, Inc.	12/07/04	Investment and investor accounting software solutions primarily for private equity and venture capital funds.

Inflow, Inc.	01/04/05	Hosting and managed services for information availability.

Protegent, Inc.	01/26/05	Risk management solutions.

Vivista Holdings Limited	02/25/05	Public safety and justice software solutions in the U.K.

Ensemble Technology (Pty) Ltd	02/28/05	Professional services for the financial services industry in South Africa.

Integrity Treasury Solutions Limited	03/03/05	Treasury management systems.

Product Development

We continually support, upgrade and enhance our systems to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology.

We fund most of our routine ongoing software support activities through a portion of the monthly fees paid by our ASP customers and the software support and related upgrade fees paid by our license customers. Our expenditures for software development during the years ended December 31, 2004, 2003 and 2002, including amounts that were capitalized, totaled approximately $254 million, $208 million and $174 million, respectively. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Software License Backlog

As in prior years, we ended 2004 with a software license backlog, which consisted of signed contracts for licensed software that at our election or the election of our customer was not shipped to the customer until 2005, with the result that the license fees will be recognized as revenue in 2005. This year’s backlog was higher than usual, totaling $19 million, with the largest portion coming from license-fee businesses acquired in 2004.

Marketing

Most of our investment support systems are marketed throughout the United States and many are marketed worldwide, with the principal focus being on selling additional products and services to existing customers. Our information availability services and higher education and public sector systems are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our revenue from sales outside the United States during the years ended December 31, 2004, 2003 and 2002 totaled approximately $918 million, $748 million and $508 million, respectively.

Competition

Since most of our computer services and software are specialized and technical in nature, most of the market niches in which we compete have a relatively small number of significant competitors. Some of our existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than we have (see RISK FACTORS under ITEM 7).

Investment Support Systems. In our Investment Support Systems business, we compete with numerous other data processing and financial software vendors that may be broadly categorized into two groups. One group is comprised of specialized investment support systems companies, which are much smaller than us. The other group is comprised of large computer services companies whose principal businesses are not in the investment support systems area, some of which are also active acquirors. We also face competition from the internal processing and information technology departments of our customers and prospects. The key competitive factors in marketing investment support systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise, total cost of ownership and return on investment. We believe that we compete effectively with respect to each of these factors and that our reputation and experience in this business are important competitive advantages.

Higher Education and Public Sector Systems. In our Higher Education and Public Sector Systems business, we compete with a variety of other vendors depending upon customer characteristics such as size, type, location, computing environment and functional requirements. For example, there may be different competitors for different sizes or types of educational institutions or government agencies, or in different states or geographic regions. Competitors in this business range from larger providers of generic enterprise resource planning systems to smaller providers of specialized applications and technologies. We also compete with outsourcers and systems integrators, as well as the internal processing and information technology departments of our customers and prospects. The key competitive factors in marketing higher education and public sector systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively as to each of these factors and that our leadership and reputation in this business are important competitive advantages.

Availability Services. In our Availability Services business, our greatest source of competition is in-house dedicated solutions, which are production or standby solutions that our customers or prospective customers develop and maintain internally instead of purchasing those solutions from a commercial vendor such as us. Although in-house solutions provide customers with exclusive access to resources and infrastructure, we believe that, for many customers, building and maintaining an in-house solution is significantly more costly and difficult than subscribing to comparable services from us. This is because of our economies of scale, experience, technology expertise, resource management skills and vendor neutrality.

Historically, our single largest commercial competitor in the Availability Services business has been IBM Corporation, which we believe is the only company other than ours that currently provides the full continuum of availability services. We also face competition from specialized vendors, including hardware manufacturers, data-replication software companies, outsourcers, managed-hosting companies, IT services companies and telecommunications companies. We sometimes face a competitive disadvantage with respect to pricing because some of our competitors have a motivation to bundle availability services with hardware or other products and services for what appears to be little or no additional cost to the customer in order to sell the hardware or other products. We believe, however, that our solutions are more flexible than these bundled

8  |  2004 Annual Report

services and, because of our scale and experience, more comprehensive than the ones offered by our competitors. We believe that this places us in a better long-term position to satisfy the requirements of customers as their businesses and needs for availability services grow and evolve.

We believe that we compete effectively with respect to the key competitive factors in information availability, namely quality of infrastructure, scope and quality of services, including breadth of hardware platforms and network capacity, level and quality of customer support, level of technical expertise, and price. We also believe that our experience and reputation as an innovator in information availability, our proven track record, our financial stability and our ability to provide the entire continuum of availability services as a single-vendor solution are important competitive advantages.

Employees

On December 31, 2004, we had approximately 13,000 full-time employees. We believe that our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we believe that we have been able to retain and attract highly qualified personnel (see RISK FACTORS under ITEM 7). We believe that our employee relations are excellent.

Proprietary Protection

We own registered marks for the SUNGARD name and own or have applied for trademark registrations for many of our services and software products. If the planned spin-off of our Availability Services business is completed, the spun-off company, SunGard Availability Inc., will change its name to “SunGard Inc.” and will retain the registered marks for the SUNGARD name, and our company, SunGard Data Systems Inc., will change its name to a new name and will own registered marks for the new name.

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

Available Information

We make available, free of charge, at www.sungard.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 2. Properties

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased availability services facilities in Philadelphia, Pennsylvania (506,300 square feet), Carlstadt, New Jersey (432,400 square feet), and Hounslow, England (198,000 square feet) and include our ASP centers in Voorhees, New Jersey, Birmingham, Alabama, Waltham, Massachusetts, and Weehawken, New Jersey. We believe that our leased and owned facilities are adequate for our present operations.

Item 3. Legal Proceedings

We are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4.1 Certain Executive Officers of the Registrant

Our executive officers are listed below.

Name	Age	Principal Position With SunGard Data Systems Inc.
James E. Ashton III	46	Group Chief Executive Officer
Donald W. Birdwell	52	Group Chief Executive Officer
Andrew P. Bronstein*	46	Vice President and Controller
Robert F. Clarke	60	Group Chief Executive Officer
Cristóbal Conde	44	President and Chief Executive Officer
T. Ray Davis	56	Group Chief Executive Officer
Harold C. Finders	49	Group Chief Executive Officer
Lawrence A. Gross	52	Senior Vice President–Chief Administrative Officer and Chief Legal Officer
Till M. Guldimann	55	Vice Chairman
Paul C. Jeffers	43	Senior Vice President–Human Resources
Ronald M. Lang	53	Chief Product Officer–Financial Systems
James L. Mann*	70	Chairman
John E. McArdle, Jr.	47	Group Chief Executive Officer
Michael K. Muratore	58	Executive Vice President
Brian Robins	46	Senior Vice President–Chief Marketing Officer
Michael J. Ruane*	51	Senior Vice President–Finance and Chief Financial Officer
Victoria E. Silbey	41	Vice President–Legal and General Counsel
James C. Simmons*	45	Group Chief Executive Officer
Bettina A. Slusar	41	Senior Vice President–Global Account Management
Richard C. Tarbox	52	Senior Vice President–Corporate Development

*	As previously announced, in connection with the planned spin-off of our Availability Services business, Mr. Bronstein would become our Chief Financial Officer; both Mr. Simmons and Mr. Ruane would join SunGard Availability (the spun-off company) with Mr. Simmons serving as its President and Chief Executive Officer and Mr. Ruane serving as its Chief Financial Officer; and Mr. Mann would remain on our board of directors in a non-executive capacity, while serving as Chairman of SunGard Availability. See SPIN-OFF OF OUR AVAILABILITY SERVICES BUSINESS under ITEM 1.

Mr. Ashton has been Group Chief Executive Officer, SunGard Trading, Treasury & Risk Management since January 2005. Mr. Ashton served as Group Chief Executive Officer, SunGard Trading and Risk Systems from 1999 to January 2005 and Group Chief Executive Officer, SunGard Treasury Systems from 2003 to 2005. From 1997 to 1999, he served as Senior Vice President and General Manager of a wealth management systems business that we acquired in 1997.

Mr. Birdwell has been Group Chief Executive Officer, SunGard Wealth Management & Brokerage since January 2005. Mr. Birdwell served as Group Chief Executive Officer, SunGard Asset Management Systems from 1999 to 2005 and Group Chief Executive Officer, SunGard Securities Processing Systems from 2002 to January 2005, and has been responsible for our SunGard Online Investment Systems group since 2003. From 1989 to 1999, Mr. Birdwell held various senior management positions with us, including President of one of our wealth management systems business units from 1993 to 1999. Mr. Birdwell was a senior executive of a wealth management systems business that we acquired in 1989.

Mr. Bronstein has been Vice President and Controller since 1994 and was Corporate Controller from 1992 to 1994. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on our account and as director of the firm’s Philadelphia high technology group. Mr. Bronstein is a director and officer of most of our domestic subsidiaries.

Mr. Clarke has been Group Chief Executive Officer, SunGard Higher Education and Public Sector Systems since 1998. From 1988 to 1998, he served as President of one of our wealth management systems business units.

Mr. Conde has been President since 2000 and Chief Executive Officer since 2002. Mr. Conde served as Chief Operating Officer from 1999 to 2002 and Executive Vice President from 1998 to 1999. Before then, Mr. Conde was Chief Executive Officer of SunGard Trading Systems Group from 1991 to 1998. Mr. Conde was cofounder of a trading and risk systems business that we acquired in 1987.

Mr. Davis has been Group Chief Executive Officer, SunGard Benefit Administration & Insurance since January 2005. Mr. Davis served as Group Chief Executive Officer, SunGard Employee Benefit Systems from 1999 to January 2005 and Group Chief Executive Officer, SunGard Investor Accounting Systems from 2002 to January 2005. From 1989 to 1999, he held various senior management positions with us, including President of one of our benefit, insurance and investor accounting systems business units from 1991 to 1999. Mr. Davis was a senior executive of an employee benefit systems business that we acquired in 1989.

10  |  2004 Annual Report

Mr. Finders has been Group Chief Executive Officer, SunGard Europe since January 2005. From 2001 to January 2005, Mr. Finders headed the SunGard Investment Management Systems businesses based in Europe. From 1996 to 2001, he held various senior management positions with us overseeing a number of our European investment support systems businesses. Mr. Finders headed a Geneva-based wealth management systems business that we acquired in 1996.

Mr. Gross has been Senior Vice President–Chief Administrative Officer and Chief Legal Officer since January 2005. Mr. Gross was Senior Vice President–Legal from 2001 to January 2005 and served as our General Counsel from 1986 to January 2005. He was our Secretary from 1987 to March 2002 and a Vice President from 1986 to 2001. From 1979 to 1986, he was a lawyer with Blank Rome LLP, Philadelphia, and in that capacity represented us beginning in 1983. Mr. Gross is a director and officer of most of our domestic subsidiaries and some of our foreign subsidiaries.

Mr. Guldimann has been Vice Chairman since 2002. He was our Senior Vice President, Strategy and a member of our board of directors from 1999 to March 2002. Mr. Guldimann was Vice Chairman from 1997 to 1999 and Senior Vice President from 1995 to 1997 of a trading and risk systems business that we acquired in 1998. From 1974 to 1995, Mr. Guldimann held various senior executive positions with J.P. Morgan & Co.

Mr. Jeffers has been Senior Vice President–Human Resources since January 2005 and was Vice President–Human Resources from 2001 to January 2005. From 2000 to 2001, Mr. Jeffers was National Director of Performance Management and Education for Grant Thornton, LLP, and from 1999 to 2000, he was Vice President–Human Resources of First USA Bank. From 1995 to 1999, Mr. Jeffers was Area Director, Human Resources for the Management Consulting Practice of Ernst & Young LLP.

Mr. Lang has been Chief Product Officer–Financial Systems since January 2005. From 2000 to January 2005, he was Group Chief Executive Officer, SunGard Trading Systems and was responsible for our SunGard Brokerage Systems and SunGard Financial Networks groups from 2003 to January 2005. Mr. Lang was Vice President of Marketing from 1997 to 1998 and President from 1998 to 2000 of a trading and risk systems business that we acquired in 1998.

Mr. Mann has been Chairman of the Board since 1987. Mr. Mann served as Chief Executive Officer from 1986 to 2002, President from 1986 to 2000, and Chief Operating Officer from 1983 to 1985.

Mr. McArdle has been Group Chief Executive Officer, SunGard Institutional Asset Management and Securities Servicing since January 2005. Mr. McArdle served as Chief Executive Officer of SunGard Investment Management Systems from 1999 to January 2005. From 1986 to 1999, he held various senior management positions with us, including President of one of our investment management systems business units since 1998.

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

Mr. Robins has been Senior Vice President–Chief Marketing Officer since January 2005. From 2003 to January 2005, he was Senior Vice President–Corporate Marketing and was Vice President–Corporate Marketing from 2000 to February 2003. From 1995 to 2000, Mr. Robins held various marketing positions, including Vice President–Marketing, with a trading and risk systems business that we acquired in 1998.

Mr. Ruane has been Senior Vice President–Finance since 2001 and our Chief Financial Officer since 1994. He was Vice President–Finance from 1994 to 2001 and Treasurer from 1994 to 2005. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President–Finance of the SunGard Trading Systems Group. Mr. Ruane was our Vice President–Controller from 1990 to 1992, and our Corporate Controller from 1985 to 1990. Mr. Ruane is a director and officer of most of our domestic and foreign subsidiaries. Mr. Ruane is also a director of Arbinet-thexchange, Inc.

Ms. Silbey has been Vice President–Legal and General Counsel since January 2005. From December 1997 to January 2005, Ms. Silbey held various legal positions with us, including Vice President–Legal and Assistant General Counsel from February 2004 to January 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia.

Mr. Simmons has been Group Chief Executive Officer and President, SunGard Availability Services since 1999. From 1993 to 1999, he held various senior management positions with us, including Senior Vice President–Sales of our principal availability services business unit from 1995 to 1997 and President of one of our benefit, insurance and investor accounting systems business units from 1998 to 1999. Mr. Simmons was a senior executive of an availability services business that we acquired in 1993.

Ms. Slusar has been Senior Vice President–Global Account Management since 2003 and was Vice President–Global Account Management from 2001 to 2003. Ms. Slusar was President from 1999 to 2001 and Senior Vice President, North American Sales and Operations from 1997 to 1998 of one of our brokerage and trading systems business units.

Mr. Tarbox has been Senior Vice President–Corporate Development since 2001 and was Vice President–Corporate Development from 1987 to 2001. From 1983 to 1987, Mr. Tarbox was a senior manager with Coopers & Lybrand L.L.P., providing acquisition, litigation support and other financial consulting.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol SDS. At March 3, 2005, we had approximately 9,200 stockholders of record. No dividends have ever been paid on our common stock. Our policy is to retain earnings for use in our business.

The accompanying table indicates high and low sales prices per share of our common stock, as reported on the New York Stock Exchange.

Calendar Year 2004
First Quarter	$31.65	$25.84
Second Quarter	28.90	24.82
Third Quarter	25.90	22.40
Fourth Quarter	28.45	23.81

Calendar Year 2003
First Quarter	$25.09	$17.50
Second Quarter	26.76	20.00
Third Quarter	29.60	25.00
Fourth Quarter	29.16	25.99

The closing price of our common stock on March 3, 2005, as reported on the New York Stock Exchange, was $26.08 per share.

The following table sets forth information regarding purchases made by us of shares of our common stock during the three months ended December 31, 2004:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1–31, 2004	165,000	$26.41	165,000	2,335,000
November 1–30, 2004	1,155,000	$26.47	1,155,000	1,180,000
December 1–31, 2004	110,000	$26.95	110,000	1,070,000

Total	1,430,000	$26.50	1,430,000

(1)	On February 26, 2004, we announced that our Board of Directors authorized us to repurchase up to 5 million shares of our common stock (“2004 Repurchase Program”). The terms of the 2004 Repurchase Program permitted us to repurchase shares of our common stock from time to time in the open market at the discretion of management. Shares purchased under the 2004 Repurchase Program will be used for our employee stock option and purchase plans. As of December 31, 2004, 3.93 million shares were repurchased under the 2004 Repurchase Program. There were no repurchases in 2005 under the 2004 Repurchase Program, which expired on February 24, 2005.

12  |  2004 Annual Report

Item 6. Selected Financial Data

(in thousands, except per-share amounts)	2000	2001	2002	2003	2004
Income Statement Data(1) (2) (3) (4)
Revenue	$1,703,096	$1,981,837	$2,593,237	$2,955,252	$3,555,871
Income from operations	335,262	399,210	547,233	623,609	703,384
Net income	212,972	246,055	325,641	370,310	453,641
Basic net income per share	0.81	0.89	1.15	1.30	1.57
Diluted net income per share	0.78	0.86	1.12	1.27	1.54

Balance Sheet Data(1)
Total assets	$1,845,185	$2,898,158	$3,281,596	$4,000,107	$5,194,641
Total short-term and long-term debt	13,847	458,631	206,092	199,797	554,378
Stockholders’ equity	1,442,476	1,793,856	2,222,399	2,765,868	3,251,636

(1)	Includes the effect of business acquisitions and dispositions from the date of each event. There were ten acquisitions in 2000, seven acquisitions in 2001, nine acquisitions in 2002, nine acquisitions in 2003 and ten acquisitions in 2004. Brut LLC (Brut) and two other businesses were sold in 2004. See Note 3 of Notes to Consolidated Financial Statements.
(2)	All per-share amounts before June 2001 are adjusted for the June 2001 two-for-one stock split.
(3)	Includes amortization of goodwill, net of tax, of $13,877 and $17,853 in 2000 and 2001, respectively ($0.05 and $0.06 per diluted share, respectively).
(4)	Data for the year ended December 31, 2000 includes charges of $13,177 ($8,547 after tax; $0.03 per diluted share) for purchased in-process research and development and merger costs.

Data for the year ended December 31, 2001 includes charges of $17,670 ($12,736 after tax; $0.04 per diluted share) for the write-off of an investment, for facility shut-down and severance costs related to an acquisition, and for merger costs, offset in part by a break-up fee and a realized gain on short-term investments sold to fund an acquisition.

Data for the year ended December 31, 2002 includes charges of $11,793 ($8,570 after tax; $0.03 per diluted share) for facility shut-down and severance costs related to two acquisitions, along with our share of merger costs associated with our equity interests in two companies before we acquired the remaining equity of each, net of other income of $2,993 related to a gain on foreign currency purchased to fund an acquisition.

Data for the year ended December 31, 2003 includes merger costs and related items of $333 ($811 after tax; less than $0.01 per diluted share).

Data for the year ended December 31, 2004 includes a gain of $78,066 ($46,063 after tax; $0.16 per diluted share) from the sale of Brut, offset by $6,168 ($5,965 after tax; $0.02 per diluted share) of costs associated with the planned spin-off of our Availability Services business and net facility shut-down and severance costs related to previous acquisitions.

See Notes 2 and 3 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenue;

•	the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions;

•	the effect of war, terrorism or catastrophic events;

•	the effect of disruptions to our ASP Systems;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the trend in information availability toward solutions utilizing more dedicated resources;

•	the market and credit risks associated with clearing broker operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business; and

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents.

The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission, including this Report on Form 10-K. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

Risks Related to Our Business

Our Business Depends Largely on the Economy and Financial Markets, and a Slowdown or Downturn in the Economy or Financial Markets Could Adversely Affect Our Business and Results of Operations.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers may curtail or discontinue trading operations, delay or cancel information technology projects, or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may choose to take their availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results. As a result of the recent economic slowdown and the recent trend toward more use of internal solutions for some portion of information availability services, our internal growth steadily decreased, and nearly all of our revenue growth during the past three years was from acquisitions.

Our Business Depends Largely on the Financial Services Industry, and a Weakening of the Financial Services Industry Could Adversely Affect Our Business and Results of Operations.

Because our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, our business and financial results may suffer. If financial services firms continue to consolidate (as they have over the past decade or so), there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own solution or another vendor’s solution, they could decide to consolidate their processing on a non-SunGard system, which could have an adverse effect on our financial results.

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

14  |  2004 Annual Report

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

Our growth has depended in part on our ability to acquire similar or complementary businesses on favorable terms. In the last three years, most of our growth was from acquired businesses. This growth strategy is subject to a number of risks that could adversely affect our business and financial results, including:

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

Catastrophic Events May Disrupt or Otherwise Adversely Affect the Markets In Which We Operate, Our Business and Our Profitability.

Our business may be adversely affected by a war, terrorist attack, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our customers, the financial markets or the overall economy. The potential for a direct impact is due primarily to our significant investment in our infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. Despite our preparations, a security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for customers, disruptions to our operations, or damage to our important facilities. Three of our availability services facilities are particularly important, and a major disruption at one or more of those facilities could impair our ability to provide services to our availability services customers. If any of these happen, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Our ASP Systems May Be Subject To Disruptions that Could Adversely Affect Our Reputation and Our Business.

Our ASP systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our brokerage and trading systems maintain account and trading information for our customers and their clients, and our benefit, insurance and investor accounting systems maintain investor account information for retirement plans, insurance policies and mutual funds. If our ASP systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

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

Rapid Changes In Technology and Our Customers’ Businesses Could Adversely Affect Our Business and Financial Results.

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks, including:

•	we may find it difficult or costly to update our products and services and to develop new products fast enough to meet our customers’ needs;

•	we may find it difficult or costly to make some features of our products and services work effectively and securely over the Internet;

•	we may find it difficult or costly to integrate more of our investment support systems into efficient straight-through-processing solutions;

•	we may find it difficult or costly to update our products and services to keep pace with business, regulatory and other developments in the financial services industry, where many of our customers operate; and

•	we may find it difficult or costly to update our services to keep pace with advancements in hardware, software and telecommunications technology.

Some technological changes, such as advancements that have facilitated the ability of our availability customers to develop their own internal solutions, may render some of our services less valuable or eventually obsolete. In addition, because of ongoing, rapid technological changes, the useful lives of some technology assets have become shorter and customers are therefore replacing these assets more often. As a result, our customers are increasingly expressing a preference for contracts with shorter terms, which could make our revenue less predictable in the future.

Customers Taking Their Availability Solutions In-House May Continue to Create Pressure On Our Internal Revenue Growth Rate.

Our availability solutions allow customers to leverage our significant infrastructure and take advantage of our experience, technology expertise, resource management capabilities and vendor neutrality. Nevertheless, some customers, especially among the very largest having significant information technology resources, prefer to develop and maintain their own in-house availability solutions, which can result in a loss of revenue from those customers. Technological advances in recent years have significantly reduced the cost yet not the complexity of developing in-house solutions. Over the past several years, business lost to customers taking their availability solutions in-house generally has offset our new sales. If this trend continues or worsens, there will be continued pressure on our internal revenue growth rate.

The Trend Toward Information Availability Solutions Utilizing More Dedicated Resources Likely Will Lower Our Overall Margin Rate Over Time.

In the information availability services industry, there is an increasing preference for solutions that utilize some level of dedicated resources, such as blended advanced recovery services and “always on” production services. The primary reason for this trend is that adding dedicated resources, although more costly, provides greater control, reduces data loss and facilitates quicker responses to business interruptions. Advanced recovery services often result in greater use of both shared and dedicated resources and, therefore, typically generate appreciably higher revenue with only a modest increase in capital expenditures and a modest decrease in margin rate. Production services require significant dedicated resources and, therefore, generally produce even higher revenue at an appropriately lower margin rate. Therefore, this trend likely will lower our overall margin rate over time.

Our Brokerage Operations Are Highly Regulated and Are Riskier Than Our Other Businesses.

Organizations like the Securities and Exchange Commission (SEC), New York Stock Exchange (NYSE) and National Association of Securities Dealers (NASD) can, among other things, fine, censure, issue cease-and-desist orders and suspend or expel a broker/dealer or any of its officers or employees for failures to comply with the many laws and regulations that govern brokerage operations. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance and enforcement of an effective brokerage compliance program. Our failure to establish, maintain and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry, in particular with respect to active traders, may change, which could adversely affect our financial results.

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

16  |  2004 Annual Report

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

We are Subject to the Risks of Doing Business Internationally.

During 2004, approximately 26% of our revenue was generated outside the United States. Approximately 77% of this revenue was from customers located in the United Kingdom and Continental Europe. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	trade-protection measures and import or export licensing requirements;

•	potentially adverse tax consequences; and

•	significant adverse changes in foreign currency exchange rates.

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

Risks Related to the Planned Spin-Off of Our Availability Services Business

The Planned Spin-Off of Our Availability Services Business May Not Occur or May Not Meet its Objectives.

Our previously announced spin off of our Availability Services business is scheduled for completion during the second quarter of 2005. The planned spin-off may be delayed or may not be completed at all due to a number of factors, including the board of directors’ discretion to delay or cancel the spin-off or the failure to satisfy certain conditions including obtaining a favorable ruling from the Internal Revenue Service or an acceptable tax opinion. Furthermore, if the spin-off is completed, we cannot assure you that we will be successful in meeting the objectives of the spin-off. For example, although we anticipate that separating our Availability Services business from our Software & Processing business will facilitate better growth opportunities for each, we cannot assure you that either company will have greater success in identifying and pursuing its own growth opportunities.

Our Ability to Engage in Acquisitions and Other Strategic Transactions Will Be Subject to Limitations Because We Would Agree to Certain Restrictions to Comply with United States Federal Income Tax Requirements for a Tax-Free Spin-Off.

In order to preserve favorable tax treatment for the spin-off under United States tax law, we and SunGard Availability would agree to certain restrictions in connection with the spin-off. For a period of two years after the spin-off is completed, neither company would be able to engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change by vote or by value in stock ownership, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the spin-off. Other tax-related restrictions would include limitations on sales or redemptions of our common stock for cash or other property following the spin-off, except in connection with certain stock-for-stock acquisitions and other permitted transactions. If any of these restrictions are not followed, the spin-off could be taxable both to you and to us, but not to SunGard Availability, although SunGard Availability would agree to share the tax liability with us under certain circumstances.

If the Spin-Off Does Not Qualify as a Tax-Free Distribution, Then We May Incur a Very Significant Tax Liability That Could Have a Material Adverse Effect on Our Financial Condition, and Our Stockholders May Incur Tax on Their Receipt of the Stock of SunGard Availability.

Even if we obtain a favorable ruling from the IRS and proceed with the spin-off, the IRS could later determine the spin-off to be taxable. In addition, certain future events that may or may not be within our control or the control of SunGard Availability, including certain extraordinary purchases of our common stock or SunGard Availability’s common stock, could cause the spin-off not to qualify as tax-free. If the spin-off were to be taxable at the company level, then we would recognize taxable gain equal to the excess of the fair market value of the Availability Services business on the date of the distribution over our tax basis in that business. We believe that the resulting tax liability would be very significant and would have a material adverse effect on our financial condition. We may have a right under certain circumstances to recover part or all of the tax liability from SunGard Availability, but there can be no assurance that SunGard Availability would be able to satisfy this obligation. If the spin-off were to be taxable at the stockholder level, then our stockholders could be taxed on the full value of the SunGard Availability shares they receive as a dividend.

We May Be Required to Satisfy Certain Indemnification Obligations to SunGard Availability or May Not Be Able to Collect on Indemnification Rights From SunGard Availability.

Under the terms of the separation and distribution agreement for the planned spin-off, we and SunGard Availability each would agree to indemnify each other after completion of the spin-off with respect to the indebtedness, liabilities and obligations that would be retained by our respective companies. These indemnification obligations could be significant. The ability to satisfy these indemnities if called upon to do so would depend upon the future financial strength of each of our companies. We cannot determine whether we would have to indemnify SunGard Availability for any substantial obligations after the distribution. We also cannot assure you that, if SunGard Availability has to indemnify us for any substantial obligations, SunGard Availability would have the ability to do so.

18  |  2004 Annual Report

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in integrated software and processing solutions, primarily for financial services, and are also the pioneer and leading provider of information availability services. We are an efficient operator of resilient information technology solutions. Our efficiency comes from the economies of scale in serving multiple customers on shared platforms. We support more than 20,000 customers in over 50 countries. We currently operate our business in three segments: Investment Support Systems (ISS), Higher Education and Public Sector Systems (HE/PS) and Availability Services (AS).

Our previously announced spin off of our Availability Services business is scheduled for completion during the second quarter of 2005. The planned spin-off may be delayed or may not be completed at all due to a number of factors. See SPIN-OFF OF OUR AVAILABILITY SERVICES BUSINESS under ITEM 1. After the spin-off, we expect to report the Availability Services business as a discontinued operation in accordance with Statement of Financial Accounting Standard Number 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In ISS, we primarily serve financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. These solutions are grouped into the following business areas: brokerage and trading systems; wealth management systems; treasury and risk management systems; investment management systems; and benefit, insurance and investor accounting systems. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing portfolios and accounting for investment assets. We deliver many of our systems as an application service provider.

In HE/PS, we primarily provide specialized enterprise resource planning and administrative solutions for higher education, school districts, governments and nonprofits. We significantly expanded this segment through three acquisitions in 2004, including the February 2004 acquisition of Systems & Computer Technology Corporation (SCT), a leading global provider of technology solutions for higher education. See Note 3 of Notes to Consolidated Financial Statements.

In AS, we help our customers maintain uninterrupted access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their information technology, or IT, reliable and secure. We offer a continuum of availability services from “always ready” standby solutions to “always on” production services. We also provide professional services to help our customers design, implement and maintain the ways they access critical information.

The following discussion includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements and related footnotes and the discussion above of certain risks and uncertainties that could cause future operating results to differ materially from historical results or the expected results indicated by forward-looking statements.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Those estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. We review our estimates and judgments on an ongoing basis and revise them when necessary. Actual results may differ from the original or revised estimates. A summary of our significant accounting policies is contained in Note 1 of Notes to Consolidated Financial Statements. A description of the most critical policies follows. Our management has discussed the critical accounting policies described below with our audit committee.

Intangible Assets and Purchase Accounting

We seek to grow through both internal development and the acquisition of businesses that broaden our existing product lines and service offerings and strengthen our leadership position. During the three years ended December 31, 2004, we spent approximately $1.4 billion, net of cash acquired, to purchase 28 businesses. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets generally include software, customer base which includes customer contracts and relationships, and noncompetition agreements. Goodwill represents the excess of cost over the fair value of net assets acquired. For significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations.

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, regulations affecting the business model of our brokerage operations, technological developments, economic conditions and competition. The carrying values and useful lives for amortization of identified intangible assets are reviewed on an ongoing basis, and any resulting changes in estimates could have a material adverse effect on our financial results.

When circumstances change or at least annually, we compare the carrying value of our reporting units to their estimated fair value. If the carrying value is greater than the respective estimated fair value, we then determine if the goodwill is impaired, and whether some or all of the goodwill should be written off as a charge to operations, which could have a material adverse effect on our financial results. The estimate of fair value requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving the future cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value of the reporting unit.

In connection with certain acquisitions, we have accrued the estimated costs of closing certain facilities. Costs for closing leased facilities are estimated based on the condition and remaining lease term of each facility, the expected closure date, and an assessment of relevant market conditions, including an estimate of any sub-lease rental income we can reasonably expect to obtain at the time of the acquisition. Costs for closing owned facilities are based on the difference between the estimated net proceeds from a sale of the facility and its carrying value. These estimates are based on an assessment of the condition of the facility, its location and relevant market conditions. The estimated cost of closing our existing facilities is included in merger costs, and the estimated cost of closing acquired facilities is included in goodwill. Merger costs or goodwill could change due to the finalization of plans for closing facilities and completion of valuations, as well as the settlement of lease obligations or sale of owned facilities. A change in market conditions after the acquisition date could change the estimated costs for closing facilities and would result in a charge or credit to merger costs, which could have a material effect on our financial results.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 requires that the following criteria be met in determining whether revenue has been earned: persuasive evidence of an arrangement exists; delivery has occurred or services have been provided; the price is fixed or determinable; and collectibility is reasonably assured.

We generate services revenue from availability services, processing services, software maintenance and rentals, professional services, broker/dealer fees and hardware rentals. All services revenue is recorded as the services are provided based on the fair value of each element. Fair value is determined based on the sales price of each element when sold separately. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided, and the related costs are incurred ratably over the contract period. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover our incremental costs of supporting customers during recoveries. ISS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of users, accounts, trades or transactions or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon the estimated percentage of completion, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When fixed-fee contracts include both professional services and software and require a significant amount of program modification or customization, installation, systems integration or related services, the professional services and license revenue is recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract are reflected in the period during which the change becomes known. Losses, if any, are recognized immediately.

License fees result from contracts that permit the customer to use our software products at its site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed, collection is probable, and there is sufficient evidence of the fair value of each undelivered element. Revenue is recorded over the contract period when customer payments are extended beyond normal billing terms, or when there is significant acceptance, technology or service risk. Revenue also is recorded over the contract period in those instances where the software is bundled together with computer equipment or other post-delivery services, and there is not sufficient evidence of the fair value of each element.

We believe that our revenue recognition practices comply with the complex and evolving rules governing revenue recognition. Future interpretations of existing accounting standards, new standards or changes in our business practices could result in changes in our revenue recognition accounting policies that could have a material effect on our financial results.

20  |  2004 Annual Report

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

	Year ended December 31, (in millions)			Percent of Revenue Year ended December 31,			Percent Increase (Decrease)
	2004	2003	2002	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Revenue
Investment support systems	$1,839.3	$1,605.8	$1,408.1	52%	54%	54%	15%	14%
Higher education and public sector systems	524.9	178.9	132.6	15%	6%	5%	193%	35%

Software & processing solutions	2,364.2	1,784.7	1,540.7	66%	60%	59%	32%	16%
Availability services	1,191.7	1,170.6	1,052.5	34%	40%	41%	2%	11%

	$3,555.9	$2,955.3	$2,593.2	100%	100%	100%	20%	14%

Costs and Expenses
Cost of sales and direct operating	$1,607.6	$1,291.9	$1,101.8	45%	44%	42%	24%	17%
Sales, marketing and administration	665.3	536.1	504.7	19%	18%	19%	24%	6%
Product development	236.4	194.8	158.9	7%	7%	6%	21%	23%
Depreciation and amortization	218.1	222.7	203.0	6%	8%	8%	(2)%	10%
Amortization of acquisition-related intangible assets	118.9	88.7	65.1	3%	3%	3%	34%	36%
Merger and spin-off costs	6.2	(2.5)	12.5	—	—	—

	$2,852.5	$2,331.7	$2,046.0	80%	79%	79%	22%	14%

Operating Income
Investment support systems(1)	$310.2	$301.8	$320.8	17%	19%	23%	3%	(6)%
Higher education and public sector systems(1)	81.6	22.1	19.1	16%	12%	14%	269%	16%

Software & processing solutions(1)	391.8	323.9	339.9	17%	18%	22%	21%	(5)%
Availability services(1)	373.2	339.7	257.8	31%	29%	24%	10%	32%
Corporate administration	(55.4)	(42.5)	(38.0)	(2)%	(1)%	(1)%	30%	12%
Merger and spin-off costs	(6.2)	2.5	(12.5)	—	—	—

	$703.4	$623.6	$547.2	20%	21%	21%	13%	14%

(1)	Percent of revenue is calculated as a percent of revenue from ISS, HE/PS, Software & Processing Solutions and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Year ended December 31, (in millions)			Percent of Revenue Year ended December 31,			Percent Increase (Decrease)
	2004	2003	2002	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Investment Support Systems
Services	$1,598.9	$1,390.1	$1,220.3	45%	47%	47%	15%	14%
License and resale fees	165.7	165.0	158.2	5%	6%	6%	—	4%

Total products and services	1,764.6	1,555.1	1,378.5	50%	53%	53%	13%	13%
Reimbursed expenses	74.7	50.7	29.6	2%	2%	1%	47%	71%

	$1,839.3	$1,605.8	$1,408.1	52%	54%	54%	15%	14%

Higher Education and Public Sector Systems
Services	$417.9	$126.9	$80.0	12%	4%	3%	229%	59%
License and resale fees	95.7	22.4	21.8	3%	1%	1%	327%	3%

Total products and services	513.6	149.3	101.8	14%	5%	4%	244%	47%
Reimbursed expenses	11.3	29.6	30.8	—	1%	1%	(62)%	(4)%

	$524.9	$178.9	$132.6	15%	6%	5%	193%	35%

Software & Processing Solutions
Services	$2,016.8	$1,517.0	$1,300.3	57%	51%	50%	33%	17%
License and resale fees	261.4	187.4	180.0	7%	6%	7%	39%	4%

Total products and services	2,278.2	1,704.4	1,480.3	64%	58%	57%	34%	15%
Reimbursed expenses	86.0	80.3	60.4	2%	3%	2%	7%	33%

	$2,364.2	$1,784.7	$1,540.7	66%	60%	59%	32%	16%

Availability Services
Services	$1,163.2	$1,144.4	$1,034.8	33%	39%	40%	2%	11%
License and resale fees	20.7	22.4	15.2	1%	1%	1%	(8)%	47%

Total products and services	1,183.9	1,166.8	1,050.0	33%	39%	40%	1%	11%
Reimbursed expenses	7.8	3.8	2.5	—	—	—	105%	52%

	$1,191.7	$1,170.6	$1,052.5	34%	40%	41%	2%	11%

Total Revenue
Services	$3,180.0	$2,661.4	$2,335.1	89%	90%	90%	19%	14%
License and resale fees	282.1	209.8	195.2	8%	7%	8%	34%	7%

Total products and services	3,462.1	2,871.2	2,530.3	97%	97%	98%	21%	13%
Reimbursed expenses	93.8	84.1	62.9	3%	3%	2%	12%	34%

	$3,555.9	$2,955.3	$2,593.2	100%	100%	100%	20%	14%

22  |  2004 Annual Report

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Income From Operations

Overall results were consistent with our expectations at the beginning of 2004. Our total operating margin declined to 20% from 21% in 2003 due primarily to the initial aggregate impact of the lower margin businesses acquired in 2004.

Investment Support Systems (ISS)

The ISS operating margin declined 190 basis points (one hundred basis points equals one percentage point) in 2004. Most of this decline was attributable to the following: a $13 million decrease in internal software license fee revenue; the initial aggregate impact of ISS businesses acquired in 2004; a $5 million reduction in the carrying value of our investment in New York Stock Exchange seats; and the effect of including our output solutions business in ISS starting January 1, 2004.

The most important factors affecting the ISS operating margin are:

•	the operating margins of recently acquired businesses, which tend to be lower at the outset and improve over a number of years,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales,

•	continued pressure on pricing both in contract renewals and new contract signings,

•	the level of trading volumes, and

•	the overall condition of the financial services industry and the effect of any further consolidation among financial services firms.

Higher Education and Public Sector Systems (HE/PS)

The HE/PS operating margin was 16% and 12% in 2004 and 2003, respectively. The margin in 2004 is driven almost entirely by the margins of businesses acquired in 2004.

Availability Services (AS)

The AS operating margin was 31% and 29% in 2004 and 2003, respectively. The higher margin in 2004 was due primarily to lower depreciation expense because of short-lived assets acquired in 2001 becoming fully depreciated, a decrease in commission expense resulting from lower sales, lower costs associated with certain recovery resources, and collection of reserved accounts receivable.

The most important factors affecting the AS operating margin are:

•	the rate and value of contract renewals and new contract signings,

•	the timing and magnitude of equipment and facilities expenditures,

•	customers taking their availability solutions in-house, and

•	the trend toward availability solutions utilizing more dedicated resources.

The margin rate of the AS European business is inherently lower than the margin rate of the North American business due primarily to lower economies of scale in the distinct geographic markets served and, to a lesser extent, a higher percentage of “always on” solutions.

Revenue

Internal revenue is defined as revenue from businesses owned for at least one year. When assessing our financial results, we monitor growth in internal revenue because it provides a very important indicator of our year-over-year financial performance. Total revenue growth is not as good an indicator of year-over-year growth because it is affected by the unpredictable timing and magnitude of acquisitions. Due to the sale of Brut LLC (Brut) in September of 2004 (see Note 3 of Notes to Consolidated Financial Statements), we present internal revenue growth excluding and including Brut as follows:

	Year ended December 31,
Internal Revenue Growth	2004	2003
Excluding Brut
Total SunGard	2%	(2%)
Investment Support Systems	2.5%	(5%)

Including Brut
Total SunGard	4%	0%
Investment Support Systems	6%	(2%)

The following discussions of internal revenue growth are based on internal revenue excluding Brut.

Total revenue increased $601 million in 2004. Internal revenue increased approximately 2% in 2004 and decreased approximately 2% in 2003. Currency fluctuation had a positive impact of approximately 2% on internal revenue in both years. The improvement in the 2004 internal revenue growth rate was driven by an increase in services revenue, including professional services, offset in part by a decline in license fees. We believe that continued improvement in internal revenue growth will depend, in part, on an improved IT spending environment. We expect growth in internal revenue in both our Software & Processing Solutions business and our Availability Services business to be in the low to middle single digits for the full year 2005.

Services revenue, which is largely recurring in nature, includes revenue from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Services revenue increased to $3.2 billion from $2.7 billion, representing approximately 89% and 90% of total revenue in 2004 and 2003, respectively. The revenue increase in 2004 was due primarily to acquired businesses and to increases in availability services, wealth management systems and benefit, insurance and investor accounting systems.

Professional services revenue was $523 million and $376 million in 2004 and 2003, respectively. The increase was due to acquired businesses and improvement in benefit, insurance and investor accounting systems.

Revenue from license and resale fees was $282 million and $210 million in 2004 and 2003, respectively, and included software license revenue of $217 million and $172 million, respectively. The increase in software license fees was due primarily to acquired businesses and improvement in benefit, insurance and investor accounting systems. As in prior years, SunGard ended 2004 with a software license backlog, which consisted of signed contracts for licensed software that at our election or the election of our customer was not shipped to the customer until 2005, with the result that the license fees will be recognized as revenue in 2005. This year’s backlog was higher than usual, totaling $19 million, with the largest portion coming from license-fee businesses acquired in 2004.

Investment Support Systems

Total ISS revenue increased $234 million in 2004. ISS internal revenue increased approximately 2.5% in 2004 compared to a decrease of approximately 5% in 2003. Currency fluctuation had a positive impact of approximately 2% on internal revenue in both years.

ISS services revenue increased $209 million, and license and resale fees increased $1 million. The increase in services revenue was due primarily to $135 million from acquired businesses and to increases in wealth management systems and benefit, insurance and investor accounting systems. ISS internal professional services revenue improved in 2004 by $14 million (5%) after declining for two consecutive years.

Reimbursed expenses revenue increased $24 million in 2004 primarily due to the inclusion, effective January 1, 2004, of our output solutions business in ISS.

24  |  2004 Annual Report

Higher Education and Public Sector Systems

Revenue from HE/PS increased $346 million in 2004. HE/PS services revenue increased $291 million and license and resale fees increased $73 million, with both increases due to acquired businesses. Reimbursed expenses revenue decreased $18 million in 2004, due primarily to the effect of including our output solutions business in ISS beginning January 1, 2004.

Availability Services

AS revenue, which was all internal, increased $21 million, or 2%, in 2004 compared to an internal revenue increase of approximately 3% in 2003. Currency fluctuation had a positive impact of approximately 2% on internal revenue in both years. The primary factors for the lower internal revenue growth were new sales offset by the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors continue to have on prices.

Cost and Expenses

Total costs and expenses as a percentage of revenue were relatively consistent during 2004 and 2003.

Cost of sales and direct operating expenses increased as a percentage of total revenue to 45% in 2004 compared to 44% in 2003. The increase was due to acquired businesses and brokerage and trading systems. The Company expects to take a one-time charge of $10 million to $15 million in the first quarter of 2005 related to the relocation of a leased availability services facility in North Bergen, New Jersey, which was acquired in 2001 as part of the Comdisco, Inc. availability solutions business. The equipment in this facility is being relocated to an expanded facility in Carlstadt, New Jersey, thereby improving the operational resilience and scope of services available to customers.

Sales, marketing and administrative expenses increased $129 million in 2004 due to acquired businesses and, to a lesser extent, increased corporate expenses.

Since AS product development expenses are insignificant, it is more meaningful to look at product development expenses as a percentage of revenue from ISS and HE/PS. In 2004, product development expenses were 10% of revenue from ISS and HE/PS, compared to 11% in 2003. Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization) and net capitalized development costs in each of the years ended December 31 follow (in millions):

	2004	2003
Capitalized development costs	$17.6	$12.9
Amortization of previously capitalized development costs	11.3	8.8

Net capitalized development costs	6.3	4.1

Depreciation and amortization declined to 6% of total revenue in 2004 compared to 8% in 2003 because certain short-lived AS assets acquired in 2001 were fully depreciated.

Amortization of acquisition-related intangible assets increased $30 million in 2004 due to recently acquired businesses.

In 2004, we recorded a gain of $78 million ($46 million after tax; or $0.16 per diluted share) in connection with the sale of Brut, and merger and spin-off costs of $6 million ($6 million after tax; or $0.02 per diluted share). In 2003, we recorded a benefit of $3 million ($2 million after tax; or less than $0.01 per diluted share) from the reversal of previously recorded merger costs. See Note 3 of Notes to Consolidated Financial Statements.

Interest income in 2004 and 2003 was $8 million and $6 million, respectively. Interest expense in 2004 and 2003 was $29 million and $12 million, respectively. The increase in interest expense was due to the issuance of $500 million in senior unsecured notes in January 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Income From Operations

Overall results for 2003 were consistent with our expectations. Our total operating margin was 21% in 2003 and 2002. While we believe our competitiveness grew stronger in 2003, continued cost-cutting by our customers put pressure on revenue growth as contracts came up for renewal. Many of our products help customers reduce costs, which contributed to demand and improved our competitive position, but price pressure on fees was greater than we expected in 2003. These factors essentially cancelled each other out, resulting in the overall demand for our products and services meeting our expectations in 2003.

Investment Support Systems (ISS)

The ISS operating margin was 19% in 2003 compared with 23% in 2002. The lower margin in 2003 was due to the lower aggregate operating margin of acquired businesses. The impact on the 2003 margin of a $36 million decrease in internal professional services revenue was largely offset by cost controls.

Availability Services (AS)

The AS operating margin was 29% in 2003 compared with 24% in 2002. The higher margin in 2003 was due primarily to cost reductions associated with the successful integration of acquired businesses and the collection of accounts receivable that were reserved as uncollectible in 2002.

Revenue

Internal revenue is defined as revenue from businesses owned for at least one year. When assessing our financial results, we monitor growth in internal revenue because it provides a very important indicator of our year-over-year financial performance. Total revenue growth is not as good an indicator of year-over-year growth because it is affected by the unpredictable timing and magnitude of acquisitions. Due to the sale of Brut LLC (Brut) in September of 2004 (see Note 3 of Notes to Consolidated Financial Statements), we present internal revenue growth excluding and including Brut as follows:

	Year ended December 31,
Internal Revenue Growth	2003	2002
Excluding Brut
Total SunGard	(2%)	1%
Investment Support Systems	(5%)	(2%)

Including Brut
Total SunGard	0%	1%
Investment Support Systems	(2%)	(3%)

The following discussions of internal revenue growth are based on internal revenue excluding Brut.

Total revenue increased $362 million in 2003. Internal revenue decreased 2% in 2003 compared to an increase of approximately 1% in 2002. Currency fluctuation had a positive impact of approximately 2% on 2003 internal revenue. During 2003, a decrease in internal revenue from ISS and HE/PS was partially offset by an increase in AS internal revenue. Internal revenue growth fluctuated from a low of negative 5% during the second quarter to a high of 1% during the fourth quarter. In 2003, the effects of the economic slowdown hindered revenue growth in all three segments.

Services revenue increased to $2.7 billion from $2.3 billion, representing approximately 90% of total revenue in both periods. The increase in 2003 was due primarily to acquired businesses and an increase in AS internal revenue, offset in part by a decrease in ISS internal professional services revenue.

Professional services revenue was $376 million in 2003 compared to $358 million in 2002. The increase was due primarily to acquired businesses, offset in part by a decrease in ISS internal revenue, which resulted from lower customer spending for new and existing projects.

Revenue from license and resale fees was $210 million and $195 million in 2003 and 2002, respectively, and includes software license revenue of $172 million and $155 million, respectively. The 2003 increase in software license fees was due to acquired businesses offset in part by a decrease in HE/PS internal revenue.

26  |  2004 Annual Report

Investment Support Systems

Total ISS revenue increased $198 million in 2003. Internal ISS revenue decreased approximately 5% in 2003 due primarily to the economic slowdown resulting in lower customer spending, especially in the financial services industry.

In 2003, ISS services revenue increased $170 million and license and resale fees increased $7 million. The increase in services revenue was due primarily to acquired businesses, offset in part by a $36 million decrease in internal professional services revenue. Professional services revenue was down across ISS, especially in benefit, insurance and investor accounting systems which accounted for approximately 60% of the decrease. The increase in license and resale fees was due primarily to acquired businesses offset by lower customer spending for new and existing projects across most ISS businesses. Revenue from reimbursed expenses increased $21 million due primarily to acquired brokerage and trading systems businesses.

Higher Education and Public Sector Systems

Revenue from HE/PS increased $46 million in 2003. The increase was due to an acquired business offset in part by a decrease in internal revenue of approximately 5%. The decrease in internal revenue was due primarily to lower license and resale fees.

Availability Services

AS revenue increased $118 million in 2003. Internal AS revenue increased approximately 3% in 2003 compared to 7% in 2002. The primary factors for the lower internal revenue growth were the loss of business to customers taking certain of their availability solutions in-house, continued depressed capital spending by customers due to the economic slowdown, and our ongoing efforts to renew shorter-term contracts for longer-term commitments in exchange for lower monthly fees.

Cost and Expenses

Total costs and expenses as a percentage of revenue were relatively consistent during 2003 and 2002.

Cost of sales and direct operating expenses increased $190 million in 2003 and increased as a percentage of total revenue to 44% in 2003 compared to 42% in 2002. The increase was due to acquired businesses, offset in part by lower cost of sales and direct operating expenses associated with lower ISS sales in 2003 and by a nonrecurring AS equipment sale in 2002. The increase in cost of sales and direct operating expenses as a percentage of total revenue was due to certain ISS businesses, especially in brokerage and trading systems, having a higher percentage of cost of sales and direct operating expenses, offset in part by a decrease in AS costs due to the integration of acquired businesses.

Sales, marketing and administrative costs decreased as a percentage of total revenue to 18% during 2003 from 19% during 2002 because of cost controls and lower commission and incentive compensation expense.

Since AS product development expenses are insignificant, it is more meaningful to look at product development expenses as a percentage of revenue from ISS and HE/PS. In 2003, product development expenses were 11% of revenue from ISS and HE/PS, compared to 10% in 2002. Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization) and net capitalized development costs in each of the years ended December 31 follow (in millions):

	2003	2002
Capitalized development costs	$12.9	$15.4
Amortization of previously capitalized development costs	8.8	6.9

Net capitalized development costs	$4.1	$8.5

Depreciation and amortization was 8% of total revenue in both 2003 and 2002.

Amortization of acquisition-related intangible assets totaled $89 million and $65 million in 2003 and 2002, respectively ($0.18 and $0.14 per diluted share, respectively). The increase was due to acquired businesses.

As explained in Note 3 of Notes to Consolidated Financial Statements, we recorded a benefit of $3 million in 2003 (less than $0.01 per diluted share) from the reversal of previously recorded merger costs. In 2002, we recorded merger costs of $13 million ($0.03 per diluted share). In addition, we recorded other expense of $3 million in 2003 (less than $0.01 per diluted share) related to our share of the net loss of certain businesses during the period when we owned more than 20% but less than 50% of the equity, and a loss in 2003 and a gain in 2002 from foreign currency purchased to fund acquisitions.

Interest income decreased $2 million in 2003 due primarily to lower cash and investment balances and lower interest rates.

Interest expense decreased $1 million in 2003 due to lower average debt balances under our credit line and lower interest rates in 2003.

Liquidity and Capital Resources

At December 31, 2004, cash and equivalents were $675 million, an increase of $196 million from December 31, 2003. Cash flow from operations was $785 million and $645 million in 2004 and 2003, respectively, or approximately 1.7 times net income in each year. Cash flow from operations was 2.4 times net income in 2002. The 2002 ratio was unusually high due to a significant one-time reduction in the initial working capital of an acquired business. The 2004 and 2003 ratios represent a return to our normal range of 1.5 to 2.0 times net income.

In 2004, we used our operating cash flow to pay $799 million, net of cash acquired, for acquired businesses (including $25 million paid as additional consideration based upon the operating performance of Brut) and $240 million of capital expenditures for property, equipment and software. At December 31, 2004, we had $45 million of short-term debt and $509 million of long-term debt, while stockholders’ equity exceeded $3.25 billion.

On February 26, 2004, our Board of Directors authorized the purchase by the Company of up to 5 million shares of our common stock during a one year period which expired February 24, 2005. Shares purchased under this plan were used to offset the effect of issuances under our employee stock option and purchase plans. Through December 31, 2004, we purchased 3.9 million shares for $104 million.

At December 31, 2004, our contractual obligations follow (in millions):

	Total	2005	2006–2007	2008–2009	2010 and After
Short-term and long-term debt	$554.4	$45.3	$6.7	$252.2	$250.2
Operating leases	712.1	153.6	234.3	138.8	185.4
Purchase obligations	186.4	71.2	58.5	14.4	42.3
Pending acquisitions	182.0	182.0	—	—	—

	$1,634.9	$452.1	$299.5	$405.4	$477.9

Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

In addition to the contractual obligations above, we have contingent purchase price obligations that depend upon the operating performance of certain acquired businesses. These obligations cannot exceed $166 million and could be paid over the next two years. The maximum amount payable within the next year is $50 million, of which we currently expect to pay zero. We also have outstanding letters of credit and bid bonds that total approximately $46 million. We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet arrangements, other than operating leases.

Since December 31, 2004, we acquired five businesses for an aggregate of approximately $400 million in cash, of which $182 million was committed for at December 31, 2004.

We believe that, both before and after the planned spin-off of SunGard Availability, our existing cash resources and cash generated from operations will be sufficient to meet our operating requirements, debt repayments, contingent acquisition payments and ordinary capital spending needs for the foreseeable future. We believe that we have the capacity to secure additional credit or issue equity to finance additional capital needs.

Effect of Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a new standard on accounting for share-based payments, SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R supersedes Accounting Principles Board Opinion Number 25 (APB 25) and requires companies to expense the fair value of employee stock options and similar awards. SFAS 123R is effective as of the beginning of the first reporting period that begins after June 15, 2005. Under SFAS 123R, registrants can select from two transition methods: the modified prospective method where stock compensation expense is recorded for all unvested and new awards after July 1, 2005 or the modified retrospective method where companies apply the modified prospective method, but also either (a) restate their prior

28  |  2004 Annual Report

financial statements beginning after December 15, 1994 to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of SFAS 123 or (b) restate only their prior interim periods in the year of adoption. The adoption of SFAS 123R will have a material effect on the Company’s financial position and its results of operations but will not affect its net cash flows. The Company is currently evaluating the transition methods and the effect that the planned spin-off of its Availability Services business will have on its stock compensation expense.

The Company will adopt Emerging Issues Task Force No. 03-13, Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations (EITF 03-13). The EITF abstract provides an approach for evaluating whether the criteria in paragraph 42 of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), have been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of SFAS 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The Company will adopt EITF 03-13 as of January 1, 2005 and such adoption is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2004 the FASB Emerging Issues Task Force reached a consensus on Issue 04-01, Accounting for Pre-existing Relationships between the Parties to a Business Combination (EITF 04-01). EITF 04-01 is effective for business combinations completed in reporting periods beginning after October 13, 2004. EITF 04-01 applies when two parties that have a pre-existing contractual relationship enter into a business combination. EITF 04-01 addresses whether a consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The Company will adopt EITF 04-01 as of January 1, 2005 and such adoption is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004 the FASB Staff issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Jobs Act), which was effective upon issuance. FSP 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004 and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although the Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the Company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have rarely used derivative financial instruments to manage risk exposures and have never used derivative financial instruments for trading or speculative purposes. Our available cash is invested in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we borrow to fund acquisitions. We do not believe that we have a material exposure to interest rate changes. Under our existing credit facility, we may designate borrowings as base-rate borrowings or LIBOR borrowings. Base-rate borrowings bear interest generally at the prime rate plus a margin (currently zero), while LIBOR borrowings bear interest at a rate equal to LIBOR plus a margin (currently 0.75%), depending upon our credit rating at the time of the borrowing. A downgrade in our credit rating would result in an increase in our interest rate under our credit facility of up to 0.75%, while an upgrade in our credit rating would result in a decrease in our interest rate of 0.25%. At December 31, 2004, there were no borrowings outstanding under our credit facility.

During 2004, approximately 26% of our revenue was from customers outside the United States. Approximately 77% of this revenue was from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in foreign currencies, the majority being British pounds and euros. Revenue and expenses of our foreign operations are generally denominated in their respective currencies. We continue to monitor our exposure to foreign exchange rates as a result of our recent acquisitions and ongoing changes in our operations. We do not believe that we have a material exposure to changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

See Index to the Consolidated Financial Statements on page 36.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

See Index to the Consolidated Financial Statements on page 36.

(c) Attestation Report of Registered Public Accounting Firm

See Index to the Consolidated Financial Statements on page 36.

(d) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2005 Proxy Statement entitled REPORT OF THE AUDIT COMMITTEE, REPORT OF THE COMPENSATION COMMITTEE and PERFORMANCE GRAPH shall not be deemed to be “filed” as part of this Report.

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors, audit committee and audit committee financial expert is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the section of our Proxy Statement entitled ELECTION OF DIRECTORS. Information concerning our executive officers is included in Item 4.1, Part I, of this Report on Form 10-K.

We adopted a Global Business Conduct and Compliance Program that is applicable to our directors and employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Global Business Conduct and Compliance Program is available on our website at www.sungard.com/investors. Stockholders may request a free copy of our Global Business Conduct and Compliance Program from:

SunGard Data Systems Inc.

Investor Relations

680 East Swedesford Road

Wayne, PA 19087

30  |  2004 Annual Report

If we make any substantive amendments to the Global Business Conduct and Compliance Program which apply to our Chief Executive Officer, Chief Financial Officer or Controller or grant any waiver, including any implicit waiver, from a provision of the Global Business Conduct and Compliance Program to our directors or executive officers, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

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

Item 11. Executive Compensation

This information is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the section entitled EXECUTIVE COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the section entitled BENEFICIAL OWNERSHIP OF COMMON STOCK. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the section entitled EQUITY COMPENSATION PLAN INFORMATION.

Item 13. Certain Relationships and Related Transactions

This information is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the sections entitled EXECUTIVE COMPENSATION, BENEFICIAL OWNERSHIP OF COMMON STOCK and ELECTION OF DIRECTORS.

ITEM 14. Principal Accountant Fees and Services

This information is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the sections of our proxy statement entitled RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to the Consolidated Financial Statements on page 36.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 33 of this Report. Exhibits 10.14 through 10.35 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: March 14, 2005	By:	/s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ CRISTÓBAL CONDE Cristóbal Conde	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2005

/s/ MICHAEL J. RUANE Michael J. Ruane	Senior Vice President–Finance and Chief Financial Officer (principal financial officer)	March 14, 2005

/s/ ANDREW P. BRONSTEIN Andrew P. Bronstein	Vice President and Controller (principal accounting officer)	March 14, 2005

/s/ GREGORY S. BENTLEY Gregory S. Bentley	Director	March 14, 2005

/s/ MICHAEL C. BROOKS Michael C. Brooks	Director	March 14, 2005

/s/ RAMON DE OLIVEIRA Ramon de Oliveira	Director	March 14, 2005

/s/ HENRY C. DUQUES Henry C. Duques	Director	March 14, 2005

/s/ ALBERT A. EISENSTAT Albert A. Eisenstat	Director	March 14, 2005

/s/ BERNARD GOLDSTEIN Bernard Goldstein	Director	March 14, 2005

/s/ JANET BRUTSCHEA HAUGEN Janet Brutschea Haugen	Director	March 14, 2005

/s/ ROBERT E. KING Robert E. King	Director	March 14, 2005

/s/ JAMES L. MANN James L. Mann	Chairman of the Board of Directors	March 14, 2005

/s/ MALCOLM I. RUDDOCK Malcolm I. Ruddock	Director	March 14, 2005

32  |  2004 Annual Report

List of Exhibits

Number	Document

3.1	Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

3.2	Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Commission File No. 1-12989)).

4.1	Specimen Common Stock Certificate of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Registration Statement on Form S-1 and Amendments No. 1, No. 2 and No. 3 thereto (Registration No. 33-3181)).

4.2	Rights Agreement dated as of July 18, 2000 between SunGard and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated July 18, 2000 and filed on July 21, 2000).

4.3	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.8	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.9	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.10	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

10.11		January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (filed with this Report).

10.12		September 2000 Lease between Prologis UK S.A.R.L., Prologis UK VII S.A.R.L. and Guardian iT plc relating to SunGard’s facility at Green Lane Hounslow, England (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.13		Five-Year Credit Agreement dated as of January 9, 2004 among SunGard, certain banks and other financial institutions, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, Wachovia Bank, N.A., as Syndication Agent, and ABN Amro Bank, N.V., Bank of America, N.A. and Citibank, N.A., as Co-Documentation Agents (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

10.14	(1)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (“Mann Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-12989)).

10.15	(1)	Amendment to Mann Agreement, dated as of February 25, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-12989)).

10.16	(1)	Form of Change in Control Agreement including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.17	(1)	Form of Change in Control Agreement not including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.18	(1)	Addendum to Change in Control Agreement between SunGard Data Systems Inc. and Michael J. Ruane, effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.19	(1)	SunGard’s 1986 Stock Option Plan, Amendments thereto, dated January 1, 1987, November 1, 1988, February 6, 1990, November 8, 1991, February 16, 1993 and February 13, 1995, and United Kingdom Addendum thereto, dated February 12, 1991 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-14232)).

10.20	(1)	Amendment No. 6 to SunGard’s 1986 Stock Option Plan (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.21	(1)	SunGard’s Restricted Stock Award Plan for Outside Directors (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 0-14232)).

10.22	(1)	Amendment No. 1 to SunGard’s Restricted Stock Award Plan for Outside Directors (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.23	(1)	Amendment No. 2 to SunGard’s Restricted Stock Award Plan for Outside Directors (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.24	(1)	SunGard’s Amended and Restated 1994 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

34  |  2004 Annual Report

10.25	(1)	SunGard’s Amended and Restated 1996 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.26	(1)	The United Kingdom Addendum to SunGard’s 1996 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.27	(1)	SunGard’s Amended and Restated 1998 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.28	(1)	SunGard’s Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.29	(1)	SunGard’s Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.30	(1)	Form of Non-qualified Stock Option (filed with this Report).

10.31	(1)	Form of Performance Accelerated Stock Option (filed with this Report).

10.32	(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (filed with this Report).

10.33	(1)	Summary Description of SunGard’s Long-Term Executive Incentive Compensation Plan (filed with this Report).

10.34	(1)	Summary Description of SunGard’s Outside Director Stock in Lieu of Cash Fees Program (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

10.35	(1)	Form of Indemnification Agreement entered into by SunGard with its directors and officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).

10.36		Registration Rights Agreement dated January 15, 2004 between SunGard and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

21.1		Subsidiaries of the Registrant (filed with this Report).

23.1		Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).

31.1		Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

31.2		Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1		Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2		Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

(1)	Management contract or compensatory plan or arrangement.

SunGard Data Systems Inc.

36  |  Annual Report

Report of Management on Internal Control Over Financial Reporting

The management of SunGard Data Systems Inc. is responsible for establishing and maintaining adequate internal control over financial reporting and for our assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, we concluded that the company had effective internal control over financial reporting as of December 31, 2004, based on the specified criteria.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm that also issued an opinion on the company’s financial statements, as stated in their report which is included on page F-2.

March 3, 2005

/s/ Cristóbal Conde	/s/ Michael J. Ruane	/s/Andrew P. Bronstein
President and Chief Executive Officer	Senior Vice President — Chief Financial Officer	Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Data Systems Inc.:

We have completed an integrated audit of SunGard Data Systems Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SunGard Data Systems Inc. at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, PA

March 3, 2005

F-2  |  2004 Annual Report

SunGard Data Systems Inc.

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per-share amounts)	2004	2003	2002
Revenue:
Services	$3,179,967	$2,661,409	$2,335,093
License and resale fees	282,085	209,756	195,222

Total products and services	3,462,052	2,871,165	2,530,315
Reimbursed expenses	93,819	84,087	62,922

	3,555,871	2,955,252	2,593,237

Costs and expenses:
Cost of sales and direct operating	1,607,614	1,291,925	1,101,839
Sales, marketing and administration	665,275	536,069	504,737
Product development	236,401	194,790	158,844
Depreciation and amortization	218,136	222,725	202,963
Amortization of acquisition-related intangible assets	118,893	88,681	65,098
Merger costs	6,168	(2,547)	12,523

	2,852,487	2,331,643	2,046,004

Income from operations	703,384	623,609	547,233
Interest income	8,222	6,048	8,408
Interest expense	(28,536)	(11,653)	(13,074)
Other income (expense)	78,066	(2,880)	730

Income before income taxes	761,136	615,124	543,297
Income taxes	307,495	244,814	217,656

Net income	$453,641	$370,310	$325,641

Basic net income per common share	$1.57	$1.30	$1.15

Shares used to compute basic net income per common share	288,822	285,679	282,420

Diluted net income per common share	$1.54	$1.27	$1.12

Shares used to compute diluted net income per common share	294,891	292,067	289,654

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except per-share amounts)	2004	2003
Assets
Current:
Cash and equivalents	$674,946	$478,941
Trade receivables, less allowance for doubtful accounts of $50,036 and $45,785	618,181	560,898
Earned but unbilled receivables	117,564	62,194
Prepaid expenses and other current assets	108,766	95,495
Clearing broker assets	232,450	126,250
Deferred income taxes	42,579	39,514

Total current assets	1,794,486	1,363,292
Property and equipment, less accumulated depreciation of $924,895 and $744,264	620,293	562,325
Software products, less accumulated amortization of $415,950 and $335,175	352,722	220,091
Customer base, less accumulated amortization of $213,393 and $156,318	556,965	398,765
Other tangible and intangible assets, less accumulated amortization of $25,816 and $20,562	45,958	72,166
Deferred income taxes	—	29,070
Goodwill	1,824,217	1,354,398

Total Assets	$5,194,641	$4,000,107

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$45,332	$12,943
Accounts payable	60,334	51,111
Accrued compensation and benefits	179,638	149,147
Other accrued expenses	252,381	195,828
Clearing broker liabilities	208,730	120,357
Deferred revenue	629,710	517,999

Total current liabilities	1,376,125	1,047,385
Long-term debt	509,046	186,854
Deferred income taxes	57,834	—

Total liabilities	1,943,005	1,234,239

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 shares are designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 292,258 and 288,536 shares issued	2,923	2,885
Capital in excess of par value	957,092	886,651
Restricted stock plans	(2,143)	(2,002)
Retained earnings	2,220,631	1,766,990
Accumulated other comprehensive income	176,964	111,344

	3,355,467	2,765,868
Treasury stock, at cost, 3,930 and 0 shares	(103,831)	—

Total stockholders’ equity	3,251,636	2,765,868

Total Liabilities and Stockholders’ Equity	$5,194,641	$4,000,107

The accompanying notes are an integral part of these financial statements.

F-4  |  2004 Annual Report

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2004	2003	2002
Cash Flow From Operations
Net income	$453,641	$370,310	$325,641
Reconciliation of net income to cash flow from operations:
Gain on sale of Brut, net of tax	(46,063)	—	—
Depreciation and amortization	337,029	311,406	268,061
Other noncash credits	(17,071)	(18,857)	(3,971)
Gain on sale of non-operating facility	—	(6,563)	—
Deferred income tax provision	13,091	41,556	44,523
Accounts receivable and other current assets	53,921	14,301	146,233
Accounts payable and accrued expenses	(478)	(89,380)	5,904
Clearing broker assets and liabilities, net	(17,781)	(4,895)	—
Deferred revenues	9,139	27,056	(4,420)

Cash flow from operations	785,428	644,934	781,971

Investment Activities
Cash paid for acquired businesses, net of cash acquired	(798,509)	(464,558)	(236,433)
Cash received for sale of businesses, net of cash sold	193,992	—	—
Cash paid for property and equipment	(210,090)	(182,294)	(121,293)
Cash received from sale of non-operating facility	—	12,693	—
Cash paid for software and other assets	(30,209)	(29,258)	(36,741)

Cash used in investment activities	(844,816)	(663,417)	(394,467)

Financing Activities
Cash received from stock option and award plans	62,427	71,856	45,669
Cash used to purchase treasury stock	(103,831)	—	—
Cash received from borrowings, net of fees	590,468	146,899	56,216
Cash used to repay debt	(293,671)	(161,066)	(445,974)

Cash provided by (used in) financing activities	255,393	57,689	(344,089)

Increase in cash and equivalents	196,005	39,206	43,415
Beginning cash and equivalents	478,941	439,735	396,320

Ending cash and equivalents	$674,946	$478,941	$439,735

Supplemental Information
Interest paid	$18,386	$11,790	$13,582

Income taxes paid	$254,307	$209,270	$155,962

Acquired businesses:
Property and equipment	$27,020	$10,585	$78,574
Software products	176,607	114,482	12,235
Purchased in-process research and development	—	910	—
Customer base	204,474	82,411	102,995
Goodwill	527,903	363,794	299,663
Other tangible and intangible assets	12,103	8,970	22,037
Deferred income taxes	(47,740)	(26,044)	(3,508)
Purchase price obligations and debt assumed	(56,984)	(7,648)	(134,972)
Net current liabilities assumed	(44,874)	(82,902)	(140,591)

Cash paid for acquired businesses, net of cash acquired of $148,749, $61,507 and $48,483 in 2004, 2003 and 2002, respectively	$798,509	$464,558	$236,433

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock
(in thousands)	Number of Shares	Par Value	Number of Shares	Par Value
Balances at December 31, 2001	—	$—	281,422	$2,814
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares issued under stock plans	—	—	2,374	24
Shares returned under restricted stock plan	—	—	—	—
Compensation expense related to stock plans	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at December 31, 2002	—	—	283,796	2,838
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares issued under stock plans	—	—	4,740	47
Compensation expense related to stock plans	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at December 31, 2003	—	—	288,536	2,885
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares repurchased	—	—	—	—
Shares issued under stock plans	—	—	3,722	38
Compensation expense related to stock plans	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at December 31, 2004	—	$—	292,258	$2,923

The accompanying notes are an integral part of these financial statements.

F-6  |  2004 Annual Report

			Accumulated Other Comprehensive Income	Treasury Stock
Capital in Excess of Par Value	Restricted Stock Plans	Retained Earnings	Foreign Currency Translation	Number of Shares	Cost	Total
$763,407	$(3,514)	$1,071,039	$(25,179)	(650)	$(14,711)	$1,793,856
—	—	325,641	—	—	—
—	—	—	49,144	—	—
						374,785
31,303	(473)	—	—	620	14,015	44,869
—	800	—	—	(28)	—	800
—	863	—	—	—	—	863
7,226	—	—	—	—	—	7,226

801,936	(2,324)	1,396,680	23,965	(58)	(696)	2,222,399
—	—	370,310	—	—	—
—	—	—	87,379	—	—
						457,689
73,186	(500)	—	—	58	696	73,429
—	822	—	—	—	—	822
11,529	—	—	—	—	—	11,529

886,651	(2,002)	1,766,990	111,344	—	—	2,765,868
—	—	453,641	—	—	—
—	—	—	65,620	—	—
						519,261
—	—	—	—	(3,930)	(103,831)	(103,831)
63,364	(975)	—	—	—	—	62,427
—	834	—	—	—	—	834
7,077	—	—	—	—	—	7,077

$957,092	$(2,143)	$2,220,631	$176,964	(3,930)	$(103,831)	$3,251,636

SunGard Data Systems Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

SunGard Data Systems Inc. has three segments: Investment Support Systems (ISS), Higher Education and Public Sector Systems (HE/PS), and Availability Services (AS). The ISS and HE/PS segments comprise the Company’s Software & Processing Solutions business. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company evaluates its estimates and judgments on an ongoing basis and revises them when necessary. Actual results may differ from the original or revised estimates.

The Company amortizes identifiable intangible assets over periods that it believes approximate the related useful lives of those assets based upon estimated future operating results and cash flows of the underlying business operations. The Company closely monitors estimates of those lives, which could change due to many factors, including product demand, market conditions, regulations affecting the business model of the Company’s brokerage operations, technological developments, economic conditions and competition.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 requires that the following criteria be met in determining whether revenue has been earned: persuasive evidence of an arrangement exists; services have been provided; the price is fixed or determinable; and collectibility is reasonably assured.

The Company generates services revenue from availability services, processing services, software maintenance and rentals, professional services, broker/dealer fees and hardware rentals. All services revenue is recorded as the services are provided based on the fair value of each element. Fair value is determined based on the sales price of each element when sold separately. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided, and the related costs are incurred ratably over the contract period. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. ISS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of users, accounts, trades or transactions or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon the estimated percentage of completion, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When fixed-fee contracts include both professional services and software and require a significant amount of program modification or customization, installation, systems integration or related services, the professional services and license revenue is recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract are reflected in the period during which the change becomes known. Losses, if any, are recognized immediately.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed, collection is probable, and there is sufficient evidence of the fair value of each undelivered element. Revenue is recorded over the contract period when customer payments are extended beyond normal billing terms, or when there is significant acceptance, technology or service risk. Revenue also is recorded over the contract period in those instances where the software is bundled together with computer equipment or other post-delivery services, and there is not sufficient evidence of the fair value of each element.

Sufficient evidence of fair value is determined by reference to vendor specific objective evidence (VSOE) as defined in American Institute of Certified Public Accountants’ Statement of Position (SOP) 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. First, the revenue for the undelivered elements is set at the fair value of those elements using VSOE of the price

F-8  |  2004 Annual Report

paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

VSOE supporting the fair value of maintenance is based on the optional renewal rates for each product included in the Company’s contracts, typically 18% to 20% of the software license fee per year. Maintenance revenue is recognized on a straight-line basis over the contract period. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately. Professional services revenue is recognized as the services are performed.

In some multiple-element arrangements that include software licenses and services, the services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the services are performed. The deferred portion is equal to the difference between the discounted services rates to be charged to the customer and the undiscounted fair value of those services based on VSOE. As a result, initial revenue is decreased and future revenue is increased by the amount deferred.

Unbilled receivables are created when services are performed or software is delivered and revenue is recognized in advance of billings. The amount of the unbilled receivables is contract specific. For instance, when customers are billed one month in arrears for processing services, revenue for each month is included in unbilled receivables until it is billed in the following month. Deferred revenue is typically created by the Company’s practice of billing in advance of performing certain services.

Cash and Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. By policy, the Company places its available cash and short-term investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer. The Company sells a significant portion of its products and services to the financial services industry and could be affected by the overall condition of that industry. The Company believes that any credit risk associated with accounts receivable is substantially mitigated by the relatively large number of customer accounts and reasonably short collection terms. Accounts receivable is stated at estimated net realizable value, which approximates fair value.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (two to eight years for equipment and ten to forty years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment was $189 million, $198 million and $183 million in 2004, 2003 and 2002, respectively.

Foreign Currency Translation

The functional currency of each of the Company’s foreign operations is the local currency of the country in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period.

Increases and decreases in net assets resulting from foreign currency translation are reflected in stockholders’ equity as a component of accumulated other comprehensive income or loss.

Software Products

Product development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Costs associated with purchased software, software obtained through business acquisitions, and new products and enhancements to existing products that are technologically feasible and recoverable are capitalized and amortized over the estimated useful lives of the related products, generally five to ten years, using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization.

Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization) and net capitalized development costs in each of the years ended December 31 follow (in millions):

	2004	2003	2002
Capitalized development costs	$17.6	$12.9	$15.4
Amortization of previously capitalized development costs	11.3	8.8	6.9

Net capitalized development costs	$6.3	$4.1	$8.5

Amortization of all software products aggregated $83 million, $62 million and $51 million in 2004, 2003 and 2002 respectively. In 2002, amortization of acquisition-related intangible assets included charges of $5 million for the impairment of certain acquired ISS software products.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from four to nineteen years.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. When circumstances change or at least annually, the Company compares the carrying value of its reporting units to their estimated fair value. If the carrying value is greater than the respective estimated fair value, the Company then determines if the goodwill is impaired and whether some or all of the goodwill should be written off as a charge to operations. The estimate of fair value requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving the future cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value of the reporting unit.

Changes in goodwill by segment during the years ended December 31, 2004 and 2003 follow (in thousands):

	ISS	HE/PS	AS	Total
Balances at December 31, 2002	$321,242	$32,823	$584,985	$939,050
2003 acquisitions	265,404	75,524	1,153	342,081
Adjustments to previous acquisitions	(882)	—	(7,405)	(8,287)
Payment of contingent purchase price	30,000	—	—	30,000
Effect of foreign currency translation	12,139	—	39,415	51,554

Balances at December 31, 2003	627,903	108,347	618,148	1,354,398
2004 acquisitions	80,332	456,511	—	536,843
2004 divestitures	(95,954)	—	—	(95,954)
Adjustments to previous acquisitions	(30,285)	(588)	(3,067)	(33,940)
Payment of contingent purchase price	25,000	—	—	25,000
Effect of foreign currency translation	10,902	—	26,968	37,870

Balances at December 31, 2004	$617,898	$564,270	$642,049	$1,824,217

Adjustments to previous ISS acquisitions in 2004 include an adjustment to the deferred income tax balance resulting from the finalization of deductible net operating losses and acquired tax basis of intangible assets associated with a prior-year acquisition.

F-10  |  2004 Annual Report

Other Tangible and Intangible Assets

Other tangible and intangible assets consist primarily of noncompetition agreements obtained in business acquisitions, long-term accounts receivable, prepayments and long-term investments. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from two to five years. The carrying value of the Company’s investment in five seats on the New York Stock Exchange used in its ISS business was reduced by $5 million in 2004 to a $6 million carrying value due to a permanent impairment. The write-down was included in cost of sales and direct operating expenses.

Based on amounts recorded at December 31, 2004, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2005	$117,086
2006	110,510
2007	100,440
2008	87,586
2009	69,146

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” (APB 25) in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. SFAS Number 123, “Accounting for Stock-Based Compensation,” changes the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 is currently optional (see “Effect of Recent Accounting Pronouncements” below); however, the following supplemental information is provided for each of the years ended December 31 (in thousands, except per-share amounts):

	2004	2003	2002
Net income, as reported (including stock-based employee compensation costs, net of tax, of $500, $493 and $520, respectively)	$453,641	$370,310	$325,641
Additional stock-based employee compensation costs under SFAS 123, net of tax	(88,262)	(69,149)	(54,363)

Pro forma net income	$365,379	$301,161	$271,278

Net income per common share, as reported:
Basic	$1.57	$1.30	$1.15

Diluted	$1.54	$1.27	$1.12

Pro forma net income per common share:
Basic	$1.27	$1.05	$0.96

Diluted	$1.24	$1.03	$0.94

The fair value of options granted in each year using the Black-Scholes pricing model and related assumptions follow:

	2004	2003	2002
Weighted-average fair value on date of grant	$14.68	$12.11	$17.26
Ratio of weighted-average fair value to weighted-average market value on date of grant	55%	57%	57%
Assumptions used to calculate fair value:
Volatility	48%	53%	52%
Risk-free interest rate	3.4%	3.1%	3.1%
Expected term(1)	6 years	6 years	6 years
Dividends	zero	zero	zero

(1)	Nine and one-half years for unvested performance accelerated stock options.

This pro forma disclosure is not necessarily indicative of what stock option expense will be in future years.

Income Taxes

The Company recognizes deferred income tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are calculated based on the difference between the financial and tax bases of assets and liabilities using the currently enacted income tax rates in effect during the years in which the differences are expected to reverse.

Effect of Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a new standard on accounting for share-based payments, SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R supersedes Accounting Principles Board Opinion Number 25 (APB 25) and requires companies to expense the fair value of employee stock options and similar awards. SFAS 123R is effective as of the beginning of the first reporting period that begins after June 15, 2005. Under SFAS 123R, registrants can select from two transition methods: the modified prospective method where stock compensation expense is recorded for all unvested and new awards after July 1, 2005 or the modified retrospective method where companies apply the modified prospective method, but also either (a) restate their prior financial statements beginning after December 15, 1994 to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of SFAS 123 or (b) restate only their prior interim periods in the year of adoption. The adoption of SFAS 123R will have a material effect on the Company’s financial position and results of operations but will not affect its net cash flows. The Company is currently evaluating the transition methods and the effect that the planned spin-off of its availability services business (see Note 2) will have on its stock compensation expense.

The Company will adopt Emerging Issues Task Force No. 03-13, Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations (EITF 03-13). The EITF abstract provides an approach for evaluating whether the criteria in paragraph 42 of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), have been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, paragraph 42 of SFAS 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The Company will adopt EITF 03-13 as of January 1, 2005 and such adoption is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2004 the FASB Emerging Issues Task Force reached a consensus on Issue 04-01, Accounting for Pre-existing Relationships between the Parties to a Business Combination (EITF 04-01). EITF 04-01 is effective for business combinations completed in reporting periods beginning after October 13, 2004. EITF 04-01 applies when two parties that have a pre-existing contractual relationship enter into a business combination. EITF 04-01 addresses whether a consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The Company will adopt EITF 04-01 on January 1, 2005 and such adoption is not expected to have a material effect on the Company’s financial position or results of operations.

F-12  |  2004 Annual Report

In December 2004 the FASB Staff issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Jobs Act), which was effective upon issuance. FSP 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004 and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although the Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the Company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

2. Spin-Off of Availability Services

On October 4, 2004, the Company announced a plan to spin off its availability services business into a separate publicly traded company through a tax-free distribution of shares to its shareholders. The shares distributed will be those of SunGard Inc. (SunGard Availability), which will hold all of the Company’s availability services business at the time of the spin-off. As a result, stockholders of SunGard Data Systems Inc. as of the record date for the spin-off will own shares in both companies. The Company will continue to operate its software and processing solutions business—which includes both its ISS and HE/PS business segments. At the time of the spin-off, SunGard Availability will change its name to “SunGard Inc.,” and the Company, SunGard Data Systems Inc., will adopt a new name.

The Company is scheduled to complete the spin-off during the second quarter of 2005. The spin-off is subject to certain conditions, including receipt of a favorable ruling from the Internal Revenue Service and an acceptable tax opinion, and may or may not occur by the contemplated time or at all. Subsequent to the spin-off, the Company expects to report the availability services business as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

After the spin-off, the Company and SunGard Availability will operate independently of each other as separate public companies. The Company plans to enter into a separation and distribution agreement with SunGard Availability that, together with other ancillary agreements, will facilitate the spin-off. These agreements will also govern our relationship with SunGard Availability subsequent to the distribution and provide for the allocation of employee benefits, tax and other liabilities and obligations. The material ancillary agreements include: a transition services agreement; an employee matters agreement; an intellectual property assignment and license agreement; and a tax-sharing and indemnification agreement.

3. Acquisitions and Dispositions

Acquisitions

The Company seeks to grow by developing existing businesses and buying new businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2004, the Company completed seven acquisitions in its ISS segment and three acquisitions in its HE/PS segment, including the acquisition of Systems & Computer Technology Corporation (SCT) in the HE/PS segment on February 12, 2004. Gross cash paid was $922 million, subject to certain adjustments, and there was $537 million of goodwill recorded in connection with these acquisitions.

The following table lists the businesses the Company acquired in 2004:

Acquired Company/Business	Date Acquired	Description

FAME Information Services, Inc.	01/22/04	Historical market and reference data, and data management technology.

Systems & Computer Technology Corporation	02/12/04	Global technology solutions for higher education.

Collegis, Inc.	03/04/04	Outsourced IT solutions for higher education.

Real Time Financial Management Limited	03/05/04	Global bond and equity trading systems.

Derivatech Risk Solutions, Inc.	03/17/04	Foreign exchange derivative trading software solutions.

SBPA Systems, Inc.	05/10/04	Health benefit administration systems.

Octigon, LLC	05/13/04	Software solutions for corporate communication and content management.

Open Software Solutions, Inc.	05/21/04	Public safety and justice software solutions.

Kiodex, Inc.	08/27/04	Software for corporate risk management and financial reporting.

Financial Technologies, Inc.	12/07/04	Investment and investor accounting software solutions primarily for private equity and venture capital funds.

During 2003, the Company completed eight acquisitions in its ISS segment and one acquisition in its HE/PS segment and also purchased the remaining interest in an AS joint venture. Gross cash paid was $496 million, subject to certain adjustments, and there was $312 million of goodwill recorded in connection with these acquisitions.

During 2002, the Company completed eight acquisitions in its ISS segment and one acquisition in its AS segment. Gross cash paid was $285 million, subject to certain adjustments and there was $300 million in goodwill recorded in connection with these acquisitions.

In connection with six previously acquired businesses, up to $166 million could be paid as additional consideration over the next two years depending on the future operating results of those businesses. The amount paid, if any, is recorded as additional goodwill at the time the actual performance is known and the amounts become due. During 2004 and 2003, the Company paid $25 million and $30 million, respectively, as additional consideration based upon the operating performance of Brut LLC (Brut). There is no further contingent purchase-price obligation related to Brut, which was sold by the Company in September 2004. No such amounts were earned or paid in 2002.

Pro Forma Financial Information

The Company completed the acquisitions of FAME Information Services, Inc. (FAME) on January 22, 2004; SCT on February 12, 2004; Collegis, Inc. on March 4, 2004; and Open Software Solutions, Inc. (OSSI) on May 21, 2004. The Company completed the acquisitions of Assent LLC on March 3, 2003; H.T.E., Inc. on March 18, 2003; Caminus Corporation (Caminus) on April 9, 2003; and Sherwood International plc (Sherwood) on August 11, 2003. The following unaudited pro forma results of operations (in thousands, except per-share amounts) assume that these acquisitions occurred on January 1, 2004 and 2003 and were included in the Company’s results from that date.

	2004	2003
Revenue	$3,611,148	$3,466,101
Net income	455,581	328,940
Diluted net income per common share, as reported	1.54	1.27
Pro forma diluted net income per common share	1.55	1.13

This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

F-14  |  2004 Annual Report

Dispositions

In September 2004, the Company completed the sale of Brut LLC, an electronic communications network, to The NASDAQ Stock Market, Inc. (NASDAQ) for a total cash consideration of $190 million, net of cash sold. The sale generated an after-tax gain of $46 million, or $0.16 per diluted share, for the year ended December 31, 2004. In addition, SunGard and NASDAQ entered into a multi-year agreement for the continued processing of Brut trades by SunGard.

During the second quarter of 2004, the Company sold two businesses in its ISS segment for net cash proceeds of $4 million, with no material gain or loss on the transactions.

Merger Costs and Other Income (Expense)

As discussed above, during 2004, the Company completed the sale of Brut for a total cash consideration of $190 million, net of cash sold. The sale generated a gain of $78 million ($46 million after tax; or $0.16 per diluted share), for the year ended December 31, 2004. Also during 2004, the Company recorded merger costs of $6 million ($6 million after tax; or $0.02 per diluted share) consisting of $5.5 million of accounting, investment banking, and legal and other costs associated with the planned spin-off of its availability services business and $0.7 million in net facility shut-down and severance costs related to previous acquisitions.

During 2003, the Company recorded a benefit of $3 million ($2 million after tax; or less than $0.01 per diluted share) from the reversal of previously recorded merger costs. This benefit includes a $7 million gain on sale of a non-operating owned facility, offset in part by $3 million of costs for closing facilities and severance related to the acquisitions of Caminus and Sherwood, additional costs related to closing certain Guardian facilities, and a charge of $1 million for in-process research and development. Also during 2003, the Company recorded other expense of $3 million ($2 million after tax; or less than $0.01 per diluted share) related to a $1 million loss on foreign currency purchased to fund the Sherwood acquisition, and a $2 million loss representing the Company’s share of the net loss of Sherwood during the period when the Company owned more than 20% but less than 50% of the equity of Sherwood.

During 2002, the Company recorded $13 million ($8 million after tax; $0.03 per diluted share) for merger costs. These costs included $10 million in connection with closing facilities and severance costs incurred in the Guardian acquisition, and $4 million related to the Company’s share of merger costs associated with its equity interests in Brut and Guardian before the Company acquired 100% of the equity of each company, and were net of a $1 million reduction in expenses accrued in 2001 in connection with closing facilities and severance costs incurred in the CAS acquisition. Also during 2002, the Company recorded other income of $1 million (less than $0.01 per diluted share) related to a $3 million gain on foreign currency purchased to fund the Guardian acquisition, offset in part by a $2 million loss representing the Company’s share of the net loss of Guardian during the period when the Company owned more than 20% but less than 50% of the equity of Guardian.

Subsequent Events

Since December 31, 2004, the Company completed three acquisitions in its ISS segment, one acquisition in its HE/PS segment and one acquisition in its AS segment for an aggregate of approximately $400 million in cash. Approximately $380 million of this amount was spent on the acquisitions of Inflow, Inc. (Inflow) and Vivista Holdings Limited (Vivista). Inflow is a services provider that specializes in hosting third-party applications and providing network services and is part of the Company’s AS segment. Vivista is a U.K. provider of information communication technology products, systems and services with an emphasis on public safety and local government and is part of the Company’s HE/PS segment.

The following unaudited pro forma results of operations (in thousands, except per-share amounts) assume that the acquisitions of Inflow and Vivista occurred on January 1, 2004 and were included in the Company’s results from that date.

	As Reported	Pro Forma
Revenue	$3,555,871	$3,775,345
Net income	453,641	439,728
Diluted net income per common share	1.54	1.49

This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

4. Net Income per Common Share

The computation of the number of shares used in calculating basic and diluted net income per common share for each of the years ended December 31 follows (in thousands):

	2004	2003	2002
Weighted-average common shares outstanding used for calculation of basic net income per common share	288,822	285,679	282,420
Dilutive effect of employee stock options	6,069	6,388	7,234

Total shares used for calculation of diluted net income per common share	294,891	292,067	289,654

During the years ended December 31, 2004, 2003 and 2002, there were approximately 17.9 million, 15.3 million and 14.0 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods. The range of exercise prices for out-of-the-money options for the year ended December 31, 2004 is $26.45 per share to $32.81 per share.

5. Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities were comprised of the following at December 31 (in thousands):

	2004	2003(1)
Segregated customer cash and treasury bills	$24,027	$33,506
Securities owned	23,006	7,826
Securities borrowed	150,019	70,325
Receivables from customers and other	35,398	14,593

Clearing broker assets	$232,450	$126,250

Payables to customers	$59,250	$67,208
Securities loaned	117,816	38,824
Customer securities sold short, not yet purchased	12,589	6,919
Payable to brokers and dealers	19,075	7,406

Clearing broker liabilities	$208,730	$120,357

(1)	2003 reclassified for comparative purposes.

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Clearing broker securities consist of trading and investment securities at fair market values. Securities borrowed and loaned are collateralized financing transactions which are cash deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

6. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Computer and telecommunications equipment	$887,278	$769,092
Leasehold improvements	329,205	267,159
Office furniture and equipment	166,516	157,070
Buildings and improvements	102,758	81,299
Land	13,616	16,991
Construction in progress	45,815	14,978

	1,545,188	1,306,589
Accumulated depreciation and amortization	(924,895)	(744,264)

	$620,293	$562,325

F-16  |  2004 Annual Report

At December 31, 2004, total cost and accumulated depreciation of assets under capital leases, primarily computer and telecommunications equipment were $31 million and $18 million, respectively.

7. Debt

Debt consisted of the following at December 31 (in thousands):

	2004	2003
Senior unsecured notes	$500,000	$—
Bank Credit Agreement (effective interest rate of 2.8% and 3.4%)	—	175,000
Purchase price obligations due to former owners of acquired businesses	40,155	4,471
Other, primarily capital lease obligations for computer equipment and buildings	14,223	20,326

	554,378	199,797
Short-term borrowings and current portion of long-term debt	(45,332)	(12,943)

Long-term debt	$509,046	$186,854

On January 15, 2004, the Company borrowed $500 million of senior unsecured notes, the proceeds of which were used to fund the acquisition of SCT. The notes were split between $250 million of 3.75% notes due 2009 and $250 million of 4.875% notes due 2014. The notes are subject to certain standard covenants.

At December 31, 2004, the Company had a $600 million senior unsecured revolving credit facility, which permits borrowings in British pounds, euros or U.S. dollars. The credit facility expires on January 8, 2009. There were no outstanding amounts under this credit facility at December 31, 2004. The Company may designate borrowings as base-rate borrowings or LIBOR borrowings. Base-rate borrowings bear interest generally at the prime rate plus a margin (currently zero), while LIBOR borrowings bear interest at a rate equal to LIBOR plus a margin (currently 0.75%), depending upon the Company’s credit rating at the time of the borrowing. The interest rate on base-rate borrowings is reset daily, while the interest rate on LIBOR borrowings may be fixed for one-, two-, three- or six-month periods at the Company’s option. In order to remain eligible to borrow under the credit facility, the Company is required to maintain an interest coverage ratio of at least four to one, and maximum total debt of two and one-half times the Company’s earnings before interest, taxes, depreciation and amortization.

At December 31, 2004, annual maturities of long-term debt during the next five years are as follows (in thousands):

2005	$45,332
2006	4,897
2007	1,806
2008	1,224
2009	250,938
Thereafter	250,181

8. Stock Option and Award Plans

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, a maximum of 8.0 million shares of common stock may be issued to employees to purchase a limited number of shares of common stock each quarter through payroll deductions. The purchase price is 85% of the lower of the closing price of the Company’s common stock on the first business day or the last business day of each calendar quarter. During 2004, 2003 and 2002, employees purchased 1.3 million, 1.2 million and 1.2 million shares, respectively, at average purchase prices of $21.60, $19.85 and $20.08 per share, respectively. At December 31, 2004, 3.8 million shares of common stock were reserved for issuance under this plan.

Equity Incentive Plans

Under the Company’s Equity Incentive Plans, awards or options to purchase shares of common stock may be granted to key employees and outside directors. Options may be either incentive stock options or nonqualified stock options, and the option price generally must be at least equal to the fair value of the Company’s common stock on the date of grant. Generally, options are granted for a ten-year term and are subject to a four- or five-year vesting schedule. The number of shares available under the 1998 Equity Incentive Plan will increase each year by the number of option shares exercised during the previous year under all of the Company’s equity plans, subject to a maximum increase of 2% of outstanding shares as of the end of the previous year. In 2005, 2.4 million additional shares became available for grant based on this provision.

During 2004, 2003 and 2002, performance accelerated stock options (PASOs) were awarded for an aggregate of 3.8 million, 3.6 million and 2.8 million shares, respectively. PASOs are nonqualified options that are granted annually near the beginning of a performance period at an exercise price equal to the fair value of the Company’s common stock on the date of grant, with a term of ten years beginning on the date of grant. PASOs generally vest nine and one-half years after the date of grant, except that vesting may be fully or partially accelerated at the end of the third year if certain financial performance goals are met during the performance period and the recipient of the PASO award is still employed by the Company. During 2004, vesting for approximately 1.1 million PASO awards (out of a total of approximately 3.4 million PASO awards) was accelerated based on a three-year performance goal. Also during 2004, vesting for approximately 2.3 million PASO awards (out of approximately 3.5 million PASO awards) was accelerated based on a one-year performance goal. During 2003, vesting for approximately 1.8 million PASO awards (out of a total of approximately 3.3 million PASO awards) was accelerated based on a three-year performance goal. Also during 2003, vesting for approximately 1.9 million PASO awards (out of approximately 2.8 million PASO awards) was accelerated based on a one-year performance goal. During 2002, vesting for approximately 0.8 million PASO awards (out of a total of approximately 2.5 million PASO awards) was accelerated. The table below summarizes transactions under these equity incentive plans:

	Shares (in thousands)		Weighted- average Price
	Available	Under Option
Balances at December 31, 2001	3,925	34,811	$18.86
Authorized	14,752	—	—
Expired	(19)	—	—
Canceled	1,621	(1,621)	24.15
Granted	(8,687)	8,687	30.33
Exercised	—	(1,823)	12.59

Balances at December 31, 2002	11,592	40,054	21.42
Authorized	1,823	—	—
Expired	(16)	—	—
Canceled	3,183	(3,183)	23.59
Granted	(7,425)	7,425	21.09
Exercised	—	(3,595)	13.75

Balances at December 31, 2003	9,157	40,701	21.86
Authorized	3,594	—	—
Expired	(24)	—	—
Canceled	3,108	(3,110)	24.79
Granted	(9,196)	9,196	26.69
Exercised	—	(2,430)	14.63

Balances at December 31, 2004	6,639	44,357	23.05

F-18  |  2004 Annual Report

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options (in thousands)	Weighted-average		Number of Options (in thousands)	Weighted-average Exercise Price
		Remaining Life (years)	Exercise Price
$0.50 to $ 5.00	358	2.0	$2.23	358	$2.23
$5.01 to $ 10.00	1,530	1.6	7.92	1,530	7.92
$10.01 to $ 15.00	2,120	4.3	12.11	2,007	12.07
$15.01 to $ 20.00	14,248	5.9	17.96	7,702	17.36
$20.01 to $ 25.00	5,288	7.8	23.37	2,170	23.69
$25.01 to $ 30.00	15,682	7.9	27.81	4,687	27.99
$30.01 to $ 32.81	5,131	7.2	32.79	3,318	32.78

At December 31, 2004, 54.8 million shares of common stock were reserved for issuance under all of the Company’s equity incentive and stock purchase plans.

Restricted Stock Awards

Awards of restricted shares of the Company’s common stock to the Company’s outside directors were granted under the Restricted Stock Award Plan for Outside Directors and, in the future, will be granted under the Company’s other Equity Incentive Plans. Shares awarded to each outside director equal the number of shares with a fair market value of $0.5 million at the date of grant as of the beginning of each five-year period. Shares are subject to certain transfer and forfeiture restrictions that lapse over a five-year vesting period. Awards for 40,100, 21,911 and 18,685 restricted shares were granted during 2004, 2003 and 2002, at average fair values of $24.34, $22.82 and $25.32 per share, respectively.

Unearned compensation expense related to restricted stock awards is reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements, and compensation expense is recorded ratably over the five-year period during which the shares are subject to transfer and forfeiture restrictions based on the market value on the award date less the par value of the shares awarded. Compensation expense related to this plan aggregated $1 million in each of 2004, 2003 and 2002.

9. Common Stock Buyback

On February 26, 2004, the Company’s Board of Directors authorized the purchase by the Company of up to 5 million shares of its common stock during a one-year period which expired February 24, 2005. Shares purchased under this plan were used to offset the effect of issuances under the Company’s employee stock option and purchase plans. Through December 31, 2004, 3.9 million shares were purchased for $104 million. There were no shares purchased under this plan in 2005.

10. Savings Plans

The Company and its subsidiaries maintain savings plans that cover substantially all employees. These plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense under these plans aggregated $34 million, $27 million and $23 million for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Income Taxes

The provision for income taxes for each of the years ended December 31 consisted of the following (in thousands):

	2004	2003	2002
Current:
Federal	$184,052	$132,943	$130,747
State	57,125	40,865	33,660
Foreign	53,227	29,452	8,726

	294,404	203,260	173,133

Deferred:
Federal	12,267	30,142	34,355
State	2,033	4,909	4,774
Foreign	(1,209)	6,503	5,394

	13,091	41,554	44,523

	$307,495	$244,814	$217,656

Income before income taxes for each of the years ended December 31 consisted of the following (in thousands):

	2004	2003	2002
U.S. operations	$615,542	$511,052	$501,248
Foreign operations	145,594	104,072	42,049

	$761,136	$615,124	$543,297

Differences between income tax expense at the U.S. federal statutory income tax rate and the Company’s effective income tax rate for each of the years ended December 31 were as follows (in thousands):

	2004	2003	2002
Tax at federal statutory rate	$266,397	$215,293	$190,154
State income taxes, net of federal benefit	39,400	31,471	27,019
Foreign taxes	(5,825)	(5,792)	(5,018)
Other, net	7,523	3,842	5,501

	$307,495	$244,814	$217,656

Effective income tax rate	40.4%	39.8%	40.1%

F-20  |  2004 Annual Report

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred income taxes were recorded at December 31 (in thousands):

	2004	2003
Current:
Trade receivables	$18,737	$17,236
Accrued compensation and benefits	8,329	7,798
Other accrued expenses	20,802	12,651
Deferred revenues	(5,289)	1,829

Total current deferred income tax asset	$42,579	$39,514

Long-term:
Property and equipment	$11,366	$(1,348)
Intangible assets	(103,603)	13,255
Net operating loss carry-forwards	68,271	33,149
Long-term incentive plan	—	3,780
Purchased in-process research and development	11,720	13,042
Foreign exchange gain	1,095	—

Total long-term deferred income tax asset (liability)	(11,151)	61,878
Valuation allowance	(46,683)	(32,808)

Net long-term deferred income tax asset (liability)	$(57,834)	$29,070

A valuation allowance for deferred income tax assets associated with certain net operating loss carry-forwards has been established since the Company currently believes it is more likely than not that the deferred income tax assets will not be realized. Tax loss carry-forwards of North American subsidiaries, totaling $138 million, expire between 2007 and 2024. Tax loss carry-forwards of Israeli subsidiaries, totaling $20 million, are unlimited in duration and are linked to the Israeli consumer price index. The remaining tax loss carry-forwards of certain European and Asian subsidiaries total $51 million and have various expiration dates beginning in 2007. The Company utilized tax loss carry-forwards totaling $15 million, $2 million and $6 million in 2004, 2003 and 2002, respectively, of which the benefit from tax loss carry-forwards totaling $5 million in 2004 was recorded as a reduction to goodwill. At December 31, 2004, net operating loss carry-forwards totaling $99 million relate to pre-acquisition periods of acquired companies, the benefit of which, if any, will be recorded as a reduction to goodwill.

12. Stockholder Rights Plan

Under the Company’s Stockholder Rights Plan, all stockholders received rights to purchase shares of Series A Junior Participating Preferred Stock (Preferred Stock). Each right will detach from the common stock and trade separately should any person or group acquire beneficial ownership of 15% or more of the Company’s common stock or announce a tender offer for 15% or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15% or more of the Company’s common stock (Acquiring Person), all rights except for those held by the Acquiring Person become rights to purchase a fraction of one share of Preferred Stock for $175, or a specified number of shares of the Company’s common stock at a 50% market discount, subject to adjustment by the Company’s board of directors. If the Company merges, consolidates or engages in a similar transaction with an Acquiring Person, each holder has a “flip over” right to buy discounted stock in the acquiring entity.

Until the occurrence of certain events, the rights are represented by and traded in tandem with common stock and cannot be separately traded. Under certain circumstances, each right is redeemable at a nominal price. Further, upon the occurrence of certain events, the Company’s board of directors has the option to exchange shares of common stock for the rights. The rights, which are non-voting, expire on July 20, 2010.

The Company’s board of directors may amend or terminate the Stockholder Rights Plan at any time or redeem the rights before the time a person acquires more than 15% of the Company’s common stock.

13. Segment and Geographic Information

The Company has three segments. ISS primarily serves financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. These solutions are grouped into the following business areas: brokerage and trading systems; wealth management systems; treasury and risk management systems; investment management systems; and benefit, insurance and investor accounting systems. HE/PS primarily provides specialized enterprise resource planning and administrative solutions for higher education, school districts, governments and nonprofits. AS provides availability services to information dependent enterprises of all types to ensure the continuity of their business.

Operating results and certain asset information for each segment for each of the years ended December 31 follow (in thousands):

2004	ISS	HE/PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$1,839,291	$524,934	$1,191,646	$3,555,871	$—		$3,555,871
Depreciation and amortization	126,391	45,614	163,385	335,390	1,639		337,029
Operating income	310,217	81,611	373,167	764,995	(61,611	)(1)	703,384
Goodwill	617,899	564,270	642,048	1,824,217	—		1,824,217
Total assets	2,618,576	1,385,170	2,071,984	6,075,730	(881,089	)(2)	5,194,641
Cash paid for property and equipment	34,796	6,241	168,711	209,748	342		210,090

2003
Revenue	$1,605,741	$178,940	$1,170,571	$2,955,252	$—		$2,955,252
Depreciation and amortization	116,336	15,068	178,917	310,321	1,085		311,406
Operating income	301,745	22,072	339,746	663,563	(39,954	)(1)	623,609
Goodwill	627,903	108,347	618,148	1,354,398	—		1,354,398
Total assets	2,192,566	261,896	1,978,311	4,432,773	(432,666	)(2)	4,000,107
Cash paid for property and equipment	28,023	2,534	146,791	177,348	4,946		182,294

2002
Revenue	$1,408,143	$132,594	$1,052,500	$2,593,237	$—		$2,593,237
Depreciation and amortization	93,838	7,137	166,375	267,350	711		268,061
Operating income	320,829	19,142	257,809	597,780	(50,547	)(1)	547,233
Goodwill	321,242	32,823	584,985	939,050	—		939,050
Total assets	1,471,343	78,652	1,686,200	3,236,195	45,401	(2)	3,281,596
Cash paid for property and equipment	30,824	1,576	84,839	117,239	4,054		121,293

(1)	Includes corporate administrative expenses and merger and spin-off costs.
(2)	Includes items that are eliminated in consolidation and deferred income taxes.

F-22  |  2004 Annual Report

ISS revenue by business area for each of the years ended December 31 follows (in thousands):

	2004	2003	2002
Brokerage & Trading(1)	$536,560	$523,465	$391,338
Wealth Management	345,207	285,592	278,658
Treasury & Risk Management(1)	360,303	344,809	282,316
Investment Management	212,309	192,190	177,700
Benefit, Insurance & Investor Accounting	384,912	259,685	278,131

Total Investment Support Systems	$1,839,291	$1,605,741	$1,408,143

(1)	2003 and 2002 reclassified for comparative purposes.

The Company’s revenue by customer location for each of the years ended December 31 follows (in thousands):

	2004	2003	2002
United States	$2,638,340	$2,207,267	$2,085,133

International:
United Kingdom	382,302	292,632	123,177
Continental Europe	327,520	297,408	238,110
Canada	102,650	78,279	58,303
Asia/Pacific	57,059	46,913	56,285
Other	48,000	32,753	32,229

	917,531	747,985	508,104

	$3,555,871	$2,955,252	$2,593,237

The Company’s property and equipment by geographic location as of December 31 follow (in thousands):

	2004	2003
United States	$426,822	$383,704

International:
United Kingdom	132,205	125,252
Continental Europe	43,755	37,045
Canada	13,414	13,038
Asia/Pacific	2,191	1,681
Other	1,906	1,605

	193,471	178,621

	$620,293	$562,325

14. Commitments, Contingencies and Guarantees

The Company leases a substantial portion of its computer equipment and facilities under operating leases. Future minimum rentals under operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 follow (in thousands):

2005	$153,615
2006	127,540
2007	106,772
2008	80,538
2009	58,193
Thereafter	185,442

$712,100

Rent expense aggregated $170 million, $150 million and $125 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had outstanding letters of credit and bid bonds of $46 million, issued primarily as security for performance under certain customer contracts. In connection with certain previously acquired businesses, up to $166 million could be paid as additional consideration over the next two years depending on the future operating results of those businesses (see Note 3).

The Company is presently a party to certain lawsuits arising in the ordinary course of its business. In the opinion of management, none of its current legal proceedings will be material to the Company’s business or financial results. The Company’s customer contracts generally include typical indemnification of customers, primarily for intellectual property infringement claims. Liabilities in connection with such obligations have not been material.

15. Quarterly Financial Data (unaudited)

(in thousands, except per-share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004(1)
Revenue	$840,649	$898,719	$899,338	$917,165
Gross profit(3)	449,583	483,476	488,854	526,344
Income before income taxes	141,524	172,185	256,842	190,585
Net income	85,622	102,603	153,537	111,879
Diluted net income per common share	0.29	0.35	0.52	0.38

2003(2)
Revenue	$674,561	$733,963	$742,427	$804,301
Gross profit(3)	371,151	412,186	421,070	458,920
Income before income taxes	125,684	149,469	154,363	185,608
Net income	76,039	89,880	92,365	112,026
Diluted net income per common share(4)	0.26	0.31	0.31	0.38

(1)	Includes a gain from the sale of Brut, merger and spin-off costs associated with the planned spin-off of SunGard Availability Services of $(424), $(75,862) and $4,388 during the second, third and fourth quarters, respectively ($(255), $(44,949), and $5,105 after tax; or less than $(0.01), $(0.15) and $0.02 per diluted share in the second, third and fourth quarters, respectively). See Notes 2 and 3.
(2)	Includes merger costs and other acquisition-related items of $1,296, $3,602 and $(4,565) during the second, third and fourth quarters, respectively ($781, $2,886, and $(2,856) after tax; or less than $0.01, $0.01 and $(0.01) per diluted share in the second, third and fourth quarters, respectively). See Note 3.
(3)	Gross profit equals revenue less cost of sales and direct operating expenses.
(4)	The sum of the quarters does not equal the full-year total due to rounding.

F-24  |  2004 Annual Report

INDEX OF EXHIBITS FILED WITH THIS REPORT

NUMBER	DOCUMENT
10.11	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey.

10.30(1)	Form of Non-qualified Stock Option.

10.31(1)	Form of Performance Accelerated Stock Option.

10.32(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program.

10.33(1)	Summary Description of SunGard’s Long-Term Executive Incentive Compensation Plan.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contract or compensatory plan or arrangement.