Form 10-Q
period 2005-03-31
SUNGARD DATA SYSTEMS INC
filed 2005-05-10
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

There were 290,245,189 shares of the registrant’s common stock, par value $.01 per share, outstanding at March 31, 2005.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except per-share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current:
Cash and equivalents	$404,237	$674,946
Trade receivables, less allowance for doubtful accounts of $51,637 and $50,036	687,457	618,181
Earned but unbilled receivables	123,788	117,564
Prepaid expenses and other current assets	132,515	108,766
Clearing broker assets	455,652	232,450
Deferred income taxes	50,385	42,579

Total current assets	1,854,034	1,794,486

Property and equipment, less accumulated depreciation of $962,471 and $924,895	690,534	620,293
Software products, less accumulated amortization of $436,593 and $415,950	381,834	352,722
Customer base, less accumulated amortization of $228,918 and $213,393	698,158	556,965
Other tangible and intangible assets, less accumulated amortization of $22,210 and $25,816	44,928	45,958
Goodwill	2,018,400	1,824,217

Total Assets	$5,687,888	$5,194,641

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$22,428	$45,332
Accounts payable	76,389	60,334
Accrued compensation and benefits	141,114	179,638
Other accrued expenses	355,955	252,381
Clearing broker liabilities	428,148	208,730
Deferred revenue	670,755	629,710

Total current liabilities	1,694,789	1,376,125

Long-term debt	507,151	509,046
Deferred income taxes	117,493	57,834

Total liabilities	2,319,433	1,943,005

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 294,175 and 292,258 shares issued	2,942	2,923
Capital in excess of par value	1,003,009	957,092
Restricted stock plans	(1,922)	(2,143)
Retained earnings	2,310,223	2,220,631
Accumulated other comprehensive income	158,034	176,964

	3,472,286	3,355,467
Treasury stock, at cost, 3,930 shares	(103,831)	(103,831)

Total stockholders’ equity	3,368,455	3,251,636

Total Liabilities and Stockholders’ Equity	$5,687,888	$5,194,641

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Services	$839,580	$759,474
License and resale fees	81,604	55,764

Total products and services	921,184	815,238
Reimbursed expenses	25,319	25,411

	946,503	840,649

Costs and expenses:
Cost of sales and direct operating	443,374	391,066
Sales, marketing and administration	193,687	163,644
Product development	60,322	58,924
Depreciation and amortization	56,438	53,357
Amortization of acquisition-related intangible assets	34,008	26,782
Merger and spin-off costs	3,767	—

	791,596	693,773

Income from operations	154,907	146,876
Interest income	3,290	1,842
Interest expense	(6,941)	(7,194)

Income before income taxes	151,256	141,524
Income taxes	61,660	55,902

Net income	$89,596	$85,622

Basic net income per common share	$0.31	$0.30

Shares used to compute basic net income per common share	288,896	289,156

Diluted net income per common share	$0.30	$0.29

Shares used to compute diluted net income per common share	294,983	296,542

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flow from operations:
Net income	$89,596	$85,622
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	90,446	80,139
Other noncash credits	(5,532)	(3,574)
Deferred income tax provision (benefit)	(2,030)	9,722
Accounts receivable and other current assets	(27,239)	52,238
Accounts payable and accrued expenses	3,529	(42,958)
Clearing broker assets and liabilities, net	(4,015)	4,609
Deferred revenue	26,228	(7,662)

Cash flow from operations	170,983	178,136

Financing activities:
Cash received from stock option and award plans	39,077	22,509
Cash received from borrowings, net of fees	75,234	590,947
Cash used to repay debt	(115,511)	(68,825)

Cash (used in) provided by financing activities	(1,200)	544,631

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(385,620)	(716,852)
Cash paid for property and equipment	(48,520)	(45,206)
Cash paid for software and other assets	(6,352)	(8,250)

Cash used in investment activities	(440,492)	(770,308)

Decrease in cash and equivalents	(270,709)	(47,541)
Beginning cash and equivalents	674,946	478,941

Ending cash and equivalents	$404,237	$431,400

Supplemental information:
Acquired businesses:
Property and equipment	$66,004	$28,667
Software products	43,020	138,694
Customer base	163,857	189,225
Goodwill	204,408	495,400
Other tangible and intangible assets	2,545	5,233
Deferred income taxes	(55,334)	(78,885)
Purchase price obligations and debt assumed	(16,019)	(18,926)
Net current liabilities assumed	(22,861)	(42,556)

Cash paid for acquired businesses, net of cash acquired of $30,983 and $146,470, respectively	$385,620	$716,852

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. has three segments: Financial Systems (FS, formerly Investment Support Systems), Higher Education and Public Sector Systems (HE/PS) and Availability Services (AS). The Company’s Software & Processing Solutions business is comprised of the FS and HE/PS segments. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Company to be Acquired by Private Equity Group:

On March 28, 2005, the Company announced that it had signed a definitive agreement to be acquired by a consortium of seven private equity firms for $36 in cash for each outstanding share of common stock (including options) of the Company. The acquiring consortium was organized by Silver Lake Partners and includes Bain Capital, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts, Providence Equity Partners and Texas Pacific Group. The transaction is subject to receipt of stockholder approval and customary regulatory approvals as well as satisfaction of other customary closing conditions. The Company filed its preliminary proxy statement with the Securities and Exchange Commission on April 12, 2005 and filed its Hart-Scott-Rodino notification with the Federal Trade Commission and the Department of Justice on April 15, 2005. The transaction is expected to close in the third quarter of 2005. In light of this transaction, the Company’s board of directors determined not to implement the previously planned spin-off of its availability services business.

3. Acquisitions:

The Company seeks to grow by developing existing businesses and by buying new businesses that broaden its existing product lines and service offerings by adding complementary products and services offerings and by expanding its geographic reach. During the three months ended March 31, 2005, the Company completed three acquisitions in its FS segment, one acquisition in its HE/PS segment and one acquisition in its AS segment. Gross cash paid was $417 million, subject to certain adjustments, and there was $207 million of goodwill recorded in connection with these acquisitions.

The following table lists the businesses the Company acquired since January 1, 2005:

Acquired Company/Business	Date Acquired	Description
Inflow, Inc.	1/4/2005	Hosting and managed services for information availability.

Protegent, Inc.	1/26/2005	Risk management solutions.

Vivista Holdings Limited	2/25/2005	Public safety and justice software solutions in the U.K.

Ensemble Technology (Pty) Ltd	2/28/2005	Professional services for the financial services industry in South Africa.

Integrity Treasury Solutions Limited	3/3/2005	Treasury management systems.

At March 31, 2005, the purchase-price allocations to the assets acquired and liabilities assumed for all acquisitions completed during the first quarter of 2005 are preliminary and subject to finalization of independent appraisals of acquired software and customer base, deferred income taxes and facility integration plans.

In connection with seven previously acquired businesses, up to $156 million could be paid as additional consideration over the next three years depending on the future operating results of those businesses. The amount paid, if any, is recorded as additional goodwill at the time the actual performance is known and the amounts become due. During the three months ended March 31, 2005, there were no earn-out payments and during the three months ended March 31, 2004, the Company paid approximately $15 million as additional consideration based upon the operating performance of Brut LLC (Brut), which was sold in September 2004.

Changes in goodwill by segment during the three months ended March 31, 2005 follow (in thousands):

	FS	HE/PS	AS	Total
Balances at December 31, 2004	$617,898	$564,270	$642,049	$1,824,217
2005 acquisitions	10,828	90,302	106,365	207,495
Adjustments to previous acquisitions	(739)	(2,348)	—	(3,087)
Effect of foreign currency translation	(2,739)	(1,476)	(6,010)	(10,225)

Balances at March 31, 2005	$625,248	$650,748	$742,404	$2,018,400

Because of the acquisitions completed in the first quarter of 2005, the estimated amortization expense for each of the years 2005 to 2009 has been updated. In addition, because these allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to be updated as the allocations are finalized. Based on amounts recorded at March 31, 2005, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2005	$141,306
2006	137,870
2007	127,800
2008	114,946
2009	96,506

PRO FORMA FINANCIAL INFORMATION:

The Company completed the acquisitions of Inflow, Inc. on January 4, 2005; Vivista Holdings Limited on February 25, 2005; and Integrity Treasury Solutions Limited on March 3, 2005. The Company completed the acquisitions of FAME Information Services, Inc. on January 22, 2004; Systems & Computer Technology Corporation on February 12, 2004; Collegis, Inc. on March 4, 2004; and Open Software Solutions, Inc. on May 21, 2004. In addition, the Company completed the sale of Brut LLC in September 2004. The following unaudited pro forma results of operations (in thousands, except per-share amounts) assume that these acquisitions and disposition occurred on January 1, 2005 and 2004 and were reflected in the Company’s results from that date.

	Three Months Ended March 31,
	2005	2004
Revenue	$979,659	$895,512
Net income	89,429	82,297
Diluted net income per common share, as reported	0.30	0.29
Pro forma diluted net income per common share	0.30	0.28

This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

MERGER COSTS AND OTHER ONE-TIME TRANSACTIONS:

During the three months ended March 31, 2005, the Company recorded merger costs of $4 million ($4 million after tax, or $0.01 per diluted share) consisting of $3.4 million of accounting, investment banking, and legal and other costs associated with the proposed acquisition of SunGard and the previously planned spin-off of its availability services business and $0.3 million in severance costs related to acquisitions. In addition, the Company recorded a one-time charge of $12 million, included in cost of sales and direct operating expenses, in the three months ended March 31, 2005 related to the relocation of a leased availability services facility in North Bergen, New Jersey, which was acquired in 2001 as part of the Comdisco, Inc. availability solutions business. The equipment in this facility was relocated to an expanded facility in Carlstadt, New Jersey.

4. Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. SFAS Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement 123” changes the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 is currently optional; however, the following supplemental information is provided for each of the three months ended March 31 (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported (including stock-based employee compensation costs, net of tax, of $133 and $122, respectively)	$89,596	$85,622
Additional stock-based employee compensation costs under SFAS 123, net of tax	(18,179)	(13,963)

Pro forma net income	$71,417	$71,659

Pro forma net income per common share:
Basic	$0.25	$0.25

Diluted	$0.24	$0.24

The fair value of the options granted using the Black-Scholes pricing model and the related assumptions follow:

	2005	2004
Weighted-average fair value on date of grant	$15.51	$16.19
Ratio of weighted-average fair value to weighted-average market value on date of grant	60%	58%
Assumptions used to calculate fair value:
Volatility	46%	49%
Risk-free interest rate	4.2%	3.0%
Expected term (1)	6 years	6 years
Dividends	zero	zero

(1)	Nine and one-half years for unvested performance accelerated stock options.

This pro forma disclosure is not necessarily indicative of what stock option expense will be in future years.

Under APB 25, the Company expects to record a pre-tax charge for stock-based compensation of approximately $57 million in the third quarter of 2005 as a result of the completion of the proposed acquisition of the Company (see Note 2). Under SFAS 123, an additional pre-tax charge for stock-based compensation of approximately $179 million will be reported for pro forma purposes.

5. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Segregated customer cash and treasury bills	$29,454	$24,027
Securities owned	34,003	23,006
Securities borrowed	355,480	150,019
Receivables from customers and other	36,715	35,398

Clearing broker assets	$455,652	$232,450

Payables to customers	$57,350	$59,250
Securities loaned	335,447	117,816
Customer securities sold short, not yet purchased	16,030	12,589
Payable to brokers and dealers	19,321	19,075

Clearing broker liabilities	$428,148	$208,730

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

6. Net Income per Common Share:

The computation of the number of shares used in calculating basic and diluted net income per common share follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Weighted-average common shares outstanding used for calculation of basic net income per common share	288,896	289,156
Dilutive effect of employee stock options	6,087	7,386

Total shares used for calculation of diluted net income per common share	294,983	296,542

During the three months ended March 31, 2005 and 2004, there were approximately 16.9 million and 6.0 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods. The range of exercise prices for out-of-the-money options for the three months ended March 31, 2005 is $27.38 to $32.81 per share.

7. Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$89,596	$85,622
Foreign currency translation gains (losses)	(18,930)	14,438

Comprehensive income	$70,666	$100,060

8. Segment Information:

The Company has three segments: FS and HE/PS, which together form the Company’s Software & Processing Solutions business, and AS. Effective January 1, 2005, the Company reclassified one data center facility from AS to FS. This change has been reflected for all periods presented. The operating results for each of the segments for each of the quarters of 2004 and the three months ended March 31, 2005 follows (in thousands):

	Three Months Ended				Three Months Ended March 31, 2005
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004
Revenue:
Financial systems	$464,268	$473,083	$460,734	$472,825	$456,416
Higher education and public sector systems	88,130	140,602	150,886	145,315	173,584

Software & processing solutions	552,398	613,685	611,620	618,140	630,000
Availability services	288,251	285,034	287,718	299,025	316,503

	$840,649	$898,719	$899,338	$917,165	$946,503

Income from operations:
Financial systems	$67,550	$81,512	$81,093	$88,631	$77,508
Higher education and public sector systems	12,228	20,624	29,275	19,483	27,279

Software & processing solutions	79,778	102,136	110,368	108,114	104,787
Availability services	79,935	87,535	89,676	107,453	69,548
Corporate administration	(12,837)	(12,243)	(13,143)	(17,220)	(15,661)
Merger and spin-off costs	—	424	(3,500)	(3,092)	(3,767)

	$146,876	$177,852	$183,401	$195,255	$154,907

Depreciation and amortization:
Financial systems	$32,823	$33,663	$32,143	$32,715	$32,406
Higher education and public sector systems	8,228	12,467	13,367	11,552	13,928

Software & processing solutions	41,051	46,130	45,510	44,267	46,334
Availability services	38,674	39,758	39,827	40,173	44,034
Corporate administration	414	409	407	409	78

	$80,139	$86,297	$85,744	$84,849	$90,446

Cash paid for property and equipment:
Financial systems	$5,928	$11,565	$7,792	$9,511	$12,992
Higher education and public sector systems	682	297	2,358	2,904	4,154

Software & processing solutions	6,610	11,862	10,150	12,415	17,146
Availability services	38,518	40,786	34,204	55,203	31,374
Corporate administration	78	38	155	71	—

	$45,206	$52,686	$44,509	$67,689	$48,520

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2004 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

The previously announced acquisition of SunGard is expected to close in the third quarter of 2005. The proposed acquisition may be delayed or may not be completed at all due to a number of factors. See Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS:

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Three Months Ended March 31,				Percent Increase (Decrease)
	(in millions)		Percent of revenue
	2005	2004	2005	2004	2005 vs. 2004
Revenue
Financial systems (FS)	$456.4	$464.2	48%	55%	(2)%
Higher education and public sector systems (HE/PS)	173.6	88.1	18%	10%	97%

Software & processing solutions	630.0	552.3	67%	66%	14%
Availability services (AS)	316.5	288.3	33%	34%	10%

	$946.5	$840.6	100%	100%	13%

Costs and Expenses
Cost of sales and direct operating	$443.4	$391.1	47%	47%	13%
Sales, marketing and administration	193.7	163.6	20%	19%	18%
Product development	60.3	58.9	6%	7%	2%
Depreciation and amortization	56.4	53.4	6%	6%	6%
Amortization of acquisition-related intangible assets	34.0	26.8	4%	3%	27%
Merger and spin-off costs	3.8	—	—	—

	$791.6	$693.8	84%	83%	14%

Operating Income
Financial systems (1)	$77.5	$67.6	17%	15%	15%
Higher education and public sector systems (1)	27.3	12.2	16%	14%	124%

Software & processing solutions (1)	104.8	79.8	17%	14%	31%
Availability services (1)	69.5	79.9	22%	28%	(13)%
Corporate administration	(15.6)	(12.8)	(2)%	(2)%	22%
Merger and spin-off costs	(3.8)	—	—	—

	$154.9	$146.9	16%	17%	5%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE/PS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Three Months Ended March 31,				Percent increase (decrease)
	(in thousands)		Percent of revenue
	2005	2004	2005	2004	2005 vs. 2004
Financial Systems
Services	$389.3	$408.8	41%	49%	(5)%
License and resale fees	46.4	33.5	5%	4%	39%

Total products and services	435.7	442.3	46%	53%	(1)%
Reimbursed expenses	20.7	21.9	2%	3%	(5)%

	$456.4	$464.2	48%	55%	(2)%

Higher Education and Public Sector Systems
Services	$140.4	$71.8	15%	9%	96%
License and resale fees	30.5	14.3	3%	2%	113%

Total products and services	170.9	86.1	18%	10%	98%
Reimbursed expenses	2.7	2.0	—	—	35%

	$173.6	$88.1	18%	10%	97%

Software & Processing Solutions
Services	$529.7	$480.6	56%	57%	10%
License and resale fees	76.9	47.8	8%	6%	61%

Total products and services	606.6	528.4	64%	63%	15%
Reimbursed expenses	23.4	23.9	2%	3%	(2)%

	$630.0	$552.3	67%	66%	14%

Availability Services
Services	$309.9	$278.9	33%	33%	11%
License and resale fees	4.7	7.9	—	1%	(41)%

Total products and services	314.6	286.8	33%	34%	10%
Reimbursed expenses	1.9	1.5	—	—	27%

	$316.5	$288.3	33%	34%	10%

Total Revenue
Services	$839.6	$759.5	89%	90%	11%
License and resale fees	81.6	55.7	9%	7%	46%

Total products and services	921.2	815.2	97%	97%	13%
Reimbursed expenses	25.3	25.4	3%	3%	—

	$946.5	$840.6	100%	100%	13%

Internal revenue is defined as revenue from businesses owned for at least one year. When assessing our financial results, we focus on growth in internal revenue because overall revenue growth is affected by the timing and magnitude of acquisitions and dispositions. Due to the sale of Brut LLC (Brut) in September of 2004 we present internal revenue growth with and without Brut as follows:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Without Brut
Total SunGard	5%	2%
Financial systems	6%	0%

With Brut
Total SunGard	n/a	6%
Financial systems	n/a	9%

INCOME FROM OPERATIONS:

Our total operating margin decreased to 16% from 17% in 2004 due to a one-time charge of $12 million related to the relocation of an AS facility as well as the lower margins associated with acquired businesses, offset in part by an improvement in margins due to the sale of Brut in September of 2004.

Financial Systems:

The FS operating margin was 17% and 15% for the three months ended March 31, 2005 and 2004, respectively. The FS margin increased due primarily to an improvement in margins due to the sale of Brut in September of 2004, offset in part by the operating margins of recently acquired businesses, which tend to be lower at the outset and improve over a number of years. Before the sale of Brut, the structurally-lower margin of Brut’s business compared to other FS businesses lowered the overall FS margin.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 16% and 14% for the three months ended March 31, 2005 and 2004, respectively. The higher margin in 2005 was due primarily to an improvement in the margins of businesses acquired in 2004.

Availability Services:

The AS operating margin was 22% and 28% for the three months ended March 31, 2005 and 2004, respectively. The lower margin in 2005 was due primarily to a one-time charge of $12 million related to the relocation of an AS facility as well as the lower margin associated with a business acquired in January 2005.

REVENUE:

Total revenue increased $106 million for the three months ended March 31, 2005 compared to the first quarter of 2004. The increase in total revenue in 2005 is due to $110 million from acquired businesses net of a decrease of $51 million due to the sale of Brut in September 2004. Internal revenue growth was approximately 5%, compared to a 2% increase in the first quarter of 2004. The increase in internal revenue in 2005 is due primarily to an increase in license fees and an improvement in professional services fee revenue. Currency fluctuation had a positive impact of approximately 1% and 2% on 2005 and 2004 internal revenue, respectively.

For the three months ended March 31, 2005, services revenue increased to $840 million from $760 million in the first quarter of 2004. Services revenue represented approximately 89% and 90% of total revenue in the first quarter of 2005 and 2004, respectively. The increase was due primarily to the impact of acquired HE/PS and AS businesses, offset in part by the sale of Brut.

Professional services revenue was $143 million and $112 million for the three months ended March 31, 2005 and 2004, respectively. The increase was due primarily to acquired HE/PS businesses and a $10 million increase in internal professional services revenue across the Company.

Revenue from license and resale fees was $82 million and $56 million for the three months ended March 31, 2005 and 2004, respectively, and included software license revenue of $63 million and $43 million, respectively. At December 31, 2004, we had software license backlog of $19 million, $17 million of which was recognized as revenue in the first quarter of 2005. We expect to recognize the remainder of the software license backlog as revenue by September 30, 2005. At March 31, 2005, there was no significant software license backlog.

Financial Systems:

FS revenue decreased $8 million in 2005, reflecting the impact of the sale of Brut which had $51 million in revenue in the first quarter of 2004, offset primarily by internal revenue growth of 6%. There was no internal revenue growth in the first quarter of 2004.

For the three months ended March 31, 2005, FS services revenue decreased $20 million and FS license and resale fees increased $13 million. The decrease in services revenue reflects the impact of the sale of Brut which had $41 million in services revenue in the first quarter of 2004, offset primarily by internal revenue growth.

Higher Education and Public Sector Systems:

Revenue from HE/PS increased $85 million for the three months ended March 31, 2005 compared to the corresponding period in 2004. HE/PS services revenue increased $69 million and license and resale fees increased $16 million. The increases were due primarily to acquired businesses.

Availability Services:

AS revenue increased $28 million in 2005. AS internal revenue increased approximately 2.5% in 2005 compared to an increase of approximately 3.5% in the first quarter of 2004. The primary factors for the lower internal revenue growth were the fact that new sales were offset by the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors continue to have on prices.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenue for the three months ended March 31, 2005 increased to 84% from 83% in 2004, due to the impact of a one-time charge of $12 million related to the relocation of a leased AS facility in North Bergen, New Jersey and to acquired businesses, offset in part by a decrease in expenses due to the sale of Brut, which had a structurally lower operating margin than our other businesses.

Cost of sales and direct operating expenses as a percentage of total revenue were consistent at 47% in each of the three-month periods ended March 31, 2005 and 2004. Cost of sales and direct operating expenses increased $52 million due primarily to a one-time charge of $12 million related to the relocation of a leased AS facility in North Bergen, New Jersey and the increase from acquired businesses, offset in part by the decrease in expenses due to the sale of Brut.

Sales, marketing and administration expenses increased as a percentage of total revenue to 20% for the three months ended March 31, 2005 compared to 19% in 2004. The increase in sales, marketing and administration expenses of $30 million was due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from Software & Processing Solutions. For the three months ended March 31, 2005 and 2004, product development costs were 9% and 10% of revenue from Software & Processing Solutions, respectively. Capitalized development costs, amortization of previously capitalized development costs, (which is included in depreciation and amortization) and net capitalized development costs in each of the three-month periods follow (in millions):

	Three Months Ended March 31,
	2005	2004
Capitalized development costs	$3.7	$3.7
Amortization of previously capitalized development costs	3.1	2.8

Net capitalized development costs	$0.6	$0.9

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the three months ended March 31, 2005 and 2004. Total depreciation and amortization increased $3 million for the three months ended March 31, 2005 due primarily to acquired businesses.

Amortization of acquisition-related intangible assets was 4% of total revenue in the first quarter of 2005, compared to 3% in 2004. Amortization of acquisition-related intangible assets increased $7 million to $34 million ($0.07 per diluted share compared to $0.05 per diluted share in 2004) due to acquired businesses.

Interest income for the three months ended March 31, 2005 and 2004 was $3 million and $2 million, respectively. The increase was due primarily to interest earned on higher average invested balances. Interest expense was $7 million for the three months ended March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2005, cash and equivalents were $404 million, a decrease of $271 million from December 31, 2004. Cash flow from operations was $171 million, a decrease of $7 million compared with the three months ended March 31, 2004. The decrease in cash flow from operations is due primarily to an increase in net clearing broker assets, the result of increased activity in securities borrowed and loaned, offset in part by an increase in net income.

At March 31, 2005, we had $22 million of short-term debt and $507 million of long-term debt, while stockholders’ equity exceeded $3.3 billion. For the three months ended March 31, 2005, we spent $386 million (net of cash acquired) on acquisitions and $55 million on capital expenditures.

In addition to our short- and long-term debt, our remaining commitments consist primarily of operating leases for computer equipment and facilities; purchase obligations, consisting of the minimum outstanding obligations under noncancelable commitments to purchase goods or services; and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. Contingent purchase price obligations cannot exceed $156 million and could be paid over the next three years. The maximum amount payable within the next twelve months is $100 million, of which we currently expect to pay zero. We also have outstanding letters of credit and bid bonds that total approximately $49 million.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet arrangements, other than operating leases.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a new standard on accounting for share-based payments, SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R). On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R, which for our Company is January 1, 2006. SFAS 123R supersedes Accounting Principles Board Opinion Number 25 (APB 25) and requires companies to expense the fair value of employee stock options and similar awards. Under SFAS 123R, the Company can select from two transition methods: the prospective method where stock compensation expense is recorded for all unvested and new awards after January 1, 2005 or the retrospective method where companies apply the modified prospective method, but also restate their prior financial statements beginning after December 15, 1994 to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of SFAS 123. The adoption of SFAS 123R will have a material effect on the Company’s financial position and results of operations but will not affect its net cash flows. The Company is currently evaluating the transition methods and the effect that the proposed sale of the Company will have on its stock compensation expense.

In September 2004 the FASB Emerging Issues Task Force reached a consensus on Issue 04-01, Accounting for Pre-existing Relationships between the Parties to a Business Combination (EITF 04-01). EITF 04-01 is effective for business combinations completed in reporting periods beginning after October 13, 2004. EITF 04-01 applies when two parties that have a pre-existing contractual relationship enter into a business combination. EITF 04-01 addresses whether a consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The adoption of EITF 04-01 on January 1, 2005 did not have a material impact on the Company’s financial position or results of operations.

In December 2004 the FASB Staff issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Jobs Act), which was effective upon issuance. FSP 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004 and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although the Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the Company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. Income tax expense, if any, associated with any repatriation under the Act will be provided in the Company’s financial statements in the reporting period in which the required management and Board of Directors approvals have been completed.

In March 2005 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The Company is in the process of evaluating the expected effect of FIN 47 on its Consolidated Financial Statements.

CERTAIN RISKS AND UNCERTAINTIES:

Certain of the matters we discuss in this Form 10-Q, including the statements about the expected effects, timing and completion of the proposed sale of our company, statements about our outlook for earnings per share in 2005, statements about our outlook for internal revenue growth in 2005, statements about our expected margins, revenue and spending in 2005 and all other statements in this Form 10-Q other than historical facts, constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenue; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism or catastrophic events; the effect of disruptions to our ASP Systems; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with clearing broker operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. We may not be able to complete the proposed sale of our company due to a number of factors, including the failure to obtain approval of our stockholders, to obtain regulatory approvals or to satisfy other customary closing conditions. The factors described in this paragraph and other factors that may affect our business or future financial results and our ability to complete the proposed sale of our company, as and when applicable, are discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2004, a copy of which may be obtained from us without charge. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We have rarely used derivative financial instruments to manage risk exposures and have never used derivative financial instruments for trading or speculative purposes. Our available cash is invested in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we borrow to fund acquisitions. We do not believe that we have a material exposure to interest rate changes. Under our existing credit facility, we may designate borrowings as base-rate borrowings or LIBOR borrowings. Base-rate borrowings bear interest generally at the prime rate plus a margin (currently zero), while LIBOR borrowings bear interest at a rate equal to LIBOR plus a margin (currently 0.75%), depending upon our credit rating at the time of the borrowing. A downgrade in our credit rating would result in an increase in our interest rate under our credit facility of up to 0.75%, while an upgrade in our credit rating would result in a decrease in our interest rate of 0.25%. At March 31, 2005, there were no borrowings under our credit facility.

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

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

ITEM 5. OTHER INFORMATION:

(a) On February 1, 2005, the Compensation Committee established the 2005 performance goals for cash incentive payments under the Company’s Annual Executive Incentive Compensation Program. The performance goals for executive officers’ 2005 annual cash incentive payments take into account our overall financial goals for 2005. In addition, the performance goals applicable to incentive payments to be earned in 2005 for corporate-level executive officers are based upon earnings per share, and the performance goals applicable to incentive payments to be earned in 2005 for operating-level executive officers are based upon operating income. For two of our executive officers, there are additional performance goals specific to either their function or the business they oversee. For fiscal year 2005, the amount of the incentive payment payable to our corporate-level executive officers will depend upon the rate by which earnings per share in 2005 exceed earnings per share in 2004, and the amount of the 2005 incentive payment payable to our operating-level executive officers will depend upon the amount by which operating income exceeds the budgeted operating income of businesses reporting to such officer. Depending upon the extent of the achievement of the 2005 targeted performance goal, the actual amount of the 2005 incentive payment will be higher or lower than the following targeted incentive payment amounts for the persons named in the summary compensation table in the 2005 proxy statement (“Named Executive Officers”): Donald W. Birdwell, Group Chief Executive Officer—$429,250; Robert F. Clarke, Group Chief Executive Officer—$400,000; Cristóbal Conde, Chief Executive Officer—$1,599,058; James L. Mann, Chairman—$1,204,491; and Michael K. Muratore, Executive Vice President—$809,436.

Incentive payments earned in 2004 under the Company’s Annual Executive Incentive Compensation Program were made to the Named Executive Officers during the first quarter of 2005. The 2004 incentive payments were earned based upon the achievement of performance goals established early in 2004. The amounts of the 2004 incentive payments were as follows: Mr. Birdwell—$1,418,219; Mr. Conde—$1,586,424; Mr. Clarke—$1,825,040; Mr. Mann—$829,654; and Mr. Muratore—$1,025,619.

On March 3, 2005, the Compensation Committee granted to the Named Executive Officers performance accelerated stock options (“PASOs”) under the Company’s Amended and Restated 2002 Equity Incentive Plan. PASOs are long-term options under which vesting of shares is subject both to the attainment of targeted operating income goals and continued long-term employment. Each PASO has a term of ten years, and none of the shares vest until nine and one-half years after the date of grant unless the current year’s performance goals are met. If the annual performance goals are partly or fully achieved for the current fiscal year, then some or all of the PASO shares will vest three years after the date of grant if the Named

Executive Officer remains employed by us. The number of shares subject to the March 3, 2005 PASO grants were as follows: Mr. Birdwell—71,700 shares; Mr. Clarke—77,400 shares; Mr. Conde—324,875 shares; Mr. Mann—157,000 shares; and Mr. Muratore—173,625 shares.

(b)	None.

Item 6. Exhibits:

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

SUNGARD DATA SYSTEMS INC.

Date: May 10, 2005	By:	/s/ Michael J. Ruane
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