Form 10-Q
period 2005-06-30
SUNGARD DATA SYSTEMS INC
filed 2005-08-09
CIK 789388

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

There were 290,845,802 shares of the registrant’s common stock, par value $.01 per share, outstanding at June 30, 2005.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except per-share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current:
Cash and equivalents	$526,030	$674,946
Short-term investments	—	—
Trade receivables, less allowance for doubtful accounts of $49,506 and $50,036	689,469	618,181
Earned but unbilled receivables	129,167	117,564
Prepaid expenses and other current assets	121,733	108,766
Clearing broker assets	412,878	232,450
Deferred income taxes	47,978	42,579

Total current assets	1,927,255	1,794,486

Property and equipment, less accumulated depreciation of $989,684 and $924,895	670,240	620,293
Software products, less accumulated amortization of $457,125 and $415,950	378,684	352,722
Customer base, less accumulated amortization of $243,136 and $213,393	663,671	556,965
Other tangible and intangible assets, less accumulated amortization of $16,939 and $25,816	39,331	45,958
Goodwill	2,009,178	1,824,217

Total Assets	$5,688,359	$5,194,641

Liabilities and Stockholders' Equity
Current:
Short-term and current portion of long-term debt	$14,572	$45,332
Accounts payable	62,894	60,334
Accrued compensation and benefits	143,179	179,638
Other accrued expenses	369,869	252,381
Clearing broker liabilities	386,770	208,730
Deferred revenue	672,627	629,710

Total current liabilities	1,649,911	1,376,125

Long-term debt	505,440	509,046
Deferred income taxes	106,666	57,834

Total liabilities	2,262,017	1,943,005

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.01 per share; 5,000 shares authorized, of which 3,200 is designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000 shares authorized; 294,776 and 292,258 shares issued	2,948	2,923
Capital in excess of par value	1,016,862	957,092
Restricted stock plans	(1,702)	(2,143)
Retained earnings	2,409,048	2,220,631
Accumulated other comprehensive income	103,017	176,964

	3,530,173	3,355,467
Treasury stock, at cost, 3,930 shares	(103,831)	(103,831)

Total stockholders' equity	3,426,342	3,251,636

Total Liabilities and Stockholders' Equity	$5,688,359	$5,194,641

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Services	$1,737,046	$1,564,385	$897,466	$804,911
License and resale fees	162,027	125,434	80,423	69,670

Total products and services	1,899,073	1,689,819	977,889	874,581
Reimbursed expenses	54,840	49,549	29,521	24,138

	1,953,913	1,739,368	1,007,410	898,719

Costs and expenses:
Cost of sales and direct operating	914,084	806,309	470,710	415,243
Sales, marketing and administration	380,353	322,506	186,666	158,862
Product development	124,549	119,813	64,227	60,889
Depreciation and amortization	115,404	108,010	58,966	54,653
Amortization of acquisition-related intangible assets	68,606	58,426	34,598	31,644
Merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS	18,305	(424)	14,538	(424)

	1,621,301	1,414,640	829,705	720,867

Income from operations	332,612	324,728	177,705	177,852
Interest income	6,267	3,374	2,977	1,532
Interest expense	(13,585)	(14,393)	(6,644)	(7,199)
Other income (expense)	(174)	—	(174)	—

Income before income taxes	325,120	313,709	173,864	172,185
Income taxes	136,703	125,484	75,043	69,582

Net income	$188,417	$188,225	$98,821	$102,603

Basic net income per common share	$0.65	$0.65	$0.34	$0.35

Shares used to compute basic net income per common share	289,725	289,129	290,554	289,102

Diluted net income per common share	$0.63	$0.64	$0.33	$0.35

Shares used to compute diluted net income per common share	298,133	296,068	301,193	295,360

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flow from operations:
Net income	$188,417	$188,225
Reconciliation of net income to cash flow from operations:
Depreciation and amortization	184,010	166,436
Other noncash credits	(14,863)	(10,427)
Deferred income tax provision (benefit)	(3,857)	20,452
Accounts receivable and other current assets	1,129	38,130
Accounts payable and accrued expenses	21,581	(93,023)
Clearing broker assets and liabilities, net	(3,309)	(21,647)
Deferred revenue	19,184	(10,636)

Cash flow from operations	392,292	277,510

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(417,935)	(749,016)
Cash received for sale of businesses	4,767	3,993
Cash paid for property and equipment	(106,458)	(97,894)
Cash paid for software and other assets	(19,765)	(16,523)

Cash used in investment activities	(539,391)	(859,440)

Financing activities:
Cash received from stock option and award plans	52,530	37,257
Cash used to purchase treasury stock	—	(65,930)
Cash received from borrowings, net of fees	75,382	590,514
Cash used to repay debt	(129,729)	(146,794)

Cash (used in) provided by financing activities	(1,817)	415,047

Decrease in cash and equivalents	(148,916)	(166,883)
Beginning cash and equivalents	674,946	478,941

Ending cash and equivalents	$526,030	$312,058

Supplemental information:
Acquired businesses:
Property and equipment	$65,458	$27,291
Software products	55,679	163,707
Customer base	159,612	201,665
Goodwill	227,148	521,087
Other tangible and intangible assets	2,495	7,914
Deferred income taxes	(53,022)	(78,606)
Purchase price obligations and debt assumed	(20,744)	(58,086)
Net current liabilities assumed	(18,691)	(35,956)

Cash paid for acquired businesses, net of cash acquired of $30,958 and $148,595, respectively	$417,935	$749,016

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Company to be Acquired by Private Equity Group:

On March 28, 2005, the Company announced that it had signed a merger agreement to be acquired by a consortium of seven private equity firms for $36 in cash for each outstanding share of common stock (including options) of the Company. The acquiring consortium was organized by Silver Lake Partners and includes Bain Capital, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts, Providence Equity Partners and Texas Pacific Group. On July 28, 2005, the stockholders of the Company voted to adopt the merger agreement providing for the acquisition of the Company. The transaction, which is subject to the satisfaction or waiver of closing conditions, is expected to close on or about August 11, 2005.

3. Acquisitions:

The Company seeks to grow by developing existing businesses and by buying new businesses that broaden its existing product lines and service offerings by adding complementary products and services offerings and by expanding its geographic reach. During the six months ended June 30, 2005, the Company completed four acquisitions in its FS segment, one acquisition in its HE/PS segment and one acquisition in its AS segment. Gross cash paid, subject to certain adjustments, was $449 million, including $391 million for the acquisitions of Inflow, Inc. and Vivista Holdings Limited. There was $232 million of goodwill recorded in connection with the 2005 acquisitions.

The following table lists the businesses the Company acquired since January 1, 2005:

Acquired Company/Business	Date Acquired	Description
Inflow, Inc.	1/4/2005	Hosting and managed services for information availability.
Protegent, Inc.	1/26/2005	Risk management solutions.
Vivista Holdings Limited	2/25/2005	Public safety and justice software solutions in the U.K.
Ensemble Technology (Pty) Ltd	2/28/2005	Professional services for the financial services industry in South Africa.
Integrity Treasury Solutions Limited	3/3/2005	Treasury management systems.
Recognition Research, Inc.	5/12/2005	Data-capture technology for the healthcare and financial services industries.

At June 30, 2005, the purchase-price allocations to the assets acquired and liabilities assumed for the acquisitions of Inflow, Inc., Integrity Treasury Solutions Limited and Recognition Research, Inc. are preliminary and subject to finalization of independent appraisals of acquired software and customer base, deferred income taxes and facility integration plans.

In connection with eight previously acquired businesses, up to $154 million could be paid as additional consideration over the next three years depending on the future operating results of those businesses. The amount paid, if any, is recorded as additional goodwill at the time the actual performance is known and the amounts become due. As of and during the six months ended June 30, 2005, there were no amounts earned or paid.

Changes in goodwill by segment during the six months ended June 30, 2005 follow (in thousands):

	FS	HE/PS	AS	Total
Balances at December 31, 2004	$617,898	$564,270	$642,049	$1,824,217
2005 acquisitions	25,767	88,213	117,722	231,702
Adjustments to previous acquisitions	(1,507)	(2,723)	(324)	(4,554)
Effect of foreign currency translation	(10,959)	(5,964)	(25,264)	(42,187)

Balances at June 30, 2005	$631,199	$643,796	$734,183	$2,009,178

Because of the acquisitions completed in 2005, the estimated amortization expense for each of the years 2005 to 2009 has been updated. In addition, because certain of these allocations are still preliminary, it is likely that the estimated annual amortization expense will continue to be updated as the allocations are finalized. Based on amounts recorded at June 30, 2005, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in thousands):

2005	$139,070
2006	136,995
2007	126,739
2008	113,848
2009	95,251

PRO FORMA FINANCIAL INFORMATION:

The Company completed the acquisitions of Inflow, Inc. on January 4, 2005; Vivista Holdings Limited on February 25, 2005; Integrity Treasury Solutions Limited on March 3, 2005; and Recognition Research, Inc. on May 12, 2005. The Company completed the acquisitions of FAME Information Services, Inc. on January 22, 2004; Systems & Computer Technology Corporation on February 12, 2004; Collegis, Inc. on March 4, 2004; and Open Software Solutions, Inc. on May 21, 2004. In addition, the Company completed the sale of Brut on September 7, 2004. The following unaudited pro forma results of operations (in thousands, except per-share amounts) assume that these acquisitions and disposition occurred on January 1, 2005 and 2004, respectively, and were reflected in the Company’s results from that date.

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,991,946	$1,838,627	$1,009,433	$913,907
Net income	190,666	185,478	99,414	99,564
Diluted net income per common share, as reported	0.63	0.64	0.33	0.35
Pro forma diluted net income per common share	0.64	0.63	0.33	0.34

This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.

MERGER COSTS AND COSTS RELATED TO THE PENDING SALE OF SUNGARD AND THE PREVIOUSLY PLANNED SPIN-OFF OF AVAILABILITY SERVICES AND OTHER ONE-TIME TRANSACTIONS:

During the six months ended June 30, 2005, the Company recorded merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS of $18.3 million ($17.6 million after tax, or $0.06 per diluted share) consisting of $16.6 million of accounting, investment banking, and legal and other costs associated with the proposed acquisition of SunGard and the previously planned spin-off of its availability services business and $1.7 million in severance costs related to acquisitions completed by the Company. In addition, in the first quarter, the Company recorded a one-time charge of $11.5 million, included in cost of sales and direct operating expenses for the six months ended June 30, 2005, related to the relocation of a leased availability services facility in North Bergen, New Jersey, which was acquired in 2001 as part of the Comdisco, Inc. availability solutions business. The equipment in this facility was relocated to an expanded facility in Carlstadt, New Jersey.

4. Stock-Based Compensation:

The Company applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and no expense has been recorded for its other stock-based plans. SFAS Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS Number 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123” changes the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 is currently optional; however, the following supplemental information is provided for each of the six months ended June 30 (in thousands, except per-share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported (including stock-based employee compensation costs, net of tax, of $265, $245, $133 and $123, respectively)	$188,417	$188,225	$98,821	$102,603
Additional stock-based employee compensation costs under SFAS 123, net of tax	(32,776)	(40,278)	(14,596)	(26,315)

Pro forma net income	$155,641	$147,947	$84,225	$76,288

Pro forma net income per common share:
Basic	$0.54	$0.51	$0.29	$0.26

Diluted	$0.52	$0.50	$0.28	$0.26

The fair value of the options granted using the Black-Scholes pricing model and the related assumptions follow:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005(1)	2004
Weighted-average fair value on date of grant	$15.51	$15.74	—	$13.74
Ratio of weighted-average fair value to weighted- average market value on date of grant	60%	57%	—	52%
Assumptions used to calculate fair value:
Volatility	46%	49%	—	49%
Risk-free interest rate	4.2%	3.2%	—	4.0%
Expected term (2)	6 years	6 years	—	6 years
Dividends	zero	zero	—	zero

(1)	There were no stock options granted during the three months ended June 30, 2005.
(2)	Nine and one-half years for unvested performance accelerated stock options.

This pro forma disclosure is not necessarily indicative of what stock option expense will be in future periods.

Under APB 25, the Company expects to record a pre-tax non cash charge for stock-based compensation of approximately $59 million in the third quarter of 2005 as a result of the acceleration of options in connection with the acquisition of the Company (see Note 2). Under SFAS 123, an additional pre-tax non cash charge for stock-based compensation of approximately $166 million will be reported for pro forma purposes.

5. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Segregated customer cash and treasury bills	$36,586	$24,027
Securities owned	28,043	23,006
Securities borrowed	299,542	150,019
Receivables from customers and other	48,707	35,398

Clearing broker assets	$412,878	$232,450

Payables to customers	$53,137	$59,250
Securities loaned	308,384	117,816
Customer securities sold short, not yet purchased	13,848	12,589
Payable to brokers and dealers	11,401	19,075

Clearing broker liabilities	$386,770	$208,730

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

6. Net Income per Common Share:

The computation of the number of shares used in calculating basic and diluted net income per common share follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding used for calculation of basic net income per common share	289,725	289,129	290,554	289,102
Dilutive effect of employee stock options	8,408	6,939	10,639	6,258

Total shares used for calculation of diluted net income per common share	298,133	296,068	301,193	295,360

During the six months ended June 30, 2005 and 2004, there were approximately 5 million and 16.5 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive effect of employee stock options. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average closing share price during the respective periods. The range of exercise prices for out-of-the-money options for the six months ended June 30, 2005 is $30.92 to $32.81 per share.

7. Comprehensive Income:

Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income	$188,417	$188,225	$98,821	$102,603
Foreign currency translation gains (losses)	(73,947)	2,173	(55,017)	(12,265)

Comprehensive income	$114,470	$190,398	$43,804	$90,338

8. Segment Information:

The Company has three segments: FS and HE/PS, which together form the Company’s Software & Processing Solutions business, and AS. Effective January 1, 2005, the Company reclassified one data center facility from AS to FS. This change has been reflected for all periods presented. The operating results for each of the segments for the six and three months ended June 30, 2005 and 2004 follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Financial systems	$927,361	$937,352	$470,945	$473,083
Higher education and public sector systems	388,281	228,732	214,697	140,602

Software & processing solutions	1,315,642	1,166,084	685,642	613,685
Availability services	638,271	573,284	321,768	285,034

	$1,953,913	$1,739,368	$1,007,410	$898,719

Income from operations:
Financial systems	$158,915	$149,062	$81,407	$81,512
Higher education and public sector systems	65,954	32,852	38,675	20,624

Software & processing solutions	224,869	181,914	120,082	102,136
Availability services	158,769	167,470	89,221	87,535
Corporate administration	(32,721)	(25,080)	(17,060)	(12,243)
Merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS	(18,305)	424	(14,538)	424

	$332,612	$324,728	$177,705	$177,852

Depreciation and amortization:
Financial systems	$64,461	$66,486	$32,055	$33,663
Higher education and public sector systems	30,902	20,695	16,974	12,467

Software & processing solutions	95,363	87,181	49,029	46,130
Availability services	88,493	78,432	44,459	39,758
Corporate administration	154	823	76	409

	$184,010	$166,436	$93,564	$86,297

Cash paid for property and equipment:
Financial systems	$24,160	$17,495	$11,168	$11,567
Higher education and public sector systems	9,396	979	5,242	297

Software & processing solutions	33,556	18,474	16,410	11,864
Availability services	72,888	79,304	41,514	40,786
Corporate administration	14	116	14	38

	$106,458	$97,894	$57,938	$52,688

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

The previously announced acquisition of SunGard is expected to close on or about August 11, 2005, subject to the satisfaction or waiver of closing conditions. See Note 2 of Notes to Consolidated Financial Statements.

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

					Percent of revenue				Percent Increase (Decrease)
	Six Months Ended		Three Months Ended		Six Months Ended		Three Months Ended
	June 30, (in millions)		June 30, (in millions)		June 30,		June 30,		Six months	Three months
	2005	2004	2005	2004	2005	2004	2005	2004	2005 vs. 2004	2005 vs. 2004
Revenue
Financial systems (FS)	$927.3	$937.4	$470.9	$473.2	47%	54%	47%	53%	(1)%	—
Higher education and public sector systems (HE/PS)	388.3	228.7	214.7	140.6	20%	13%	21%	16%	70%	53%

Software & processing solutions	1,315.6	1,166.1	685.6	613.8	67%	67%	68%	68%	13%	12%
Availability services (AS)	638.3	573.3	321.8	285.0	33%	33%	32%	32%	11%	13%

	$1,953.9	$1,739.4	$1,007.4	$898.8	100%	100%	100%	100%	12%	12%

Costs and Expenses
Cost of sales and direct operating	$914.1	$806.3	$470.7	$415.2	47%	46%	47%	46%	13%	13%
Sales, marketing and administration	380.4	322.5	186.7	158.9	19%	19%	19%	18%	18%	17%
Product development	124.5	119.8	64.2	60.9	6%	7%	6%	7%	4%	5%
Depreciation and amortization	115.4	108.0	59.0	54.6	6%	6%	6%	6%	7%	8%
Amortization of acquisition- related intangible assets	68.6	58.4	34.6	31.6	4%	3%	3%	4%	17%	9%
Merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS	18.3	(0.4)	14.5	(0.4)	1%	—	1%	—	*	*

	$1,621.3	$1,414.6	$829.7	$720.8	83%	81%	82%	80%	15%	15%

Operating Income
Financial systems (1)	$158.9	$149.1	$81.4	$81.5	17%	16%	17%	17%	7%	—
Higher education and public sector systems (1)	65.9	32.8	38.6	20.6	17%	14%	18%	15%	101%	88%

Software & processing solutions (1)	224.8	181.9	120.0	102.1	17%	16%	18%	17%	24%	18%
Availability services (1)	158.8	167.4	89.3	87.5	25%	29%	28%	31%	(5)%	2%
Corporate administration	(32.7)	(25.0)	(17.1)	(12.2)	(2)%	(1)%	(2)%	(1)%	31%	40%
Merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS	(18.3)	0.4	(14.5)	0.4	(1)%	—	(1)%	—	*	*

	$332.6	$324.7	$177.7	$177.8	17%	19%	18%	20%	2%	—

*	Not meaningful.
(1)	Percent of revenue is calculated as a percent of revenue from FS, HE/PS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage changes in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Six Months Ended June 30,				Percent increase (decrease)	Three Months Ended June 30,				Percent increase (decrease)
	(in thousands)		Percent of revenue			(in thousands)		Percent of revenue
	2005	2004	2005	2004	2005 vs. 2004	2005	2004	2005	2004	2005 vs. 2004
Financial Systems
Services	$793.7	$823.0	41%	47%	(4)%	$404.4	$414.2	40%	46%	(2)%
License and resale fees	89.6	74.2	5%	4%	21%	43.2	40.7	4%	5%	6%

Total products and services	883.3	897.2	45%	52%	(2)%	447.6	454.9	44%	51%	(2)%
Reimbursed expenses	44.0	40.2	2%	2%	9%	23.3	18.3	2%	2%	27%

	$927.3	$937.4	47%	54%	(1)%	$470.9	$473.2	47%	53%	—

Higher Education and Public Sector Systems
Services	$318.5	$184.8	16%	11%	72%	$178.1	$113.0	18%	13%	58%
License and resale fees	63.6	38.7	3%	2%	64%	33.1	24.4	3%	3%	36%

Total products and services	382.1	223.5	20%	13%	71%	211.2	137.4	21%	15%	54%
Reimbursed expenses	6.2	5.2	—	—	19%	3.5	3.2	—	—	9%

	$388.3	$228.7	20%	13%	70%	$214.7	$140.6	21%	16%	53%

Software & Processing Solutions
Services	$1,112.2	$1,007.8	57%	58%	10%	$582.5	$527.2	58%	59%	10%
License and resale fees	153.2	112.9	8%	6%	36%	76.3	65.1	8%	7%	17%

Total products and services	1,265.4	1,120.7	65%	64%	13%	658.8	592.3	65%	66%	11%
Reimbursed expenses	50.2	45.4	3%	3%	11%	26.8	21.5	3%	2%	25%

	$1,315.6	$1,166.1	67%	67%	13%	$685.6	$613.8	68%	68%	12%

Availability Services
Services	$624.9	$556.6	32%	32%	12%	$315.0	$277.7	31%	31%	13%
License and resale fees	8.8	12.5	—	1%	(30)%	4.1	4.6	—	1%	(11)%

Total products and services	633.7	569.1	32%	33%	11%	319.1	282.3	32%	31%	13%
Reimbursed expenses	4.6	4.2	—	—	10%	2.7	2.7	—	—	—

	$638.3	$573.3	33%	33%	11%	$321.8	$285.0	32%	32%	13%

Total Revenue
Services	$1,737.1	$1,564.4	89%	90%	11%	$897.5	$804.9	89%	90%	12%
License and resale fees	162.0	125.4	8%	7%	29%	80.4	69.7	8%	8%	15%

Total products and services	1,899.1	1,689.8	97%	97%	12%	977.9	874.6	97%	97%	12%
Reimbursed expenses	54.8	49.6	3%	3%	10%	29.5	24.2	3%	3%	22%

	$1,953.9	$1,739.4	100%	100%	12%	$1,007.4	$898.8	100%	100%	12%

Internal revenue is defined as revenue from businesses owned for at least one year. When assessing our financial results, we focus on growth in internal revenue because overall revenue growth is affected by the timing and magnitude of acquisitions. Due to the sale of Brut LLC (Brut) in September 2004, we present internal revenue growth with and without Brut as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Without Brut
Total SunGard	7%	1%	8%	0%
Financial systems	7%	0%	7%	0%

With Brut
Total SunGard	n/a	4%	n/a	3%
Financial systems	n/a	6%	n/a	4%

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

INCOME FROM OPERATIONS:

Our total operating margin decreased to 17% from 19% in 2004 due primarily to a $19 million increase in merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS, and to a one-time charge in the first quarter of 2005 of $12 million related to the relocation of an AS facility.

Financial Systems:

The FS operating margin was 17% and 16% for the six months ended June 30, 2005 and 2004, respectively. The FS margin increased due primarily to an improvement in margins due to the sale of Brut in September 2004, offset in part by the operating margins of recently acquired businesses, which tend to be lower at the outset and improve over a number of years.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 17% and 14% for the six months ended June 30, 2005 and 2004, respectively. The higher margin in 2005 was due primarily to an improvement in the margins of businesses acquired in 2004.

Availability Services:

The AS operating margin was 25% and 29% for the six months ended June 30, 2005 and 2004, respectively. The lower margin in 2005 was due primarily to a one-time charge of $12 million related to the relocation of an AS facility as well as the lower margin associated with a business acquired in January 2005.

REVENUE:

Total revenue increased $215 million in 2005 compared to the same period in 2004. The increase in total revenue in 2005 is due to $202 million from acquired businesses offset in part by a decrease of $97 million due to the sale of Brut in September 2004. Internal revenue growth was approximately 7%, compared to a 1% increase in 2004. The increase in internal revenue in 2005 reflects improvements in all three segments. Currency fluctuation had a positive impact of approximately 1% and 2% on 2005 and 2004 internal revenue, respectively. For the full year 2005, we expect growth in internal revenue in both our Software & Processing business and our Availability Services business to be in the middle single digits.

For the six months ended June 30, 2005, services revenue increased to $1.7 billion from $1.6 billion in 2004. The increase was due primarily to the impact of acquired HE/PS and AS businesses, offset in part by the sale of Brut.

Professional services revenue was $316 million and $245 million for the six months ended June 30, 2005 and 2004, respectively. The increase was due primarily to acquired HE/PS businesses and a $27 million increase in internal professional services revenue, primarily in HE/PS, benefit, insurance and investor accounting and investment management systems.

Revenue from license and resale fees was $162 million and $125 million for the six months ended June 30, 2005 and 2004, respectively, and included software license revenue of $122 million and $94 million, respectively. At December 31, 2004, we had software license backlog of $19 million, most of which was recognized as revenue in the first quarter of 2005. At June 30, 2005, there was no significant software license backlog.

Financial Systems:

FS revenue decreased $10 million in 2005, reflecting the impact of the sale of Brut which had $97 million in revenue in the first half of 2004. Internal revenue growth was 7% for the six months ended June 30, 2005. There was no internal revenue growth in the first half of 2004.

For the six months ended June 30, 2005, FS license and resale fees increased $15 million, primarily due to an increase in brokerage and trading systems.

Higher Education and Public Sector Systems:

HE/PS revenue increased $160 million for the six months ended June 30, 2005 compared to the corresponding period in 2004. HE/PS services revenue increased $134 million and license and resale fees increased $25 million. The increases were due primarily to recently acquired businesses and internal revenue growth of 15%.

Availability Services:

AS revenue increased $65 million for the six months ended June 30, 2005 compared to the corresponding period in 2004. The increase was due primarily to a business acquired in January 2005. AS internal revenue increased approximately 3% in 2005 and 2% in 2004.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenue for the six months ended June 30, 2005 increased to 83% from 81% in 2004 due to the following factors: (1) an increase of $19 million in merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS, (2) the impact of a one-time charge in the first quarter of 2005 of $12 million related to the relocation of a leased AS facility in North Bergen, New Jersey and (3) acquired businesses. The increase in costs and expenses were offset in part by a decrease in expenses due to the sale of Brut, which had a structurally lower operating margin than our other businesses.

Cost of sales and direct operating expenses as a percentage of total revenue were 47% and 46% for the six months ended June 30, 2005 and 2004, respectively. Cost of sales and direct operating expenses increased $108 million due primarily to acquired businesses, reimbursable clearing broker costs, and a one-time charge in the first quarter of 2005 of $12 million related to the relocation of a leased AS facility in North Bergen, New Jersey, offset in part by a decrease in expenses due to the sale of Brut.

Sales, marketing and administration expenses were 19% of total revenue for the six months ended June 30, 2005 and 2004. The $58 million increase in sales, marketing and administration expenses was due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from Software & Processing Solutions. For the six months ended June 30, 2005 and 2004, product development costs were 9% and 10%, respectively, of revenue from Software & Processing Solutions. Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization) and net capitalized development costs in each of the six-month periods follow (in millions):

	Six Months Ended June 30,
	2005	2004
Capitalized development costs	$7.2	$8.4
Amortization of previously capitalized development costs	6.3	5.6

Net capitalized development costs	$0.9	$2.8

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the six months ended June 30, 2005 and 2004. Total depreciation and amortization increased $7 million for the six months ended June 30, 2005 due primarily to acquired businesses.

Amortization of acquisition-related intangible assets was 4% of total revenue in the first half of 2005, compared to 3% in 2004. Amortization of acquisition-related intangible assets increased $11 million to $69 million ($0.13 per diluted share in 2005 compared to $0.12 per diluted share in 2004) due to acquired businesses.

Interest income for the six months ended June 30, 2005 and 2004 was $6 million and $3 million, respectively. The increase was due primarily to interest earned on higher average invested balances. Interest expense was $14 million for each of the six month periods ended June 30, 2005 and 2004.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

INCOME FROM OPERATIONS:

Our total operating margin decreased to 18% from 20% in 2004 due to a $15 million increase in merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS, and the lower margins associated with acquired businesses. These factors were offset in part by the effect of the sale in September 2004 of Brut, which had a structurally lower margin as compared to our other businesses.

Financial Systems:

The FS operating margin was 17% for each of the three month periods ended June 30, 2005 and 2004. There was an improvement in margins due to the sale of Brut in September 2004, which was offset by the lower operating margins of recently acquired businesses, which tend to be lower at the outset and improve over a number of years.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 18% and 15% for the three months ended June 30, 2005 and 2004, respectively. The higher margin in 2005 was due primarily to an improvement in the margins of businesses acquired in 2004.

Availability Services:

The AS operating margin was 28% and 31% for the three months ended June 30, 2005 and 2004, respectively. The lower margin in 2005 was due primarily to the lower margin associated with a business acquired in January 2005 and the impact of certain one-time favorable events in the second quarter of 2004.

REVENUE:

Total revenue increased $109 million in 2005 compared to the same period in 2004. The increase in total revenue in 2005 is due to $87 million from acquired businesses offset in part by a decrease of $46 million due to the sale of Brut in September 2004. Internal revenue growth was approximately 8% in 2005. There was no internal revenue growth in the comparable period in 2004. The increase in internal revenue in 2005 reflects improvements in all three segments. Currency fluctuation had a positive impact of less than 1% on 2005 compared to an increase of 2% on 2004 internal revenue.

For the three months ended June 30, 2005, services revenue increased to $898 million from $805 million in 2004. The increase was due primarily to the impact of acquired HE/PS and AS businesses, offset in part by the sale of Brut.

Professional services revenue was $172 million and $133 million for the three months ended June 30, 2005 and 2004, respectively. The increase was due primarily to acquired HE/PS businesses and a $17 million increase in internal professional services revenue across the Company.

Revenue from license and resale fees was $80 million and $70 million for the three months ended June 30, 2005 and 2004, respectively, and included software license revenue of $59 million and $51 million, respectively.

Financial Systems:

FS revenue decreased $2 million in 2005, reflecting the impact of the sale of Brut which had $46 million in revenue in 2004. Internal revenue growth was 7% for the second quarter of 2005. There was no internal revenue growth in the second quarter of 2004.

For the three months ended June 30, 2005, FS license and resale fees increased $3 million.

Higher Education and Public Sector Systems:

Revenue from HE/PS increased $74 million for the three months ended June 30, 2005 compared to the corresponding period in 2004. HE/PS services revenue increased $65 million and license and resale fees increased $9 million. The increases were due to acquired businesses and internal revenue growth of 19%.

Availability Services:

AS revenue increased $37 million in 2005, primarily due to a business acquired in January 2005 and internal revenue growth of 4%.

COSTS AND EXPENSES:

Total costs and expenses as a percentage of revenue for the three months ended June 30, 2005 increased to 82% from 80% in 2004, due to a $15 million increase in merger costs and costs related to the pending sale of SunGard and the previously planned spin-off of AS and to acquired businesses. The increase in costs and expenses were offset in part by a decrease in expenses due to the sale of Brut, which had a structurally lower operating margin than our other businesses.

Cost of sales and direct operating expenses as a percentage of total revenue were 47% and 46% for the three months ended June 30, 2005 and 2004, respectively. Cost of sales and direct operating expenses increased $56 million due primarily to acquired businesses, offset in part by the decrease in expenses due to the sale of Brut.

Sales, marketing and administration expenses increased as a percentage of total revenue to 19% for the three months ended June 30, 2005 compared to 18% in 2004. The $28 million increase in sales, marketing and administration expenses was due primarily to acquired businesses.

Since AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from Software & Processing Solutions. For the three month periods ended June 30, 2005 and 2004, product development costs were 9% and 10%, respectively, of revenue from Software & Processing Solutions. Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization) and net capitalized development costs in each of the three-month periods follow (in millions):

	Three Months Ended June 30,
	2005	2004
Capitalized development costs	$3.5	$4.7
Amortization of previously capitalized development costs	3.2	2.8

Net capitalized development costs	$0.3	$1.9

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the three months ended June 30, 2005 and 2004. Total depreciation and amortization increased $4 million for the three months ended June 30, 2005 due primarily to acquired businesses.

Amortization of acquisition-related intangible assets was 3% of total revenue in 2005 compared with 4% in 2004. Amortization of acquisition-related intangible assets increased $3 million to $35 million ($0.07 per diluted share in 2005 compared to $0.06 per diluted share in 2004) due to acquired businesses.

Interest income for the three months ended June 30, 2005 and 2004 was $3 million and $2 million, respectively. The increase was due primarily to interest earned on higher average invested balances. Interest expense was $7 million for each of the three month periods ended June 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2005, cash and equivalents were $526 million, a decrease of $149 million from December 31, 2004. Cash flow from operations was $392 million, an increase of $115 million compared with the six months ended June 30, 2004. The increase in cash flow from operations is due primarily to an increase in accounts payable and accrued expenses related to lower federal income tax payments in 2005 and lower initial working capital requirements of businesses acquired in 2005 compared to those acquired in 2004.

At June 30, 2005, we had $15 million of short-term debt and $505 million of long-term debt, while stockholders’ equity exceeded $3.4 billion. For the six months ended June 30, 2005, we spent $418 million (net of cash acquired) on acquisitions and $126 million on capital expenditures.

In addition to our short- and long-term debt, our remaining commitments consist primarily of operating leases for computer equipment and facilities; purchase obligations, consisting of the minimum outstanding obligations under noncancelable commitments to purchase goods or services; and contingent purchase price obligations for previously completed acquisitions, subject to the operating performance of the acquired businesses. Contingent purchase price obligations cannot exceed $154 million and could be paid over the next three years. The maximum amount payable within the next twelve months is $100 million, of which we currently expect to pay less than $1 million. We also have outstanding letters of credit and bid bonds that total approximately $52 million.

Post Transactions

We expect the pending sale of the Company to close on or about August 11, 2005, subject to satisfaction or waiver of the closing conditions. Upon closing, there will be significant changes in the Company’s existing capital structure. The purchase of the Company will be financed in part by new borrowings of approximately $7 billion under a new senior secured credit facility, a new receivables facility, a new revolving credit facility, and new unsecured senior notes and senior subordinated notes.

After closing of the sale of the Company and the new financing transactions (collectively referred to as the “Transactions”), we will be highly leveraged. As of March 31, 2005, on a pro forma basis, after giving effect to the Transactions, we would have had outstanding $7,603.3 million in aggregate indebtedness (including $29.6 million of payment obligations relating to historical acquisitions and capital lease obligations), with an additional $875.0 million of borrowing capacity available under our new revolving credit facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our new revolving credit facility), and we would have had $375.0 million of sales of receivables outstanding under our new receivables facilities. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs incurred in connection with our new receivables facilities. On a pro forma basis, after giving effect to the Transactions, our interest expense (including financing costs associated with our new receivables facilities) for the twelve months ended March 31, 2005 would have been approximately $620 million.

We historically have not participated in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet arrangements, other than operating leases. After completion of the Transactions, we expect to have certain special purpose entities in connection with the new receivables facility.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a new standard on accounting for share-based payments, SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R). On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R, which for our Company is no later than January 1, 2006. SFAS 123R supersedes Accounting Principles Board Opinion Number 25 (APB 25) and requires companies to expense the fair value of employee stock options and similar awards. Under SFAS 123R, the Company can select from two transition methods: the modified prospective method where stock compensation expense is recorded for all unvested and new awards after January 1, 2005 or the modified retrospective method where companies apply the modified prospective method, but also restate their prior financial statements beginning after December 15, 1994 to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of SFAS 123. The adoption of SFAS 123R will have a material effect on the Company’s financial position and results of operations but will not affect its net cash flows. The Company is currently evaluating the transition methods and the effect that the proposed sale of the Company will have on its stock compensation expense.

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

In December 2004 the FASB Staff issued FASB Staff Position No. 109-2 (FSP 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Jobs Act), which was effective upon issuance. FSP 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004 and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 is not expected to have a material impact on the Company’s 2005 tax expense or deferred tax liability.

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

RISK FACTORS:

Certain of the matters we discuss in this Form 10-Q, including the statements about the expected effects, timing and completion of the proposed sale of our company, statements about our outlook for internal revenue growth in 2005, statements about our expected margins, revenue and spending in 2005, including certain statements made in “Liquidity and Capital Resources,” and all other statements in this Form 10-Q other than historical facts, constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions, including the lingering effects of the economic slowdown on information technology spending levels, trading volumes and services revenue; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism or catastrophic events; the effect of disruptions to our ASP Systems; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with clearing broker operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. We may not be able to complete the proposed sale of our company on the terms summarized above or other acceptable terms, or at all, due to a number of factors, including the failure to satisfy customary closing conditions. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

After completing the Transactions, we will be highly leveraged. On a pro forma basis as of March 31, 2005, our total indebtedness would have been $7,603.3 million, including $29.6 million of payment obligations relating to historical acquisitions and capital lease obligations. We also would have had an additional $875.0 million available for borrowing under the revolving portion of our revolving credit facility at that date. In addition, $375.0 million of funding would have been outstanding under our receivables facilities on the same pro forma basis. The following chart shows our level of indebtedness and certain other information on a pro forma basis as of March 31, 2005 after giving effect to the Transactions.

Pro Forma as of March 31, 2005
(Dollars in millions)
Revolving credit facility(1)	$125.0
Term loan facilities(2)	4,000.0
New senior notes	2,000.0
New senior subordinated notes	1,000.0
Existing senior notes(3)	448.7
Other existing debt(4)	29.6

Total indebtedness	$7,603.3
Off-balance sheet receivables facilities(5)	375.0

Total	$7,978.3

(1)	Upon the closing of the Transactions, we will enter into a $1,000.0 million senior secured revolving credit facility with a six-year maturity, $125.0 million of which will be drawn on the closing date of the Transactions (exclusive of $1.6 million of letters of credit).
(2)	Upon the closing of the Transactions, we will enter into $4,000.0 million-equivalent of senior secured term loan facilities, comprised of a $3,685.0 million facility with SunGard Data Systems Inc. as the borrower and $315.0 million-equivalent facilities with a newly formed U.K. subsidiary as the borrower, $165.0 million of which will be denominated in euros and $150.0 million of which will be denominated in pounds sterling, with each facility having a seven-and-a-half-year maturity.
(3)	Consists of $250.0 million face amount of 3.75% senior notes due 2009 and $250.0 million face amount of 4.875% senior notes due 2014. Upon consummation of the Transactions, our existing senior notes will become secured on an equal and ratable basis with loans under the senior secured credit facilities to the extent required by the indenture governing the existing senior notes and will be guaranteed by all our subsidiaries that guarantee the new senior notes. The existing senior notes are recorded at $448.7 million as of March 31, 2005 on a pro forma basis as a result of fair value adjustments related to purchase accounting. The discount of $51.3 million on the existing senior notes will be accreted to their face amount over the remaining period up to their respective maturity dates using the effective interest rate method.

(4)	Consists of $15.6 million of hold-back, deferred purchase price and other obligations related to historical acquisitions and $14.0 million of capital lease obligations.
(5)	The receivables facilities provide for up to $375.0 million of funding, based, in part, on the amount of eligible receivables. We expect that the full amount of the receivables facilities will be funded at the closing of the Transactions. Because sales of receivables under the receivables facilities depend, in part, on the amount of eligible receivables, the amount of available funding under these facilities may fluctuate over time.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our debt obligations;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities and senior subordinated credit facility, will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures relating to our new senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our new senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates

In addition, under the senior secured credit agreement, we will be required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit.

If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement and, to the extent required by the indenture governing the existing senior notes, the existing senior notes. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior secured credit agreement and the existing senior notes, as well as our unsecured indebtedness.

Risks Related to Our Business

Our business depends largely on the economy and financial markets, and a slowdown or downturn in the economy or financial markets could adversely affect our business and results of operations.

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on information technology. In addition, customers may curtail or discontinue trading operations, delay or cancel information technology projects, or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess information technology resources may choose to take their availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results. During the last economic slowdown, our internal growth decreased, and nearly all of our revenue growth during 2001 through 2003 was from acquisitions. Because our financial performance tends to lag behind fluctuations in the economy, our recovery from any particular downturn in the economy may not occur until after economic conditions have generally improved.

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

Our acquisition program is an important element of our strategy but, because of the uncertainties involved, this program may not be successful and we may not be able to successfully integrate and manage acquired businesses.

Part of our growth strategy is to pursue additional acquisitions in the future. There can be no assurance that our acquisition program will continue to be successful. In addition, we may finance any future acquisition with debt, which would increase our interest costs. If we are unable to successfully integrate and manage acquired businesses, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.

If we are unable to identify suitable acquisition candidates and successfully complete acquisitions, our growth and our financial results may be adversely affected.

Our growth has depended in part on our ability to acquire similar or complementary businesses on favorable terms. In the last three years, most of our revenue growth was from acquired businesses. This growth strategy is subject to a number of risks that could adversely affect our business and financial results, including:

•	we may not be able to find suitable businesses to acquire at affordable valuations or on other acceptable terms;

•	we may face competition for acquisitions from other potential acquirers, some of whom may have greater resources than us or may be less highly leveraged, or from the possibility of an acquisition target pursuing an initial public offering of its stock;

•	we may have to incur additional debt to finance future acquisitions as we have done in the past and no assurance can be given as to whether, and on what terms, such additional debt will be available; and

•	we may find it more difficult or costly to complete acquisitions due to changes in accounting, tax, securities or other regulations.

Catastrophic events may disrupt or otherwise adversely affect the markets in which we operate, our business and our profitability.

Our business may be adversely affected by a war, terrorist attack, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us or an indirect impact on us by, for example, affecting our customers, the financial markets or the overall economy. The potential for a direct impact is due primarily to our significant investment in our infrastructure. Although we maintain redundant facilities and have contingency plans in place to protect against both man-made and natural threats, it is impossible to fully anticipate and protect against all potential catastrophes. Despite our preparations, a security breach, criminal act, military action, power or communication failure, flood, severe storm or the like could lead to service interruptions and data losses for customers, disruptions to our operations, or damage to our important facilities. The same disasters or circumstances that may lead to our customers requiring access to our availability services may negatively impact our own ability to provide such services. Our three largest availability services facilities are particularly important, and a major disruption at one or more of those facilities could disrupt or otherwise impair our ability to provide services to our availability services customers. If any of these events happen, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Our application service provider systems may be subject to disruptions that could adversely affect our reputation and our business.

Our application service provider systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our brokerage and trading systems maintain account and trading information for our customers and their clients, and our benefit, insurance and investor accounting systems maintain investor account information for retirement plans, insurance policies and mutual funds. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

Because the sales cycle for our software is typically lengthy and unpredictable, our results may fluctuate from period to period.

Our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software sales. We offer some of our financial systems on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. As a result, the sales cycle for a software license may be lengthy and take unexpected turns. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales.

Rapid changes in technology and our customers’ businesses could adversely affect our business and financial results.

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we cannot assure you that we will be able to respond adequately. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks, including:

•	we may find it difficult or costly to update our products and services and to develop new products fast enough to meet our customers’ needs;

•	we may find it difficult or costly to make some features of our products and services work effectively and securely over the Internet;

•	we may find it difficult or costly to integrate more of our FS solutions into efficient straight-through processing solutions;

•	we may find it difficult or costly to update our products and services to keep pace with business, regulatory and other developments in the financial services industry, where many of our customers operate; and

•	we may find it difficult or costly to update our services to keep pace with advancements in hardware, software and telecommunications technology.

Some technological changes, such as advancements that have facilitated the ability of our AS customers to develop their own internal solutions, may render some of our products and services less valuable or eventually obsolete. In addition, because of ongoing, rapid technological changes, the useful lives of some technology assets have become shorter and customers are therefore replacing these assets more often. As a result, our customers are increasingly expressing a preference for contracts with shorter terms, which could make our revenue less predictable in the future.

Customers taking their availability solutions in-house may continue to create pressure on our internal revenue growth rate.

Our AS solutions allow customers to leverage our significant infrastructure and take advantage of our experience, technology expertise, resource management capabilities and vendor neutrality. Nevertheless, some customers, especially among the very largest having significant information technology resources, prefer to develop and maintain their own in-house availability solutions, which can result in a loss of revenue from those customers. Technological advances in recent years have significantly reduced the cost yet not the complexity of developing in-house solutions. Over the past several years, business lost to customers taking their availability solutions in-house generally has offset our new sales. If this trend continues or worsens, there will be continued pressure on our internal revenue growth rate.

The trend toward information availability solutions utilizing more single customer dedicated resources likely will lower our overall operating margin percentage over time.

In the information availability services industry, especially among our more sophisticated customers, there is an increasing preference for solutions that utilize some level of dedicated resources, such as blended advanced recovery services and “always on” production services. The primary reason for this trend is that adding dedicated resources, although more costly, provides greater control, reduces data loss and facilitates quicker responses to business interruptions. Advanced recovery services often result in greater use of both shared and dedicated resources and, therefore, typically generate appreciably higher revenue with only a modest increase in capital expenditures and a modest decrease in operating margin percentage. Production services require significant dedicated resources and, therefore, generally produce even higher revenue at an appropriately lower operating margin percentage.

Our brokerage operations are highly regulated and are riskier than our other businesses.

Organizations like the Securities and Exchange Commission, New York Stock Exchange and National Association of Securities Dealers can, among other things, fine, censure, issue cease-and-desist orders and suspend or expel a broker/dealer or any of its officers or employees for failures to comply with the many laws and regulations that govern brokerage operations. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance and enforcement of an effective brokerage compliance program. Our failure to establish, maintain and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry, in particular with respect to active traders, may change, which could adversely affect our financial results.

We are exposed to certain risks due to the trading activities of our customers and professional traders of our brokerage operations. If customers or professional traders fail to pay for securities they buy, or fail to cover their short sales, or fail to repay margin loans we make to them, then we may suffer losses, and these losses may be disproportionate to the relatively modest revenue and profit contributions of this business. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we cannot limit our liability for trading losses even when we are not at fault.

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our HE/PS business.

Certain of our customer contracts, particularly those with governments, institutions of higher education and school districts, may be partly or completely terminated by the customer due to budget cuts or sometimes for any reason at all. These types of clauses are often called “fiscal funding” or “termination for convenience” clauses. If a customer exercises one of these clauses, the customer would be obligated to pay for the services we performed up to the date of exercise, but would not have to pay for any further services. While we have not been materially affected by exercises of these clauses in the past, we may be in the future. If customers that collectively represent a substantial portion of our revenue were to invoke the fiscal funding or termination for convenience clauses of their contracts, our future business and results of operations could be adversely affected.

If we fail to comply with government regulations in connection with our providing technology services to certain financial institutions, our business and results of operations may be adversely affected.

Because we act as a third-party service provider to financial institutions and provide mission-critical applications for many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”), we are subject to examination by the member agencies of the FFIEC. More specifically, we are a Multi-Regional Data Processing Servicer of the FFIEC because we provide mission critical applications for financial institutions from several data centers located in different geographic regions. As a result, the FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide services, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. Our incurrence of significant debt in connection with the Transactions increases the risk of an FFIEC agency review determining that our financial stability has been weakened. A sufficiently unfavorable review from the FFIEC could result in our financial institution customers not being allowed to use our technology services, which could have a material adverse effect on our business and financial condition.

If we are unable to retain or attract customers, our business and financial results will be adversely affected.

If we are unable to keep existing customers satisfied, sell additional products and services to existing customers or attract new customers, then our business and financial results may suffer. A variety of factors could affect our ability to successfully retain and attract customers, including the level of demand for our products and services, the level of customer spending for information technology, the level of competition from customers that develop their own solutions internally and from other vendors, the quality of our customer service, our ability to update our products and develop new products and services needed by customers, and our ability to integrate and manage acquired businesses. Our services revenue, which has been largely recurring in nature, comes from the sale of our products and services under fixed-term contracts. We do not have a unilateral right to extend these contracts when they expire. If customers cancel or refuse to renew their contracts, or if customers reduce the usage levels or asset values under their contracts, there could be a material adverse effect on our business and financial results.

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

During 2004, approximately 26% of our revenue was generated outside the United States. Approximately 77% of this revenue was from customers located in the United Kingdom and Continental Europe. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and

•	significant adverse changes in foreign currency exchange rates.

After the Transactions, the private equity firms acquiring the Company (“Sponsors”) will control us and may have conflicts of interest with us in the future.

Investment funds associated with or designated by the Sponsors will indirectly own, through their ownership in our parent companies, approximately 86.2% of our capital stock, on a fully-diluted basis, after consummation of the Transactions. As a result, the Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether noteholders believe that any such transactions are in their own best interests. For example, the Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to our new senior subordinated notes or to sell assets.

Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

If we are unable to protect our proprietary technologies and defend infringement claims, we could lose one of our competitive advantages and our business could be adversely affected.

Our success depends in part on our ability to protect our proprietary products and services and to defend against infringement claims. If we are unable to do so, our business and financial results may suffer. To protect our proprietary technology, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. Despite our efforts to protect the proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our technology. It also is possible that others will develop and market similar or better technology to compete with us. Furthermore, existing patent, copyright and trade secret laws may afford only limited protection, and the laws of certain countries do not protect proprietary technology as well as United States law. For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use. If any of these events happens, there could be a material adverse effect on the value of our proprietary technology and on our business and financial results. In addition, litigation may be necessary to protect our proprietary technology. This type of litigation is often costly and time-consuming, with no assurance of success.

The legal framework for software and business method patents is rapidly evolving. Some of our competitors may have been more aggressive than us in applying for or obtaining patent protection for innovative proprietary technologies both in the United States and internationally. There can be no assurance that in the future third parties will not assert infringement claims against us (as they have already done in the past) and preclude us from using a technology in our products or require us to enter into royalty and licensing arrangements on terms that are not favorable to us, or force us to engage in costly infringement litigation, which could result in us paying monetary damages or being forced to redesign our products to avoid infringement. Additionally, our licenses and service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of the intellectual property rights of third parties with respect to our products or services. We might have to defend or indemnify our customers to the extent they are subject to these types of claims. Any of these claims may be difficult and costly to defend and may lead to unfavorable judgments or settlements, which could have a material adverse effect on our reputation, business and financial results. For these reasons, we may find it difficult or costly to add or retain important features in our products and services.

Defects, design errors or security flaws in our products could harm our reputation and expose us to potential liability.

Most of our FS and HE/PS products are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our products, we may make a major design error that makes the product operate incorrectly or less efficiently.

In addition, certain of our products include security features that are intended to protect the privacy and integrity of customer data. Despite these security features, our products and systems, and our customers’ systems may be vulnerable to break-ins and similar problems caused by third parties, such as hackers bypassing firewalls and misappropriating confidential information. Such break-ins or other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and those of our customers, subject us to liability and tarnish our reputation. We may need to expend significant capital resources in order to eliminate or work around errors, defects, design errors or security problems. Any one of these problems in our products may result in the loss of or a delay in market acceptance of our products, the diversion of development resources, a lower rate of license renewals or upgrades and damage to our reputation, and in turn may increase service and warranty costs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Historically, we have rarely used derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions. We have had limited exposure to interest rate fluctuations historically. As a result, we have not used interest rate hedging strategies in the past. However, given the increased exposure to volatility in floating rates related to the proposed sale of our Company, we expect to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our existing credit facility, we may designate borrowings as base-rate borrowings or LIBOR borrowings. Base-rate borrowings bear interest generally at the prime rate plus a margin, while LIBOR borrowings bear interest at a rate equal to LIBOR plus a margin, depending upon our credit rating at the time of the borrowing. During the second quarter of 2005, in anticipation of the Transactions, the Company’s credit rating was downgraded. Currently, the margin for base-rate borrowings is 0.5% and the margin for LIBOR borrowings is 1.5%. Upgrades in our credit rating would result in a decrease in our interest rate by as much as 1%.

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

SUNGARD DATA SYSTEMS INC.

Date: August 5, 2005	By:	/s/ Michael J. Ruane
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