Form 10-Q
period 2005-09-30
SUNGARD DATA SYSTEMS INC
filed 2005-11-09
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 100 shares of the registrant’s common stock, par value $.01 per share, outstanding at September 30, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of December 31, 2004 for the Predecessor and September 30, 2005 (unaudited) for the Successor	1

	Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2004 and for the period from January 1, 2005 through August 10, 2005 for the Predecessor and for the period from August 11, 2005 through September 30, 2005 for the Successor	2

	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2004 and for the period from July 1, 2005 through August 10, 2005 for the Predecessor and for the period from August 11, 2005 through September 30, 2005 for the Successor	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and for the period from January 1, 2005 through August 10, 2005 for the Predecessor and for the period from August 11, 2005 through September 30, 2005 for the Successor	4

	Consolidated Statement of Stockholders’ Equity (unaudited) for the period from January 1, 2005 through August 10, 2005 for the Predecessor and for the period from August 11, 2005 through September 30, 2005 for the Successor	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		44

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In thousands, except share and

per-share amounts)

	Predecessor	Successor
	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current:
Cash and equivalents	$674,946	$303,458
Trade receivables, less allowance for doubtful accounts of $50,036 and $24,657	618,181	397,463
Earned but unbilled receivables	117,564	79,753
Prepaid expenses and other current assets	108,766	139,317
Clearing broker assets	232,450	422,793
Retained interest in accounts receivable sold	—	150,536
Deferred income taxes	42,579	43,606

Total current assets	1,794,486	1,536,926

Property and equipment, less accumulated depreciation of $924,895 and $27,541	620,293	716,980
Software products, less accumulated amortization of $415,950 and $26,896	352,722	1,241,391
Customer base, less accumulated amortization of $213,393 and $27,892	556,965	2,704,123
Other tangible and intangible assets, less accumulated amortization of $25,816 and $985	45,958	233,361
Trade name	—	770,000
Goodwill	1,824,217	7,260,336

Total Assets	$5,194,641	$14,463,117

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$45,332	$49,614
Accounts payable	60,334	60,093
Accrued compensation and benefits	179,638	190,287
Other accrued expenses	252,381	290,915
Clearing broker liabilities	208,730	411,866
Deferred revenue	629,710	653,863

Total current liabilities	1,376,125	1,656,638

Long-term debt	509,046	7,680,555
Deferred income taxes	57,834	1,548,052

Total liabilities	1,943,005	10,885,245

Commitments and contingencies

Stockholders’ equity:
Predecessor:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, of which 3,200,000 is designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000,000 shares authorized; 292,257,243 shares issued at December 31, 2004	2,923	—
Successor:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding at September 30, 2005	—	—

Capital in excess of par value	957,092	3,612,460
Restricted stock plans	(2,143)	—
Retained earnings (accumulated deficit)	2,220,631	(23,071)
Accumulated other comprehensive income (loss)	176,964	(11,517)

	3,355,467	3,577,872
Treasury stock, at cost, 3,930,000 and 0 shares	(103,831)	—

Total stockholders’ equity	3,251,636	3,577,872

Total Liabilities and Stockholders’ Equity	$5,194,641	$14,463,117

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Predecessor		Successor
	Nine months ended September 30, 2004	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005
Revenue:
Services	$2,364,263	$2,125,549	$490,719
License and resale fees	200,974	179,589	42,246

Total products and services	2,565,237	2,305,138	532,965
Reimbursed expenses	73,469	66,203	14,828

	2,638,706	2,371,341	547,793

Costs and expenses:
Cost of sales and direct operating	1,216,793	1,119,555	246,530
Sales, marketing and administration	480,987	456,003	116,837
Product development	177,541	153,657	36,390
Depreciation and amortization	162,689	141,410	32,516
Amortization of acquisition-related intangible assets	89,491	84,092	51,187
Merger costs	3,076	121,013	18,443

	2,130,577	2,075,730	501,903

Income from operations	508,129	295,611	45,890
Interest income	5,233	9,076	2,157
Interest expense	(22,173)	(16,617)	(88,268)
Other income (expense)	79,362	(174)	(2,734)

Income (loss) before income taxes	570,551	287,896	(42,955)
Provision (benefit) for income taxes	228,789	142,144	(19,884)

Net income (loss)	$341,762	$145,752	$(23,071)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Predecessor		Successor
	Three months ended September 30, 2004	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005
Revenue:
Services	$799,878	$388,503	$490,719
License and resale fees	75,540	17,562	42,246

Total products and services	875,418	406,065	532,965
Reimbursed expenses	23,920	11,363	14,828

	899,338	417,428	547,793

Costs and expenses:
Cost of sales and direct operating	410,484	205,471	246,530
Sales, marketing and administration	158,481	75,650	116,837
Product development	57,728	29,108	36,390
Depreciation and amortization	54,679	26,006	32,516
Amortization of acquisition-related intangible assets	31,065	15,486	51,187
Merger costs	3,500	102,708	18,443

	715,937	454,429	501,903

Income (loss) from operations	183,401	(37,001)	45,890
Interest income	1,859	2,809	2,157
Interest expense	(7,780)	(3,032)	(88,268)
Other income (expense)	79,362	—	(2,734)

Income (loss) before income taxes	256,842	(37,224)	(42,955)
Provision (benefit) for income taxes	103,305	5,441	(19,884)

Net income (loss)	$153,537	$(42,665)	$(23,071)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Predecessor		Successor
	Nine months ended September 30, 2004	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005
Cash flow from operations:
Net income (loss)	$341,762	$145,752	$(23,071)
Reconciliation of net income (loss) to cash flow from operations:
Gain on sale of Brut, net of tax	(47,049)	—	—
Depreciation and amortization	252,180	225,502	83,703
Stock compensation expense	—	58,798	7,949
Deferred income tax provision	30,356	14,671	23,941
Deferred financing cost amortization	—	—	5,807
Other noncash credits	(17,523)	(17,046)	(3,651)
Accounts receivable and other current assets	69,092	78,979	104,759
Accounts payable and accrued expenses	(124,864)	77,301	10,014
Clearing broker assets and liabilities, net	(19,161)	(3,038)	14,930
Deferred revenue	(20,381)	(9,664)	32,323

Cash flow from operations	464,412	571,255	256,704

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(763,759)	(419,288)	(14,900)
Cash received for sale of businesses, net of cash sold	193,993	4,767	—
Acquisition of SunGard by Solar Capital	—	—	(11,615,057)
Cash paid for property and equipment	(142,400)	(131,429)	(46,021)
Cash paid for software and other assets	(24,728)	(23,036)	(8,854)

Cash used in investment activities	(736,894)	(568,986)	(11,684,832)

Financing activities:
Cash received from stock option and award plans	45,729	385,975	—
Cash used to purchase treasury stock	(65,930)	—	—
Cash received from borrowings for the Transaction	—	—	7,333,000
Investment by Parent Companies	—	—	3,450,102
Cash received from other borrowings, net of fees	590,807	75,407	12,749
Cash used to repay debt	(289,724)	(132,457)	(70,405)

Cash provided by financing activities	280,882	328,925	10,725,446

Increase (decrease) in cash and equivalents	8,400	331,194	(702,682)
Beginning cash and equivalents	478,941	674,946	1,006,140

Ending cash and equivalents	$487,341	$1,006,140	$303,458

Supplemental information:

Acquired businesses:
Property and equipment	$26,908	$66,144	$184
Software products	168,876	56,560	5,626
Customer base	202,112	159,723	164
Goodwill	521,681	213,387	6,518
Other tangible and intangible assets	9,794	2,495	924
Deferred income taxes	(53,980)	(52,844)	676
Purchase price obligations and debt assumed	(58,186)	(20,894)	(2,460)
Net current (liabilities) assets assumed	(53,446)	(5,283)	3,268

Cash paid for acquired businesses, net of cash acquired of $148,749, $30,958 and $0, respectively	$763,759	$419,288	$14,900

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Restricted Stock Plans	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
(in thousands)	Number of Shares	Par Value	Number of Shares	Par Value				Foreign Currency Translation	Number of Shares	Cost
Predecessor

Balances at December 31, 2004	—	$—	292,258	$2,923	$957,092	$(2,143)	$2,220,631	$176,964	(3,930)	$(103,831)	$3,251,636
Comprehensive income:
Net income	—	—	—	—	—	—	145,752	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	(68,767)	—	—
Total comprehensive income											76,985
Shares issued under stock plans	—	—	17,997	180	385,795	—	—	—	—	—	385,975
Compensation expense related to stock plans	—	—	—	—	58,798	2,143	—	—	—	—	60,941
Income tax benefit arising from employee stock options	—	—	—	—	58,078	—	—	—	—	—	58,078

Balances at August 10, 2005	—	$—	310,255	$3,103	$1,459,763	$—	$2,366,383	$108,197	(3,930)	$(103,831)	$3,833,615

Successor
Investment by Parent Companies			100	$—	$3,604,511	$—	$—	$—	—	—	$3,604,511
Comprehensive loss:
Net loss			—	—	—	—	(23,071)	—	—	—
Foreign currency translation			—	—	—	—	—	(11,517)	—	—
Total comprehensive loss											(34,588)
Stock-based compensation expense			—	—	7,949	—	—	—	—	—	7,949

Balances at September 30, 2005			100	$—	$3,612,460	$—	$(23,071)	$(11,517)	—	$—	$3,577,872

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. was acquired on August 11, 2005 through a merger transaction with Solar Capital Corp., a Delaware corporation formed by investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake Partners and Texas Pacific Group (collectively, the “Sponsors”). The acquisition was accomplished through the merger of Solar Capital Corp. into SunGard Data Systems Inc. with SunGard Data Systems Inc. being the surviving company (the “Transaction”).

The Company is a wholly owned subsidiary of SunGard Holdco LLC, which is owned by SunGard Holding Corp. and SunGard Capital Corp. II. SunGard Capital Corp. II is a subsidiary of SunGard Capital Corp. and these two companies are collectively referred to as the Parent Companies. All four of these companies were formed for the purpose of facilitating the Transaction.

Although SunGard Data Systems Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard Data Systems Inc. and subsidiaries for both the Predecessor and Successor periods.

SunGard Data Systems Inc. has three segments: Financial Systems (FS, formerly Investment Support Systems), Higher Education and Public Sector Systems (HE/PS) and Availability Services (AS). The Company’s Software & Processing Solutions business is comprised of the FS and HE/PS segments. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of the Parent Companies.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2004. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Acquisitions:

ACQUISITION OF SUNGARD DATA SYSTEMS INC. BY SOLAR CAPITAL CORP.

As discussed in Note 1, the Transaction was completed on August 11, 2005 and was financed by a combination of borrowings under the Company’s new senior secured credit facilities, the issuance of senior notes due 2013 and senior subordinated notes due 2015, the funding under the Company’s new receivables facilities, and the equity investment of the Sponsors, co-investors and management. See Note 5 for a description of the Company’s indebtedness.

The purchase price including transaction costs was approximately $11.77 billion. The sources and uses of funds in connection with the acquisition are summarized below (in millions):

Sources
Secured revolving credit facility	$149.0
Secured term loan facilities	4,000.0
Receivables facilities	375.0
Senior notes due 2013	2,000.0
Senior subordinated notes due 2015	1,000.0
Cash on hand	641.0
Equity contribution - cash	3,450.1
Equity contribution - non-cash	154.4

Total sources	$11,769.5

Uses
Payment consideration to stockholders	$11,240.9
Converted share and option consideration	154.4
Estimated transaction costs	374.2

Total uses	$11,769.5

The non-cash equity contribution was a combination of shares and fully vested stock options of the Predecessor. The shares were converted into shares of the Parent Companies. The fully vested stock options were automatically converted into fully vested stock options of the Parent Companies (continuation options).

Preliminary Purchase Price Allocation

Under business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of August 11, 2005 as set forth below, in millions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and our estimates and assumptions are subject to change.

Property and equipment	$702.0
Software products	1,259.3
Customer base	2,735.7
Trade name	770.0
Goodwill	7,262.3
Other tangible and intangible assets	228.2
Deferred income taxes	(1,531.7)
Debt assumed	(459.5)
Net current assets acquired	803.2

Total purchase price	11,769.5
Non-cash equity contribution	154.4

Cash used in acquisition of SunGard by Solar Capital	$11,615.1

The preliminary estimated useful lives are five to seven years for software and ten to nineteen years for customer base. The SunGard trade name has an indefinite life and is not subject to amortization; it, along with goodwill, will be reviewed at least annually for impairment.

ACQUISITIONS BY THE COMPANY

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and services offerings and by expanding its geographic reach. During the nine months ended September 30, 2005, the Company completed five acquisitions in its FS segment, two acquisitions in its HE/PS segment and one acquisition in its AS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $434 million, including $363 million for the acquisitions of Inflow, Inc. and Vivista Holdings Limited.

The following table lists the businesses the Company acquired since January 1, 2005:

Inflow, Inc.	1/4/2005	Hosting and managed services for information availability.

Protegent, Inc.	1/26/2005	Risk management solutions.

Vivista Holdings Limited	2/25/2005	Public safety and justice software solutions in the U.K.

Ensemble Technology (Pty) Ltd	2/28/2005	Professional services for the financial services industry in South Africa.

Integrity Treasury Solutions Limited	3/3/2005	Treasury management systems.

Recognition Research, Inc.	5/12/2005	Data-capture technology for the healthcare and financial services industries.

Understanding Systems, Inc.	7/25/2005	Graphical mapping solutions for the public sector.

Pyramid Digital Systems, LLC	8/17/2005	Software and solutions to the retirement plan industry.

In connection with seven previously acquired businesses, up to $152 million could be paid as additional consideration, primarily over the next year depending on the future operating results of those businesses. The amount paid, if any, is recorded as additional goodwill at the time the actual performance is known and the amounts become due. As of and during the nine months ended September 30, 2005, there were no amounts earned or paid.

GOODWILL AND AMORTIZATION

Changes in total goodwill during the nine months ended September 30, 2005 follow (in thousands):

Predecessor
Balance at December 31, 2004	$1,824,217
Acquisitions by the Company from January 1, 2005 through August 10, 2005	231,236
Adjustments to previous acquisitions	(17,849)
Effect of foreign currency translation	(40,468)

Balance at August 10, 2005	$1,997,136

Successor
Acquisition of SunGard Data Systems Inc. by Solar Capital Corp.	$7,262,334
Acquisitions by the Company from August 11, 2005 through September 30, 2005	5,288
Adjustments to previous acquisitions	1,230
Effect of foreign currency translation	(8,516)

Balance at September 30, 2005	$7,260,336

The estimated amortization expense through 2009 has been updated to reflect the Transaction as well as acquisitions subsequent to August 10, 2005. Since the allocation of the Transaction purchase price is preliminary and subject to finalization of independent appraisals, the estimated annual amortization expense will continue to be updated as the appraisals are finalized. Based on preliminary valuation data and amounts recorded at September 30, 2005, total estimated amortization of all acquisition-related intangible assets during the period from August 11, 2005 through December 31, 2005 and for each of the years ended December 31, 2006 to 2009 follows (in thousands):

August 11, 2005 through December 31, 2005	$146,549
2006	376,630
2007	376,630
2008	376,630
2009	376,630

PRO FORMA FINANCIAL INFORMATION:

The following unaudited pro forma results of operations (in thousands) assume that the Transaction and certain significant acquisitions and dispositions occurred on January 1, 2004 and were reflected in the Company’s results from that date. The pro forma results include the 2005 acquisitions of Inflow, Inc., Vivista Holdings Limited, Integrity Treasury Solutions Limited, and Recognition Research, Inc., the 2004 acquisitions of FAME Information Services, Inc. (closed January 22, 2004), Systems & Computer Technology Corporation (closed February 12, 2004), Collegis, Inc. (closed March 4, 2004), and Open Software Solutions, Inc. (closed May 21, 2004), and the disposition of Brut LLC (closed September 7, 2004). This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions and disposition had actually occurred on that date, nor of the results that may be obtained in the future.

	Nine months ended September 30, 2004	Nine months ended September 30, 2005	Three months ended September 30, 2004	Three months ended September 30, 2005
Revenue	$2,718,389	$2,944,993	$911,648	$960,214
Net (loss) income	(58,912)	(200,392)	13,026	(129,016)

MERGER AND OTHER COSTS:

During the period from January 1, 2005 through August 10, 2005, the Company recorded merger costs of $121 million ($94 million after tax). These costs primarily include $59 million of accounting, investment banking, legal and other costs associated with the Transaction and a non-cash charge for stock compensation of approximately $60 million ($39 million after tax) in the period ended August 10, 2005 resulting from the acceleration of stock options and restricted stock. During the period from August 11, 2005 through September 30, 2005, the Company recorded merger costs of $19 million ($13 million after tax) consisting primarily of payroll taxes and certain compensation expenses related to the Transaction.

In the first quarter of 2005, the Company recorded a one-time charge of $12 million, included in cost of sales and direct operating expenses, related to the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.

3. Stock-Based Compensation:

Post-Transaction

In connection with the Transaction, the Parent Companies adopted a new equity-based management compensation plan, which authorizes equity awards to be granted for up to 60 million shares of Class A common stock and 7 million shares of Class L common stock of SunGard Capital Corp. and 2.5 million shares of preferred stock of SunGard Capital Corp. II. Under this plan, certain management and key employees were granted time-based options or a combination of time-based and performance-based options to purchase stock in the Parent Companies. The issued options are for equity units (Unit). Each Unit consists of an option to purchase 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II. The shares comprising a Unit are in the same proportion as the shares issued to the shareholders of the Parent Companies. Options are exercisable only as a Unit and the individual classes cannot be separately exercised.

As discussed in Note 2, options to purchase shares of the Predecessor held by certain members of management that were not exercised before closing of the Transaction were automatically converted into fully-vested continuation options to purchase 7.4 million Units having the same aggregate intrinsic value of $100 million. The continuation options have an exercise price of $4.50 and a weighted average remaining life of 5.5 years.

During the period ended September 30, 2005, the Parent Companies granted time-based and performance-based options to purchase approximately 12.5 million and 18.2 millions Units, respectively. Time-based options vest over the next five years as follows: 25% one year after date of grant, and 1/48 of the remaining balance each month thereafter for 48 months. Performance-based options vest upon the attainment of certain annual and cumulative earnings goals for the Company during the six-year period beginning January 1, 2005. Time-based and performance-based options can vest upon a change in control, subject to certain conditions, and expire ten years from the date of grant.

As of the date of the Transaction, the Company adopted SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated.

Time-based and performance-based options granted in the period ended September 30, 2005 have an exercise price of $18.00 per Unit and a fair value of $10.54 per Unit based on the Black-Scholes option-pricing model using the following assumptions: expected term to exercise of 5.5 years; expected volatility of 62%; risk-free interest rate of 4.18%; and no dividend yield. Expected volatility is based primarily on a combination of the Company’s historical volatility adjusted for its new leverage and estimates of implied volatility of the Company’s peer group. The requisite service period is up to 5.4 years from the date of grant.

For the period ended September 30, 2005, the Company recognized non-cash stock compensation expense of $8 million included in sales, marketing and administration expenses. The adoption of FAS 123R had no impact on the Company’s cash flow from operations or financing activities. At September 30, 2005, there is approximately $115 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 5.25 years. For performance-based options, vesting, and therefore compensation expense, is estimated at the time that the achievement of the annual and cumulative earnings goals becomes probable. For time-based options, compensation expense is recorded on a straight-line basis over the requisite service period of five years. During the period ended September 30, 2005, there were options granted to purchase approximately 38.1 million Units, including continuation options, and no option exercises or cancellations. At September 30, 2005, no performance-based or time-based options are exercisable and all continuation options are exercisable.

Pre-Transaction stock-based compensation accounting

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock option and award plans. Accordingly, compensation expense has been recorded for its restricted stock awards and the Company recorded in merger costs a non-cash charge for stock compensation of approximately $60 million ($39 million after tax) in the period from July 1, 2005 to August 10, 2005 as a result of the acceleration of vesting of all options and restricted stock in connection with the Transaction (see Note 2). SFAS Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS Number 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123” changed the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 was optional; however, the following supplemental information is provided (in thousands):

	Predecessor*
	Nine months ended September 30, 2004	Period from January 1, 2005 through August 10, 2005	Three months ended September 30, 2004	Period from July 1, 2005 through August 10, 2005
Net income (loss), as reported (including stock compensation expense, net of tax, of $363, $36,565, $118 and $36,190, respectively)	$341,762	$145,752	$153,537	$(42,665)
Additional stock compensation expenses under SFAS 123, net of tax	(70,751)	(134,845)	(30,473)	(102,069)

Pro forma net income (loss)	$271,011	$10,907	$123,064	$(144,734)

*	At the date of Acquisition, the Company adopted FAS 123R. This disclosure is therefore not applicable for the period August 11, 2005 through September 30, 2005.

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in thousands):

	Predecessor	Successor
	December 31, 2004	September 30, 2005
Segregated customer cash and treasury bills	$24,027	$32,592
Securities owned	23,006	33,063
Securities borrowed	150,019	305,903
Receivables from customers and other	35,398	51,235

Clearing broker assets	$232,450	$422,793

Payables to customers	$59,250	$52,619
Securities loaned	117,816	321,200
Customer securities sold short, not yet purchased	12,589	27,828
Payable to brokers and dealers	19,075	10,219

Clearing broker liabilities	$208,730	$411,866

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

5. Debt:

Debt consisted of the following at December 31, 2004 and September 30, 2005 (in thousands):

	Predecessor	Successor
	December 31, 2004	September 30, 2005
Secured revolving credit facility, effective interest rate of 6.32% (A)	$—	$100,000
Secured term loan facilities, effective interest rate of 6.24% (A)	—	3,985,205
Senior Notes due 2009 at 3.75%, net of discount of $22,189 (B)	250,000	227,811
Senior Notes due 2014 at 4.875%, net of discount of $34,423 (B)	250,000	215,577
Senior Notes due 2013 at 9.125% (C)	—	1,600,000
Senior Subordinated Notes due 2015 at 10.25% (C)	—	1,000,000
Senior Notes due 2013 at LIBOR plus 4.5% (8.5248% at September 30, 2005) (C)	—	400,000
Accounts receivable securitization facility due 2011 at LIBOR plus 1.8% (3.6% at September 30, 2005) (D)	—	187,060
Other, primarily acquisition purchase price and capital lease obligations	54,378	14,516

	554,378	7,730,169
Short-term borrowings and current portion of long-term debt	(45,332)	(49,614)

Long-term debt	$509,046	$7,680,555

On August 11, 2005, in connection with the Transaction, the Company (i) entered into a new $4.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard Data Systems Inc. as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower ($165 million of which is denominated in euros and $150 million of which is denominated in pounds sterling), and a $1.0 billion revolving credit facility ($900 million available as of September 30, 2005), (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes and (iii) entered into receivables securitization facilities totaling $375 million.

The senior secured credit facilities and the indentures governing the senior notes and senior subordinated notes issued in connection with the Transaction limit the Company’s (and most or all of its subsidiaries’) ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the senior secured credit agreement, the Company will be required to satisfy and maintain specified financial ratios and other financial condition tests.

(A) Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of JP Morgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility may be reduced subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to attaining certain leverage ratios.

All obligations under the senior secured credit agreement are unconditionally guaranteed by SunGard Holdco LLC and, subject to certain exceptions, by all domestic wholly owned subsidiaries, referred to, collectively, as U.S. Guarantors. In addition, the borrowings of U.K. subsidiary borrowers under the revolving credit facility are unconditionally guaranteed by certain wholly owned U.K. subsidiaries.

(B) Senior Notes due 2009 and 2014

On January 15, 2004, the Company issued $500 million of senior unsecured notes, $250 million of 3.75% notes due 2009 and $250 million of 4.875% notes due 2014, which are subject to certain standard covenants. Upon completion of the Transaction and to the extent required by their indentures, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $443 million as of September 30, 2005 as a result of fair value adjustments related to purchase accounting. The discount of $57 million will be amortized and added to the recorded amounts over the remaining periods to maturity.

(C) Senior Notes due 2013 and Senior Subordinated Notes due 2015

The senior notes due 2013 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes.

The senior subordinated notes due 2015 are unsecured senior subordinated obligations that are subordinated in right of payment to existing and future senior debt, including the senior secured credit facilities, the senior notes due 2009 and 2014 and the senior notes due 2013. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

The senior notes due 2013 and senior subordinated notes due 2015 are redeemable in whole or in part, at the option of the Company, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

(D) Receivables Securitization Facilities

In August 2005, certain domestic subsidiaries entered into two receivables facilities, a transitional facility and a long-term facility (the “Facilities”). The Facilities provide the Company funding of up to $375 million by allowing it to sell, on a revolving basis, an undivided interest in eligible receivables, subject to the satisfaction of other customary conditions, for a period of up to six years following the Transaction.

Domestic subsidiaries that are not yet eligible to participate in the long-term facility participate in the transitional facility. Subsidiaries that participate in the transitional facility transfer their eligible receivables to third party conduits through a wholly owned bankruptcy remote special purpose entity that is consolidated for financial reporting purposes. The funding under the transitional facility is provided by the lenders under the Company’s senior secured credit facilities. The Company must use reasonable commercial efforts to cause the participating subsidiaries to join the long-term facility within 150 days after the Transaction. If this does not occur, the lenders will have the right to refinance the transitional facility on terms no less favorable to the Company than the terms of the senior secured term loan facility. Sales of receivables under the transitional facility cannot be accounted for as sales under the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Accordingly, these receivables, totaling $281 million, are included in trade receivables and secure the corresponding borrowings, which are included in long-term debt in the accompanying consolidated balance sheet as of September 30, 2005.

Under the long-term facility, eligible receivables are sold to third-party conduits through a wholly owned bankruptcy remote special purpose entity that is not consolidated for financial reporting purposes. The Company continues to service the receivables and charges a monthly servicing fee at market rates. The third-party conduits are sponsored by the lenders under the Company’s senior secured credit facilities. Additional subsidiaries of the Company may become parties to the long-term facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence. Sales of receivables under the long-term facility qualify as sales under the provisions of SFAS 140. Accordingly, these receivables, totaling $303 million net of applicable allowances, and the corresponding borrowings, totaling $139 million, are excluded from the accompanying consolidated balance sheet as of September 30, 2005. The Company’s retained interest in receivables sold as of September 30, 2005 is $151 million. Expenses associated with the long-term facility totaled $7.6 million for the period ended September 30, 2005, of which $4 million related to the loss on sale of the receivables and discount on retained interests (net of the related servicing revenue) is recorded in other income (expense) and the remainder, representing facility and professional fees, are recorded in merger and other costs in the accompanying consolidated statements of operations. The gain or loss on sale of receivables is determined at the date of transfer based upon the fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate at September 30, 2005) are the key assumptions used in this estimate. At September 30, 2005, neither a 10% nor a 20% adverse change in the assumed collection period or assumed discount rate would have a material impact on the Company’s financial position or results of operations.

At September 30, 2005, annual maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

2006	$49,614
2007	40,029
2008	40,029
2009	267,840
2010	40,029
Thereafter	7,292,628

6. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholders’ equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in thousands):

	Predecessor		Successor
	Nine months ended September 30, 2004	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005
Net income (loss)	$341,762	$145,752	$(23,071)

Foreign currency translation gains (losses)	6,166	(68,767)	(11,517)

Comprehensive income (loss)	$347,928	$76,985	$(34,588)

	Predecessor		Successor
	Three months ended September 30, 2004	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005
Net income (loss)	$153,537	$(42,665)	$(23,071)

Foreign currency translation gains (losses)	4,093	5,180	(11,517)

Comprehensive income (loss)	$157,630	$(37,485)	$(34,588)

7. Segment Information:

The Company has three segments: FS and HE/PS, which together form the Company’s Software & Processing Solutions business, and AS. Effective January 1, 2005, the Company reclassified one data center facility from AS to FS. This change has been reflected for all periods presented. The operating results for each segment follow (in thousands):

	Predecessor				Successor
	Nine months ended September 30, 2004	Three months ended September 30, 2004	Period from January 1, 2005 through August 10, 2005	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005
Revenue:
Financial systems	$1,398,085	$460,734	$1,120,044	$192,683	$256,085
Higher education and public sector systems	379,618	150,886	471,171	82,890	110,302

Software & processing solutions	1,777,703	611,620	1,591,215	275,573	366,387
Availability services	861,003	287,718	780,126	141,855	181,406

	$2,638,706	$899,338	$2,371,341	$417,428	$547,793

Income (loss) from operations:
Financial systems	$230,155	$81,093	$183,143	$24,228	$23,890
Higher education and public sector systems	62,127	29,275	75,683	9,729	14,605

Software & processing solutions	292,282	110,368	258,826	33,957	38,495
Availability services	257,146	89,676	197,411	38,642	45,369
Corporate administration	(38,223)	(13,143)	(39,613)	(6,892)	(19,531)
Merger and other costs	(3,076)	(3,500)	(121,013)	(102,708)	(18,443)

	$508,129	$183,401	$295,611	$(37,001)	$45,890

Depreciation and amortization:
Financial systems	$50,629	$16,603	$38,915	$6,731	$8,627
Higher education and public sector systems	8,059	2,983	8,600	1,749	2,148

Software & processing solutions	58,688	19,586	47,515	8,480	10,775
Availability services	102,771	34,687	93,707	17,492	21,694
Corporate administration	1,230	406	188	34	47

	$162,689	$54,679	$141,410	$26,006	$32,516

Amortization of acquisition-related intangible assets:
Financial systems	$48,000	$15,540	$39,363	$7,086	$28,538
Higher education and public sector systems	26,003	10,384	29,816	5,765	9,364

Software & processing solutions	74,003	25,924	69,179	12,851	37,902
Availability services	15,488	5,141	14,913	2,635	13,285
Corporate administration	—	—	—	—	—

	$89,491	$31,065	$84,092	$15,486	$51,187

Cash paid for property and equipment:
Financial systems	$25,284	$7,791	$29,175	$5,015	$5,880
Higher education and public sector systems	3,337	2,357	11,435	2,039	2,763

Software & processing solutions	28,621	10,148	40,610	7,054	8,643
Availability services	113,508	34,203	90,762	17,874	37,327
Corporate administration	271	155	56	42	51

	$142,400	$44,506	$131,428	$24,970	$46,021

8. Related Party Transactions

In connection with the Transaction, the Company and its Parent Companies paid the Sponsors $96 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been included in the overall purchase price of the Transaction.

The Company and its Parent Companies have agreed to pay the Sponsors management fees based on 1% of quarterly Adjusted EBITDA, as defined below, in connection with planning, strategy, oversight and support to management.

These management fees are payable quarterly in arrears. During the period ended September 30, 2005, the Company recorded $3 million in management fees, included in sales, marketing and administration expenses in the statement of operations and other accrued expenses on the balance sheet at September 30, 2005.

In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from the Company’s Chief Executive Officer (CEO) in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock. Also in connection with the Transaction, SunGard Capital Corp. II received a $6 million promissory note (together with the SunGard Capital Corp. note, the “Notes”) from the CEO in payment for 61 thousand shares of preferred stock. The Notes bear interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725% per annum and are payable on the last day of each calendar quarter in arrears. Principal payments are due upon written demand by the Parent Companies. The Notes are fully recourse notes and are secured by a pledge of the CEO’s shares of the Parent Companies. No payments were made as of September 30, 2005. SunGard Data Systems Inc. is not a party to these arrangements, which were entered into prior to the consummation of the Transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2004 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

SunGard Data Systems Inc. was acquired on August 11, 2005 through a merger transaction with Solar Capital Corp., a Delaware corporation formed by investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake Partners and Texas Pacific Group (collectively, the “Sponsors”). The acquisition was accomplished through the merger of Solar Capital Corp. into SunGard Data Systems Inc. with SunGard Data Systems Inc. being the surviving company (the “Transaction”).

The Company is a wholly-owned subsidiary of SunGard Holdco LLC, which is owned by SunGard Holding Corp. and SunGard Capital Corp. II. SunGard Capital Corp. II is a subsidiary of SunGard Capital Corp. and these two companies are collectively referred to as the Parent Companies. All four of these companies were formed for the purpose of facilitating the Transaction.

Although SunGard Data Systems Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard Data Systems Inc. and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor periods in the nine months and three months ended September 30, 2005 to the nine and three month periods ended September 30, 2004. Although this presentation does not comply with generally accepted accounting principles (GAAP), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

The following tables set forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated). All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Predecessor			Successor	Combined (1)
(in millions)	Nine months ended September 30, 2004		Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine months ended September 30, 2005
		percent of revenue				percent of revenue
Revenue
Financial systems (FS)	$1,398.1	53%	$1,120.0	$256.1	$1,376.1	47%
Higher education and public sector systems (HE/PS)	379.6	14%	471.2	110.3	581.5	20%

Software & processing solutions	1,777.7	67%	1,591.2	366.4	1,957.6	67%
Availability services (AS)	861.0	33%	780.1	181.4	961.5	33%

	$2,638.7	100%	$2,371.3	$547.8	$2,919.1	100%

Costs and Expenses
Cost of sales and direct operating	$1,216.8	46%	$1,119.5	$246.5	$1,366.0	47%
Sales, marketing and administration	481.0	18%	456.0	116.9	572.9	20%
Product development	177.5	7%	153.7	36.4	190.1	7%
Depreciation and amortization	162.7	6%	141.4	32.5	173.9	6%
Amortization of acquisition- related intangible assets	89.5	3%	84.1	51.2	135.3	5%
Merger and other costs	3.1	—%	121.0	18.4	139.4	5%

	$2,130.6	81%	$2,075.7	$501.9	$2,577.6	88%

Operating Income
Financial systems (2)	$230.2	16%	$183.1	$23.9	$207.0	15%
Higher education and public sector systems (2)	62.1	16%	75.7	14.6	90.3	16%

Software & processing solutions (2)	292.3	16%	258.8	38.5	297.3	15%
Availability services (2)	257.1	30%	197.4	45.4	242.8	25%
Corporate administration	(38.2)	(1)%	(39.6)	(19.6)	(59.2)	(2)%
Merger and other costs	(3.1)	—%	(121.0)	(18.4)	(139.4)	(5)%

	$508.1	19%	$295.6	$45.9	$341.5	12%

(1)	As described above, our combined results for the nine months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from January 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.
(2)	Percent of revenue is calculated as a percent of revenue from FS, HE/PS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Predecessor			Successor	Combined (1)
(in millions)	Nine months ended September 30, 2004		Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine months ended September 30, 2005
		percent of revenue				percent of revenue
Financial Systems
Services	$1,223.8	46%	$967.7	$221.7	$1,189.4	41%
License and resale fees	115.6	4%	99.1	23.0	122.1	4%

Total products and services	1,339.4	51%	1,066.8	244.7	1,311.5	45%
Reimbursed expenses	58.7	2%	53.2	11.4	64.6	2%

	$1,398.1	53%	$1,120.0	$256.1	$1,376.1	47%

Higher Education and Public Sector Systems
Services	$302.3	11%	$393.6	$90.4	$484.0	17%
License and resale fees	69.1	3%	69.9	18.2	88.1	3%

Total products and services	371.4	14%	463.5	108.6	572.1	20%
Reimbursed expenses	8.2	—%	7.7	1.7	9.4	—%

	$379.6	14%	$471.2	$110.3	$581.5	20%

Software & Processing Solutions
Services	$1,526.1	58%	$1,361.3	$312.1	$1,673.4	57%
License and resale fees	184.7	7%	169.0	41.2	210.2	7%

Total products and services	1,710.8	65%	1,530.3	353.3	1,883.6	65%
Reimbursed expenses	66.9	3%	60.9	13.1	74.0	3%

	$1,777.7	67%	$1,591.2	$366.4	$1,957.6	67%

Availability Services
Services	$838.1	32%	$764.3	$178.6	$942.9	32%
License and resale fees	16.3	1%	10.5	1.1	11.6	—%

Total products and services	854.4	32%	774.8	179.7	954.5	33%
Reimbursed expenses	6.6	—%	5.3	1.7	7.0	—%

	$861.0	33%	$780.1	$181.4	$961.5	33%

Total Revenue
Services	$2,364.2	90%	$2,125.6	$490.7	$2,616.3	90%
License and resale fees	201.0	8%	179.5	42.3	221.8	8%

Total products and services	2,565.2	97%	2,305.1	533.0	2,838.1	97%
Reimbursed expenses	73.5	3%	66.2	14.8	81.0	3%

	$2,638.7	100%	$2,371.3	$547.8	$2,919.1	100%

(1)	As described above, our combined results for the nine months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from January 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.

INCOME FROM OPERATIONS:

Our total operating margin was 11.7% for the nine months ended September 30, 2005 compared to 19.3% for the nine months ended September 30, 2004, due primarily to a $136 million increase in merger costs. The negative impact on total operating margin of the increase in merger costs and purchase accounting adjustments resulting from the Transaction was 570 basis points (one hundred basis points equals one percentage point). The purchase accounting adjustments, which are preliminary, included incremental amortization of acquisition-related intangible assets of $32 million and the adjustment of deferred revenue to fair value at the date of the Transaction (the deferred revenue adjustment) of $12 million. In addition, $23 million in the aggregate related to the relocation of an AS facility, stock-based compensation and other expenses caused an 80 basis point decline in the total operating margin. The balance of the decline in total operating margin is the result of recently acquired businesses.

Financial Systems:

The FS operating margin was 15.0% for the nine months ended September 30, 2005 compared to 16.5% for the nine months ended September 30, 2004. The negative impact on the FS margin of the purchase accounting adjustments resulting from the Transaction was 160 basis points, including incremental amortization ($20 million) and the deferred revenue adjustment ($3 million).

Higher Education and Public Sector Systems:

The HE/PS operating margin was 15.5% and 16.4% in each of the nine months ended September 30, 2005 and 2004, respectively, due primarily to the negative impact on margins of a business acquired in February 2005. The impact of the purchase accounting adjustments resulting from the Transaction was immaterial.

Availability Services:

The AS operating margin was 25.3% for the nine months ended September 30, 2005 compared to 29.9% for the nine months ended September 30, 2004. The negative impact on the AS margin of the purchase accounting adjustments resulting from the Transaction was 150 basis points, including incremental amortization ($10 million) and the deferred revenue adjustment ($6 million). The AS margin decreased by 300 basis points due to the lower margin associated with a business acquired in January 2005 as well as a one-time charge related to the relocation of an AS facility.

REVENUE:

Total revenue was $2.92 billion for the nine months ended September 30, 2005 compared to $2.64 billion for the nine months ended September 30, 2004. The increase in total revenue in 2005 was due to $273 million from acquired businesses offset in part by a decrease of $129 million due to the sale of Brut LLC in September 2004 and the deferred revenue adjustment of $12 million. Internal revenue is defined as revenue from businesses owned for at least one year and excludes the deferred revenue adjustment and revenue from Brut LLC. When assessing our financial results, we focus on growth in internal revenue because overall revenue growth is affected by the timing and magnitude of acquisitions and dispositions and by purchase price accounting adjustments resulting from the Transaction. Internal revenue grew by approximately 6% for the nine months ended September 30, 2005 compared to approximately 2% in 2004. The increase in internal revenue in 2005 reflects improvements in all three segments, primarily in FS and HE/PS.

Services revenue was $2.62 billion for the nine months ended September 30, 2005 compared to $2.36 billion for the nine months ended September 30, 2004. The increase of $252 million in 2005 was due primarily to the impact of acquired businesses, offset in part by the sale of Brut LLC, and to internal revenue growth in FS.

Revenue from license and resale fees was $222 million and $201 million for the nine months ended September 30, 2005 and 2004, respectively, and includes software license revenue of $164 million and $152 million, respectively. The increases were due primarily to acquired businesses. At December 31, 2004, we had software license backlog of $19 million, most of which was recognized as revenue in the first quarter of 2005.

Financial Systems:

FS revenue was $1.38 billion for the nine months ended September 30, 2005 compared to $1.40 billion for the nine months ended September 30, 2004. Services revenue decreased $34 million and license and resale fees increased $7 million. The net decreases in total revenue and services revenue reflect the impact of the sale of Brut LLC which had $129 million in total revenue and $110 million in services revenue in the nine months ended September 30, 2004. FS internal revenue increased approximately 5% in 2005 and 1% in 2004, reflecting broad-based improvements across the segment, especially in brokerage and trading systems and benefit, insurance and investor accounting systems.

Higher Education and Public Sector Systems:

HE/PS revenue was $581 million for the nine months ended September 30, 2005 compared to $380 million for the nine months ended September 30, 2004. Services revenue increased $182 million and license and resale fees increased $19 million due to recently acquired businesses and to internal revenue growth of 11%.

Availability Services:

AS revenue was $962 million for the nine months ended September 30, 2005 compared to $861 million for the nine months ended September 30, 2004. The increase was due primarily to a business acquired in January 2005. AS internal revenue increased approximately 4% in 2005 and 2% in 2004 due primarily to growth in North America.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses as a percentage of total revenue was 47% for the nine months ended September 30, 2005 compared to 46% for the nine months ended September 30, 2004. The increase of $149 million was due primarily to acquired businesses, reimbursable clearing broker costs, and a one-time charge in the first quarter of 2005 of $12 million related to the relocation of an AS facility, offset in part by a decrease in expenses due to the sale of Brut LLC.

Sales, marketing and administration expenses were 20% of total revenue for the nine months ended September 30, 2005 compared to 18% for the nine months ended September 30, 2004. The increase of $92 million was due primarily to acquired businesses, growth in the global account management program and a non-cash charge of approximately $8 million for stock-based compensation (see Note 3 of Notes to Consolidated Condensed Financial Statements).

Because AS product development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. For the nine months ended September 30, 2005 and 2004, software development expenses were 10% of revenue from software and processing solutions in each period.

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the nine months ended September 30, 2005 and 2004 but decreased $11 million in 2005 due primarily to a decrease in AS depreciation offset in part by depreciation from acquired businesses.

Amortization of acquisition-related intangible assets was 5% of total revenue for the nine months ended September 30, 2005 compared to 3% for the nine months ended September 30, 2004. Amortization of acquisition-related intangible assets increased $46 million in 2005 due to the impact of the Transaction as well as recent acquisitions made by the Company.

Interest income was $11 million for the nine months ended September 30, 2005 compared to $5 million for the nine months ended September 30, 2004. The increase was due primarily to interest earned on higher average invested balances. Interest expense was $105 million for the nine months ended September 30, 2005 compared to $22 million for the nine months ended September 30, 2004. The increase was due to the $7.3 billion increase in debt incurred in connection with the Transaction.

Other income (expense) decreased $82 million in the nine months ended September 30, 2005 due to the gain associated with the sale of Brut LLC in September 2004.

The effective tax rate was 49% in the period from January 1, 2005 through August 10, 2005 compared to 40% for the nine months ended September 30, 2004. The higher effective tax rate in the period from January 1, 2005 through August 10, 2005 was due to non-deductible merger costs and, to a lesser extent, repatriation of undistributed earnings of foreign subsidiaries under the American Jobs Creation Act of 2004.

For the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Income and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated). All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Predecessor			Successor	Combined (1)
(in millions)	Three months ended September 30, 2004		Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Three months ended September 30, 2005
		percent of revenue				percent of revenue
Revenue
Financial systems (FS)	$460.7	51%	$192.7	$256.1	$448.8	46%
Higher education and public sector systems (HE/PS)	150.9	17%	82.9	110.3	193.2	20%

Software & processing solutions	611.6	68%	275.6	366.4	642.0	67%
Availability services (AS)	287.7	32%	141.8	181.4	323.2	33%

	$899.3	100%	$417.4	$547.8	$965.2	100%

Costs and Expenses
Cost of sales and direct operating	$410.4	46%	$205.5	$246.5	$452.0	47%
Sales, marketing and administration	158.5	18%	75.6	116.9	192.5	20%
Product development	57.7	6%	29.1	36.4	65.5	7%
Depreciation and amortization	54.7	6%	26.0	32.5	58.5	6%
Amortization of acquisition- related intangible assets	31.1	3%	15.5	51.2	66.7	7%
Merger and other costs	3.5	—%	102.7	18.4	121.1	13%

	$715.9	80%	$454.4	$501.9	$956.3	99%

Operating Income
Financial systems (2)	$81.1	18%	$24.2	$23.9	$48.1	11%
Higher education and public sector systems (2)	29.3	19%	9.8	14.6	24.4	13%

Software & processing solutions (2)	110.4	18%	34.0	38.5	72.5	11%
Availability services (2)	89.6	31%	38.6	45.4	84.0	26%
Corporate administration	(13.1)	(1)%	(6.9)	(19.6)	(26.5)	(3)%
Merger and other costs	(3.5)	—%	(102.7)	(18.4)	(121.1)	(13)%

	$183.4	20%	$(37.0)	$45.9	$8.9	1%

(1)	As described above, our combined results for the three months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from July 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.
(2)	Percent of revenue is calculated as a percent of revenue from FS, HE/PS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue. All percentages are calculated using actual amounts rounded to the nearest one-hundred thousand and are rounded to the nearest whole percentage.

	Predecessor			Successor	Combined (1)
(in millions)	Three months ended September 30, 2004		Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Three months ended September 30, 2005
		percent of revenue				percent of revenue
Financial Systems
Services	$400.9	45%	$174.0	$221.7	$395.7	41%
License and resale fees	41.3	5%	9.5	23.0	32.5	3%

Total products and services	442.2	49%	183.5	244.7	428.2	44%
Reimbursed expenses	18.5	2%	9.2	11.4	20.6	2%

	$460.7	51%	$192.7	$256.1	$448.8	46%

Higher Education and Public Sector Systems
Services	$117.5	13%	$75.1	$90.4	$165.5	17%
License and resale fees	30.4	3%	6.3	18.2	24.5	3%

Total products and services	147.9	16%	81.4	108.6	190.0	20%
Reimbursed expenses	3.0	—%	1.5	1.7	3.2	—%

	$150.9	17%	$82.9	$110.3	$193.2	20%

Software & Processing Solutions
Services	$518.4	58%	$249.1	$312.1	$561.2	58%
License and resale fees	71.7	8%	15.8	41.2	57.0	6%

Total products and services	590.1	66%	264.9	353.3	618.2	64%
Reimbursed expenses	21.5	2%	10.7	13.1	23.8	2%

	$611.6	68%	$275.6	$366.4	$642.0	67%

Availability Services
Services	$281.5	31%	$139.4	$178.6	$318.0	33%
License and resale fees	3.8	—%	1.7	1.1	2.8	—%

Total products and services	285.3	32%	141.1	179.7	320.8	33%
Reimbursed expenses	2.4	—%	0.7	1.7	2.4	—%

	$287.7	32%	$141.8	$181.4	$323.2	33%

Total Revenue
Services	$799.9	89%	$388.5	$490.7	$879.2	91%
License and resale fees	75.5	8%	17.5	42.3	59.8	6%

Total products and services	875.4	97%	406.0	533.0	939.0	97%
Reimbursed expenses	23.9	3%	11.4	14.8	26.2	3%

	$899.3	100%	$417.4	$547.8	$965.2	100%

(1)	As described above, our combined results for the three months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from July 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.

INCOME FROM OPERATIONS:

Our total operating margin was 0.9% for the three months ended September 30, 2005 compared to 20.4% for the three months ended September 30, 2004 (a 1,950 basis point change), due primarily to a $118 million increase in merger costs. The negative impact on total operating margin of the increase in merger costs and purchase accounting adjustments resulting from the Transaction was 1,530 basis points. The purchase accounting adjustments, which are preliminary, included incremental amortization of acquisition-related intangible assets of $32 million and the deferred revenue adjustment of $12 million. A $15 million decrease in license fee revenue and $12 million in stock-based compensation and management fees payable to the Sponsors caused a 210 basis point decline in the total operating margin. In addition, growth in the global account management program and other corporate costs caused a 100 basis point decline in the total operating margin.

Financial Systems:

The FS operating margin was 10.7% for the three months ended September 30, 2005 compared to 17.6% for the three months ended September 30, 2004. The negative impact on the FS margin of the purchase accounting adjustments resulting from the Transaction was 500 basis points, including incremental amortization ($20 million) and the deferred revenue adjustment ($3 million). The balance of the margin decline was caused primarily by a $7 million decrease in license fees.

Higher Education and Public Sector Systems:

The HE/PS operating margin was 12.6% for the three months ended September 30, 2005 compared to 19.4% for the three months ended September 30, 2004. The negative impact on the HE/PS margin of the purchase accounting adjustments resulting from the Transaction was 80 basis points, including incremental amortization ($2 million) and the deferred revenue adjustment ($3 million). The balance of the margin decline in 2005 was caused primarily by a $6 million decrease in license fee revenue and the negative impact on margins of a business acquired in February 2005.

Availability Services:

The AS operating margin was 26.0% for the three months ended September 30, 2005 compared to 31.1% for the three months ended September 30, 2004. The negative impact on the AS margin of the purchase accounting adjustments resulting from the Transaction was 440 basis points, including incremental amortization ($10 million) and the deferred revenue adjustment ($6 million). The AS margin also decreased due to the lower margin associated with a business acquired in January 2005.

REVENUE:

Total revenue was $965 million for the three months ended September 30, 2005 compared to $899 million for the three months ended September 30, 2004. The increase in total revenue in 2005 is due to $40 million from acquired businesses offset in part by a decrease of $32 million due to the sale of Brut LLC in September 2004 and the deferred revenue adjustment of $12 million. Internal revenue growth was approximately 4% and 3% in each of the three months ended September 30, 2005 and 2004, respectively.

Services revenue was $879 million for the three months ended September 30, 2005 compared to $800 million for the three months ended September 30, 2004. The increase was due primarily to the impact of acquired HE/PS and AS businesses and to internal revenue growth in FS, offset in part by the sale of Brut LLC.

Revenue from license and resale fees was $60 million and $76 million for the three months ended September 30, 2005 and 2004, respectively, and includes software license revenue of $42 million and $57 million, respectively.

Financial Systems:

The decrease in FS revenue in 2005 reflects the impact of the sale of Brut LLC which had $32 million in revenue in 2004, offset in part by acquired businesses. Internal revenue growth was 3% for the three months ended September 30, 2005 compared to 4% in 2004.

For the three months ended September 30, 2005 and 2004, FS revenue from license and resale fees was $33 million and $41 million, respectively. The decrease was primarily due to brokerage and trading systems and benefit, insurance and investor accounting systems.

Higher Education and Public Sector Systems:

The aggregate increase in HE/PS revenue was $42 million for the three months ended September 30, 2005 compared to the corresponding period in 2004. Services revenue increased $48 million due to acquired businesses and internal revenue growth of 5%, which was partly offset by a $6 million decline in license and resale fees.

Availability Services:

The aggregate increase in AS revenue was $35 million in 2005, due primarily to a business acquired in January 2005 and internal revenue growth of 6%.

COSTS AND EXPENSES:

Cost of sales and direct operating expenses as a percentage of total revenue was 47% for the three months ended September 30, 2005 compared to 46% for the three months ended September 30, 2004. The increase of $42 million was due primarily to acquired businesses and an increase in reimbursable clearing broker costs, offset in part by a decrease in expenses due to the sale of Brut LLC.

Sales, marketing and administration expenses were 20% for the three months ended September 30, 2005 compared to 18% for the three months ended September 30, 2004. The increase of $34 million was due primarily to acquired businesses, growth in the global account management program and a non-cash charge of approximately $8 million for stock compensation (see Note 3 of Notes to Consolidated Condensed Financial Statements).

Because AS product development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. For the three months ended September 30, 2005 and 2004, software development expenses were 10% and 9% of revenue from software and processing solutions, respectively.

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the three months ended September 30, 2005 and 2004. Total depreciation and amortization increased $4 million in 2005 due primarily to depreciation from acquired businesses.

Amortization of acquisition-related intangible assets was 7% for the three months ended September 30, 2005 compared to 3% for the three months ended September 30, 2004. Amortization of acquisition-related intangible assets increased $36 million in 2005 due to the impact of the Transaction as well as recent acquisitions made by the Company.

Other income (expense) decreased $82 million in the three months ended September 30, 2005 due to the gain associated with the sale of Brut LLC in September 2004.

Interest income was $5 million for the three months ended September 30, 2005 compared to $2 million for the three months ended September 30, 2004. The increase was due primarily to interest earned on higher average invested balances. Interest expense was $91 million for the three months ended September 30, 2005 compared to $8 million for the three months ended September 30, 2004. The increase was due to the $7.3 billion increase in debt incurred in connection with the Transaction.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2005, cash and equivalents were $303 million, a decrease of $371 million from December 31, 2004. Cash flow from operations was $828 million in the nine months ended September 30, 2005 compared to cash flow from operations of $464 million in the nine months ended September 30, 2004. The increase in cash flow from operations is due primarily to the sale of accounts receivable under our long-term receivables facility, and to an increase in accounts payable and accrued expenses related to lower income tax payments in 2005 and lower initial working capital requirements of businesses acquired in 2005 compared to those acquired in 2004.

Net investing activities were $12.25 billion in the nine months ended September 30, 2005, including $11.62 billion in connection with the Transaction, $434 million (net of cash acquired) for eight acquisitions and $209 million for capital expenditures. Net cash used in investing activities was $737 million in the nine months ended September 30, 2004, which is net of $194 million cash received from the sale of Brut LLC and other businesses. During that period, we spent $764 million (net of cash acquired) on nine acquisitions and $167 million on capital expenditures.

Net cash provided by financing activities was $11.05 billion for the nine months ended September 30, 2005. Transaction-related financing activities totaled $11.11 billion, including $7.33 billion of new debt incurred, $3.45 billion of equity contributions and $330 million of proceeds from option exercises. Net cash provided by financing activities was $281 million in the first nine months of 2004.

At September 30, 2005, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses cannot exceed $152 million, none of which we currently expect to pay. We also have outstanding letters of credit and bid bonds that total approximately $56 million.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2005, we have outstanding $7.73 billion in aggregate indebtedness, with additional borrowing capacity of $900 million under our revolving credit facility (not giving effect to any outstanding letters of credit, which could reduce the amount available under our new revolving credit facility) and $49 million under our receivables facilities. Our cash interest expense for the period August 11, 2005 through September 30, 2005 was $83 million.

We expect our cash flow from operations, combined with availability under our revolving credit facility and receivables facilities, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

The Transaction

On August 11, 2005, in connection with the Transaction, we (i) entered into a new $4.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard Data Systems Inc. as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower ($165 million of which is denominated in euros and $150 million of which is denominated in pounds sterling), and a $1.0 billion revolving credit facility ($900 million available as of September 30, 2005), (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes and (iii) entered into receivables securitization facilities totaling $375 million.

The senior secured credit facilities and the indentures governing the senior notes and senior subordinated notes issued in connection with the Transaction limit our (and most or all of our subsidiaries’) ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the senior secured credit agreement, we will be required to satisfy and maintain specified financial ratios and other financial condition tests.

As of September 30, 2005, our total contractual cash obligations relating to short-term and long-term debt were $7.73 billion, of which $50 million is payable in the next year, $80 million is payable in 2007 and 2008, $308 million of which is payable in 2009 and 2010 and $7.3 billion is payable after 2010. These amounts do not reflect any contractual obligations related to our operating leases, purchase obligations and our off-balance sheet receivables facilities described below.

Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin for borrowings under the revolving credit facility may be reduced subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to attaining certain leverage ratios.

All obligations under the senior secured credit agreement are unconditionally guaranteed by SunGard Holdco LLC and, subject to certain exceptions, by all domestic wholly owned subsidiaries, referred to, collectively, as U.S. Guarantors. In addition, the borrowings of U.K. subsidiary borrowers under the revolving credit facility are unconditionally guaranteed by certain wholly owned U.K. subsidiaries.

Senior Notes due 2009 and 2014

On January 15, 2004, we issued $500 million of senior unsecured notes, $250 million of 3.75% notes due 2009 and $250 million of 4.875% notes due 2014, which are subject to certain standard covenants. Upon completion of the Transaction and to the extent required by their indentures, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $443 million as of September 30, 2005 as a result of fair value adjustments related to purchase accounting. The discount of $57 million will be amortized into interest expense and added to the recorded amounts over the remaining periods to maturity.

Senior Notes due 2013 and Senior Subordinated Notes due 2015

The senior notes due 2013 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes.

The senior subordinated notes due 2015 are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the senior notes due 2009 and 2014 and the senior notes due 2013. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

The senior notes due 2013 and senior subordinated notes due 2015 are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, we are required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

Receivables Securitization Facilities

In August 2005, certain domestic subsidiaries entered into two receivables facilities, a transitional facility and a long-term facility (the “Facilities”). The Facilities allow us to sell, on a revolving basis, an undivided interest that provides, in the aggregate, up to $375 million in funding, based on the amount of eligible receivables and satisfaction of other customary conditions, for a period of up to six years following the Transaction.

Domestic subsidiaries that are not yet eligible to participate in the long-term facility participate in the transitional facility. Subsidiaries that participate in the transitional facility transfer their eligible receivables to third party conduits through a wholly owned bankruptcy remote special purpose entity that is consolidated for financial reporting purposes. The funding under the transitional facility is provided by the lenders under our senior secured credit facilities. We must use reasonable commercial efforts to cause the participating subsidiaries to join the long-term facility within 150 days after the Transaction. If this does not occur, the lenders will have the right to refinance the transitional facility on terms no less favorable to us than the terms of the senior secured term loan facility. Sales of receivables under the transitional facility cannot be accounted for as sales under the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Accordingly, these receivables, totaling $281 million, are included in trade receivables and secure the corresponding borrowings, which are included in long-term debt in the accompanying consolidated balance sheet as of September 30, 2005.

Under the long-term facility, eligible receivables are sold to third-party conduits through a wholly owned bankruptcy remote special purpose entity that is not consolidated for financial reporting purposes. We continue to service the receivables and charge a monthly servicing fee at market rates. The third-party conduits are sponsored by the lenders under our senior secured credit facilities. Additional subsidiaries may become parties to the long-term facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence. Sales of receivables under the long-term facility qualify as sales under the provisions of SFAS 140. Accordingly, these receivables, totaling $303 million net of applicable allowances, and the corresponding borrowings, totaling $139 million, are excluded from our consolidated balance sheet as of September 30, 2005. Our retained interest in receivables sold as of September 30, 2005 is $151 million. Expenses associated with the long-term facility totaled $7.6 million for the period ended September 30, 2005, of which $4 million related to the loss on sale of the receivables and discount on retained interests (net of the related servicing revenue) is recorded in other income (expense) and the remainder, representing facility and professional fees, are recorded in merger and other costs in our consolidated statements of operations. The gain or loss on sale of receivables is determined at the date of transfer based upon the fair value of the assets sold and the interests retained. We estimate fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate at September 30, 2005) are the key assumptions used in this estimate. At September 30, 2005, neither a 10% nor a 20% adverse change in the assumed collection period or assumed discount rate would have a material impact on our financial position or results of operations.

Covenant Compliance

Adjusted EBITDA is used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2013 and senior subordinated notes due 2015 and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA is calculated as follows:

	Predecessor				Successor	Last Twelve Months September 30, 2005
	Nine months ended September 30, 2004	Three months ended September 30, 2004	Period from January 1, 2005 through August 10, 2005	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005
Net income (loss)	$341,762	$153,537	$145,752	$(42,665)	$(23,071)	$234,560
Interest expense, net	16,940	5,921	7,541	223	86,111	97,026
Taxes	228,789	103,305	142,144	5,441	(19,884)	200,966
Depreciation and amortization	252,180	85,744	225,502	41,492	83,703	394,048

EBITDA	839,671	348,507	520,939	4,491	126,859	926,600
Purchase accounting adjustments (a)	—	—	—	—	12,114	12,114
Non-cash charges (b)	1,015	559	61,128	70	7,985	69,559
Unusual or non-recurring charges (c)	(76,286)	(75,862)	60,761	102,708	18,838	83,987
Restructuring charges or reserves (d)	—	—	11,497	—	—	11,497
Acquired EBITDA, net of disposed EBITDA (e)	45,089	11,630	11,836	503	—	24,068
Other (f)	2,034	829	2,271	247	134	3,368

Adjusted EBITDA - Senior Secured Credit Facilities	811,523	285,663	668,432	108,019	165,930	1,131,193
Loss on sale of receivables (g)	—	—	—	—	3,969	3,969

Adjusted EBITDA - Senior Notes due 2013 and Senior Subordinated Notes due 2015	$811,523	$285,663	$668,432	$108,019	$169,899	$1,135,162

(a)	Purchase accounting adjustments include the adjustment of deferred revenue to fair value at the date of the Transaction.
(b)	Non-cash charges include non-cash stock-based compensation resulting from the acceleration of stock options and restricted stock under APB 25 and relating to the new stock-based compensation plans under SFAS 123R (see Note 3 of Notes to Consolidated Financial Statements) and loss on the sale of assets.
(c)	Unusual or non-recurring charges include merger costs associated with the Transaction, gain on the sale of Brut LLC, payroll taxes and certain compensation and other expenses associated with acquisitions made by the Company.
(d)	Restructuring charges or reserves include the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.
(e)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(f)	Other includes franchise and similar taxes reported in operating expenses and management fees paid to the Sponsors, offset by interest charges relating to the receivables facilities and gains related to fluctuation of foreign currency exchange rates.
(g)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a new standard on accounting for share-based payments, SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R supersedes Accounting Principles Board Opinion Number 25 (APB 25) and requires companies to expense the fair value of employee stock options and similar awards over the employee requisite service period. The Company adopted SFAS 123R as of the date of the Transaction using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated.

Prior to the closing of the Transaction, the Company applied Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and award plans. Accordingly, compensation expense was recorded for its restricted stock awards and no expense was recorded for its other stock-based plans. The Company provided supplemental information in the footnotes of the financial statements in accordance with SFAS Number 123, “Accounting for Stock-Based Compensation” (SFAS 123).

The Company has consistently used the Black-Scholes option-pricing model to value its options. For the period ended September 30, 2005, the Company recognized non-cash stock-based compensation expense of $8 million relating to its stock-based compensation plans. At September 30, 2005, there is approximately $115 million of unearned non-cash compensation that the Company expects to recognize as expense over the next 5.25 years.

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

RISK FACTORS:

Certain of the matters we discuss in this Form 10-Q, including certain statements made in “Liquidity and Capital Resources,” and all other statements in this Form 10-Q other than historical facts, constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with clearing broker operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2005, our total indebtedness is $7.73 billion. We also have additional $900 million available for borrowing under the revolving portion of our revolving credit facility at that date. In addition, $49 million of funding is outstanding under our long-term receivables facility.

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

In addition, under the senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit.

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

Because we act as a third-party service provider to financial institutions and provide mission-critical applications for many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”), we are subject to examination by the member agencies of the FFIEC. More specifically, we are a Multi-Regional Data Processing Servicer of the FFIEC because we provide mission critical applications for financial institutions from several data centers located in different geographic regions. As a result, the FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide services, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. Our incurrence of significant debt in connection with the Transaction increases the risk of an FFIEC agency review determining that our financial stability has been weakened. A sufficiently unfavorable review from the FFIEC could result in our financial institution customers not being allowed to use our technology services, which could have a material adverse effect on our business and financial condition.

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

The private equity firms that acquired the Company (“Sponsors”) control us and may have conflicts of interest with us.

Investment funds associated with or designated by the Sponsors indirectly own, through their ownership in our parent companies, a substantial portion of our capital stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether noteholders believe that any such transaction is in their own best interests. For example, the Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or that is senior to our new senior subordinated notes or to sell assets.

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

At September 30, 2005, we have $4.67 billion of debt under the floating rate senior notes issued in connection with the Transaction and our senior secured credit agreement in addition to $139 million of sales of receivables under our off-balance sheet long-term receivables facilities, which are based on a floating rate index. A 1% increase in these floating rates would increase annual interest expense by approximately $48 million. Historically, we have had limited exposure to interest rate increases and have not used interest rate hedging strategies. However, given our greater exposure to interest rate increases, we expect to evaluate hedging opportunities and enter into hedging transactions in the future.

Included in the $4.67 billion of floating-rate senior notes is a $309 million-equivalent term loan facility, $161 million of which is denominated in euros and $148 million of which is denominated in pounds sterling. A 10% increase in the exchange rate for euros and pounds sterling could result in an increase in the total principal payments of $31 million and an increase in annual interest of $2 million. During 2004, approximately 26% of our revenue was from customers outside the United States. Approximately 77% of this revenue was from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in foreign currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and ongoing changes in our operations.

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

Part II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS: None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a)	The Company’s 2005 Annual Meeting of Stockholders was held on July 28, 2005.

(b)	At the 2005 Annual Meeting, the following were elected as directors either to serve, other than Cristóbal Conde, until the merger contemplated by the Agreement and Plan of Merger is completed or, if the Agreement and Plan of Merger is not adopted by the stockholders or the merger contemplated by the Agreement and Plan of Merger is not completed, all to serve for one-year terms until the 2006 Annual Meeting of Stockholders and until their respective successors are elected and qualified:

Director	For	Withheld
Gregory S. Bentley	248,966,362	12,240,868
Michael C. Brooks	251,016,818	10,190,412
Cristóbal Conde	257,553,682	3,653,547
Ramon de Oliveira	258,212,886	2,994,344
Henry C. Duques	250,543,781	10,663,448
Albert A. Eisenstat	250,938,396	10,268,833
Bernard Goldstein	244,069,296	17,137,933
Janet Brutschea Haugen	256,887,949	2,319,281
Robert E. King	256,108,266	5,098,963
James L. Mann	257,500,743	3,706,486
Malcolm I. Ruddock	258,305,265	2,901,964

(c)	At the 2005 Annual Meeting, adoption of the Agreement and Plan of Merger, dated as of March 27, 2005, between the Company and Solar Capital Corp. was approved by the following vote:

Votes in favor	207,517,182
Votes against	551,785
Votes abstaining	1,691,392
Broker non-votes	51,446,870

At the 2005 Annual Meeting, adjournment or postponement of the meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes to adopt the Agreement and Plan of Merger was approved by the following vote:

Votes in favor	221,829,423
Votes against	25,685,126
Votes abstaining	13,692,680
Broker non-votes	0

At the 2005 Annual Meeting, the appointment of PricewaterhouseCoopers LLP as the corporation’s independent registered public accounting firm for 2005 was ratified by the following vote:

Votes in favor	257,546,910
Votes against	1,729,743
Votes abstaining	1,930,575
Broker non-votes	0

ITEM 5. OTHER INFORMATION

(a)	None

(b)	As a result of the acquisition of the Company on August 11, 2005, and the delisting of the Company’s common stock from the New York Stock Exchange, the procedures by which security holders may recommend nominees to the Company’s board of directors were changed. The procedures are in accordance with the Delaware General Corporation Law, the Company’s Second Amended and Restated By-Laws, the Company’s Amended and Restated Certificate of Incorporation and the stockholders agreement with certain stockholders of our parent companies.

ITEM 6. EXHIBITS:

3.1	Amended and Restated Certificate of Incorporation.

3.2	Second Amended and Restated Bylaws of SunGard Data Systems Inc.

4.1	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 9 1/8% Senior Notes and Senior Floating Rate Notes.

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes.

4.3	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 9 1/8% Senior Notes and Senior Floating Rate Notes.

4.4	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 10 1/4% Senior Subordinated Notes.

10.1	Credit Agreement, dated as of August 11, 2005, among Solar Capital Corp. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, SunGard Data Systems Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Barclays Bank PLC and The Royal Bank of Canada as Co-Documentation Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Bookrunners.

10.2	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.4	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.5	Bridge First Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among Certain Subsidiaries of SunGard Data System Inc., as Sellers and SunGard Financing LLC.

10.6	Bridge Second Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among SunGard Financing LLC, as Transferor, and SunGard Funding II LLC, as the Transferee.

10.7	Bridge Receivables Credit Agreement, dated as of August 11, 2005, among SunGard Funding II LLC, as the Borrower, the Persons Party thereto as Conduit Lenders, Committed Lenders and Funding Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.8	First Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among Certain Subsidiaries of SunGard Data System Inc., as Sellers and SunGard Financing LLC.

10.9	Second Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among SunGard Financing LLC as Transferor, and SunGard Funding II LLC, as the Transferee.

10.10	Insured Receivables Credit Agreement, dated as of August 11, 2005, among SunGard Funding LLC as the Borrower, the Persons Party thereto as Conduit Lenders, Committed Lenders and Funding Agents, Financial Guaranty Insurance Company as Insurer and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.11	Bridge Receivables Facility Performance Undertaking, dated as of August 11, 2005, executed by SunGard Data Systems Inc. in favor of SunGard Financing LLC, together with its successors and assigns, including JPMorgan Chase Bank, N.A., as Administrative Agent on behalf of the Lenders.

10.12	Bridge Receivables Facility Security Agreement, dated as of August 11, 2005, among SunGard Funding II LLC, as Grantor and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.13	Bridge Receivables Facility Collection Agent Agreement, dated as of August 11, 2005, by and between SunGard Data Systems Inc., as Collection Agent, and SunGard Funding II LLC.

10.14	Insured Receivables Facility Performance Undertaking, dated as of August 11, 2005, executed by SunGard Data Systems Inc. in favor of SunGard Financing LLC, together with its successors and assigns, including JPMorgan Chase Bank, N.A., as Administrative Agent on behalf of the Lenders and the Insurer.

10.15	Insured Receivables Facility Security Agreement, dated as of August 11, 2005, among SunGard Funding LLC, as Grantor and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.16	Insured Receivables Facility Collection Agent Agreement, dated as of August 11, 2005, by and between SunGard Data Systems Inc., as Collection Agent, and SunGard Funding LLC.

10.17	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc.

10.18	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland.

10.19	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama.

10.20	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc.

10.21	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc.

10.22	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama employed by a subsidiary of SunGard Data Systems Inc.

10.23	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005.

10.24	Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II.

10.25	Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors.

10.26	Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II.

10.27	Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P.

10.28	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc.

10.29	SunGard 2005 Management Incentive Plan.

10.30	Forms of Rollover Stock Option Award Agreements.

10.31	Forms of Time-Based Stock Option Award Agreements.

10.32	Forms of Performance Based Stock Option Award Agreements.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: November 9, 2005	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
3.1	Amended and Restated Certificate of Incorporation.

3.2	Second Amended and Restated Bylaws of SunGard Data Systems Inc.

4.1	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 9 1/8% Senior Notes and Senior Floating Rate Notes.

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes.

4.3	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 9 1/8% Senior Notes and Senior Floating Rate Notes.

4.4	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 10 1/4% Senior Subordinated Notes.

10.1	Credit Agreement, dated as of August 11, 2005, among Solar Capital Corp. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, SunGard Data Systems Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Barclays Bank PLC and The Royal Bank of Canada as Co-Documentation Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Bookrunners.

10.2	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.4	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.5	Bridge First Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among Certain Subsidiaries of SunGard Data System Inc., as Sellers and SunGard Financing LLC.

10.6	Bridge Second Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among SunGard Financing LLC, as Transferor, and SunGard Funding II LLC, as the Transferee.

10.7	Bridge Receivables Credit Agreement, dated as of August 11, 2005, among SunGard Funding II LLC, as the Borrower, the Persons Party thereto as Conduit Lenders, Committed Lenders and Funding Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.8	First Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among Certain Subsidiaries of SunGard Data System Inc., as Sellers and SunGard Financing LLC.

10.9	Second Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among SunGard Financing LLC as Transferor, and SunGard Funding II LLC, as the Transferee.

10.10	Insured Receivables Credit Agreement, dated as of August 11, 2005, among SunGard Funding LLC as the Borrower, the Persons Party thereto as Conduit Lenders, Committed Lenders and Funding Agents, Financial Guaranty Insurance Company as Insurer and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.11	Bridge Receivables Facility Performance Undertaking, dated as of August 11, 2005, executed by SunGard Data Systems Inc. in favor of SunGard Financing LLC, together with its successors and assigns, including JPMorgan Chase Bank, N.A., as Administrative Agent on behalf of the Lenders.

10.12	Bridge Receivables Facility Security Agreement, dated as of August 11, 2005, among SunGard Funding II LLC, as Grantor and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.13	Bridge Receivables Facility Collection Agent Agreement, dated as of August 11, 2005, by and between SunGard Data Systems Inc., as Collection Agent, and SunGard Funding II LLC.

10.14	Insured Receivables Facility Performance Undertaking, dated as of August 11, 2005, executed by SunGard Data Systems Inc. in favor of SunGard Financing LLC, together with its successors and assigns, including JPMorgan Chase Bank, N.A., as Administrative Agent on behalf of the Lenders and the Insurer.

10.15	Insured Receivables Facility Security Agreement, dated as of August 11, 2005, among SunGard Funding LLC, as Grantor and JPMorgan Chase Bank, N.A., as Collateral Agent.

10.16	Insured Receivables Facility Collection Agent Agreement, dated as of August 11, 2005, by and between SunGard Data Systems Inc., as Collection Agent, and SunGard Funding LLC.

10.17	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc.

10.18	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland.

10.19	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama.

10.20	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc.

10.21	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc.

10.22	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama employed by a subsidiary of SunGard Data Systems Inc.

10.23	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005.

10.24	Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II.

10.25	Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors.

10.26	Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II.

10.27	Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P.

10.28	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc.

10.29	SunGard 2005 Management Incentive Plan.

10.30	Forms of Rollover Stock Option Award Agreements.

10.31	Forms of Time-Based Stock Option Award Agreements.

10.32	Forms of Performance Based Stock Option Award Agreements.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.