Form 10-K
period 2005-12-31
SUNGARD DATA SYSTEMS INC
filed 2006-03-13
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

680 East Swedesford Road, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

484-582-2000

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐.  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒.  No ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐.  No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐.                Accelerated filer  ☐.                Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

The aggregate market value of the registrant’s voting stock held by nonaffiliates is zero. The registrant is a privately held corporation.

There were 100 shares of the registrant’s Common Stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward-Looking Statements

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We described some of the factors that we believe could affect our results in ITEM 1A—Risk Factors. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

PART I

ITEM 1.	BUSINESS

Overview

We are one of the world’s leading software and IT services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education, and the public sector; and we help enterprises of all types to maintain the continuity of their business through information availability services. We operate our business in three segments: Financial Systems (“FS”), Higher Education and Public Sector Systems (“HEPS”) and Availability Services (“AS”). Our FS segment primarily serves financial services companies, corporate and government treasury departments and energy companies. Our HEPS segment primarily serves higher education institutions, state and local governments and not-for-profit organizations. Our AS segment serves information-dependent companies across virtually all industries.

Our company supports more than 25,000 customers in over 50 countries, including the world’s 50 largest financial services companies. We seek to establish long-term customer relationships by negotiating multi-year contracts and by emphasizing customer support and product quality and integration. We believe that we are one of the most efficient operators of mission-critical information technology, or IT, solutions as a result of the economies of scale we derive from serving multiple customers on shared platforms. Our revenue is highly diversified by customer and product, with no single customer accounting for more than 3% of our total revenue during any of the past three fiscal years. We estimate that approximately 89% of our revenue for the past three fiscal years was recurring in nature, with approximately 7% of our total revenue associated with upfront software licenses.

We were acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake Partners and Texas Pacific Group (the “Transaction”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard Data Systems Inc., with SunGard Data Systems Inc. being the surviving company.

All references in this report to “SunGard,” the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, SunGard Data Systems Inc. and its subsidiaries on a consolidated basis.

Our Strengths

Leading franchise in attractive industries.    Built over many years, our business has leading positions and strong customer relationships in industries with attractive growth dynamics.

•	Leading industry positions. We believe that the majority of businesses within our FS segment are leaders in the sectors in which they participate within the highly fragmented global market for financial services IT software and services. We believe that HEPS is a leading provider of software and services to higher education institutions and the public sector. AS is the pioneer and leader in the availability services industry.

•	Attractive industry dynamics. We believe that the sectors in which we participate have favorable growth dynamics. We believe that FS will benefit from several key industry dynamics: the shift from internal to external IT spending, the shift from infrastructure to application software spending, and the general increase in IT spending associated with rising compliance and regulatory requirements and real-time information needs. We believe that HEPS will benefit from favorable growth dynamics in higher education and public safety IT spending. We believe that AS will continue to benefit from strong internal growth in the small and medium business sector. We believe that our extensive experience and the significant total capital that we have invested in AS and our strong relationships with our customers in the relatively fragmented software and processing sectors that we serve help us to maintain leading positions. We believe that these factors provide us with competitive advantages and enhance our growth potential.

Highly attractive business model.    We have an extensive portfolio of businesses with substantial recurring revenue, a diversified customer base and significant operating cash flow generation.

•	Extensive portfolio of businesses with substantial recurring revenue. With a large portfolio of services and products in each of our three business segments, we have a diversified and stable business. We estimate that approximately 89% of our revenue for the past three fiscal years was recurring in nature. In FS, none of our more than 50 business units accounted for more than 7% of FS revenue in 2005. Because our FS customers generally pay us monthly fees that are based on metrics such as number of users or accounts, we believe that our FS revenue is more insulated from trading and transaction volumes than the financial services industry at large. Our extensive portfolio of businesses and the largely recurring nature of our revenue across all three of our segments have reduced volatility in our revenue and income from operations.

•	Diversified and stable customer base. Our base of 25,000 customers includes the world’s 50 largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, institutions of higher education, school districts and not-for-profit organizations. Our AS business serves customers across most sectors of the economy. We believe that our specialized solutions and services help our customers improve operational efficiency, capture growth opportunities and respond to regulatory requirements, which results in long-term customer relationships. Our customer base is highly diversified with no single customer accounting for more than 3% of total revenue during any of the last three fiscal years.

•	Significant operating cash flow generation. The combination of moderate capital expenditures and minimal working capital requirements allows us to convert a significant proportion of our revenue to cash available for debt service.

Experienced and committed management team with track record of success.    Our management team, operating within a decentralized, entrepreneurial culture, has a long track record of operational excellence, has a proven ability to acquire and integrate complementary businesses, and is highly committed to our Company’s long-term success.

•	Long track record of operational excellence. We have a solid track record of performance consistent with internal financial targets. Our experienced senior executive officers have proven capabilities in both running a global business and managing numerous applications that are important to our customers. Our FS solutions account for and manage over $25 trillion in investment assets and process over 5 million transactions per day. In our HEPS business, 1,600 universities and colleges rely on our administrative, portal advancement, information access and academic solutions. Our AS business has had a 100% success rate in supporting customer recoveries since our inception.

•	Successful, disciplined acquisition program. To complement our organic growth, we have a highly disciplined, due diligence-intensive program to evaluate, execute and integrate acquisitions. We have completed more than 140 acquisitions over the past 20 years and overall have improved the operating performance of acquired businesses. Our ongoing acquisition program has contributed significantly to our long-term growth and success.

•	Experienced and committed management team. Our most senior executive officers have an average tenure with the Company of 15 years. Our senior managers have committed significant personal capital to our Company in connection with the Transaction.

Business Strategy

We are focused on expanding our position not only as a leading provider of integrated software and processing solutions, but also as the provider of choice for a wide range of availability services for a broad base of information-dependent enterprises. Our operating and financial strategy emphasizes fiscal discipline, profitable revenue growth and significant operating cash flow generation. In pursuit of these objectives, we have implemented the following strategies:

Expand our industry-leading franchise.    We are constantly enhancing our product and service offerings across our portfolio of businesses, further building and leveraging our customer relationships, and looking to acquire complementary businesses at attractive valuations.

•	Enhance our product and service offerings. We continually support, upgrade and enhance our systems to incorporate new technology and meet the needs of our customers for increased operational efficiency and resilience. Our strong base of recurring revenue allows us to reinvest in our products and services. We continue to introduce innovative products and services in all three of our business segments. We believe that our focus on product enhancement and innovation will help us to increase our penetration of existing and new customers.

•	Extend our strong customer relationships. We focus on developing trusted, well-managed, long-term relationships with our customers. We look to maximize cross-selling opportunities, increase our share of our customers’ total IT spending and maintain a high level of customer satisfaction. Our global account management program allows us to present a single face to our larger FS customers as well as better target potential cross-selling opportunities.

•	Acquire and integrate complementary businesses. We seek to opportunistically acquire, at attractive valuations, businesses that broaden our existing product and service offerings,

expand our customer base and strengthen our leadership positions, especially within the fragmented FS and HEPS markets. Before committing to an acquisition, we devote significant resources to due diligence and to developing a post-acquisition integration plan, including the identification and quantification of potential cost savings. Our ongoing acquisition program has contributed significantly to our long-term growth and success.

Optimize our attractive business model.    We continue to focus on maintaining our attractive business model and, in particular, increasing our recurring revenue base and identifying and implementing opportunities for incremental operational improvement.

•	Maintain our recurring revenue base. We strive to generate a high level of recurring revenue and stable cash flow from operations. Many of the products and services we offer feature recurring monthly fees that are based on multi-year contracts, and we continue to prefer such contracts because they offer high levels of revenue stability and visibility. Moreover, we believe that our high quality services and customized solutions help increase the level of integration and efficiency for our customers and reduce customer losses to other vendors or to in-house solutions.

•	Implement incremental operational improvements. We have identified opportunities to further increase revenue, reduce costs and improve cash flow from operations. These include the global account management program, which stimulates cross-selling opportunities and account penetration for our largest customers; centralization of certain product management functions and expansion of certain software development capacity in lower-cost regions; the selective integration of certain FS and HEPS business units; and the increased focus on generating revenue from ancillary services such as customer training and education as well as consulting.

Enhance our performance-based culture.    We have an experienced management team that is focused on enhancing our performance-based culture. We will continue to evaluate and implement programs to improve our current management structure through competitive compensation plans and continue to design effective human resources initiatives to retain key individuals from acquired businesses. Our compensation program, consistent with past practice, is highly performance-based.

Business Segment Overview

Our Segments

	Financial Systems	Higher Education and Public Sector Systems	Availability Services
Revenue for the Year Ended December 31, 2005	$1,906 million	$788 million	$1,308 million

Products and Organization	• Software and processing solutions that automate the many detailed processes associated with trading securities, managing portfolios of and accounting for investment assets	• Specialized enterprise resource planning and administrative solutions

•   Portfolio of “always ready” standby services, as well as advanced recovery and “always on” production services that help businesses maintain uninterrupted access to their critical information and computer systems

Key Facts	• 50+ business units • 50+ primary brands	• 8 business units • 40+ products	• 3,000,000+ square feet of secure facilities • 25,000+ mile global network

Primary Customers	• Financial services companies • Corporate and government treasury departments • Energy companies	• Higher education institutions • School districts • State and local governments • Not-for-profit organizations	• Large, medium and small companies across virtually all industries

Financial Systems

In FS, we primarily serve financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. These solutions are grouped into the following business areas: (1) institutional asset management and securities servicing systems; (2) trading, treasury and risk management systems; (3) wealth management and brokerage systems; and (4) benefit administration and insurance systems. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets. We also provide professional services that focus on application implementation and integration of these solutions and on software development.

Since our inception, we have consistently enhanced our FS systems to add new features, process new types of financial instruments, incorporate new technologies and meet evolving customer demands. In addition, we have acquired many FS businesses, most being smaller providers of specialized products that were similar or complementary to the FS products we already owned.

Our FS solutions are used by customers on both the buy-side and sell-side of the global financial services industry, as well as corporate and government treasury departments and energy companies. Buy-side customers include banks, investment managers, mutual funds, investment advisors, insurance companies, trustees, benefit plan administrators and others involved in buying, holding and managing investments. Sell-side customers include brokers, exchange members, depositaries, custodians, transfer agents and others involved in selling, brokering and trading financial instruments. Approximately five million transactions per day are processed by our systems at some point in the trade cycle.

We deliver many of our FS solutions as an application service provider, primarily from our data centers located in North America and Europe that customers access through the Internet or virtual private networks. We also deliver some of our FS solutions by licensing the software to customers for use on their own computers.

In 2005, we formed a new operating group for our FS business units based in Europe to better serve our European customers by focusing our product development and distribution strategies on their specific requirements. Also in 2005, we formed our enterprise solutions group in order to market and sell enterprise software and processing solutions primarily to our global accounts.

Institutional Asset Management and Securities Servicing Systems

Our institutional asset management and securities servicing systems include a range of software solutions used primarily by buy-side customers to maintain the books of record for all types of institutional investment portfolios, such as those managed by institutional asset managers, mutual funds, hedge funds, funds of funds, banks, prime brokers and third party administrators. We offer an integrated investment management application suite that provides straight-through processing for investment transactions, with comprehensive front- to back-office functionality including trade order management, execution support, portfolio management, compliance checking, accounting and reporting.

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

Trading, Treasury and Risk Management Systems

Our trading systems are used by traders worldwide to trade most types of financial instruments and commodities, including equities, fixed income, foreign exchange, and their derivatives and to help manage, and report trades efficiently. The capabilities of our trading systems range from online transaction initiation and order management to integrated trading, trade matching, and accounting. Many of our customers achieve further efficiencies by completing transactions through the SunGard Transaction Network, which links participants across the financial industry to provide automated order routing for a variety of securities types. These include U.S. and foreign equities, fixed-income instruments, mutual funds, money market funds, certificates of deposit, and commercial paper.

We own three registered brokers that facilitate enhanced straight-through processing by providing the following services using our financial systems solutions: (1) a clearing broker that provides order routing, execution and clearing for professional traders; (2) a full-service equities trading desk for institutional investors; and (3) a New York Stock Exchange member that executes trades for institutional investors.

Our treasury systems are used by the treasury departments of corporate and government entities worldwide to manage their cash, debt and investment portfolios. With the recent acquisition of The GetPAID Corporation, we now offer accounts receivables and working capital optimization solutions. In addition, we offer a Web-based service that provides a single point of access via the Internet to help corporate treasurers manage geographically dispersed treasury operations more efficiently.

We provide a range of software solutions that automate risk management and trading operations for capital markets globally. Generally, these products are used by traders and market makers of fixed income securities, foreign exchange contracts and equities, and their related derivatives such as interest rate and credit derivatives, convertible bonds, foreign exchange options and equity options. These front- to back-office systems help customers price and analyze trades, manage market and credit risk across the institution, process and account for trading activities and determine hedging strategies to manage risk. These systems also help customers monitor compliance with regulations and with their own trading policies, limits and internal controls.

We also provide a comprehensive solution for global banks to manage the credit risk associated with their worldwide trading activities. This solution allows users to consolidate credit exposures, optimize collateral management, and monitor compliance with capital requirements and regulations such as Basel II. We also provide to banks, mortgage and credit lenders and other institutions asset and liability management software with comprehensive risk management and performance measurement functionality.

We provide software systems that help utilities, power generating companies and energy traders, producers and distribution companies to manage physical and financial trading activities. These systems provide trading support, market and credit risk management, trade processing, power scheduling and accounting functions.

We also provide exception management and reporting systems to financial services institutions. These systems automatically detect and repair errors that occur when transactions move between systems, which helps prevent exceptions in straight-through processing. In addition, we offer software solutions that provide intelligent message transformation, content-based routing, and data validation and enrichment, primarily for payments and post-trade automation. This helps financial services firms to integrate their financial messaging business processes.

Wealth Management and Brokerage Systems

Our wealth management systems include a range of software solutions used primarily by bank trust departments to manage and service the portfolios of high net worth individuals. We offer an integrated wealth management application suite that provides straight-through processing for global asset management firms and includes functionality for portfolio management and performance measurement, trade order management, regulatory and tax compliance, preparation of customer statements and handling of other customer services.

Several of our wealth management systems are used to automate the investment, operations and administrative areas unique to the bank trust business, including cash and portfolio management, payment of trust expenses, retiree benefits and beneficiary distributions and preparation of tax returns for taxable trusts. Other wealth management systems are used to automate the functions associated with the worldwide custody and safekeeping of invested assets, such as trade settlement, investment income collection, tax reclamation, foreign exchange and reconciliation of depositary and sub-custodian positions.

We also provide a range of solutions used by brokers, banks and insurance companies to support front office wealth management activities. For example, we provide software solutions that are used by retail brokers in their advisory role to track customer contacts and manage customer portfolios. We also provide systems that enable our customers to provide online brokerage services to their own customers. Other wealth management systems are used by investment advisors to identify new prospects, create customer profiles, analyze customer needs, assess customer suitability, monitor compliance and cross-sell products. We also provide information management systems that are used by brokers and investment professionals to make informed investment decisions based on timely, dependable market data from exchanges and leading industry providers worldwide. In addition, we offer historical market and reference data and technology to perform trading analytics, quantitative modeling and portfolio processing.

We also provide systems that automate the functions associated with worldwide securities lending activities and facilitate straight-through processing by providing a single, centralized order routing network that links lenders and borrowers of securities.

Our clearing solutions provide comprehensive processing of equities, fixed income securities and exchange traded futures, options and other instruments. Used primarily by broker/dealers and other sell-side customers, these systems address important facets of securities transaction processing, including clearing, position keeping, regulatory and tax compliance and reporting, investment accounting and recordkeeping.

Benefit Administration and Insurance Systems

Our employee benefit plan systems automate the participant accounting activities associated with defined contribution retirement plans, such as 401(k) plans. These systems maintain the books of record for each participant’s share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process cash contributions and benefit payments and produce tax reports for plan sponsors and participants. As a complement to these systems, we offer document generation systems for creating retirement plan documents and forms, and software for generating annual government filings and returns by employee benefit plans.

We also provide to the global insurance industry integrated marketing and policy administration solutions for both insurance agencies and home offices, supporting individual and group insurance, annuity, investment contract and pension policy administration. Insurance solutions include client management, financial analysis, retirement and estate planning and policy illustrations.

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

Enterprise Solutions Group

In late 2005, we formed our enterprise solutions group bringing product management, global account management, offshore services and consulting services together in order to market and sell enterprise software and processing solutions primarily to our global accounts. The enterprise solutions group employs industry experts who work with global account customers to proactively define and plan enterprise solutions that address their current and anticipated requirements.

Higher Education and Public Sector Systems

In HEPS, we primarily provide specialized enterprise resource planning and administrative software and services to institutions of higher education, school districts and other not-for-profit organizations, as well as state and local governments. These solutions include accounting, personnel, fundraising, grant and project management, student administration and reporting for educational and not-for-profit organizations and accounting, personnel, utility billing, land management, public safety and justice administration for governments. We also provide long-term outsourcing solutions to higher education institutions related to the management of technology, enterprise resource planning system implementations, and the integration of technology in the classroom and online.

Since 1995, we have been acquiring companies and developing solutions for our HEPS segment. Three recent acquisitions, Systems & Computer Technology Corporation (SCT) and Collegis, Inc. in 2004 and HTE Inc. in 2003, substantially increased the size of our HEPS business. This expansion continued in February 2005, when we acquired Vivista Holdings Limited, a provider of public safety and criminal justice administration solutions in the United Kingdom.

Our Higher Education solutions help colleges and universities worldwide achieve their institutional goals through the strategic application of technology, business and academic solutions. We work collaboratively with institutions to create learning environments distinguished by self-service convenience, operational efficiency and academic excellence through a broad spectrum of industry-leading software and services. These include administrative and academic solutions; business and curriculum planning solutions; portal, collaboration, and content management solutions; information access and business intelligence solutions; integration solutions and technology outsourcing solutions. In late 2005, we formed SunGard Higher Education Solutions by aligning our three higher education business units, SCT, Collegis and BSR, in order to strengthen the SunGard brand in higher education.

In Public Sector Systems, we serve a wide range of customers—including K-12 school districts, not-for-profit organizations, local governments and emergency services—with a growing range of specialized enterprise resource planning and administrative solutions for functions such as accounting, human resources, payroll, utility billing, land management, public safety and justice, as well as student administration.

Availability Services

In AS, we help our customers maintain uninterrupted access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their information technology, or IT, reliable and secure. We pioneered commercial disaster recovery in the late 1970s, and, over the past 25 years, we have consistently expanded our business to add facilities and platforms, incorporate new technologies and meet evolving customer demands. Before 2001, most of the AS businesses we acquired were small providers of services for particular platforms. In 2001 and 2002, we approximately doubled the size of our AS business and added a significant presence in Europe through the acquisitions of the availability services businesses of Comdisco, Inc. and Guardian iT plc. We believe that our dedicated focus on information availability, together with our experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, uniquely position us to meet customer demands in an environment where business functions are critically dependent on availability of information.

Because data and business applications can vary significantly in importance, there is a need for a broad range of information availability services. A customer’s tolerance for downtime with respect to a particular application and the cost of the solution will dictate the type and complexity of availability services that the customer will select for that application. Our principal AS offering is a broad range of “always ready” standby services that were traditionally called disaster recovery services. As technology and customer needs evolved, we not only expanded the scope of our standby services, but also developed advanced recovery services and “always on” production services. We provide all of these services on a subscription basis. We help customers select and blend multiple services to achieve an overall business solution tailored to meet their goals for both production and recovery. We also provide professional services to help our customers design, implement and maintain the ways they access critical information. With our comprehensive portfolio of AS offerings, complemented by professional services, we can meet customers’ varied information availability requirements with cost-effective, reliable and secure solutions. To service our more than 10,000 AS customers, we operate more than 3,000,000 square feet of secure facilities at over 60 locations in more than 10 countries and a global network of approximately 25,000 miles.

Our “always ready” standby services help customers recover key information and systems in the event of an unplanned interruption, such as a major system failure, significant power or communication outage, security breach, labor stoppage, terrorist attack, fire, flood or natural disaster. These services are best suited for the recovery of customer applications that can tolerate some level of interruption. By providing backup IT infrastructure, communications network and alternate workspace for personnel, we help customers restore access to information and processing within a short period of time after an interruption, usually from several hours to two days. We deliver these services using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers, which results in economies of scale for us and cost-effectiveness for our customers. These resources and infrastructure, when not needed by customers to recover from actual interruptions, are used around the clock by customers to test their plans for dealing with potential interruptions.

We believe that an important element of our value proposition is our ability to successfully manage recovery operations for our customers over an extended period of time. Since our inception, we have had a 100% success rate supporting customer recoveries from unplanned interruptions, including during recent major disasters such as the 2005 Gulf Coast hurricanes, 2004 Florida hurricanes, the 2003 Northeast U.S. blackout and the September 11, 2001 terrorist attacks.

The primary standby service is called a “hot site” service in which we provide 24/7 access to fully operational backup computer systems, allowing customers to recover their mainframe, distributed systems and server technology. We support more than 30 different operating platforms and specialized industry solutions. Many of our standby solutions can be provided in one of our mobile recovery units or delivered to a customer’s facility.

We also offer a variety of advanced recovery services that blend “hot site” services and dedicated data storage resources, supported by a common robust infrastructure. These blended solutions are sometimes referred to as “high availability,” “data vaulting” or “data mirroring” solutions. The dedicated data storage resources, which are used exclusively by a single customer, allow the customer to continuously mirror its data at one of our sites. If there is an unplanned interruption at the customer’s site, the backup data is immediately available for restoring operations using our “hot site” service. This helps customers minimize data loss and reduce recovery times.

Our production services help our customers keep their most critical applications up and running at all times. These “always on” services are most needed when disruptions can have immediate and severe financial and reputational repercussions. They are engineered with redundant or failover capabilities to virtually eliminate the possibility of any disruption and to limit any downtime to at most a few seconds or minutes. Production services typically require more dedicated processors, servers, storage devices, networks and other resources, which are either obtained by the customer or provided by us for the customer’s exclusive use. Examples of these production services are managed hosting, managed IT services, network access management, security and optimization services, and e-mail archiving and retrieval. We can typically provide “always on” production services in a cost-effective manner by leveraging our comprehensive resources and infrastructure as well as our resource management skills and purchasing power, all of which provide us with certain economies of scale. Our acquisition of InFlow, Inc. in January 2005 enhanced our production services offerings by adding 14 data centers throughout the United States that geographically complement our other U.S. data centers.

As solutions move along the continuum of information availability services from “always ready” standby services to blended advanced recovery services to “always on” production services, they become more complex and require more dedicated resources. Advanced recovery services often result in greater use of both shared and dedicated resources and, therefore, typically generate appreciably higher revenue and income with a modest increase in capital expenditures and a modest decrease in operating margin percentage rate. Production services require significant dedicated resources and, therefore, generally produce even higher revenue and income at an appropriately lower operating margin percentage rate. Although standby services remain our principal revenue generating services, advanced recovery and production services increasingly account for a greater percentage of our new sales.

Acquisitions

To complement our organic growth, we have a highly disciplined, due diligence intensive program to evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2005, we spent approximately $538 million in cash (net of cash acquired) to acquire eight FS businesses, two HEPS businesses and one AS business.

The following table lists the businesses we acquired since January 1, 2005:

Acquired Company/Business	Date Acquired	Description
InFlow, Inc.	01/04/05	Hosting and managed services for information availability.
Protegent, Inc.	01/26/05	Risk management solutions.
Vivista Holdings Limited	02/25/05	Public safety and justice software solutions in the U.K.
Ensemble Technology (Pty) Ltd	02/28/05	Professional services for the financial services industry in South Africa.
Integrity Treasury Solutions Limited	03/03/05	Treasury management systems.
Recognition Research, Inc.	05/12/05	Data-capture technology for the financial services and healthcare industries.
Understanding Systems, Inc.	07/25/05	Graphical mapping solutions for the public sector.
Pyramid Digital Systems, LLC	08/17/05	Software and solutions to the retirement plan industry.
The GetPAID Corporation	10/24/05	Accounts receivable and working capital optimization solutions.
Prophet	10/31/05	Actuarial calculations software.
ERisk Holdings, Inc.	11/08/05	Capital and credit risk management solutions.

Product Development

We continually support, upgrade and enhance our systems to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology.

We fund most of our routine ongoing software support activities through a portion of the monthly fees paid by our application service provider customers and the software support and related upgrade fees paid by our license customers. Our expenditures for software development during the years ended December 31, 2003, 2004 and 2005, including amounts that were capitalized, totaled approximately $208 million, $254 million and $265 million, respectively. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our financial systems are marketed throughout North America and Europe and many are marketed worldwide, with the principal focus being on selling additional products and services to existing customers. Our availability services and higher education and public sector systems are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our revenue from sales outside the United States during the years ended December 31, 2003, 2004 and 2005 totaled approximately $748 million, $918 million and $1,102 million, respectively.

Competition

Since most of our computer services and software are specialized and technical in nature, most of the market niches in which we compete have a relatively small number of significant competitors. Some of our existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than we have (see ITEM 1A—RISK FACTORS).

Financial Systems.    In our FS business, we compete with numerous other data processing and software vendors that may be broadly categorized into two groups. One group is comprised of specialized financial systems companies, which are much smaller than us. The other group is comprised of large computer services companies whose principal businesses are not in the financial systems area, some of which are also active acquirors. We also face competition from the internal processing and information technology departments of our customers and prospects. The key competitive factors in marketing financial systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise, total cost of ownership and return on investment. We believe that we compete effectively with respect to each of these factors and that our reputation and experience in this business are important competitive advantages.

Higher Education and Public Sector Systems.     In our HEPS business, we compete with a variety of other vendors depending upon customer characteristics such as size, type, location, computing environment and functional requirements. For example, there may be different competitors for different sizes or types of educational institutions or government agencies, or in different states or geographic regions. Competitors in this business range from larger providers of generic enterprise resource planning systems to smaller providers of specialized applications and technologies. We also compete with outsourcers and systems integrators, as well as the internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing higher education and public sector systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively as to each of these factors and that our leadership and reputation in this business are important competitive advantages.

Availability Services.    In our AS business, our greatest source of competition is in-house dedicated solutions, which are production or standby solutions that our customers or prospective customers develop and maintain internally instead of purchasing those solutions from a commercial vendor such as us. Although in-house solutions provide customers with exclusive access to resources and infrastructure, we believe that, for many customers, building and maintaining an in-house solution is significantly more costly and difficult than subscribing to comparable services from us. This is because of our economies of scale, experience, technology expertise, resource management skills and vendor neutrality.

Historically, our single largest commercial competitor in the AS business has been IBM Corporation, which we believe is the only company other than ours that currently provides the full continuum of availability services. We also face competition from specialized vendors, including hardware manufacturers, data-replication software companies, outsourcers, managed hosting companies, IT services companies and telecommunications companies. We sometimes face a competitive disadvantage with respect to pricing because some of our competitors have a motivation to bundle availability services with hardware or other products and services for what appears to be little or no additional cost to the customer in order to sell the hardware or other products. We believe, however, that our solutions are more flexible than these bundled services and, because of our scale and experience, more comprehensive than the ones offered by our competitors. We believe that this places us in a better long-term position to satisfy the requirements of customers as their businesses and needs for availability services grow and evolve.

We believe that we compete effectively with respect to the key competitive factors in information availability, namely quality of infrastructure, scope and quality of services, including breadth of hardware platforms and network capacity, level and quality of customer support, level of technical expertise, and price. We also believe that our experience and reputation as an innovator in information availability, our proven track record, our financial stability and our ability to provide the entire continuum of availability services as a single vendor solution are important competitive advantages.

Employees

On December 31, 2005, we had approximately 15,000 full-time employees. We believe that our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we believe that we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS). We believe that our employee relations are excellent.

Proprietary Protection

We own registered marks for the SUNGARD name and own or have applied for trademark registrations for many of our services and software products.

To protect our proprietary services and software, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We have a few registrations of our copyrights and a number of patents and patent applications pending. We will continue to apply for software and business method patents on a case-by-case basis and will continue to monitor ongoing developments in the evolving software and business method patent field (see ITEM 1A–RISK FACTORS).

ITEM 1A.	RISK FACTORS

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	our high degree of leverage;

•	general economic and market conditions;

•	the condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the trend in information availability toward solutions utilizing more dedicated resources;

•	the market and credit risks associated with clearing broker operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business; and

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents.

The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission (“SEC”), including this Report on Form 10-K. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

As a result of being acquired on August 11, 2005 by a consortium of private equity investment funds, we are highly leveraged and our debt service requirements are significant. At December 31, 2005, our total indebtedness was $7.43 billion, and we had $980 million available for borrowing under our revolving credit facility, after giving effect to certain outstanding letters of credit. In addition, at December 31, 2005, we had borrowed $385 million of our $450 million off-balance sheet long-term receivables facility.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our debt obligations;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable interest rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

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

Our senior secured credit agreement and the indentures governing our new senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

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

Because our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, our business and financial results may suffer. If financial services firms continue to consolidate, there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own solution or another vendor’s solution, they could decide to consolidate their processing on a non-SunGard system, which could have an adverse effect on our financial results.

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

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our HEPS business.

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

During 2005, approximately 28% of our revenue was generated outside the United States. Approximately 77% of this revenue was from customers located in the United Kingdom and Continental Europe. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

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

Most of our FS and HEPS products are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our products, we may make a major design error that makes the product operate incorrectly or less efficiently.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased availability services facilities in Philadelphia, Pennsylvania (506,300 square feet), Carlstadt, New Jersey (432,400 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey, Birmingham, Alabama, Waltham, Massachusetts, and Weehawken, New Jersey. We believe that our leased and owned facilities are adequate for our present operations.

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

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

See ITEM 7, “Liquidity and Capital Resources—The Transaction” for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Predecessor					Successor	Combined(1)
(in millions)	2001	2002	2003	2004	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2005
Income Statement Data(2)(3)
Revenue	$1,982	$2,593	$2,955	$3,556	$2,371	$1,631	$4,002
Income from operations	399	547	623	704	296	197	493
Net income (loss)	246	326	370	454	146	(29)	117

	Predecessor				Successor
	2001	2002	2003	2004	2005
Balance Sheet Data(2)
Total assets	$2,898	$3,282	$4,000	$5,195	$14,587
Total short-term and long-term debt	459	206	200	554	7,429
Stockholder’s equity	1,794	2,222	2,766	3,252	3,572

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles (GAAP) or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Includes the effect of business acquisitions and dispositions from the date of each event. There were seven acquisitions in 2001, nine acquisitions in 2002, nine acquisitions in 2003, ten acquisitions in 2004 and eleven acquisitions in 2005. Brut LLC and two other businesses were sold in 2004. See Note 2 of Notes to Consolidated Financial Statements.

(3)	2001 includes amortization of goodwill of $18 million and charges of $18 million for the write-off of an investment, for facility shut-down and severance costs related to an acquisition, and for merger costs, offset in part by a break-up fee and a realized gain on short-term investments sold to fund an acquisition.

2002 includes charges of $12 million for facility shut-down and severance costs related to two acquisitions, along with our share of merger costs associated with our equity interests in two companies before we acquired the remaining equity of each, net of other income of $3 million related to a gain on foreign currency purchased to fund an acquisition.

2004 includes a gain of $78 million from the sale of Brut LLC, offset by $6 million of costs associated with the previously planned spin-off of SunGard Availability Services and net facility shut-down and severance costs related to previous acquisitions.

The period from January 1, 2005 through August 10, 2005 includes $59 million of accounting, investment banking, legal and other costs associated with the Transaction and the planned spin-off of SunGard Availability Services as well as $60 million resulting from the acceleration of stock options and restricted stock.

The period from August 11, 2005 through December 31, 2005 includes $18 million consisting primarily of payroll taxes and certain compensation expenses related to the Transaction.

See Notes 1 and 2 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s leading software and IT services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education, and the public sector; and we help enterprises of all types to maintain the continuity of their business through information availability services. We support more than 25,000 customers in over 50 countries, including the world’s 50 largest financial services companies. We operate our business in three segments: Financial Systems (“FS”), Higher Education and Public Sector Systems (“HEPS”) and Availability Services (“AS”). Our FS segment primarily serves financial services companies, corporate and government treasury departments and energy companies. Our HEPS segment primarily serves higher education institutions, state and local governments and not-for-profit organizations. Our AS segment serves information-dependent companies across virtually all industries.

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake Partners and Texas Pacific Group (the “Transaction”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard, with SunGard being the surviving company.

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is wholly owned by SunGard Capital Corp. SunGard Capital Corp. II and SunGard Capital Corp. are collectively referred to as the “Parent Companies.” All four of these companies were formed for the purpose of facilitating the Transaction.

Although SunGard continued as the same legal entity after the Transaction, the accompanying consolidated balance sheets, statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the mathematical combination, without making any pro forma adjustments, of the Successor and Predecessor periods in the year ended December 31, 2005 to the year ended December 31, 2004. Although this presentation does not comply with generally accepted accounting principles (GAAP), we believe it provides the most meaningful comparison of our results. The combined operating results have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

In FS, we primarily serve financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. These solutions are grouped into the following business areas: (1) institutional asset management and securities servicing systems; (2) trading, treasury and risk management systems; (3) wealth management and brokerage systems; and (4) benefit administration and insurance systems. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

In HEPS, we primarily provide specialized enterprise resource planning and administrative software and services to institutions of higher education, school districts and other not-for-profit organizations, as well as state and local governments. We significantly expanded this segment through three acquisitions during 2003-2004, including the February 2004 acquisition of Systems & Computer Technology Corporation (“SCT”), a leading global provider of technology solutions for higher education. We had two additional acquisitions in 2005. See Note 2 of Notes to Consolidated Financial Statements.

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

The following discussion includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements and related footnotes and the discussion above of certain risks and uncertainties (see ITEM 1A–RISK FACTORS) that could cause future operating results to differ materially from historical results or the expected results indicated by forward-looking statements.

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

Intangible Assets and Purchase Accounting

As discussed above, the Transaction was completed on August 11, 2005 and was financed by a combination of borrowings under the Company’s new senior secured credit facilities, the issuance of senior notes due 2013 and senior subordinated notes due 2015, the funding under the Company’s new receivables facilities, and the equity investment of the Sponsors, co-investors and management. The purchase price including transaction costs was approximately $11.73 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer base (which includes customer contracts and relationships), software and trade name. Goodwill represents the excess of cost over the fair value of net assets acquired. For the Transaction and for other significant acquisitions, we obtain independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity.

We seek to grow through both internal development and the acquisition of businesses that broaden our existing product lines and service offerings and strengthen our leadership position. During the three years ended December 31, 2005, we spent approximately $1.8 billion, net of cash acquired, to purchase 30 businesses.

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

In connection with certain acquisitions, we have accrued the estimated costs of closing certain facilities. Costs for closing leased facilities are estimated based on the condition and remaining lease term of each facility, the expected closure date and an assessment of relevant market conditions, including an estimate of any sub-lease rental income we can reasonably expect to obtain at the time of the acquisition. Costs for closing owned facilities are based on the difference between the estimated net proceeds from a sale of the facility and its carrying value. These estimates are based on an assessment of the condition of the facility, its location and relevant market conditions. The estimated cost of closing our existing facilities is included in merger costs, and the estimated cost of closing acquired facilities is included in goodwill. Merger costs or goodwill could change due to the finalization of plans for closing facilities and completion of valuations, as well as the settlement of lease obligations or sale of owned facilities. A change in market conditions after the acquisition date could change the estimated costs for closing facilities and would result in a charge or credit to merger costs, which could have a material effect on our financial results.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that the following criteria be met in determining whether revenue has been earned: persuasive evidence of an arrangement exists; delivery has occurred or services have been provided; the price is fixed or determinable; and collectibility is reasonably assured.

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

FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of users, accounts, trades or transactions or the number of hours of service.

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

Accounting for Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Considerable judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and our estimates could have a material effect on our financial results.

Accounting for Stock-Based Compensation

As of the date of the Transaction, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts have not been restated. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock, and the number of stock-based awards expected to be forfeited due to future terminations. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable. This income tax expense could have a material effect on our financial results.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

	Predecessor					Successor	Combined(1)
	Year Ended December 31,				Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year ended December 31, 2005
	2003		2004
(in millions)		% of revenue		% of revenue				% of revenue
Revenue
Financial systems (FS)	$1,646	56%	$1,871	53%	$1,120	$786	$1,906	48%
Higher education and public sector systems (HEPS)	179	6%	525	15%	471	317	788	20%

Software & processing solutions	1,825	62%	2,396	67%	1,591	1,103	2,694	67%
Availability services (AS)	1,130	38%	1,160	33%	780	528	1,308	33%

	$2,955	100%	$3,556	100%	$2,371	$1,631	$4,002	100%

Costs and Expenses
Cost of sales and direct operating	$1,292	44%	$1,608	45%	$1,119	$741	$1,860	46%
Sales, marketing and administration	536	18%	665	19%	456	343	799	20%
Product development	195	7%	236	7%	154	96	250	6%
Depreciation and amortization	223	8%	218	6%	141	89	230	6%
Amortization of acquisition-related intangible assets	89	3%	119	3%	84	147	231	6%
Merger costs	(3)	—	6	—	121	18	139	3%

	$2,332	79%	$2,852	80%	$2,075	$1,434	$3,509	88%

Operating Income
Financial systems(2)	$321	20%	$319	17%	$183	$104	$287	15%
Higher education and public sector systems(2)	22	12%	82	16%	76	47	123	16%

Software & processing solutions(2)	343	19%	401	17%	259	151	410	15%
Availability services(2)	321	28%	365	31%	197	128	325	25%
Corporate administration	(44)	(1)%	(56)	(2)%	(39)	(64)	(103)	(3)%
Merger costs	3	—	(6)	—	(121)	(18)	(139)	(3)%

	$623	21%	$704	20%	$296	$197	$493	12%

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

	Predecessor					Successor	Combined(1)
	Year Ended December 31,				Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year ended December 31, 2005
	2003		2004
(in millions)		% of revenue		% of revenue				% of revenue
Financial Systems
Services	$1,430	48%	$1,630	46%	$968	$648	$1,616	40%
License and resale fees	165	6%	166	5%	99	104	203	5%

Total products and services	1,595	54%	1,796	51%	1,067	752	1,819	45%
Reimbursed expenses	51	2%	75	2%	53	34	87	2%

	$1,646	56%	$1,871	53%	$1,120	$786	$1,906	48%

Higher Education and Public Sector Systems
Services	$127	4%	$418	12%	$393	$257	$650	16%
License and resale fees	22	1%	96	3%	70	55	125	3%

Total products and services	149	5%	514	14%	463	312	775	19%
Reimbursed expenses	30	1%	11	—	8	5	13	—

	$179	6%	$525	15%	$471	$317	$788	20%

Software & Processing Solutions
Services	$1,557	53%	$2,048	58%	$1,361	$905	$2,266	57%
License and resale fees	187	6%	262	7%	169	159	328	8%

Total products and services	1,744	59%	2,310	65%	1,530	1,064	2,594	65%
Reimbursed expenses	81	3%	86	2%	61	39	100	2%

	$1,825	62%	$2,396	67%	$1,591	$1,103	$2,694	67%

Availability Services
Services	$1,104	37%	$1,132	32%	$765	$513	$1,278	32%
License and resale fees	23	1%	20	1%	10	7	17	—

Total products and services	1,127	38%	1,152	32%	775	520	1,295	32%
Reimbursed expenses	3	—	8	—	5	8	13	—

	$1,130	38%	$1,160	33%	$780	$528	$1,308	33%

Total Revenue
Services	$2,661	90%	$3,180	89%	$2,126	$1,418	$3,544	89%
License and resale fees	210	7%	282	8%	179	166	345	9%

Total products and services	2,871	97%	3,462	97%	2,305	1,584	3,889	97%
Reimbursed expenses	84	3%	94	3%	66	47	113	3%

	$2,955	100%	$3,556	100%	$2,371	$1,631	$4,002	100%

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Income from Operations:

Our total operating margin was 12% for the year ended December 31, 2005 compared to 20% for the year ended December 31, 2004, due primarily to a $133 million increase in merger costs and $107 million from purchase accounting adjustments resulting from the Transaction. The negative impact on total operating margin of the increase in merger costs and purchase accounting adjustments resulting from the Transaction was 610 basis points (one hundred basis points equals one percentage point). The purchase accounting adjustments included incremental amortization of acquisition-related intangible assets of $86 million and the adjustment of deferred revenue to fair value at the date of the Transaction (the deferred revenue adjustment) of $21 million. The preliminary allocation of the purchase price was based upon preliminary valuation data and our estimates and assumptions are subject to change. In addition, $47 million in the aggregate, which was related to the relocation of an AS facility, stock-based compensation and other expenses, caused a 120 basis point decline in the total operating margin. The balance of the decline in total operating margin is primarily the result of businesses acquired in 2005.

Financial Systems

The FS operating margin was 15% for the year ended December 31, 2005 compared to 17% for the year ended December 31, 2004. There was a negative impact on the FS margin of 270 basis points due to purchase accounting adjustments resulting from the Transaction, including incremental amortization ($46 million) and the deferred revenue adjustment ($7 million).

The most important factors affecting the FS operating margin are:

•	the operating margins of recently acquired businesses, which tend to be lower at the outset and improve over a number of years,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales,

•	the rate and value of contract renewals and contract terminations,

•	continued pressure on pricing both in contract renewals and new contract signings,

•	the level of trading volumes, and

•	the overall condition of the financial services industry and the effect of any further consolidation among financial services firms.

Higher Education and Public Sector Systems

The HEPS operating margin was 16% in each of the years ended December 31, 2005 and 2004, respectively. The impact of the purchase accounting adjustments resulting from the Transaction was immaterial.

Availability Services

The AS operating margin was 25% for the year ended December 31, 2005 compared to 31% for the year ended December 31, 2004. There was a negative impact of 320 basis points on the AS margin due to the purchase accounting adjustments resulting from the Transaction, including incremental amortization ($37 million) and the deferred revenue adjustment ($8 million). The AS margin decreased by 220 basis points due to the lower margin associated with a business acquired in January 2005 as well as a one-time charge of $12 million related to the relocation of an AS facility.

The most important factors affecting the AS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the timing and magnitude of equipment and facilities expenditures, and

•	the trend toward availability solutions utilizing more dedicated resources.

The margin rate of the AS European business is inherently lower than the margin rate of the North American business due primarily to lower economies of scale in the distinct geographic markets served and, to a lesser extent, a higher percentage of “always on” solutions.

Revenue:

Total revenue was $4.0 billion for the year ended December 31, 2005 compared to $3.56 billion for the year ended December 31, 2004. The increase in total revenue in 2005 was due to $360 million from recently acquired businesses and to internal revenue growth of approximately 6.5%, offset in part by a decrease of $129 million due to the sale of Brut LLC in September 2004 and the deferred revenue adjustment of $21 million. The rate of growth in internal revenue increased to approximately 6.5% in 2005 compared to approximately 2% in 2004, reflecting improvements in all three segments. Internal revenue is defined as revenue from businesses owned for at least one year and excludes the deferred revenue adjustment and revenue from Brut LLC. When assessing our financial results, we focus on growth in internal revenue because overall revenue growth is affected by the timing and magnitude of acquisitions and dispositions and by purchase price accounting adjustments resulting from the Transaction.

Services revenue, which is largely recurring in nature, includes revenue from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Services revenue increased to $3.5 billion from $3.2 billion, representing approximately 89% of total revenue in both 2005 and 2004. The revenue increase in 2005 was due primarily to the impact of acquired businesses, especially in HEPS and AS, and to internal revenue growth in all three segments, offset in part by the sale of Brut LLC.

Professional services revenue was $644 million and $523 million in 2005 and 2004, respectively. The increase was due primarily to acquired businesses and improvement in HEPS and benefit administration and insurance systems.

Revenue from license and resale fees was $345 million and $282 million for the years ended December 31, 2005 and 2004, respectively, and includes software license revenue of $266 million and $217 million, respectively. The increases were due primarily to internal revenue growth in FS and HEPS. At December 31, 2004, we had a software license backlog of $19 million, most of which was recognized as revenue in the first quarter of 2005.

Financial Systems

FS revenue was $1.91 billion for the year ended December 31, 2005 compared to $1.87 billion for the year ended December 31, 2004. Services revenue decreased $14 million and license and resale fees increased $37 million. The net decrease in services revenue reflects the impact of the sale of Brut LLC which had $129 million in total revenue and $110 million in services revenue in 2004. FS internal revenue increased approximately 6% in 2005, compared to approximately 2% in 2004, reflecting broad-based improvements across the segment, especially in trading, treasury and risk management systems and wealth management and brokerage systems.

Higher Education and Public Sector Systems

HEPS revenue was $788 million for the year ended December 31, 2005 compared to $525 million for the year ended December 31, 2004. Services revenue increased $232 million and license and resale fees increased $29 million due to recently acquired businesses and to internal revenue growth of approximately 12%.

Availability Services

AS revenue was $1.31 billion for the year ended December 31, 2005 compared to $1.16 billion for the year ended December 31, 2004. The increase was due primarily to a business acquired in January 2005 and to internal revenue growth. AS internal revenue increased approximately 5% in 2005 and approximately 3% in 2004 due primarily to growth in North America.

Costs and Expenses:

Total costs and expenses as a percentage of revenue were 88% and 80% for the year ended December 31, 2005 and 2004, respectively. The increase was due primarily to the $133 million increase in merger costs and the incremental amortization of acquisition-related intangible assets of $86 million resulting from the Transaction.

Cost of sales and direct operating expenses as a percentage of total revenue were 46% for the year ended December 31, 2005 compared to 45% for the year ended December 31, 2004. The increase of $252 million was due primarily to acquired businesses, reimbursable clearing broker costs, and a one-time charge in the first quarter of 2005 of $12 million related to the relocation of an AS facility, offset in part by a decrease in expenses due to the sale of Brut LLC. The one-time AS facility charge related to the relocation of a leased availability services facility in North Bergen, New Jersey, which was acquired in 2001 as part of the Comdisco, Inc. availability services business. The equipment in this facility has been relocated to an expanded facility in Carlstadt, New Jersey, thereby improving the operational resilience and scope of services available to customers.

Sales, marketing and administration expenses as a percentage of total revenue were 20% for the year ended December 31, 2005 compared to 19% for the year ended December 31, 2004. The increase of $134 million was due primarily to acquired businesses and a non-cash charge of $29 million for stock-based compensation (see Note 6 of Notes to Consolidated Financial Statements).

Because AS product development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. For the year ended December 31, 2005 and 2004, software development expenses were 9% and 10% of revenue from software and processing solutions, respectively.

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the years ended December 31, 2005 and 2004. The $12 million increase in 2005 was due primarily to acquired businesses.

Amortization of acquisition-related intangible assets was 6% of total revenue for the year ended December 31, 2005 compared to 3% for the year ended December 31, 2004. Amortization of acquisition-related intangible assets increased $112 million in 2005 due to the impact of the Transaction as well as recent acquisitions made by the Company.

In 2005, we recorded merger costs of $139 million in connection with costs associated with the Transaction. See Note 2 of Notes to Consolidated Financial Statements.

Interest income was $15 million for the year ended December 31, 2005 compared to $8 million for the year ended December 31, 2004. The increase was due primarily to interest earned on higher average invested balances. Interest expense was $265 million for the year ended December 31, 2005 compared to $29 million for the year ended December 31, 2004. The increase was due to the $7.3 billion in debt incurred in connection with the Transaction, and includes amortization of debt issuance costs and debt discounts of $23 million.

Other income (expense) decreased $95 million in the year ended December 31, 2005 due to the gain associated with the sale of Brut LLC in September 2004. Other income (expense) in 2005 includes the loss on sale of accounts receivable and discount on retained interests of $18 million (see Note 5 of Notes to Consolidated Financial Statements).

The effective tax rate was 48% for the year 2005 compared to 40% for the year 2004. The higher effective tax rate in 2005 was due to non-deductible merger costs and, to a lesser extent, repatriation of undistributed earnings of foreign subsidiaries under the American Jobs Creation Act of 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Income from Operations:

Our total operating margin declined to 20% from 21% in 2003 due primarily to the initial aggregate impact of the lower margin businesses acquired in 2004.

Financial Systems

The FS operating margin declined 190 basis points in 2004. Most of this decline was attributable to the following: a $13 million decrease in internal software license fee revenue; the initial aggregate impact of FS businesses acquired in 2004; a $5 million reduction in the carrying value of our investment in New York Stock Exchange seats; and the effect of including our output solutions business in FS starting January 1, 2004.

Higher Education and Public Sector Systems

The HEPS operating margin was 16% and 12% in 2004 and 2003, respectively. The margin in 2004 is driven almost entirely by the margins of businesses acquired in 2004.

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

Revenue:

Due to the sale of Brut LLC in September of 2004, we present internal revenue growth excluding and including Brut LLC as follows:

	Year ended December 31,
Internal Revenue Growth	2004	2003
Excluding Brut
Total SunGard	2%	(2%)
Financial Systems	2%	(5%)

Including Brut
Total SunGard	4%	0%
Financial Systems	5%	(2%)

The following discussions of internal revenue growth are based on internal revenue excluding Brut LLC.

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

Services revenue increased to $3.2 billion from $2.7 billion, representing approximately 89% and 90% of total revenue in 2004 and 2003, respectively. The revenue increase in 2004 was due primarily to acquired businesses and to increases in AS, wealth management and brokerage systems, and benefit administration and insurance systems.

Professional services revenue was $523 million and $376 million in 2004 and 2003, respectively. The increase was due to acquired businesses and improvement in benefit administration and insurance systems.

Revenue from license and resale fees was $282 million and $210 million in 2004 and 2003, respectively, and included software license revenue of $217 million and $172 million, respectively. The increase in software license fees was due primarily to acquired businesses and improvement in benefit administration and insurance systems. We ended 2004 with a software license backlog, which consisted of signed contracts for licensed software that at our election or the election of our customer was not shipped to the customer until 2005, with the result that the license fees were recognized as revenue in 2005. The 2004 backlog was higher than usual, totaling $19 million, with the largest portion coming from license-fee businesses acquired in 2004.

Financial Systems

Total FS revenue increased $225 million in 2004. FS internal revenue increased approximately 2% in 2004 compared to a decrease of approximately 5% in 2003. Currency fluctuation had a positive impact of approximately 2% on internal revenue in both years.

FS services revenue increased $200 million, and license and resale fees increased $1 million. The increase in services revenue was due primarily to $135 million from acquired businesses and to increases in wealth management and brokerage systems and benefit administration and insurance systems. FS internal professional services revenue improved in 2004 by $14 million, or 5%, after declining for two consecutive years.

Reimbursed expenses revenue increased $24 million in 2004 primarily due to the inclusion, effective January 1, 2004, of our output solutions business in FS.

Higher Education and Public Sector Systems

Revenue from HEPS increased $346 million in 2004. HEPS services revenue increased $291 million and license and resale fees increased $73 million, with both increases due to acquired businesses. Reimbursed expenses revenue decreased $18 million in 2004, due primarily to the effect of including our output solutions business in FS beginning January 1, 2004.

Availability Services

AS revenue, which was all internal, increased $30 million, or 3%, in 2004 compared to an internal revenue increase of approximately 3% in 2003. Currency fluctuation had a positive impact of approximately 2% on internal revenue in both years. The primary factors for the lower internal revenue growth were new sales offset by the loss of business to customers taking certain of their availability solutions in-house, as well as the pressure that this and other competitive and technological factors had on prices.

Costs and Expenses:

Total costs and expenses as a percentage of revenue were relatively consistent during 2004 and 2003.

Cost of sales and direct operating expenses increased as a percentage of total revenue to 45% in 2004 compared to 44% in 2003. The increase was due to acquired businesses and trading, treasury and risk management systems.

Sales, marketing and administration expenses increased $129 million in 2004 due to acquired businesses and, to a lesser extent, increased corporate expenses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. In 2004, product development expenses were 10% of revenue from software and processing solutions, compared to 11% in 2003.

Depreciation and amortization declined to 6% of total revenue in 2004 compared to 8% in 2003 because certain short-lived AS assets acquired in 2001 were fully depreciated.

Amortization of acquisition-related intangible assets increased $30 million in 2004 due to recently acquired businesses.

In 2004, we recorded a gain of $78 million in connection with the sale of Brut LLC, and merger and spin-off costs of $6 million. In 2003, we recorded a benefit of $3 million from the reversal of previously recorded merger costs. See Note 2 of Notes to Consolidated Financial Statements.

Interest income in 2004 and 2003 was $8 million and $6 million, respectively. Interest expense in 2004 and 2003 was $29 million and $11 million, respectively. The increase in interest expense was due to the issuance of $500 million in senior unsecured notes in January 2004.

Liquidity and Capital Resources

At December 31, 2005, cash and cash equivalents were $317 million, a decrease of $358 million from December 31, 2004. Cash flow from operations was $1.3 billion in the year ended December 31, 2005 compared to cash flow from operations of $785 million in the year ended December 31, 2004. The increase in cash flow from operations is due primarily to the sale of accounts receivable under our long-term receivables facility and lower initial working capital requirements of businesses acquired in 2005 compared to those acquired in 2004.

Net cash used in investing activities was $12.4 billion in the year ended December 31, 2005, including $11.6 billion in connection with the Transaction, $538 million (net of cash acquired) for eleven acquisitions and $274 million for net capital expenditures. Net cash used in investing activities was $845 million in the year ended December 31, 2004, which is net of $194 million cash received from the sale of Brut LLC and other businesses. During 2004, we spent $799 million (net of cash acquired) for ten acquisitions and $240 million on capital expenditures.

Net cash provided by financing activities was $10.7 billion for the year ended December 31, 2005, primarily related to Transaction-related financing activities of $7.33 billion of new debt and $3.45 billion of equity contributions by SunGard Holdco LLC, the Company’s parent. Net cash provided by financing activities was $256 million in 2004.

At December 31, 2005, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses cannot exceed $125 million, none of which we currently expect to pay. We also have outstanding letters of credit and bid bonds that total approximately $47 million.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2005, our total indebtedness was $7.43 billion and we had $980 million ($831 million at March 8, 2006) available for borrowing under the revolving credit facility, after giving effect to certain outstanding letters of credit. In addition, at December 31, 2005, we had borrowed $385 million of our $450 million off-balance sheet long-term receivables facility.

At December 31, 2005, our contractual obligations follow (in millions):

	Total	2006	2007 – 2008	2009 – 2010	2011 and After
Short-term and long-term debt	$7,483	$46	$84	$331	$7,022
Interest payments	4,591	604	1,206	1,176	1,605
Operating leases	739	161	250	141	187
Purchase obligations	176	65	48	19	44

	$12,989	$876	$1,588	$1,667	$8,858

Short-term and long-term debt excludes the impact of debt discounts of $21 million in 2009 and $33 million in 2011 and after. Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

We expect our cash flows from operations, combined with availability under our revolving credit and receivables facilities, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

The Transaction

On August 11, 2005, in connection with the Transaction, we (i) entered into a new $5.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower ($165 million of which is denominated in euros and $150 million of which is denominated in pounds sterling), and a $1.0 billion revolving credit facility ($980 million available at December 31, 2005 for borrowing under the revolving credit facility, after giving effect to certain outstanding letters of credit), (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes and (iii) entered into receivables securitization facilities initially totaling $375 million.

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

All obligations under the senior secured credit facilities are unconditionally guaranteed by SunGard Holdco LLC and, subject to certain exceptions, by substantially all domestic wholly owned subsidiaries, referred to, collectively, as U.S. Guarantors. In addition, the borrowings of U.K. subsidiary borrowers under the revolving credit facility are unconditionally guaranteed by certain wholly owned U.K. subsidiaries. We must also pay customary letter of credit fees.

The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and in the event of certain asset sales, casualty and condemnation events, incurrences of debt and certain financings under receivables facilities. Any mandatory prepayments would be applied pro rata to the term loan facilities and to installments of the term loan facilities in direct order of maturity.

We are required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount for the first seven years and three months, with the remaining amount payable on the date that is seven years and six months from the date of the closing of the senior secured credit facilities.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, six years from the date of the closing of the senior secured credit facilities.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most or all of our subsidiaries’) ability to incur additional indebtedness or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change our lines of business, sell assets and engage in mergers or consolidations. In addition, under the senior secured credit facilities, we are required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. We were in compliance with all covenants at December 31, 2005.

Senior Notes due 2009 and 2014

On January 15, 2004, we issued $500 million of senior unsecured notes, of which $250 million are 3.75% notes due 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. Upon completion of the Transaction and to the extent required by their indentures, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $446 million as of December 31, 2005 as a result of fair value adjustments related to purchase accounting. The discount of $54 million will continue to be amortized into interest expense and added to the recorded amounts over the remaining periods to maturity.

Senior Notes due 2013 and Senior Subordinated Notes due 2015

The senior notes due 2013 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are unconditionally guaranteed, subject to certain exceptions, by substantially all of our domestic wholly owned subsidiaries.

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

The indentures governing the senior notes due 2013 and senior subordinated notes due 2015 contain a number of covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2013 or senior subordinated notes due 2015, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and designate our subsidiaries as unrestricted subsidiaries.

Off-Balance Sheet Debt—Receivables Securitization Facilities

In August 2005, certain domestic subsidiaries entered into two receivables facilities, a transitional facility and a long-term facility (the “Facilities”). The Facilities allow us to sell, on a revolving basis, an undivided interest that provided, in the aggregate, up to $375 million in funding, based on the amount of eligible receivables and satisfaction of other customary conditions, for a period of up to six years following the Transaction.

As of December 31, 2005, all participating domestic subsidiaries have joined the long-term facility and there are no subsidiaries participating in, and no borrowings under, the transitional facility. In addition, funding available under the long-term facility was increased to $450 million. Under the long-term facility, eligible receivables are sold to third-party conduits through a wholly owned, bankruptcy remote special purpose entity that is not consolidated for financial reporting purposes. We continue to service the receivables and charge a monthly servicing fee at market rates. The third-party conduits are sponsored by certain lenders under our senior secured credit facilities. Additional subsidiaries may become parties to the long-term facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence. Sales of receivables under the long-term facility qualify as sales under the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Accordingly, these receivables, totaling $618 million net of applicable allowances, and the corresponding borrowings, totaling $385 million, are excluded from our consolidated balance sheet as of December 31, 2005. Our retained interest in receivables sold as of December 31, 2005 is $224 million. Expenses associated with the receivables facilities totaled $19 million for the period ended December 31, 2005, of which $18 million (representing the loss on sale of the receivables and the discount on retained interest) is recorded in other income (expense) and the remainder (representing facility and professional fees associated with the transitional facility) is recorded in interest expense in our consolidated statements of operations. The loss on sale of receivables was determined at the date of transfer based upon the fair value of the assets sold and the interests retained. We estimate fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate of 7.25% at December 31, 2005) are the key assumptions used in this estimate. At December 31, 2005, neither a 10% nor a 20% adverse change in the assumed collection period or assumed discount rate would have a material impact on our financial position or results of operations.

Covenant Compliance

Our senior secured credit facilities and the indentures governing our new senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

In addition, pursuant to the Principal Investor Agreement by and among our four parent companies, Solar Capital Corp. and the Sponsors, dated as of August 10, 2005, we are required to obtain approval from certain of the Sponsors prior to the declaration or payment of any dividend by us or any of our subsidiaries (other than dividends payable to us or any of our wholly owned subsidiaries).

Under the senior secured credit facilities and the long-term receivables facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2005, we are in compliance with the financial and nonfinancial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2013 and senior subordinated notes due 2015 and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements, and the calculation of the fixed charge coverage ratio, net debt and net debt to Adjusted EBITDA ratio under the indentures governing the senior notes due 2013 and senior subordinated notes due 2015. The terms and related calculations are defined in the indentures.

	Predecessor		Successor	Year ended December 31, 2005
(in millions)	Year ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005
Net income (loss)	$454	$146	$(29)	$117
Interest expense, net	20	8	242	250
Taxes	307	142	(33)	109
Depreciation and amortization	337	225	236	461

EBITDA	1,118	521	416	937
Purchase accounting adjustments(1)	—	—	19	19
Non-cash charges(2)	2	61	30	91
Unusual or non-recurring charges(3)	(72)	61	21	82
Restructuring charges or reserves(4)	—	12	—	12
Acquired EBITDA, net of disposed EBITDA(5)	57	17	—	17
Other(6)	3	2	8	10

Adjusted EBITDA—Senior Secured Credit Facilities	1,108	674	494	1,168
Loss on sale of receivables	—	—	18	18

Adjusted EBITDA—Senior Notes due 2013 and Senior Subordinated Notes due 2015	$1,108	$674	$512	$1,186

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction.

(2)	Non-cash charges include stock-based compensation resulting from the acceleration of vesting of stock options and restricted stock under APB 25 due to the Transaction, new stock-based compensation awards accounted for under SFAS 123R (see Note 6 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(3)	Unusual or non-recurring charges include merger costs associated with the Transaction, gain on the sale of Brut LLC, payroll taxes and certain compensation and other expenses associated with acquisitions made by the Company.

(4)	Restructuring charges or reserves include the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.

(5)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(6)	Other includes franchise and similar taxes reported in operating expenses and management fees paid to the Sponsors, offset by interest charges relating to the receivables facilities and gains related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt.

Our covenant requirements and actual ratios for the year ended December 31, 2005 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	2.08x

Senior Notes due 2013 and Senior Subordinated Notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.03x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.40x for the four-quarter period ended December 31, 2005 and stepping up over time to 1.50x by the end of 2006 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain noncash or nonrecurring interest expense and the elimination of interest expense and fees associated with our Receivables Facility. Beginning with the four-quarter period ending March 31, 2006, we are also required to maintain a consolidated total debt to Adjusted EBITDA ratio starting at a maximum of 8.25x and stepping down over time to 7.75x by the end of 2006 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior secured credit facilities from time to time; as of December 31, 2005, we had $3.97 billion outstanding under our term loan facilities and available commitments of $980 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for noncash interest expense and the elimination of interest expense and fees associated with our Receivables Facility.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force reached a consensus on Issue 04-01, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (EITF 04-01). EITF 04-01 is effective for business combinations completed in reporting periods beginning after October 13, 2004. EITF 04-01 applies when two parties that have a pre-existing contractual relationship enter into a business combination. EITF 04-01 addresses whether a consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The adoption of EITF 04-01 on January 1, 2005 did not have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position or results of operations.

In June 2005, the FASB Derivatives Implementation Group (DIG) issued DIG Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (DIG B38) and DIG Issue No. B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG B39) that address circumstances in which a put or call option embedded in a debt instrument would be bifurcated from the debt instrument and accounted for separately. DIG B38 and DIG B39 are effective in the first quarter of 2006. We are currently evaluating DIG B38 and DIG B39 and the related impact on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2005, we had total debt of $7.43 billion, including $4.37 billion of variable rate debt. We have entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.77 billion is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $36 million and $44 million per year, respectively. See Note 5 of Notes to Consolidated Financial Statements.

In addition, at December 31, 2005, $158 million of our debt is denominated in euros and $144 million is denominated in pounds sterling. While we expect that our foreign denominated debt will be serviced through our local operations, the euro debt is held by a U.K. subsidiary which has a functional currency of the pound sterling. Therefore, we are subject to foreign currency rate risk as changes in the currency exchange rates between the euro and the pound sterling are marked to market through our statement of operations. A 10% change in currency exchange rates would result in a charge or credit in the statement of operations of approximately $17 million.

During 2005, approximately 28% of our revenue was from customers outside the United States. Approximately 77% of this revenue was from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in foreign currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to foreign exchange rates as a result of our foreign currency denominated debt, our acquisitions and ongoing changes in our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. (predecessor) at December 31, 2004 and the results of its operations and its cash flows for the period January 1, 2005 to August 10, 2005 and for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA

March 8, 2006

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. (successor) at December 31, 2005, and the results of its operations and its cash flows for the period from August 11, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 8, 2006

SunGard Data Systems Inc.

Consolidated Balance Sheets

	Predecessor	Successor
(in millions except share and per-share amounts)	December 31, 2004	December 31, 2005
Assets
Current:
Cash and cash equivalents	$675	$317
Trade receivables, less allowance for doubtful accounts of $50 and $9	618	190
Earned but unbilled receivables	118	38
Prepaid expenses and other current assets	109	166
Clearing broker assets	232	391
Retained interest in accounts receivable sold	—	224
Deferred income taxes	43	40

Total current assets	1,795	1,366

Property and equipment, less accumulated depreciation of $925 and $72	620	705
Software products, less accumulated amortization of $416 and $83	353	1,528
Customer base, less accumulated amortization of $213 and $68	557	2,817
Other tangible and intangible assets, less accumulated amortization of $26 and $3	46	248
Trade name	—	1,019
Goodwill	1,824	6,904

Total Assets	$5,195	$14,587

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$46
Accounts payable	60	67
Accrued compensation and benefits	180	218
Accrued interest expense	11	161
Other accrued expenses	241	282
Clearing broker liabilities	209	360
Deferred revenue	630	695

Total current liabilities	1,376	1,829

Long-term debt	509	7,383
Deferred income taxes	58	1,803

Total liabilities	1,943	11,015

Commitments and contingencies

Stockholder’s equity:
Predecessor:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized, of which 3,200,000 shares are designated as Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 800,000,000 shares authorized; 292,257,243 shares issued at December 31, 2004	3	—
Successor:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding at December 31, 2005	—	—
Capital in excess of par value	957	3,629
Restricted stock plans	(2)	—
Retained earnings (accumulated deficit)	2,221	(29)
Accumulated other comprehensive income (loss)	177	(28)

	3,356	3,572
Treasury stock, at cost, 3,930,000 and 0 shares	(104)	—

Total stockholder’s equity	3,252	3,572

Total Liabilities and Stockholder’s Equity	$5,195	$14,587

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

	Predecessor			Successor
(in millions)	Year ended December 31, 2003	Year ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005
Revenue:
Services	$2,661	$3,180	$2,126	$1,418
License and resale fees	210	282	179	166

Total products and services	2,871	3,462	2,305	1,584
Reimbursed expenses	84	94	66	47

	2,955	3,556	2,371	1,631

Costs and expenses:
Cost of sales and direct operating	1,292	1,608	1,119	741
Sales, marketing and administration	536	665	456	343
Product development	195	236	154	96
Depreciation and amortization	223	218	141	89
Amortization of acquisition-related intangible assets	89	119	84	147
Merger costs	(3)	6	121	18

	2,332	2,852	2,075	1,434

Income from operations	623	704	296	197
Interest income	6	8	9	6
Interest expense	(11)	(29)	(17)	(248)
Other income (expense)	(3)	78	—	(17)

Income (loss) before income taxes	615	761	288	(62)
Provision (benefit) for income taxes	245	307	142	(33)

Net income (loss)	$370	$454	$146	$(29)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Predecessor			Successor
(in millions)	Year ended December 31, 2003	Year ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005
Cash flow from operations:
Net income (loss)	$370	$454	$146	$(29)
Reconciliation of net income (loss) to cash flow from operations:
Depreciation and amortization	311	337	225	236
Deferred income tax provision (benefit)	42	13	(14)	(57)
Stock compensation expense	—	—	59	29
Gain on sale of Brut, net of tax	—	(46)	—	—
Amortization of deferred financing costs and debt discount	—	—	—	20
Other noncash credits	(25)	(17)	(17)	(13)
Accounts receivable and other current assets	14	54	79	293
Accounts payable and accrued expenses	(89)	(1)	106	171
Clearing broker assets and liabilities, net	(5)	(18)	(3)	(5)
Deferred revenue	27	9	(10)	60

Cash flow from operations	645	785	571	705

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(465)	(799)	(419)	(119)
Cash paid for property and equipment	(182)	(210)	(132)	(88)
Cash paid for software and other assets	(29)	(30)	(23)	(31)
Acquisition of SunGard	—	—	—	(11,577)
Cash received for sale of certain assets	13	194	5	15

Cash used in investment activities	(663)	(845)	(569)	(11,800)

Financing activities:
Cash received from borrowings for the Transaction	—	—	—	7,333
Investment by parent	—	—	—	3,450
Cash received from other borrowings, net of fees	147	591	75	179
Cash used to repay debt	(161)	(293)	(132)	(556)
Cash received from stock option and award plans	72	62	386	—
Cash used to purchase treasury stock	—	(104)	—	—

Cash provided by financing activities	58	256	329	10,406

Increase (decrease) in cash and cash equivalents	40	196	331	(689)
Beginning cash and cash equivalents	439	479	675	1,006

Ending cash and cash equivalents	$479	$675	$1,006	$317

Supplemental information:
Interest paid	$12	$18	$22	$289

Income taxes paid	$209	$254	$69	$14

Acquired businesses:
Property and equipment	$11	$27	$66	$1
Software products	115	177	57	39
Customer base	82	204	160	21
Goodwill	364	528	213	65
Other tangible and intangible assets	9	12	2	5
Deferred income taxes	(26)	(47)	(53)	5
Purchase price obligations and debt assumed	(7)	(57)	(21)	(3)
Net current liabilities assumed	(83)	(45)	(5)	(14)

Cash paid for acquired businesses, net of cash acquired of $61, $148, $31 and $6, respectively	$465	$799	$419	$119

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Stockholder’s Equity

	Preferred Stock		Common Stock

(in millions)	Number of Shares	Par Value	Number of Shares	Par Value
Predecessor
Balances at December 31, 2002	—	$—	284	$3
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares issued under stock plans	—	—	5	—
Compensation expense related to stock plans	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at December 31, 2003	—	—	289	3
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares repurchased	—	—	—	—
Shares issued under stock plans	—	—	4	—
Compensation expense related to stock plans	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at December 31, 2004	—	—	293	3
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares issued under stock plans	—	—	18	—
Compensation expense related to stock plans	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at August 10, 2005	—	$—	311	$3

Successor
Investment by Parent Companies			—	$—
Comprehensive loss:
Net loss			—	—
Foreign currency translation			—	—
Net unrealized loss on derivative instruments			—	—
Total comprehensive loss			—	—
Stock-based compensation expense			—	—
Return of capital			—	—

Balances at December 31, 2005			—	$—

The accompanying notes are an integral part of these financial statements.

Capital in Excess of Par Value	Restricted Stock Plans	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)				Total
			Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Treasury Stock
					Number of Shares	Cost

$802	$(2)	$1,397	$24	$—	—	$(1)	$2,223

—	—	370	—	—	—	—
—	—	—	87	—	—	—
							457
73	(1)	—	—	—	—	1	73
—	1	—	—	—	—	—	1
12	—	—	—	—	—	—	12

887	(2)	1,767	111	—	—	—	2,766

—	—	454	—	—	—	—
—	—	—	66	—	—	—
							520
—	—	—	—	—	(4)	(104)	(104)
63	(1)	—	—	—	—	—	62
—	1	—	—	—	—	—	1
7	—	—	—	—	—	—	7

957	(2)	2,221	177	—	(4)	(104)	3,252

—	—	146	—	—	—	—
—	—	—	(69)	—	—	—
							77
386	—	—	—	—	—	—	386
59	2	—	—	—	—	—	61
58	—	—	—	—	—	—	58

$1,460	$—	$2,367	$108	$—	(4)	$(104)	$3,834

$3,605	$—	$—	$—	$—	—	$—	$3,605

—	—	(29)	—	—	—	—
—	—	—	(27)	—	—	—
—	—	—	—	(1)	—	—
—	—	—	—	—	—	—	(57)
29	—	—	—	—	—	—	29
(5)	—	—	—	—	—	—	(5)

$3,629	$—	$(29)	$(27)	$(1)	—	$—	$3,572

SunGard Data Systems Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake Partners and Texas Pacific Group (the “Transaction”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard, with SunGard being the surviving company.

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is wholly owned by SunGard Capital Corp. SunGard Capital Corp. II and SunGard Capital Corp. are collectively referred to as the “Parent Companies.” All four of these companies were formed for the purpose of facilitating the Transaction.

Although SunGard continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard and subsidiaries for both the Predecessor and Successor periods.

SunGard has three segments: Financial Systems (“FS”), Higher Education and Public Sector Systems (“HEPS”) and Availability Services (“AS”). The Company’s Software & Processing Solutions business is comprised of the FS and HEPS segments. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of the Parent Companies.

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

The Company generates services revenue from availability services, processing services, software maintenance and rentals, professional services, broker/dealer fees and hardware rentals. All services revenue is recorded as the services are provided based on the fair value of each element. Fair value is determined based on the sales price of each element when sold separately. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided, and the related costs are incurred ratably over the contract period. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of users, accounts, trades or transactions or the number of hours of service.

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

Sufficient evidence of fair value is determined by reference to vendor specific objective evidence (VSOE) as defined in American Institute of Certified Public Accountants’ Statement of Position (SOP) 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. First, the revenue for the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. By policy, the Company places its available cash and short-term investments with institutions of high credit-quality and limits the amount of credit exposure to any one issuer. The Company sells a significant portion of its products and services to the financial services industry and could be affected by the overall condition of that industry. The Company believes that any credit risk associated with accounts receivable is substantially mitigated by the relatively large number of customer accounts and reasonably short collection terms. Accounts receivable are stated at estimated net realizable value, which approximates fair value.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (two to eight years for equipment and ten to forty years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment was $198 million in 2003, $189 million in 2004, $122 million for the period January 1, 2005 through August 10, 2005 and $82 million for the period August 11, 2005 through December 31, 2005.

Foreign Currency Translation

The functional currency of each of the Company’s foreign operations is the local currency of the country in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period.

Increases and decreases in net assets resulting from foreign currency translation are reflected in stockholder’s equity as a component of accumulated other comprehensive income (loss).

Software Products

Product development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Costs associated with purchased software, software obtained through business acquisitions, and new products and enhancements to existing products that are technologically feasible and recoverable are capitalized and amortized over the estimated useful lives of the related products, generally one to twelve years, using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization.

Capitalized development costs, amortization of previously capitalized development costs (which is included in depreciation and amortization) and net capitalized development costs in each of the periods follow (in millions):

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 through August 10, 2005	Period from August 11 through September 30, 2005
	2003	2004
Capitalized development costs	$13	$17	$9	$6
Amortization of previously capitalized development costs	9	11	8	—

Net capitalized development costs	$4	$6	$1	$6

Amortization of all software products aggregated $62 million in 2003, $83 million in 2004, $56 million for the period January 1, 2005 through August 10, 2005 and $81 million for the period August 11, 2005 through December 31, 2005.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from five to twenty-seven years.

Trade Name

The trade name intangible asset represents the fair value of the SunGard trade name at August 11, 2005 and is an indefinite-lived asset and therefore is not subject to amortization. Trade name, along with goodwill, is reviewed at least annually for impairment as described below.

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

The following table summarizes changes in goodwill by segment (in millions):

	FS	HEPS	AS	Total
Predecessor
Balances at December 31, 2003	$628	$108	$618	$1,354
2004 acquisitions	80	457	—	537
2004 divestitures	(96)	—	—	(96)
Adjustments to previous acquisitions	(30)	(1)	(3)	(34)
Payment of contingent purchase price	25	—	—	25
Effect of foreign currency translation	11	—	27	38

Balances at December 31, 2004	618	564	642	1,824
2005 acquisitions	26	88	117	231
Adjustments to previous acquisitions	(11)	(7)	—	(18)
Effect of foreign currency translation	(10)	(6)	(24)	(40)

Balance at August 10, 2005	$623	$639	$735	$1,997

Successor
Acquisition of SunGard	$3,040	$1,797	$2,020	$6,857
2005 acquisitions	68	—	—	68
Effect of foreign currency translation	(4)	(3)	(14)	(21)

Balance at December 31, 2005	$3,104	$1,794	$2,006	$6,904

Other Tangible and Intangible Assets

Other tangible and intangible assets consist primarily of deferred financing costs incurred in connection with debt issued in the Transaction, noncompetition agreements obtained in business acquisitions, long-term accounts receivable, prepayments and long-term investments. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from two to five years.

Future Amortization of Acquisition-Related Intangible Assets

At December 31, 2005, amounts recorded for acquisition-related intangible assets are estimated because the allocation of the Transaction purchase price is preliminary. Based on amounts recorded at December 31, 2005, total estimated amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in millions):

2006	$371
2007	354
2008	348
2009	345
2010	340

Stock-Based Compensation

Successor

Statement of Financial Accounting Standards Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R), supersedes Accounting Principles Board Opinion Number 25 (APB 25) and requires companies to expense the fair value of employee stock options over the employee requisite service period. The Company adopted SFAS 123R as of the date of closing the Transaction using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period.

Predecessor

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock option and award plans. Accordingly, the Company recorded compensation expense for its restricted stock awards, and the Company recorded in merger costs a non-cash charge for stock compensation of approximately $60 million in the period from January 1, 2005 to August 10, 2005 as a result of the acceleration of vesting of all options and restricted stock in connection with the Transaction (see Note 2). SFAS Number 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS Number 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123” changed the method for recognition of cost of stock option and award plans. Adoption of the cost recognition requirements under SFAS 123 was optional; however, the following supplemental information is provided (in millions):

	Predecessor
	Year Ended December 31,		Period from January 1 through August 10, 2005
	2003	2004
Net income, as reported (including stock compensation expense net of tax, of $1, $1 and $40, respectively)	$370	$454	$146
Additional stock compensation expenses under SFAS 123, net of tax	(69)	(88)	(135)

Pro forma net income	$301	$366	$11

This pro forma disclosure is not necessarily indicative of what stock option expense will be in future years.

The fair value of options granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Predecessor
	Year Ended December 31,		Period from January 1 through August 10, 2005
	2003	2004
Weighted-average fair value on date of grant	$12.11	$14.68	$15.51
Ratio of weighted-average fair value to weighted-average market value on date of grant	57%	55%	60%
Assumptions used to calculate fair value:
Volatility	53%	48%	46%
Risk-free interest rate	3.1%	3.4%	4.2%
Expected term (1)	6 years	6 years	6 years
Dividends	zero	zero	zero

(1)	Nine and one-half years for unvested performance accelerated stock options.

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

Effect of Recent Accounting Pronouncements

In September 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force reached a consensus on Issue 04-01, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (EITF 04-01). EITF 04-01 is effective for business combinations completed in reporting periods beginning after October 13, 2004. EITF 04-01 applies when two parties that have a pre-existing contractual relationship enter into a business combination. EITF 04-01 addresses whether a consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated to determine if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The adoption of EITF 04-01 on January 1, 2005 did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position or results of operations.

In June 2005, the FASB Derivatives Implementation Group (DIG) issued DIG Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (DIG B38) and DIG Issue No. B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (DIG B39) that address circumstances in which a put or call option embedded in a debt instrument would be bifurcated from the debt instrument and accounted for separately. DIG B38 and DIG B39 are effective in the first quarter of 2006. The Company is currently evaluating DIG B38 and DIG B39 and the related impact on the Company’s financial position and results of operations.

2. Acquisitions and Dispositions

Acquisition of SunGard

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

The purchase price, including transaction costs that have been allocated as debt issuance costs or included in the overall purchase price, was approximately $11.73 billion. The sources and uses of funds in connection with the Transaction are summarized below (in millions):

Sources		Uses
Secured revolving credit facility	$149	Payment consideration to stockholders and optionholders	$11,242
Secured term loan facilities	4,000	Converted share and option consideration	154
Receivables facilities	375	Transaction costs	335

Senior notes due 2013	2,000	Total uses	$11,731

Senior subordinated notes due 2015	1,000
Cash on hand	603
Equity contribution—cash	3,450
Equity contribution—non-cash	154

Total sources	$11,731

The non-cash equity contribution was a combination of shares and fully vested stock options of the Predecessor. The shares were converted into shares of the Parent Companies. The fully vested stock options were automatically converted into fully vested stock options of the Parent Companies (continuation options).

Preliminary Purchase Price Allocation

Under business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of August 11, 2005 as set forth below, in millions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and the estimates and assumptions are subject to change.

Property and equipment	$701
Software products	1,544
In process research and development	2
Customer base	2,876
Trade name	1,019
Goodwill	6,857
Other tangible and intangible assets	268
Deferred income taxes	(1,839)
Debt assumed	(459)
Net current assets acquired	762

Total purchase price	11,731
Non-cash equity contribution	154

Cash used in acquisition of SunGard by Solar Capital	$11,577

The preliminary estimated useful lives are one to twelve years for software (average life is eight years) and five to 27 years for customer base (average life is 16 years). The SunGard trade name has an indefinite life and is not subject to amortization; it, along with goodwill, will be reviewed at least annually for impairment.

Since the Transaction did not result in a new tax basis of assets and liabilities, approximately $1.0 billion of goodwill will continue to be deductible over the remaining amortization period for tax purposes.

Acquisitions by the Company

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2005, the Company completed eight acquisitions in its FS segment, two acquisitions in its HEPS segment and one acquisition in its AS segment. Gross cash paid, subject to certain adjustments, was $575 million, including $391 million for the acquisitions of InFlow, Inc. and Vivista Holdings Limited.

The following table lists the businesses the Company acquired in 2005:

Acquired Company/Business	Date Acquired	Description
InFlow, Inc.	01/04/05	Hosting and managed services for information availability.
Protegent, Inc.	01/26/05	Risk management solutions.
Vivista Holdings Limited	02/25/05	Public safety and justice software solutions in the U.K.
Ensemble Technology (Pty) Ltd	02/28/05	Professional services for the financial services industry in South Africa.
Integrity Treasury Solutions Limited	03/03/05	Treasury management systems.
Recognition Research, Inc.	05/12/05	Data-capture technology for the financial services and healthcare industries.
Understanding Systems, Inc.	07/25/05	Graphical mapping solutions for the public sector.
Pyramid Digital Systems, LLC	08/17/05	Software and solutions to the retirement plan industry.
The GetPAID Corporation	10/24/05	Accounts receivable and working capital optimization solutions.
Prophet	10/31/05	Actuarial calculations software.
ERisk Holdings, Inc.	11/08/05	Capital and credit risk management solutions.

During 2004, the Company completed seven acquisitions in its FS segment and three acquisitions in its HEPS segment, including the acquisition of Systems & Computer Technology Corporation (SCT) in the HEPS segment in February 2004. Gross cash paid was $922 million, subject to certain adjustments, and there was $537 million of goodwill recorded in connection with these acquisitions.

During 2003, the Company completed eight acquisitions in its FS segment and one acquisition in its HEPS segment and also purchased the remaining interest in an AS joint venture. Gross cash paid was $496 million, subject to certain adjustments, and there was $312 million of goodwill recorded in connection with these acquisitions.

During 2004 and 2003, the Company paid $25 million and $30 million, respectively, as additional consideration based upon the operating performance of Brut LLC. Brut LLC was sold by the Company in September 2004.

In connection with five previously acquired businesses, up to $125 million could be paid as additional consideration, primarily by June 2006, depending on the future operating results of those businesses. The amount paid, if any, is recorded as additional goodwill at the time the actual performance is known and the amounts become due. There were no amounts earned or paid in 2005, and there were no amounts payable as of December 31, 2005.

Pro forma financial information

The following unaudited pro forma results of operations (in millions) assume that the Transaction and certain significant acquisitions and dispositions occurred as of the beginning of each of the period presented and were reflected in the Company’s results from that date. The pro forma results include the Transaction and the 2005 acquisitions of InFlow, Inc., Vivista Holdings Limited, Integrity Treasury Solutions Limited, Recognition Research, Inc., Pyramid Digital Systems, LLC, The GetPAID Corporation, and ERisk Holdings, Inc., the 2004 acquisitions of FAME Information Services, Inc. (closed January 22, 2004), Systems & Computer Technology Corporation (closed February 12, 2004), Collegis, Inc. (closed March 4, 2004), and Open Software Solutions, Inc. (closed May 21, 2004), and the disposition of Brut LLC (closed September 7, 2004). This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction, acquisitions and disposition had actually occurred at the beginning of each period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, transaction costs (including stock-based compensation charges due to the acceleration of stock options in connection with the Transaction), interest expense and related tax effects, and exclude the gain on sale of Brut LLC.

	2004	2005
Revenue	$3,743	$4,073
Net (loss) income	(348)	(316)

Dispositions

In September 2004, the Company completed the sale of Brut LLC, an electronic communications network, to The NASDAQ Stock Market, Inc. (NASDAQ) for a total cash consideration of $190 million, net of cash sold. The sale generated an after-tax gain of $46 million for the year ended December 31, 2004. In addition, SunGard and NASDAQ entered into a multi-year agreement for the continued processing of Brut LLC trades by SunGard.

Merger Costs and Other Income (Expense)

During the period from January 1, 2005 through August 10, 2005, the Company recorded merger costs of $121 million. These costs primarily include $59 million of accounting, investment banking, legal and other costs associated with the Transaction and a non-cash charge for stock compensation of approximately $60 million in the period ended August 10, 2005 resulting from the acceleration of stock options and restricted stock. During the period from August 11, 2005 through December 31, 2005, the Company recorded merger costs of $18 million consisting primarily of payroll taxes and certain compensation expenses related to the Transaction. Also during the period January 1, 2005 through August 10, 2005, the Company recorded a non-recurring charge of $12 million, included in cost of sales and direct operating expenses, related to the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.

During 2004, the Company completed the sale of Brut LLC for a total cash consideration of $190 million, net of cash sold. The sale generated a gain of $78 million, for the year ended December 31, 2004. Also during 2004, the Company recorded merger costs of $6 million consisting of $5.5 million of accounting, investment banking, and legal and other costs associated with the planned spin-off of its availability services business and $1 million in net facility shut-down and severance costs related to previous acquisitions.

During 2003, the Company recorded a benefit of $3 million from the reversal of previously recorded merger costs. This benefit includes a $7 million gain on sale of a non-operating owned facility, offset in part by $3 million of costs for closing facilities and severance and a charge of $1 million for in-process research and development. Also during 2003, the Company recorded other expense of $3 million related to a $1 million loss on foreign currency purchased to fund an acquisition, and a $2 million loss representing the Company’s share of the net loss of an acquired company during the period when the Company owned more than 20% but less than 50% of the equity of that company.

3. Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities are comprised of the following (in millions):

	Predecessor	Successor
	December 31, 2004	December 31, 2005
Segregated customer cash and treasury bills	$24	$42
Securities owned	23	36
Securities borrowed	150	261
Receivables from customers and other	35	52

Clearing broker assets	$232	$391

Payables to customers	$59	$60
Securities loaned	118	272
Customer securities sold short, not yet purchased	13	16
Payable to brokers and dealers	19	12

Clearing broker liabilities	$209	$360

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

4. Property and Equipment

Property and equipment consisted of the following (in millions):

	Predecessor	Successor
	December 31, 2004	December 31, 2005
Computer and telecommunications equipment	$887	$288
Leasehold improvements	329	276
Office furniture and equipment	166	58
Buildings and improvements	103	98
Land	14	24
Construction in progress	46	33

	1,545	777
Accumulated depreciation and amortization	(925)	(72)

	$620	$705

At December 31, 2005, total cost and accumulated depreciation of assets under capital leases, primarily computer and telecommunications equipment, were $7 million and $1 million, respectively.

5. Debt and Derivative Instruments

Debt consisted of the following (in millions):

	Predecessor	Successor
	December 31, 2004	December 31, 2005
Secured revolving credit facility, effective interest rate of 6.67% (A)	$—	$—
Secured term loan facilities, effective interest rate of 6.86% (A)	—	3,969
Senior Notes due 2009 at 3.75%, net of discount of $21 at December 31, 2005 (B)	250	229
Senior Notes due 2014 at 4.875%, net of discount of $33 at December 31, 2005 (B)	250	217
Senior Notes due 2013 at 9.125% (C)	—	1,600
Senior Subordinated Notes due 2015 at 10.25% (C)	—	1,000
Senior Notes due 2013 at LIBOR plus 4.5% (8.525% at December 31, 2005) (C)	—	400
Other, primarily acquisition purchase price and capital lease obligations	54	14

	554	7,429
Short-term borrowings and current portion of long-term debt	(45)	(46)

Long-term debt	$509	$7,383

On August 11, 2005, in connection with the Transaction, the Company (i) entered into a new $5.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower ($165 million of which is denominated in euros and $150 million of which is denominated in pounds sterling), and a $1.0 billion revolving credit facility ($980 million available at December 31, 2005 after giving effect to certain outstanding letters of credit), (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes and (iii) entered into receivables securitization facilities initially totaling $375 million. The term loan facility denominated in euros and pounds sterling was $158 million and $144 million, respectively, at December 31, 2005.

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

All obligations under the senior secured credit facilities are unconditionally guaranteed by SunGard Holdco LLC and, subject to certain exceptions, by substantially all domestic wholly owned subsidiaries, referred to, collectively, as U.S. Guarantors. In addition, the borrowings of U.K. subsidiary borrowers under the revolving credit facility are unconditionally guaranteed by certain wholly owned U.K. subsidiaries. The Company must also pay customary letter of credit fees.

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and in the event of certain asset sales, casualty and condemnation events, incurrences of debt and certain financings under receivables facilities. Any mandatory prepayments would be applied pro rata to the term loan facilities and to installments of the term loan facilities in direct order of maturity.

The Company is required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount for the first seven years and three months, with the remaining amount payable on the date that is seven years and six months from the date of the closing of the senior secured credit facilities.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, six years from the date of the closing of the senior secured credit facilities.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and most or all of its subsidiaries’) ability to incur additional indebtedness or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, under the senior secured credit facilities, the Company is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio.

The Company uses interest rate swap agreements to manage the floating rate proportion of its debt portfolio. In November 2005, the Company entered into an interest rate swap agreement for the notional amount of $800 million of its $4.4 billion floating rate debt in order to hedge a portion of its exposure to variable rate interest payments associated with the senior secured credit facility. The interest rate swap expires in February 2009. An interest rate swap is a contractual agreement to exchange payments based on underlying interest rates. The Company is required to pay the counterparty a stream of fixed interest payments of 4.85%, and in turn, receives variable interest payments based on LIBOR (4.34% at December 31, 2005) from the counterparty. The net receipt or payment from the interest rate swap agreement is recorded in interest expense. The interest rate swap is designated and qualifies as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As such, the swap is accounted for as an asset or a liability in the consolidated balance sheet at fair value. The fair value of derivatives was estimated based on current settlement prices and quoted market prices of comparable contracts and represents their carrying values. For the period ended December 31, 2005, the Company recorded an unrealized after-tax loss of $1.5 million in Other Comprehensive Income (Loss) related to the change in market value on the swap. The market value of the swap recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the loan is extinguished or if the swap agreement is terminated prior to maturity. In February 2006, the Company also entered into a five year interest rate swap agreement for an additional notional amount of $800 million, under which the Company is required to pay the counterparty a stream of fixed interest payments of 5.00%, and in turn, receives variable interest payments based on LIBOR (4.72% at February 6, 2006) from the counterparty.

The effect of the November 2005 interest rate swap is reflected in the effective interest rate for the senior secured credit facilities in the table above.

(B) Senior Notes due 2009 and 2014

On January 15, 2004, the Company issued $500 million of senior unsecured notes, of which $250 million are 3.75% notes due 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. Upon completion of the Transaction and to the extent required by their indentures, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $446 million as of December 31, 2005 as a result of fair value adjustments related to purchase accounting. The discount of $54 million will continue to be amortized into interest expense and added to the recorded amounts over the remaining periods to maturity.

(C) Senior Notes due 2013 and Senior Subordinated Notes due 2015

The senior notes due 2013 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are unconditionally guaranteed, subject to certain exceptions, by substantially all domestic wholly owned subsidiaries of the Company.

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

The indentures governing the senior notes due 2013 and senior subordinated notes due 2015 contain a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2013 or senior subordinated notes due 2015, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

(D) Off Balance Sheet Debt—Receivables Securitization Facility

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

As of December 31, 2005, all participating domestic subsidiaries have joined the long-term facility and there are no subsidiaries participating in, and no borrowings under, the transitional facility. In addition, funding available under the long-term facility was increased to $450 million. Under the long-term facility, eligible receivables are sold to third-party conduits through a wholly owned, bankruptcy remote special purpose entity that is not consolidated for financial reporting purposes. The Company continues to service the receivables and charge a monthly servicing fee at market rates. The third-party conduits are sponsored by certain lenders under the Company’s senior secured credit facilities. Additional subsidiaries may become parties to the long-term facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence. Sales of receivables under the long-term facility qualify as sales under the provisions of FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Accordingly, these receivables, totaling $618 million net of applicable allowances, and the corresponding borrowings, totaling $385 million, are excluded from the Company’s consolidated balance sheet as of December 31, 2005. The Company’s retained interest in receivables sold as of December 31, 2005 is $224 million. Expenses associated with the long-term facility totaled $19 million for the period ended December 31, 2005, of which $18 million related to the loss on sale of the receivables and discount on retained interests is recorded in other income (expense) and the remainder, representing facility and professional fees associated with the transitional facility, are recorded in interest expense in the consolidated statements of operations. The gain or loss on sale of receivables is determined at the date of transfer based upon the fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate of 7.25% at December 31, 2005) are the key assumptions used in this estimate. At December 31, 2005, neither a 10% nor a 20% adverse change in the assumed collection period or assumed discount rate would have a material impact on the Company’s financial position or results of operations.

At December 31, 2005, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2006	$46
2007	42
2008	42
2009	291
2010	40
Thereafter	7,022

7,483
Less: debt discount	54

$7,429

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of the end of the last two years:

	Predecessor		Successor
	December 31, 2004		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest rate swap agreement	$—	$—	$(2)	$(2)
Variable rate debt	—	—	4,368	4,407
Fixed rate debt	500	486	3,061	3,119

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financial instrument is carried at fair value, which is based on the amount the Company would pay to terminate the agreement. The fair value of the Company’s long-term debt is based on quoted market rates.

6. Stock Option and Award Plans and Stock-Based Compensation

Successor

In connection with the Transaction, the Parent Companies adopted a new equity-based management compensation plan, which authorizes equity awards to be granted for up to 60 million shares of Class A common stock and 7 million shares of Class L common stock of SunGard Capital Corp. and 2.5 million shares of preferred stock of SunGard Capital Corp. II. Under this plan, certain management and key employees were granted time-based options or a combination of time-based and performance-based options to purchase stock in the Parent Companies. The issued options are for equity units (Unit). Each Unit consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II. The shares comprising a Unit are in the same proportion as the shares issued to the shareholders of the Parent Companies. Options are exercisable only as a Unit and cannot be separately exercised for individual classes of shares.

As discussed in Note 2, options to purchase shares of the Predecessor held by certain members of management that were not exercised before closing of the Transaction were automatically converted into fully-vested continuation options to purchase 7.4 million Units having the same aggregate intrinsic value of $100 million. The continuation options have an exercise price of $4.50.

During the period August 11, 2005 through December 31, 2005, the Parent Companies granted time-based and performance-based options to purchase approximately 12.5 million and 18.2 million Units, respectively. Time-based options vest over the next five years as follows: 25% one year after date of grant, and 1/48 of the remaining balance each month thereafter for 48 months. Performance-based options vest upon the attainment of certain annual and cumulative earnings goals for the Company during the six-year period beginning January 1, 2005. Time-based and performance-based options can vest upon a change in control, subject to certain conditions, and expire ten years from the date of grant.

As of the date of the Transaction, the Company adopted SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated.

Time-based and performance-based options granted in the period August 11, 2005 through December 31, 2005 have an exercise price of $18.00 per Unit and a fair value of $10.56 per Unit based on the Black-Scholes option-pricing model using the following assumptions: expected term to exercise of 5.5 years; expected volatility of 62%; risk-free interest rate of 4.18%; and no dividend yield. Expected volatility is based primarily on a combination of the Company’s historical volatility adjusted for its new leverage and estimates of implied volatility of the Company’s peer group. The requisite service period is up to 5.4 years from the date of grant.

The adoption of FAS 123R had no impact on the Company’s cash flow. For the period August 11, 2005 through December 31, 2005, the Company recorded non-cash stock compensation expense of $29 million included in sales, marketing and administration expenses. At December 31, 2005, there is approximately $100 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to record as expense over the next 4.6 years. In addition, at December 31, 2005, there is approximately $147 million of unearned non-cash stock-based compensation related to performance-based options that the Company could record as expense over the next five years, depending on the level of achievement of financial performance goals. For time-based options, compensation expense is recorded on a straight-line basis over the requisite service period of five years. For performance-based options, compensation expense is recorded at the time that the achievement of financial performance goals becomes probable, and then recorded over the requisite performance and service periods. At December 31, 2005, all continuation options were exercisable, there were no exercisable time-based options, and we estimated that performance-based options for approximately 1.7 million Units were exercisable. The following table summarizes transactions under these option plans:

	Units (in millions)		Weighted- Average Price
	Available	Under Option
Authorized	38.7	—	$—
Continuation options	—	7.4	4.5
Granted	(30.7)	30.7	18.0
Canceled	1.3	(1.6)	14.5

Balances at December 31, 2005	9.3	36.5	15.4

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

Exercise Price	Number of Options Outstanding (in millions)	Weighted-average Remaining Life (years)	Number of Options Exercisable (in millions)
$ 4.50	7.0	7.7	7.0
18.00	29.5	9.6	1.7

Predecessor

Prior to the Transaction, the Company had an employee stock purchase plan whereby employees could purchase Company stock for 85% of the lower of the closing price of the Company’s common stock on the first business day or the last business day of each calendar quarter. During 2003, 2004 and 2005, employees purchased 1.2 million, 1.3 million and 0.4 million shares, respectively, at average purchase prices of $19.85, $21.60 and $23.84 per share, respectively. This plan was discontinued in connection with the Transaction.

The Company also had other equity incentive plans, whereby restricted shares or options to purchase shares of common stock were granted to key employees and outside directors. During 2003, 2004 and 2005, the Company awarded performance accelerated stock options (PASOs) for an aggregate of 3.6 million, 3.8 million and 4.3 million shares, respectively. The Company also awarded 21,911 and 40,100 restricted shares to Outside Directors in 2003 and 2004 at average fair values of $22.82 and $24.34 per share, respectively. Compensation expense related to restricted shares aggregated $1 million in 2003 and 2004. All outstanding options and restricted shares as of August 10, 2005 were accelerated in connection with the Transaction (see Merger and Other Income (Expense) in Note 2).

The table below summarizes transactions under these equity incentive plans:

	Shares (in millions)		Weighted- average Price
	Available	Under Option
Balances at December 31, 2002	11.6	40.1	$21.42
Authorized	1.8	—	—
Canceled	3.2	(3.2)	23.59
Granted	(7.4)	7.4	21.09
Exercised	—	(3.6)	13.75

Balances at December 31, 2003	9.2	40.7	21.86
Authorized	3.6	—	—
Canceled	3.1	(3.1)	24.79
Granted	(9.2)	9.2	26.69
Exercised	—	(2.4)	14.63

Balances at December 31, 2004	6.7	44.4	23.05
Canceled	1.1	(1.1)	25.55
Granted	(5.1)	5.1	26.08
Exercised (1)	—	(38.5)	22.67
Continuation options	—	(9.9)	23.62
Plan cancellation	(2.7)	—	—

Balances at August 10, 2005	—	—	—

(1)	Includes 20.9 million options that were cashed out in connection with the Transaction, with the same economic effect as an exercise and sale for the Transaction consideration.

7. Common Stock Buyback

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

8. Savings Plans

The Company and its subsidiaries maintain savings plans that cover substantially all employees. These plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense under these plans aggregated $27 million in 2003, $34 million in 2004, $23 million for the period January 1, 2005 through August 10, 2005 and $16 million for the period August 11, 2005 through December 31, 2005.

9. Income Taxes

The provision (benefit) for income taxes for the calendar years ended December 31, 2003 and 2004 and the predecessor and successor periods of calendar year 2005 consisted of the following (in millions):

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005
	2003	2004
Current:
Federal	$133	$184	$95	$2
State	41	57	36	3
Foreign	29	53	25	19

	203	294	156	24

Deferred:
Federal	30	12	(9)	(47)
State	5	2	(2)	(7)
Foreign	7	(1)	(3)	(3)

	42	13	(14)	(57)

	$245	$307	$142	$(33)

Income (loss) before income taxes for the calendar years ended December 31, 2003 and 2004 and the predecessor and successor periods of calendar year 2005 consisted of the following (in millions):

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005

	2003	2004
U.S. operations	$511	$615	$203	$(111)
Foreign operations	104	146	85	49

	$615	$761	$288	$(62)

Differences between income tax expense at the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the calendar years ended December 31, 2003 and 2004 and the predecessor and successor periods of calendar year 2005 were as follows (in millions):

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005
	2003	2004
Tax at federal statutory rate	$215	$266	$101	$(22)
State income taxes, net of federal benefit	32	39	22	(6)
Foreign taxes	(6)	(6)	(1)	(1)
Tax repatriation charge(1)	—	—	4	—
Non-deductible merger costs	1	2	16	(1)
Other, net	3	6	—	(3)

	$245	$307	$142	$(33)

Effective income tax rate	40%	40%	49%	53%

(1)	In calendar year 2005, the Company recorded $4 million of taxes associated with the repatriation of $100 million in foreign earnings under the Jobs Act and $32 million related to additional distributions received from foreign subsidiaries.

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities at December 31, 2004 and 2005 are summarized as follows (in millions):

	Predecessor	Successor
	December 31, 2004	December 31, 2005
Current:
Trade receivables and retained interest	$19	$18
Accrued compensation and benefits	8	7
Other accrued expenses	21	23
Deferred revenues	(5)	(8)

Total current deferred income tax asset	$43	$40

Long-term:
Property and equipment	$11	$22
Intangible assets	(103)	(1,877)
Net operating loss carry-forwards	68	94
Stock compensation	—	16
Purchased in-process research and development	12	9
Long term debt	—	(20)
Foreign exchange gain	1	—

Total long-term deferred income tax liability	(11)	(1,756)
Valuation allowance	(47)	(47)

Net long-term deferred income tax liability	$(58)	$(1,803)

A valuation allowance for deferred income tax assets associated with certain net operating loss carry-forwards has been established. The North American tax loss carry-forwards include U.S. federal and state of $186 million and $230 million, respectively, and a total of $2 million in Canada and Mexico. Israeli tax loss carry-forwards, totaling $20 million, are unlimited in duration and are linked to the Israeli consumer price index. European and Asian tax loss carry-forwards total $80 million. The utilization of these tax loss carry-forwards are limited in certain jurisdictions and expire between 2007 and 2025. The Company recorded the benefit of tax loss carry-forwards of $2 million, $10 million and $1 million in 2003, 2004 and the Predecessor period of 2005, respectively. There was no benefit of tax loss carry-forwards recorded in the Successor period.

In addition, $5 million, $2 million and $1 million were recorded as a reduction to goodwill in 2004, the Predecessor period of 2005, and the Successor period, respectively. There was no net operating loss utilization recorded as a reduction to goodwill in 2003. Predecessor net operating loss carry-forwards as of December 31, 2005 were $211 million. Utilization, if any, of Predecessor net operating loss carry-forwards not recorded as an asset at August 10, 2005 will be recorded as a reduction to goodwill.

As of December 31, 2005, the Company has not accrued deferred U.S. income taxes on $112 million of unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used for U.K. debt service. If all of these earnings were to be repatriated at one time, the residual U.S. tax, net of U.S. foreign tax credit, would not be material to the financial statements.

10. Segment and Geographic Information

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. Effective January 1, 2005, the Company reclassified one data center facility from AS to FS. This change has been reflected for all periods presented. The operating results for each segment follow (in millions):

Predecessor
2003	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$1,646	$179	$1,130	$2,955	$—		$2,955
Depreciation and amortization	65	5	152	222	1		223
Amortization of acquisition-related intangible assets	59	10	20	89	—		89
Operating income	321	22	321	664	(41	)(1)	623
Goodwill	628	108	618	1,354	—		1,354
Total assets	2,249	262	1,922	4,433	(433	)(2)	4,000
Cash paid for property and equipment	31	2	144	177	5		182

2004	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$1,871	$525	$1,160	$3,556	$—		$3,556
Depreciation and amortization	68	11	137	216	2		218
Amortization of acquisition-related intangible assets	63	35	21	119	—		119
Operating income	319	82	365	766	(62	)(1)	704
Goodwill	618	564	642	1,824	—		1,824
Total assets	2,676	1,385	2,015	6,076	(881	)(2)	5,195
Cash paid for property and equipment	35	6	169	210	—		210

Period from January 1 through August 10, 2005	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$1,120	$471	$780	$2,371	$—		$2,371
Depreciation and amortization	39	8	94	141	—		141
Amortization of acquisition-related intangible assets	39	30	15	84	—		84
Operating income	183	76	197	456	(160	)(1)	296
Goodwill	623	639	735	1,997	—		1,997
Cash paid for property and equipment	29	11	92	132	—		132

Successor

Period from August 11 through December 31, 2005	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$786	$317	$528	$1,631	$—		$1,631
Depreciation and amortization	20	6	63	89	—		89
Amortization of acquisition-related intangible assets	77	24	46	147	—		147
Operating income	104	47	128	279	(82	)(1)	197
Goodwill	3,104	1,794	2,006	6,904	—		6,904
Total assets	7,372	3,662	5,127	16,161	(1,574	)(2)	14,587
Cash paid for property and equipment	20	3	65	88	—		88

(1)	Includes corporate administrative expenses and merger costs.

(2)	Includes items that are eliminated in consolidation and deferred income taxes.

FS revenue by business area follows (in millions):

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005
	2003	2004
Wealth Management & Brokerage	$447	$512	$323	$197
Benefit Administration & Insurance	260	383	237	165
Trading, Treasury & Risk Management	770	790	434	348
Institutional Asset Management & Securities Servicing	169	186	126	76

Total Financial Systems	$1,646	$1,871	$1,120	$786

The Company’s revenue by customer location follows (in millions):

	Predecessor			Successor
	Year Ended December 31,		Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005
	2003	2004
United States	$2,207	$2,638	$1,710	$1,190

International:
United Kingdom	293	382	303	205
Continental Europe	297	328	211	125
Canada	78	103	65	44
Asia/Pacific	47	57	37	43
Other	33	48	45	24

	748	918	661	441

	$2,955	$3,556	$2,371	$1,631

The Company’s property and equipment by geographic location follow (in millions):

	Predecessor	Successor
	December 31, 2004	December 31, 2005
United States	$427	$504

International:
United Kingdom	132	133
Continental Europe	44	47
Canada	13	19
Asia/Pacific	2	1
Other	2	1

	193	201

	$620	$705

11. Related Party Transactions

In connection with the Transaction, SunGard Holdco LLC, the Company’s parent, paid the Sponsors $96 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been allocated as debt issuance costs or included in the overall purchase price of the Transaction.

The Company and its parent companies have agreed to pay the Sponsors management fees based on 1% of quarterly Adjusted EBITDA in connection with planning, strategy, oversight and support to management. These management fees are payable quarterly in arrears. During the period August 11, 2005 through December 31, 2005, the Company recorded $6.5 million relating to management fees in sales, marketing and administration expenses in the statement of operations of which $3.7 is included in other accrued expenses on the balance sheet at December 31, 2005. In addition, the management agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from the Company’s Chief Executive Officer (CEO) in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock. Also in connection with the Transaction, SunGard Capital Corp. II received a $6 million promissory note (together with the SunGard Capital Corp. note, the “Notes”) from the CEO in payment for 61 thousand shares of preferred stock. The Notes bear interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725% per annum and are payable on the last day of each calendar quarter in arrears. Principal payments are due upon written demand by the Parent Companies. The Notes are fully recourse notes and are secured by a pledge of the CEO’s shares of the Parent Companies. SunGard Data Systems Inc. is not a party to these arrangements, which were entered into prior to the consummation of the Transaction, therefore there are no amounts recorded relating to the Notes in the Company’s financial statements.

12. Commitments, Contingencies and Guarantees

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms. Many facility leases have one or more renewal options and have fixed escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were $16 million of restoration liabilities included in accrued expenses at December 31, 2005. The Company’s three largest availability services facilities are designed specifically for the Company’s business. We could incur significant costs if we are unable to renew these leases. Future minimum rentals under operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 follow (in millions):

2006	$161
2007	140
2008	110
2009	80
2010	61
Thereafter	187

$739

Rent expense aggregated $150 million in 2003, $170 million in 2004, $114 million for the period January 1, 2005 through August 10, 2005 and $75 million for the period August 11, 2005 through December 31, 2005.

At December 31, 2005, the Company had outstanding letters of credit and bid bonds of $47 million, issued primarily as security for performance under certain customer contracts. In connection with certain previously acquired businesses, up to $125 million could be paid as additional consideration, primarily by June 2006, depending on the future operating results of those businesses (see Note 2).

In the event that the management agreement described in Note 11 is terminated by the Sponsors or the Company and its Parent Companies, the Sponsors will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors or the Company and its Parent Companies provide notice to the other.

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

13. Quarterly Financial Data (unaudited)

	Predecessor			Successor
(in millions)	First Quarter	Second Quarter	Period from July 1 through August 10, 2005	Period from August 11 through September 30, 2005	Fourth Quarter
2005(1)
Revenue	$947	$1,007	$417	$548	$1,083
Gross profit(3)	503	537	212	301	589
Income (loss) before income taxes	151	174	(37)	(43)	(19)
Net income (loss)	90	99	(43)	(23)	(6)

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004(2)
Revenue	$841	$899	$899	$917
Gross profit(3)	450	483	489	526
Income before income taxes	142	172	257	190
Net income	86	103	154	111

(1)	Includes merger costs associated with the Transaction and the previously planned spin-off of SunGard Availability Services and a non-recurring charge related to the relocation of a leased facility of $16 million, $14 million, $103 million and $18 million during the first quarter, second quarter, period from July 1 through August 10, 2005, and period from August 11 through September 30, 2005, respectively. See Note 2.

(2)	Includes a gain from the sale of Brut LLC, merger and spin-off costs associated with the previously planned spin-off of SunGard Availability Services of $(76) million and $4 million during the third and fourth quarters, respectively. See Note 2.

(3)	Gross profit equals revenue less cost of sales and direct operating expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective. However, we caution that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that its objectives are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b) Management’s Annual Report on Internal Control Over Financial Reporting: Not applicable.

(c) Attestation Report of Independent Registered Public Accounting Firm: Not applicable.

(d) Change in Internal Control over Financial Reporting: No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are listed below.

Name	Age	Principal Position With SunGard Data Systems Inc.
Executive Officers
James E. Ashton III	47	Group Chief Executive Officer
Donald W. Birdwell	53	Group Chief Executive Officer
Andrew P. Bronstein	47	Vice President and Controller
Robert F. Clarke	61	Group Chief Executive Officer
Cristóbal Conde	45	President, Chief Executive Officer and Director
T. Ray Davis	57	Group Chief Executive Officer
Harold C. Finders	50	Group Chief Executive Officer
Theodore J. Gaasche	43	Interim Group Chief Executive Officer
Till M. Guldimann	56	Vice Chairman
Paul C. Jeffers	44	Senior Vice President—Human Resources
Ronald M. Lang	54	Group Chief Executive Officer
John E. McArdle, Jr.	48	Group Chief Executive Officer
Karen M. Mullane	41	Vice President and Director of SEC Reporting
Michael K. Muratore	59	Executive Vice President
Brian Robins	47	Senior Vice President—Chief Marketing Officer
Michael J. Ruane	52	Senior Vice President—Finance and Chief Financial Officer
Victoria E. Silbey	42	Vice President—Legal and General Counsel
Richard C. Tarbox	53	Senior Vice President—Corporate Development

Directors
Chinh E. Chu	39	Director
John Connaughton	40	Director
James H. Greene, Jr.	55	Director
Glenn H. Hutchins	50	Chairman of the Board of Directors
John Marren	43	Director
Sanjeev Mehra	47	Director
Julie Richardson	42	Director

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

Mr. Bronstein has been Vice President and Controller since 1994 and was Corporate Controller from 1992 to 1994. From 1985 to 1992, he was a manager with Coopers & Lybrand L.L.P., Philadelphia, where he served as senior manager on our account and as director of the firm’s Philadelphia high technology group. Mr. Bronstein has resigned effective April 1, 2006.

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

Mr. Gaasche has been Interim Group Chief Executive Officer, SunGard Availability Services since January 2006. From 1999 to January 2006, Mr. Gaasche served as Chief Operating Officer and Chief Financial Officer, SunGard Availability Services. From 1995 to 1999, he served as President, SunGard Planning Solutions. From 1987 to 1995, Mr. Gaasche held numerous positions with us in the areas of financial administration and planning, including Vice-President and Controller of the SunGard Recovery Services Group.

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

Mr. Jeffers has been Senior Vice President—Human Resources since January 2005 and was Vice President—Human Resources from 2001 to January 2005. From 2000 to 2001, Mr. Jeffers was National Director of Performance Management and Education for Grant Thornton, LLP, and from 1999 to 2000, he was Vice President—Human Resources of First USA Bank. From 1995 to 1999, Mr. Jeffers was Area Director, Human Resources for the Management Consulting Practice of Ernst & Young LLP.

Mr. Lang has been Group Chief Executive Officer, Enterprise Solutions Group since December 2005. He was Chief Product Officer—Financial Systems from January to December 2005. From 2000 to January 2005, Mr. Lang was Group Chief Executive Officer, SunGard Trading Systems and was responsible for our SunGard Brokerage Systems and SunGard Financial Networks groups from 2003 to January 2005. Mr. Lang was Vice President of Marketing from 1997 to 1998 and President from 1998 to 2000 of a trading and risk systems business that we acquired in 1998.

Mr. McArdle has been Group Chief Executive Officer, SunGard Institutional Asset Management and Securities Servicing since January 2005. Mr. McArdle served as Group Chief Executive Officer of SunGard Investment Management Systems from 1999 to January 2005. From 1986 to 1999, he held various senior management positions with us, including President of one of our investment management systems business units since 1998.

Ms. Mullane has been Vice President and Director of SEC Reporting since November 2005, Director of SEC Reporting from 2004 to November 2005 and Manager of SEC Reporting from 1999 to 2004. From 1997 to 1999, she was Vice President of Finance at NextLink Communications of Pennsylvania and, from 1994 to 1997, she was Director of Finance at EMI Communications. From 1986 to 1994, Ms. Mullane held various positions with PriceWaterhouse, including audit manager. Ms. Mullane is a director and officer of most of our domestic subsidiaries. Ms. Mullane will replace Mr. Bronstein as our Controller and principal accounting officer.

Mr. Muratore has been Executive Vice President since March 2002. He was Senior Vice President from 1998 to March 2002, Chief Executive Officer of the SunGard Financial Systems Group from 1995 to 1998 and Chief Executive Officer of the SunGard Computer Services Group from 1990 to 1995. From 1985 to 1990, Mr. Muratore held various senior executive positions with us. Mr. Muratore is a director or officer of many of our domestic subsidiaries.

Mr. Robins has been Senior Vice President—Chief Marketing Officer since January 2005. From 2003 to January 2005, he was Senior Vice President—Corporate Marketing and was Vice President—Corporate Marketing from 2000 to February 2003. From 1995 to 2000, Mr. Robins held various marketing positions, including Vice President—Marketing, with a trading and risk systems business that we acquired in 1998.

Mr. Ruane has been Senior Vice President—Finance since 2001 and our Chief Financial Officer since 1994. He was Vice President—Finance from 1994 to 2001 and Treasurer from 1994 to 2005. From 1992 until 1994, Mr. Ruane was Chief Financial Officer and Vice President—Finance of the SunGard Trading Systems Group. Mr. Ruane was our Vice President—Controller from 1990 to 1992, and our Corporate Controller from 1985 to 1990. Mr. Ruane is a director and officer of most of our domestic and foreign subsidiaries. Mr. Ruane is also a director of Arbinet-thexchange, Inc.

Ms. Silbey has been Vice President—Legal and General Counsel since January 2005. From December 1997 to January 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from February 2004 to January 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Tarbox has been Senior Vice President—Corporate Development since 2001 and was Vice President—Corporate Development from 1987 to 2001. From 1983 to 1987, Mr. Tarbox was a senior manager with Coopers & Lybrand L.L.P., providing acquisition, litigation support and other financial consulting.

Mr. Chu has been a director since August 2005. Mr. Chu is a senior managing director of The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu currently serves on the boards of directors of Celanese Corporation, Nalco Holding Company, FGIC and Graham Packaging.

Mr. Connaughton has been a director since August 2005. Mr. Connaughton has been a managing director of Bain Capital Partners, LLC, a global private investment firm, since 1997 and a member of the firm since 1989. Mr. Connaughton serves as a director of ProSiebenSat.1 Media AG, AMC Theatres, MC Communications, Warner Music Group Corp., CRC Health Group, Cumulus Media Partners, The Boston Celtics, Epoch Senior Living and Warner Chilcott.

Mr. Greene has been a director since August 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. LP, a private equity firm (“KKR”), in 1986 and was a general partner of KKR from 1993 until 1996, when he became a member of KKR & Co. L.L.C., which is the general partner of KKR. Mr. Greene serves on the boards of directors of Accuride Corporation, Alliance Imaging, Inc. and Zhone Technologies, Inc.

Mr. Hutchins has been chairman of the board of directors since August 2005. Mr. Hutchins is a managing director of Silver Lake Partners, a private equity firm that he co-founded in 1999. Mr. Hutchins is a director of Instinet Incorporated, Seagate Technology, TD Ameritrade Holding Corp. and The Nasdaq Stock Market, Inc.

Mr. Marren has been a director since August 2005. Mr. Marren joined Texas Pacific Group, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex. Brown & Sons. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials and serves on the board of directors of ON Semiconductor, Conexant, Smart Modular, Celerity, Network General and Isola.

Mr. Mehra has been a director since August 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a managing director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the board of directors of Nalco Holding Company, Burger King Corporation, Hexcel Corporation, Madison River Telephone Company, LLC and Adam Aircraft Industries, Inc.

Ms. Richardson has been a director since August 2005. Ms. Richardson has been a managing director of Providence Equity Partners since 2003 and oversees the New York-based team. Between 1998 and 2003, Ms. Richardson held various roles at JPMorgan, including Vice Chairman of the firm’s investment banking division and Global Co-Head of the firm’s Telecom, Media and Technology group. Prior to joining JPMorgan in 1998, Ms. Richardson was a managing director at Merrill Lynch, where she spent over 11 years.

Various stockholders agreements among the Company and equity holders of the Parent Companies contain agreements among the parties with respect to the election of our directors and the directors of Parent Companies.

The Board has determined that Mr. Connaughton qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the Securities and Exchange Commission. Mr. Connaughton is not an independent director because of his affiliation with Bain Capital Partners, LLC, the affiliated funds of which hold a 13.73% equity interest in the Parent Companies.

We adopted a Global Business Conduct and Compliance Program that is applicable to our directors and employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Global Business Conduct and Compliance Program is available on our website at www.sungard.com/investors. A free copy of our Global Business Conduct and Compliance Program may be requested from:

SunGard Data Systems Inc.

Chief Compliance Officer

680 East Swedesford Road

Wayne, PA 19087

If we make any substantive amendments to the Global Business Conduct and Compliance Program which apply to our Chief Executive Officer, Chief Financial Officer or Controller or grant any waiver, including any implicit waiver, from a provision of the Global Business Conduct and Compliance Program to our directors or executive officers, we will disclose the nature of the amendment or waiver on our website at www.sungard.com/investors or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains certain information about compensation earned during the last three fiscal years by our chief executive officer and four other executive officers and one former executive officer who were the most highly compensated during 2005 (the “Named Executive Officers”). Our fiscal year is the calendar year.

		Annual Compensation			Long-Term Compensation		All Other Compensation ($)(4)
	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Awards(2)	Payouts(3)
Name and Principal Position					Securities Underlying Options/SARs (#)	Long-Term Incentive Plans ($)
Cristóbal Conde Director, President and Chief Executive Officer	2005 2004 2003	844,560 833,000 825,000	2,177,521 1,586,424 811,928	9,828 9,828 9,091	4,961,537 324,875 400,000 350,000	— — —	2,686,597 8,200 8,000
James E. Ashton III(5) Group Chief Executive Officer, SunGard Trading, Treasury & Risk Management	2005 2004 2003	366,400 350,000 —	962,319 153,393 —	9,364 9,511 —	714,214 74,900 66,800 —	— 38,465 —	1,239,916 222,432 —
Robert F. Clarke(5) Group Chief Executive Officer, SunGard Higher Education and Public Sector Systems	2005 2004 2003	377,200 350,000 —	1,228,982 1,825,040 —	9,984 9,984 —	211,043 77,400 69,400 —	— — —	8,400 8,200 —
James L. Mann Former Chairman	2005 2004 2003	628,220 622,000 619,000	999,739 829,654 596,519	5,019 6,395 1,894	157,000 — —	— — —	8,400 8,200 8,000
Michael K. Muratore Executive Vice President	2005 2004 2003	546,350 505,000 500,000	1,387,436 1,025,619 1,108,708	14,648 6,000 6,000	1,984,609 173,625 159,625 146,375	44,904 192,742 2,024,252	8,400 8,200 8,000
Richard C. Tarbox Senior Vice President— Corporate Development	2005 2004 2003	408,040 378,000 374,000	855,003 805,243 513,853	11,452 10,963 10,087	686,484 80,500 74,000 110,625	— — —	8,400 8,200 8,000

(1)	Consists of amounts reimbursed in connection with the payment of taxes. The cost of perquisites is not disclosed for any executive officer named in the table because the disclosure threshold (the lower of $50,000 or 10% of salary plus bonus) was not reached.

(2)

The Transaction closed on August 11, 2005. After closing of the Transaction, new options to purchase equity units in the Parent Companies were granted as follows: Mr. Conde—4,961,537; Mr. Ashton—714,214; Mr. Clarke—211,043; Mr. Muratore—1,984,609; and Mr. Tarbox—686,484. The equity units and the new options to purchase them are described below in this ITEM 11 under the heading “Option Grants Post Transaction.” The balance of the 2005 options reflected in the table, which were granted in the first quarter of 2005, and all of the 2004 options reflected in the table were performance accelerated stock options (“PASOs”) to purchase shares of common stock of the Predecessor Company. When issued, all PASOs were scheduled to vest nine and one-half years after their date of grant except that, depending upon the extent to which stated financial performance goals were satisfied for the calendar year during which the PASOs were granted, vesting could have partly or fully accelerated two years after the end of that calendar year. Of the 2003 options reflected in the table, 232,000 shares were PASOs and 375,000 shares were ordinary non-PASO stock options that were scheduled to vest ratably over four years. Upon closing of the Transaction, all then outstanding options (including PASOs) that had not previously vested became fully vested and exercisable as a result of the Transaction. To the extent not exercised, all such options converted automatically into continuation options to purchase equity units in the Parent Companies (the continuation options are described below in this ITEM 11 under the heading “Treatment of Options in connection with the Transaction”).

(3)	The 2005, 2004 and 2003 payouts are cash payments made under PASOs granted in 2003, 2002 and 2001, respectively, and were earned because the financial performance goals were exceeded for the performance periods of calendar year 2003, calendar year 2002, and calendar years 2001 through 2003, respectively.

(4)	Consists of contributions made by us to a defined contribution retirement plan. In 2005, for Messrs. Ashton and Conde, also includes $1,231,516 and $2,678,197 for amounts reimbursed in connection with excise taxes payable as a result of the Transaction. In 2004, for Mr. Ashton, also includes $214,232 for compensation paid and amounts reimbursed in connection with taxes payable as a result of an overseas assignment.

(5)	Information for Messrs. Ashton and Clarke is provided only for the last two fiscal years because, although they have held various senior positions with SunGard for many years, they have been executive officers of our Company only since January 2004.

Option Grants, Exercises and Holdings up through Closing of the Transaction

Option Grants Pre-Transaction

The following table contains, for each of the Named Executive Officers, (1) the number of shares of common stock in the Predecessor Company underlying options granted during 2005 before closing of the Transaction on August 11, 2005, (2) the percentage that those options represent of total options granted to employees during 2005 before closing of the Transaction, (3) the exercise price per share, which was the market value on the date of grant, (4) the expiration date, and (5) the potential realizable value, assuming 5% and 10% annual rates of appreciation (compounded annually) in the market value of our common stock throughout the option term.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted(2) Pre-transaction	% of Total Options Granted to Employees in Fiscal Year Pre-transaction	Exercise or Base Price ($/SH)	Expiration Date	5% ($)	10% ($)
Cristóbal Conde	324,875	6.42%	26.08	03/03/15	5,328,461	13,503,365
James E. Ashton III	74,900	1.48%	26.08	03/03/15	1,228,478	3,113,204
Robert F. Clarke	77,400	1.53%	26.08	03/03/15	1,269,482	3,217,116
James L. Mann	157,000	3.10%	26.08	03/03/15	2,575,047	6,525,674
Michael K. Muratore	173,625	3.43%	26.08	03/03/15	2,847,723	7,216,689
Richard C. Tarbox	80,500	1.59%	26.08	03/03/15	1,320,327	3,345,967

(1)	As a result of the Transaction, the options reflected in the table became fully vested and had a realizable value of $9.92 per share (the Transaction consideration of $36 minus the exercise price of $26.08). To the extent not exercised before closing of the Transaction, these options converted automatically into continuation options to purchase equity units in the Parent Companies (the continuation options are described below in this ITEM 11 under the heading “Treatment of Options in connection with the Transaction”).

(2)	The option grants listed in the table were PASOs that were scheduled to vest on September 3, 2014 (nine and one-half years after the date of grant) except that, depending upon the extent to which stated financial performance goals were satisfied for calendar year 2005, vesting could have partly or fully accelerated on December 31, 2007. Instead, vesting of these options accelerated as a result of the Transaction.

Treatment of Options in connection with the Transaction

All outstanding options to acquire shares of common stock of the Predecessor Company, to the extent not vested before closing of the Transaction, became fully vested and immediately exercisable as a result of the Transaction. To the extent outstanding options held by our executive officers were not exercised before the closing of the Transaction, such options converted automatically into continuation options to purchase equity units in the Parent Companies. The continuation options are for the purchase of equity units (“Units”) in the Parent Companies. Each Unit consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. The continuation options are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock of the Parent Companies. The continuation options have an exercise price of $4.50 per Unit, and the number of Units were calculated to preserve the intrinsic value of the converted options as of the closing of the Transaction based on the Transaction consideration. The continuation options are fully vested and have the same expiration dates and exercise rights as the converted options.

The following table contains, for each of the Named Executive Officers, (1) the number of shares of common stock of the Predecessor Company subject to options that had previously vested and had become exercisable before closing of the Transaction, (2) the value of such vested options, based on the Transaction consideration of $36 per share, (3) the number of shares of common stock of the Predecessor Company subject to options that became fully vested and exercisable as a result of the Transaction, (4) the value of such options that vested as a result of the Transaction, based on the Transaction consideration of $36 per share, (5) the total number of shares subject to previously vested options and options that vested as a result of the Transaction, and (6) the total value of all such previously vested options and options that vested as a result of the Transaction, based on the Transaction consideration of $36 per share.

Executive Officers	Previously Vested Options		Options that Vested as a Result of the Transaction		Totals
Name	Shares	Value ($)	Shares	Value ($)	Total Shares	Total Value ($)
Cristóbal Conde	2,318,622	42,638,455	1,363,737	15,707,075	3,682,359	58,345,530
James E. Ashton III	180,350	2,369,550	359,250	4,449,133	539,600	6,818,683
Robert F. Clarke	217,933	3,488,823	258,267	2,966,372	476,200	6,455,195
James L. Mann	1,357,500	27,701,609	349,500	3,512,561	1,707,000	31,214,170
Michael K. Muratore	579,125	5,919,917	520,625	5,708,985	1,099,750	11,628,902
Richard C. Tarbox	419,185	7,497,153	382,690	4,814,602	801,875	12,311,755

Aggregated Option Exercises and Option Value Pre-Transaction

The following table contains, for each of the Named Executive Officers, (1) the number of shares of common stock of the Predecessor Company acquired upon the exercise of options during 2005 before closing of the Transaction, (2) the value realized as a result of those exercises, based upon the Transaction consideration of $36 per share, (3) the number of shares of common stock of the Predecessor Company underlying unexercised options held on August 11, 2005 immediately before closing of the Transaction (all of which were exercisable), and (4) the value of those options (all of which were in-the-money), based upon the Transaction consideration of $36 per share.

Name	Shares Acquired on Exercise Pre-transaction (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at August 11, 2005 (#)		Value of Unexercised In-the-money Options at August 11, 2005 ($)
			Exercisable(1)	Unexercisable	Exercisable	Unexercisable
Cristóbal Conde	3,682,359	58,345,530	—	—	—	—
James E. Ashton III	126,048	2,518,682	413,552	—	4,300,000	—
Robert F. Clarke	288,615	4,455,199	187,585	—	1,999,996	—
James L. Mann(2)	1,707,000	31,214,170	—	—	—	—
Michael K. Muratore	1,099,750	11,628,902	—	—	—	—
Richard C. Tarbox	296,400	6,514,357	505,475	—	5,797,398	—

(1)	Converted into continuation options to purchase Units as follows: Mr. Ashton—318,519; Mr. Clarke—148,148 and Mr. Tarbox—429,437.

(2)	Technically these options were not exercised but were cashed out in connection with the Transaction, with the same economic effect as an exercise and sale for the Transaction consideration.

Option Grants, Exercises and Holdings after Closing of the Transaction

Option Grants Post-Transaction

In connection with the Transaction, on August 12, 2005, executive officers were granted a combination of new time-based and performance-based options to purchase Units in the Parent Companies. As with continuation options, (1) each Unit consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II, (2) the shares comprising a Unit are in the same proportion as the shares issued to all shareholders of the Parent Companies, and (3) the new options are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock of the Parent Companies. The new options granted on August 12, 2005 have an exercise price of $18.00 per Unit, the market value on the date of grant and the equivalent of the Transaction consideration.

Time-based options vest over the next five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Performance-based options vest upon the attainment of certain annual and cumulative earnings goals for the Company during the six-year period beginning January 1, 2005. Time-based and performance-based options can partly or fully vest upon a change in control, subject to certain conditions, and expire ten years from the date of grant.

The following table contains, for each of the Named Executive Officers, (1) the number of Units underlying options granted during 2005 after closing of the Transaction, (2) the percentage that those options represent of total options granted to employees during 2005 after closing of the Transaction, (3) the exercise price per Unit, which equals the market value on the date of grant, (4) the expiration date, and (5) the potential realizable value, assuming 5% and 10% annual rates of appreciation (compounded annually) in the market value of the Units throughout the option term.

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted Post-transaction(2)		% of Total Options Granted to Employees Post- transaction		Exercise or Base Price ($/SH)	Expiration Date	5% ($)	10% ($)
Cristóbal Conde	1,771,994 3,189,543	(2) (3)	5.77 10.39	% %	18.00 18.00	08/11/2015 08/11/2015	20,059,154 36,105,958	50,833,834 91,499,587
James E. Ashton III	203,888 510,325	(2) (3)	0.66 1.66	% %	18.00 18.00	08/11/2015 08/11/2015	2,308,039 5,776,935	5,849,023 14,639,889
Robert F. Clarke	51,564 159,479	(2) (3)	0.17 0.52	% %	18.00 18.00	08/11/2015 08/11/2015	583,708 1,805,320	1,479,230 4,575,036
James L. Mann	—		—		—	—	—	—
Michael K. Muratore	708,795 1,275,813	(2) (3)	2.31 4.16	% %	18.00 18.00	08/11/2015 08/11/2015	8,023,637 14,442,338	20,333,470 36,599,721
Richard C. Tarbox	176,159 510,325	(2) (3)	0.57 1.66	% %	18.00 18.00	08/11/2015 08/11/2015	1,994,137 5,776,935	5,053,535 14,639,889

(1)	The actual value, if any, which an option holder may realize will depend upon the amount by which the actual market value on the date of exercise or sale exceeds the exercise price and also on the option holder’s continued employment through the vesting period. The actual value to be realized by the option holder may be more or less than the potential realizable values stated in this table.

(2)	Time-based options.

(3)	Performance-based options.

Aggregated Option Exercises and Year-End Option Value Post-Transaction

The following table contains, for each of the Named Executive Officers, (1) the number of Units acquired upon the exercise of options during 2005 after closing of the Transaction, (2) the value realized as a result of those exercises, (3) the number of Units underlying unexercised options held on December 31, 2005, and (4) the value of in-the-money options held on December 31, 2005, based upon their estimated market value of $18 per Unit.

Name	Shares Acquired on Exercise Post-Transaction (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-end (#)		Value of Unexercised In-the-money Options at Year-end ($)
			Exercisable(1)	Unexercisable	Exercisable	Unexercisable
Cristóbal Conde	—	—	290,922	4,670,615	—	—
James E. Ashton III	—	—	365,066	667,666	4,300,000	—
Robert F. Clarke	—	—	191,787	167,404	1,999,996	—
James L. Mann	—	—	—	—	—	—
Michael K. Muratore	—	—	116,368	1,868,240	—	—
Richard C. Tarbox	—	—	475,984	639,937	5,797,398	—

(1)	Includes the following estimated Units that the executive has the right to receive pursuant to performance-based options subject to the Compensation Committee’s evaluation and approval of the extent to which the performance criteria have been met: Mr. Conde—290,922; Mr. Ashton—46,547; Mr. Clarke—43,639; Mr. Muratore—116,368; and Mr. Tarbox—46,547.

Director Compensation

The Company does not compensate its management or non-management directors for their service on the board of directors or any committee of the board of directors. Members of the board are reimbursed for travel and other out-of-pocket expenses related to their board service.

Employment Agreements

As of August 11, 2005, the Company entered into definitive employment agreements with each of the Named Executive Officers except Mr. Mann. The terms include the following:

•	A term through December 31, 2010, with one-year renewals automatically effective one year before expiration, unless terminated on one year’s advance notice;

•	The same base salary as that payable by the Company prior to the Transaction, subject to annual adjustments, if any, made by the board of directors, in consultation with the chief executive officer;

•	The opportunity to earn an annual cash bonus provided that the aggregate bonus opportunity for the senior management as a group will be consistent with that provided by the Company to executives as a group prior to the Transaction, although the board of directors may re-align the performance metrics and other terms in consultation with the chief executive officer;

•	Employee benefits consistent with those provided by the Company to executives prior to the Transaction;

•	Participation in the option plan of SunGard Capital Corp. and SunGard Capital Corp. II;

•	The right to receive certain severance payments and benefits, including upon a termination without “cause,” a resignation for “good reason” or a change in control, consistent with the severance payments and benefits provided for under the change in control agreement with the Company in effect prior to the Transaction;

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that are consistent with those to which the executive was subject under his or her change in control agreement with the Company in effect prior to the Transaction; and

•	An agreement to cooperate with the Company to resolve any issues that arise under Section 280G or 409A of the Internal Revenue Code. To the extent such issues cannot be resolved, the executive will be entitled under certain circumstances to gross-up payments for excise taxes, if any, imposed under Section 4999 of the Internal Revenue Code on the senior management participant as a result of the Transaction or any subsequent change in control of the Company and/or under Section 409A of the Internal Revenue Code.

Equity Plan

The SunGard 2005 Management Incentive Plan was adopted on August 11, 2005 by SunGard Capital Corp. and SunGard Capital Corp. II and approved by their shareholders to provide for the granting of options to purchase shares of SunGard Capital Corp. Class A common stock, SunGard Capital Corp. Class L common stock, and SunGard Capital Corp. II preferred stock pursuant to the terms described therein. A maximum of 60,000 shares of Class A common stock, 7,000,000 shares of Class L common stock, and 2,500,000 shares of preferred stock may be delivered under the plan. The boards of directors of SunGard Capital Corp. and SunGard Capital Corp. II, or a committee appointed by them, administers the plan and may, from time to time, grant option awards to directors and key employees of, and consultants and advisors to, the Parent Companies and their subsidiaries who, in the opinion of the plan administrator, are in a position to make a significant contribution to our success . The administrator of the plan may grant options that are vested over time and options that vest based on the attainment of performance goals specified by the administrator of the plan.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Chu, Connaughton, Greene and Marren, who were each appointed to the Compensation Committee in August 2005 in connection with the Transaction. None of these individuals has been at any time an officer or employee of our Company. During 2005, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

Report of the Compensation Committee

You should be aware that under Securities and Exchange Commission rules, the Compensation Committee Report is not considered “filed” with the Securities and Exchange Commission and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

Our compensation policies for executive officers are to (1) provide competitive compensation packages to retain and attract superior executive talent, (2) link a significant portion of compensation to financial results to reward successful performance, and (3) provide long-term equity compensation to further align the interests of executive officers with those of stockholders and further reward successful performance. The principal components of our executive officer compensation program are base salary, annual cash incentive plans and long-term equity incentive awards. The Predecessor Company Compensation Committee reviewed all components of the Chief Executive Officer’s and executive officers’ 2005 compensation, including salary, bonus, equity and long-term incentive compensation, stock option gains, the dollar value to the executive and cost to the Company of all perquisites, and the projected severance obligations under change-in-control agreements.

Cash Compensation

The primary factor used to set base salaries and annual cash incentives for our executive officers is an analysis of competitive executive compensation based upon general business compensation surveys as well as more specific compensation surveys of companies of comparable business, size and complexity to SunGard. An independent compensation consultant, whose services were made available to the Predecessor Company Compensation Committee, assisted with this analysis of competitive compensation.

Our compensation policy is to pay executive officers at or somewhat above competitive compensation averages for comparable positions. Compensation levels for individual executive officers, however, could be more or less than competitive averages, depending upon a subjective assessment of individual factors such as the executive’s position, experience, skills, achievements, tenure with SunGard and historical compensation levels. Generally, previously granted stock options and other equity awards were not considered in setting cash compensation levels. During the past several years, as part of the cost controls implemented during the recent economic slowdown, salary increases were kept very low, resulting in base salaries for most executive officers being somewhat below the competitive averages for comparable positions.

The performance goals for executive officers’ 2005 annual cash incentive plans were set at the beginning of the year and took into account our overall financial goals for 2005. For all executive officers, the incentive payments depended upon either the rate of increase in our earnings per share over the previous year, or the budgeted operating income of the businesses that report to the officer. For two executive officers, there were additional incentive payments based upon performance goals specific to their functions.

On average, total cash compensation at targeted goals for executive officers increased by 15% in 2005, and incentive payments at targeted goals constituted 58% of total cash compensation. Based upon actual 2005 results, all executive officers except one met or exceeded their minimum targeted goals.

In connection with the Transaction, executive officers entered into employment agreements that provided, among other things, that executive officers would (1) retain the same base salary as was payable before the Transaction, subject to annual adjustments, and (2) be eligible to receive an annual incentive bonus under SunGard’s Executive Incentive Compensation (“EIC”) plan as in effect immediately before the Transaction, which 2005 bonus was to be determined (a) in accordance with SunGard’s past practices and (b) using calculations of actual earnings per share, operating income or other relevant financial targets in the 2005 EIC plans on a pro forma basis as if the Transaction did not occur until after December 31, 2005, using, as applicable, assumptions regarding SunGard’s capital structure for the balance of 2005, projected debt levels, software capitalization and amortization, and weighted average shares outstanding, that are consistent with SunGard’s 2005 operating budget. Therefore, the current Compensation Committees did not make any changes to the 2005 compensation plans put into place by the Predecessor Company Compensation Committee.

Equity Compensation

Pre-Transaction.    Historically, equity compensation has been provided to executive officers principally through a long-term incentive award program, under which eligible executives received a performance accelerated stock option (“PASO”) each year. PASOs were long-term options under which vesting of shares was subject both to the attainment of financial performance goals and continued long-term employment. Accordingly, the PASO program operated both as a performance-based equity compensation program and as an executive retention program. The number of PASO shares granted to each recipient was determined on the basis of an analysis of competitive equity compensation programs, similar to the analysis described above with respect to cash compensation, and was subject to subjective adjustments based upon individual factors. The financial performance goals for each PASO were based upon the year-over-year growth, during the performance period covered by the PASO, in either our earnings per share or in the operating income of the businesses managed by the recipient, with the growth targets for all PASOs, taken together, being consistent with our overall growth objectives. All executive officers as well as business unit presidents and other key executives participated in the PASO program.

Post-Transaction.    In connection with the Transaction, the SunGard 2005 Management Incentive Plan was established, which provides management and key employees the opportunity to earn up to 15% of the fully diluted equity of the Parent Companies during the period ending December 31, 2010. Under this plan, on August 12, 2005, executive officers were granted a combination of new time-based and performance-based options to purchase Units in the Parent Companies. The size of these initial option grants were agreed to in connection with the Transaction.

Chief Executive Officer’s Compensation

Mr. Conde’s annual base salary for 2005 was $844,560, up $11,560 or 1% over his base salary for 2004. Mr. Conde’s 2005 cash incentive depended solely upon the rate of increase in our earnings per share. If the Predecessor Company 2005 earnings per share had increased by 7.9% (to $1.51), then Mr. Conde’s 2005 incentive payment would have been $924,184, yielding total cash compensation at approximately the 60th percentile of competitive compensation levels based upon our analysis. If our 2005 earnings per share had increased by 10% (to $1.54), then Mr. Conde’s 2005 incentive payment would have been $1,599,058, yielding total cash compensation at approximately the 85th percentile of competitive compensation levels based upon our analysis. Our pro forma 2005 diluted earnings per share (excluding the impact of the Transaction and all merger costs) grew 12% (to $1.57), yielding an incentive payment to Mr. Conde of $2,177,521.

The Predecessor Company Compensation Committee approved the grant to Mr. Conde of a PASO to purchase 324,875 shares of common stock of the Predecessor Company in March 2005, with an exercise price equal to the market value of the predecessor common stock on the date of grant. This PASO became fully vested and immediately exercisable as a result of the Transaction.

As agreed in connection with the Transaction, on August 12, 2005, Mr. Conde was granted time-based options to purchase 1,771,994 Units and performance-based options to purchase 3,189,543 Units.

Deductibility of Certain Compensation

Section 162(m) of the Internal Revenue Code denies a deduction for certain compensation exceeding $1,000,000 paid to the chief executive officer and the other highest paid executive officers named in the Summary Compensation Table excluding (among other things) certain performance-

based compensation. The Predecessor Company Compensation Committee attempted to structure performance-based awards to executive officers under equity plans in a manner that satisfies Section 162(m). The Predecessor Company Compensation Committee also intended to consider whether it was in our best interest to structure cash incentive payments to be deductible under Section 162(m). Notwithstanding our efforts in this area, no assurance can be given that compensation intended to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Compensation Committees of the Company and the Parent Companies:

    James H. Greene, Jr., Chair

    Chinh E. Chu, Member

    John Connaughton, Member

    John Marren, Member

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2005 with respect to the SunGard 2005 Management Incentive Plan under which Units in the Parent Companies are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders	36,571,965	$15.40	9,581,881
Equity compensation plans not approved by security holders	—	—	—
Total	36,571,965	$15.40	9,581,881

Beneficial Ownership

All of our outstanding stock is beneficially owned by SunGard Capital Corp. and SunGard Capital Corp. II through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SunGard Capital Corp. and SunGard Capital Corp. II. as of March 1, 2006 by each person who is known by us to beneficially own more than 5% of the equity securities of SunGard Capital Corp. and SunGard Capital Corp. II, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.73%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.73%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.19%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.73%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.39%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.59%
Texas Pacific Group Funds(9)	34,849,657	3,872,184	1,340,371	13.73%
James E. Ashton III(10) (executive officer)	474,586	52,730	18,253	—
Chinh E. Chu(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.73%
Robert F. Clarke(10) (executive officer)	249,323	27,701	9,589	—
Cristóbal Conde(10) (director and executive officer)	1,967,088	218,552	75,657	—
John Connaughton(3)(12) (director)	34,849,657	3,872,184	1,340,371	13.73%
James H. Greene, Jr.(6)(13) (director)	34,849,657	3,872,184	1,340,371	13.73%
Glenn H. Hutchins(8)(14) (director)	34,488,546	3,832,061	1,326,483	13.59%
John Marren(9)(15) (director)	34,849,657	3,872,184	1,340,371	13.73%
Sanjeev Mehra(5)(16) (director)	28,393,651	3,154,850	1,092,063	11.19%
James L. Mann (former executive officer)	—	—	—	—
Michael K. Muratore(10) (executive officer)	636,829	70,754	24,493	—
Julie Richardson(7)(17) (director)	21,295,238	2,366,138	819,048	8.39%
Richard C. Tarbox(10) (executive officer)	618,780	68,751	23,799	—
All 24 directors and executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(18)	233,376,898	25,930,724	8,976,035	91.95%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SunGard Capital Corp. and SunGard Capital Corp. II on March 1, 2006, as adjusted as required by applicable rules.

(3)	Includes (i) 34,693,273 Class A shares and 3,801,832 Class L shares of common stock of SunGard Capital Corp. and 1,313,076 shares of preferred stock of SunGard Capital Corp. II held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares and 70,352 Class L shares of common stock of SunGard Capital Corp. and 27,295 shares of preferred stock of SunGard Capital Corp. II held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares and 2,035,248 Class L shares of common stock of SunGard Capital Corp. and 704,509 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares and 32,139 Class L shares of common stock of SunGard Capital Corp. and 11,125 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares and 90,060 Class L shares of common stock of SunGard Capital Corp. and 31,175 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares and 7,356 Class L shares of common stock of SunGard Capital Corp. and 2,546 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares and 1,604,938 Class L shares of common stock of SunGard Capital Corp. and 555,556 shares of preferred stock of SunGard Capital Corp. II held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares and 102,443 Class L shares of common stock of SunGard Capital Corp. and 35,461 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)

The Goldman Sachs Group, Inc., which we refer to as GS Group, Goldman, Sachs & Co., which we refer to as Goldman Sachs, and certain of their affiliates may be deemed to own beneficially and indirectly Class A shares and Class L shares of common stock of SunGard Capital Corp. and shares of preferred stock of SunGard Capital Corp. II which are owned directly or indirectly by investment partnerships of which affiliates of Goldman Sachs and GS Group are the general partner, managing limited partner or managing partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is an affiliate of each of, and investment manager for certain of, the GS Limited Partnerships. GS Group, Goldman, Sachs and the GS Limited Partnerships share voting power and investment power with certain of their respective affiliates. The GS Limited Partnerships and their respective beneficial ownership of shares of SunGard Capital Corp. and SunGard Capital Corp. II include: (i) 8,034,125 Class A shares and 892,681 Class L shares of common stock of SunGard Capital Corp. and 309,005 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners 2000, L.P.; (ii) 2,552,674 Class A shares and 283,630 Class L shares of common stock of SunGard Capital Corp. and 98,180 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners 2000 Employee Fund, L.P.; (iii) 2,919,293 Class A shares and 324,366 Class L shares of common stock of SunGard

Capital Corp. and 112,281 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners 2000 Offshore, L.P.; (iv) 354,921 Class A shares and 39,436 Class L shares of common stock of SunGard Capital Corp. and 13,651 shares of preferred stock of SunGard Capital Corp. II held by Goldman Sachs Direct Investment Fund 2000, L.P.; (v) 335,812 Class A shares and 37,312 Class L shares of common stock of SunGard Capital Corp. and 12,916 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG; (vi) 7,475,480 Class A shares and 830,609 Class L shares of common stock of SunGard Capital Corp. and 287,518 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners V Fund, L.P.; (vii) 3,861,537 Class A shares and 429,060 Class L shares of common stock of SunGard Capital Corp. and 148,521 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners V Offshore Fund, L.P.; (viii) 296,373 Class A shares and 32,930 Class L shares of common stock of SunGard Capital Corp. and 11,399 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners V GmbH & Co. KG; and (ix) 2,563,436 Class A shares and 284,826 Class L shares of common stock of SunGard Capital Corp. and 98,594 shares of preferred stock of SunGard Capital Corp. II held by GS Capital Partners V Institutional, L.P. Each of Goldman Sachs and GS Group disclaims beneficial ownership of the shares owned directly and indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The address for GS Group, Goldman Sachs and the GS Limited Partnerships is 85 Broad Street, New York, New York 10004.

(6)	Includes (i) 33,937,852 Class A shares and 3,770,872 Class L shares of common stock of SunGard Capital Corp. and 1,305,302 shares of preferred stock of SunGard Capital Corp. II held by KKR Millennium Fund L.P. (“KKR Millennium Fund”), whose general partner is KKR Associates Millennium L.P., whose general partner is KKR Millennium GP LLC; and (ii) 911,806 Class A shares and 101,312 Class L shares of common stock of SunGard Capital Corp. and 35,069 shares of preferred stock of SunGard Capital Corp. II held by KKR Partners III, L.P. (“KKR III” and, together with KKR Millennium Fund, the “KKR Funds”), whose general partner is KKR III GP LLC. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall, as members or managing members of KKR Millennium GP LLC and KKR III GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC and KKR III GP LLC, respectively, but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(7)

Includes (i) 18,390,397 Class A shares and 2,043,377 Class L shares of common stock of SunGard Capital Corp. and 707,323 shares of preferred stock of SunGard Capital Corp. II held by Providence Equity Partners V LP (“PEP V”), whose general partner is Providence Equity GP V LP, whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); and (ii) 2,904,841 Class A shares and 322,760 Class L shares of common stock of SunGard Capital Corp. and 111,725 shares of preferred stock of SunGard Capital Corp. II held by Providence Equity Partners V-A LP (“PEP V-A” and, together with PEP V, the “Providence Equity Funds”), whose general partner is Providence Equity GP V LP, whose general partner is PEP V LLC. PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. Messrs. Angelakis, Creamer, Masiello, Mathieu, Nelson, Pelson and Salem are members of PEP V LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaim such beneficial ownership. The address of each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(8)	Includes (i) 34,440,889 Class A shares and 3,826,765 Class L shares of common stock of SunGard Capital Corp. and 1,324,650 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares and 5,295 Class L shares of common stock of SunGard Capital Corp. and 1,833 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Technology Investors II, L.L.C. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose manager is Silver Lake Management Company, L.L.C., whose managing member is Silver Lake Technology Management, L.L.C. (“SLTM”). The address of each of the entities listed in this footnote is c/o Silver Lake Partners, 9 West 57th Street, 25th Floor, New York, New York 10019.

(9)	Includes (i) 20,745,833 Class A shares and 2,305,093 Class L shares of common stock of SunGard Capital Corp. and 797,917 shares of preferred stock of SunGard Capital Corp. II held by TPG Partners IV, L.P. (“TPG IV”), whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), whose general partner is TPG Advisors IV, Inc. (“TPG Advisors IV”); (ii) 2,349,389 Class A shares and 261,043 Class L shares of common stock of SunGard Capital Corp. and 90,361 shares of preferred stock of SunGard Capital Corp. II held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares and 41,889 Class L shares of common stock of SunGard Capital Corp. and 14,500 shares of preferred stock of SunGard Capital Corp. II held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II, whose general partner is T3 Advisors II; (iv) 5,416,667 Class A shares and 601,852 Class L shares of common stock of SunGard Capital Corp. and 208,333 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar III LLC (“TPG Solar III”), whose managing member is TPG Partners III, L.P. (“TPG Partners III”), whose general partner is TPG GenPar III, L.P. (“TPG GenPar III”), whose general partner is TPG Advisors III, Inc. (“TPG Advisors III”); and (v) 5,960,768 Class A shares and 662,308 Class L shares of common stock of SunGard Capital Corp. and 229,260 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar Co-Invest LLC (“TPG Solar Co-Invest” and, collectively with TPG IV, T3 Partners II, T3 Parallel II and TPG Solar III, the “Texas Pacific Group Funds”), whose managing member is TPG GenPar IV, whose general partner is TPG Advisors IV. Messrs. David Bonderman, James G. Coulter and William S. Price, III, as directors, officers and sole shareholders of each of TPG Advisors IV, T3 Advisors II and TPG Advisors III, may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the Texas Pacific Group Funds, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The address of each of the entities and persons identified in this footnote is c/o Texas Pacific Group, 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after March 1, 2006 by exercising stock options:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Cristóbal Conde	378,199	42,009	14,546
James E. Ashton III	474,586	52,730	18,253
Robert F. Clarke	249,323	27,701	9,589
Michael K. Muratore	151,279	16,804	5,818
Richard C. Tarbox	618,780	68,751	23,799
All directors and officers as a group	5,093,377	565,888	195,899

Includes estimated shares that the executive has the right to receive pursuant to performance-based options subject to the Compensation Committee’s evaluation and approval of the extent to which the performance criteria have been met.

(11)	Mr. Chu, a director of the Parent Companies and SunGard, is a member of BMA IV and BCMA IV and a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Chu are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein.

(12)	Mr. Connaughton, a director of the Parent Companies and SunGard, is a member of BCI and a managing director of BCI and Bain Capital Partners, LLC. Amounts disclosed for Mr. Connaughton are also included above in the amounts disclosed in the table next to “Bain Funds.” Mr. Connaughton disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(13)	Mr. Greene, a director of the Parent Companies and SunGard, is a member of KKR Millennium GP LLC and KKR III GP LLC. Amounts disclosed for Mr. Greene are also included above in the amounts disclosed in the table next to “KKR Funds.” Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II and SLTM. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of Texas Pacific Group, an affiliate of the Texas Pacific Group Funds. Amounts disclosed for Mr. Marren are also included above in the amounts disclosed in the table next to “Texas Pacific Group Funds.” Mr. Marren disclaims beneficial ownership of any shares owned directly or indirectly by the Texas Pacific Group Funds, except to the extent of his pecuniary interest therein.

(16)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(17)	Ms. Richardson, a director of the Parent Companies and SunGard, is a managing director of Providence Equity Partners, Inc., an affiliate of the Providence Equity Funds. Amounts disclosed for Ms. Richardson are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Ms. Richardson disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of her pecuniary interest therein.

(18)	Excluding shares beneficially owned by Ms. Richardson and Messrs. Chu, Connaughton, Greene, Hutchins, Marren and Mehra, the number of shares beneficially owned by all 24 directors and officers as a group is as follows: Class A Common — 9,800,834; Class L Common — 1,088,939; Preferred — 376,955; percent of classes — 3.86%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 11, 2005, upon completion of the Transaction, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management services. Under the management agreement, affiliates of the Sponsors receive an aggregate annual management fee equal to 1% of the Company’s “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement. In connection with the Transaction, SunGard Holdco LLC, the Company’s parent, paid the Sponsors $96 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. During the period August 11, 2005 through December 31, 2005, the Company recorded an additional $6.5 million relating to management fees.

In the event that the management agreement is terminated by the Sponsors or the Company and its parent companies, the Sponsors will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors or the Company and its parent companies provide notice to the other. Finally, the management agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from Cristóbal Conde, our chief executive officer in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock. Also in connection with the Transaction, SunGard Capital Corp. II received a $6 million promissory note (together with the SunGard Capital Corp. note, the “Notes”) from Mr. Conde in payment for 61,000 shares of preferred stock. The Notes bear interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725% per annum and are payable on the last day of each calendar quarter in arrears. Principal payments are due upon written demand by the Parent Companies. The Notes are fully recourse notes and are secured by a pledge of Mr. Conde’s shares of the Parent Companies. SunGard Data Systems Inc. is not a party to these arrangements, which were entered into prior to the consummation of the Transaction.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2004 and 2005, and fees for other services rendered by PricewaterhouseCoopers LLP for 2004 and 2005.

Fees	2004	2005
Audit fees(1)	$6,116,000	$6,602,000
Audit-related fees(2)	$41,000	$47,000
Tax fees(3)	$366,000	$271,000
All other fees(4)	$701,000	$593,000
Total Fees	$7,224,000	$7,513,000

(1)	In 2004, consists of services rendered in connection with the audit of our annual financial statements, inclusive of work performed related to Sarbanes-Oxley ($2,860,000), separate audit in connection with the spin off of the Availability Services business ($1,464,000) and certain broker- dealer audits and statutory audits ($1,792,000). In 2005, consists of services rendered in connection with the audit of our annual financial statements, inclusive of work performed related to Sarbanes-Oxley ($3,460,000), work performed related to the Transaction ($761,000) and certain broker-dealer audits and statutory audits ($2,381,000).

(2)	Consists of savings plan audits.

(3)	Consists of worldwide tax services.

(4)	Consists of SAS 70 data center audit fees.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by our independent registered public accounting firm. The policies and procedures provide that management and our independent registered public accounting firm jointly submit to the Audit Committee a schedule of audit and non-audit services for approval as part of the annual plan for each year. In addition, the policies and procedures provide that the Audit Committee may also pre-approve particular services not in the annual plan on a case-by-case basis. For each proposed service, management must provide a detailed description of the service and the projected fees and costs (or a range of such fees and costs) for the service. The policies and procedures require management and our independent registered public accounting firm to provide quarterly updates to the Audit Committee regarding services rendered to date and services yet to be performed.

The Audit Committee may delegate pre-approval authority for audit and non-audit services to one or more of its members, who can pre-approve services up to a maximum fee of $50,000. Any service pre-approved by a delegee must be reported to the Audit Committee at the next scheduled quarterly meeting.

The audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in 2005 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Item 8, “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS beginning on page 105 of this Report. Exhibits 10.23 through 10.38 are the management contracts and compensatory plans and arrangements that are required to be filed as Exhibits to this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: March 8, 2006	By:	/s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CRISTÓBAL CONDE Cristóbal Conde	President, Chief Executive Officer and Director (principal executive officer)	March 8, 2006

/s/ MICHAEL J. RUANE Michael J. Ruane	Senior Vice President—Finance and Chief Financial Officer (principal financial officer)	March 8, 2006

/s/ ANDREW P. BRONSTEIN Andrew P. Bronstein	Vice President and Controller (principal accounting officer)	March 8, 2006

/s/ CHINH E. CHU Chinh E. Chu	Director	March 8, 2006

/s/ JOHN CONNAUGHTON John Connaughton	Director	March 8, 2006

/s/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 8, 2006

/s/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 8, 2006

/s/ JOHN MARREN John Marren	Director	March 8, 2006

/s/ SANJEEV MEHRA Sanjeev Mehra	Director	March 8, 2006

/s/ JULIE RICHARDSON Julie Richardson	Director	March 8, 2006

List of Exhibits

NUMBER	DOCUMENT
2.1	Agreement and Plan of Merger, dated as of March 27, 2005, between Solar Capital Corp. and SunGard Data Systems Inc. (incorporated herein by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2005 and filed March 28, 2005 (Commission File No. 1-12989)).

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

3.2	Second Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.3	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.4	Registration Rights Agreement dated January 15, 2004 between SunGard and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.5	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.6	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.8	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.9	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.10	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.11	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).

10.12	Credit Agreement, dated as of August 11, 2005, among Solar Capital Corp. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, SunGard Data Systems Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Barclays Bank PLC and The Royal Bank of Canada as Co-Documentation Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Bookrunners (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.13	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.14	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.15	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.16	First Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among Certain Subsidiaries of SunGard Data System Inc., as Sellers and SunGard Financing LLC (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.17	Second Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among SunGard Financing LLC as Transferor, and SunGard Funding II LLC, as the Transferee (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT
10.18		Insured Receivables Credit Agreement, dated as of August 11, 2005, among SunGard Funding LLC as the Borrower, the Persons Party thereto as Conduit Lenders, Committed Lenders and Funding Agents, Financial Guaranty Insurance Company as Insurer and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.19		Amendment No. 1 to Insured Receivables Credit Agreement, dated as of December 21, 2005, (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 21, 2005 and filed December 23, 2005 (Commission File No. 1-12989)).

10.20		Insured Receivables Facility Performance Undertaking, dated as of August 11, 2005, executed by SunGard Data Systems Inc. in favor of SunGard Financing LLC, together with its successors and assigns, including JPMorgan Chase Bank, N.A., as Administrative Agent on behalf of the Lenders and the Insurer (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.21		Insured Receivables Facility Security Agreement, dated as of August 11, 2005, among SunGard Funding LLC, as Grantor and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.22		Insured Receivables Facility Collection Agent Agreement, dated as of August 11, 2005, by and between SunGard Data Systems Inc., as Collection Agent, and SunGard Funding LLC (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.23	(1)	Form of Change in Control Agreement including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.24	(1)	Form of Change in Control Agreement not including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.25	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT
10.26	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.27	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.28	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.29	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.30	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.31	(1)	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.32	(1)	SunGard 2005 Management Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.33	(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.34	(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.35	(1)	Forms of Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT
10.36	(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 0-12989)).

10.37(1)		Form of Indemnification Agreement entered into by SunGard with its directors and officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).

10.38	(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.39		Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.40		Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.41	Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
No. 1-12989)).

10.42		Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

12.1		Computation of Ratio of Earnings to Fixed Charges (filed with this Report).

21.1		Subsidiaries of the Registrant (filed with this Report).

31.1		Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

NUMBER	DOCUMENT
31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

(1)	Management contract or compensatory plan or arrangement.