Form 10-Q
period 2006-03-31
SUNGARD DATA SYSTEMS INC
filed 2006-05-12
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.    No ☒.

There were 100 shares of the registrant’s common stock outstanding as of March 31, 2006.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 for the Successor	1

	Consolidated Statements of Operations for the three months ended March 31, 2006 (Successor) and the three months ended March 31, 2005 (Predecessor) (unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (Successor) and the three months ended March 31, 2005 (Predecessor) (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	Successor
	December 31, 2005	March 31, 2006
		(unaudited)
Assets
Current:
Cash and cash equivalents	$317	$286
Trade receivables, less allowance for doubtful accounts of $9 and $10	190	170
Earned but unbilled receivables	38	39
Prepaid expenses and other current assets	166	156
Clearing broker assets	391	416
Retained interest in accounts receivable sold	224	248
Deferred income taxes	40	42

Total current assets	1,366	1,357
Property and equipment, less accumulated depreciation of $72 and $128	705	721
Software products, less accumulated amortization of $83 and $136	1,528	1,490
Customer base, less accumulated amortization of $68 and $113	2,817	2,781
Other tangible and intangible assets, less accumulated amortization of $3 and $5	248	260
Trade name	1,019	1,019
Goodwill	6,904	6,908

Total Assets	$14,587	$14,536

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$46	$45
Accounts payable	67	65
Accrued compensation and benefits	218	140
Accrued interest expense	161	82
Other accrued expenses	282	266
Clearing broker liabilities	360	389
Deferred revenue	695	718

Total current liabilities	1,829	1,705
Long-term debt	7,383	7,507
Deferred income taxes	1,803	1,778

Total liabilities	11,015	10,990

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,629	3,636
Accumulated deficit	(29)	(75)
Accumulated other comprehensive loss	(28)	(15)

Total stockholder’s equity	3,572	3,546

Total Liabilities and Stockholder’s Equity	$14,587	$14,536

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Revenue:
Services	$840	$923
License and resale fees	82	53

Total products and services	922	976
Reimbursed expenses	25	27

	947	1,003

Costs and expenses:
Cost of sales and direct operating	443	472
Sales, marketing and administration	194	223
Product development	60	64
Depreciation and amortization	56	57
Amortization of acquisition-related intangible assets	34	96
Merger costs	4	2

	791	914

Income from operations	156	89
Interest income	3	3
Interest expense	(7)	(157)
Other income (expense)	—	(12)

Income (loss) before income taxes	152	(77)
Provision (benefit) for income taxes	62	(31)

Net income (loss)	$90	$(46)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Cash flow from operations:
Net income (loss)	$90	$(46)
Reconciliation of net income (loss) to cash flow from operations:
Depreciation and amortization	90	153
Deferred income tax provision (benefit)	(2)	(29)
Stock compensation expense	—	8
Amortization of deferred financing costs and debt discount	—	8
Other noncash credits	(6)	(9)
Accounts receivable and other current assets	(27)	13
Accounts payable and accrued expenses	4	(178)
Clearing broker assets and liabilities, net	(4)	4
Deferred revenue	26	23

Cash flow from operations	171	(53)

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(386)	(8)
Cash paid for property and equipment and software	(56)	(78)
Other investing activities	1	(5)

Cash used in investment activities	(441)	(91)

Financing activities:
Cash received from other borrowings, net of fees	75	292
Cash used to repay debt	(115)	(179)
Cash received from stock option and award plans	39	—

Cash provided by (used in) financing activities	(1)	113

Decrease in cash and cash equivalents	(271)	(31)
Beginning cash and cash equivalents	675	317

Ending cash and cash equivalents	$404	$286

Supplemental information:
Acquired businesses:
Property and equipment	$66	$—
Software products	43	3
Customer base	164	6
Goodwill	204	2
Other tangible and intangible assets	3	—
Deferred income taxes	(55)	—
Purchase price obligations and debt assumed	(16)	(4)
Net current (liabilities) assets assumed	(23)	1

Cash paid for acquired businesses, net of cash acquired of $31 and $0, respectively	$386	$8

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 (the “Transaction”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake Partners and Texas Pacific Group (collectively, the “Sponsors”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard with SunGard being the surviving company.

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is wholly owned by SunGard Capital Corp. All four of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.”

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

SunGard has three segments: Financial Systems (“FS”), Higher Education and Public Sector Systems (“HEPS”) and Availability Services (“AS”). The Company’s Software & Processing Solutions business is comprised of the FS and HEPS segments. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of the Holding Companies.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Successor’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The purchase price, including transaction costs that have been allocated as debt issuance costs or included in the overall purchase price, was approximately $11.73 billion. Under business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of August 11, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon preliminary valuation data and our estimates and assumptions are subject to change.

Acquisitions by the Company

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. On March 14, 2006, the Company completed the acquisition of Dataware Solutions, Inc. (“Dataware”) for $8 million. Dataware specializes in employee compliance solutions for financial institutions and is part of the Company’s FS segment.

3. Stock-Based Compensation:

Statement of Financial Accounting Standards Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R), supersedes Accounting Principles Board Opinion Number 25 (APB 25) and requires companies to expense the fair value of employee stock options over the employee requisite service period. The Company adopted SFAS 123R as of the date of closing the Transaction using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. The Company recorded as a component of sales, marketing and administration expense non-cash stock compensation of $8 million for the quarter ended March 31, 2006.

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock option and award plans and the pro forma disclosure requirements of SFAS Number 123, “Accounting for Stock-Based Compensation” (SFAS 123). Had the Company adopted the full provisions of SFAS 123, stock compensation expense of $18 million, net of tax, would have been recorded in the three months ended March 31, 2005 and the resulting pro forma net income would have been $72 million.

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	Successor
	December 31, 2005	March 31, 2006
Segregated customer cash and treasury bills	$42	$32
Securities owned	36	58
Securities borrowed	261	289
Receivables from customers and other	52	37

Clearing broker assets	$391	$416

Payables to customers	$60	$64
Securities loaned	272	271
Customer securities sold short, not yet purchased	16	30
Payable to brokers and dealers	12	24

Clearing broker liabilities	$360	$389

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

5. Debt and Derivative Instruments:

Effective January 1, 2006, the Company adopted the provisions of technical interpretations issued by the FASB Derivatives Implementation Group (DIG) in June 2005 (commonly known as DIG Issues B38 and B39). These interpretations outline circumstances in which a put or call option embedded in debt instruments need to be separated from the debt instrument and separately valued. As of March 31, 2006, the fair value of the put option in the Company’s senior notes due 2013 and senior subordinated notes due 2015 was determined to be immaterial.

In February 2006, the Company entered into its second interest rate swap for a notional amount of $800 million. The term of the swap agreement is five years and the Company is required to pay a stream of fixed interest payments of 5.00% and, in turn, receives variable interest payments based on LIBOR (4.72% at February 6, 2006). This swap increased the hedged portion of the Company’s $4.5 billion floating rate debt to $1.6 billion. Both interest rate swaps are designated and qualify as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2006, the Company recorded a cumulative unrealized after-tax gain of $8 million in Other Comprehensive Income related to the change in the market value on the swaps, which may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the loan is extinguished or if the swap agreement is terminated prior to maturity.

6. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net income (loss)	$90	$(46)
Foreign currency translation gains (losses)	(19)	4
Unrealized gain on derivative instruments	—	9

Comprehensive income (loss)	$71	$(33)

7. Segment Information:

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. The operating results for each segment follow (in millions):

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Revenue:
Financial systems	$456	$477
Higher education and public sector systems	174	196

Software & processing solutions	630	673
Availability services	317	330

	$947	$1,003

Income (loss) from operations:
Financial systems	$79	$34
Higher education and public sector systems	27	22

Software & processing solutions	106	56
Availability services	70	61
Corporate administration	(16)	(26)
Merger and other costs	(4)	(2)

	$156	$89

Depreciation and amortization:
Financial systems	$16	$13
Higher education and public sector systems	3	4

Software & processing solutions	19	17
Availability services	37	40
Corporate administration	—	—

	$56	$57

Amortization of acquisition-related intangible assets:
Financial systems	$16	$52
Higher education and public sector systems	11	15

Software & processing solutions	27	67
Availability services	7	29
Corporate administration	—	—

	$34	$96

Cash paid for property and equipment:
Financial systems	$13	$11
Higher education and public sector systems	4	2

Software & processing solutions	17	13
Availability services	32	52
Corporate administration	—	—

	$49	$65

8. Related Party Transactions:

In accordance with the Management Agreement between the Company and the Sponsors, the Company recorded $4 million of management fees, in sales, marketing and administration expenses in the statement of operations, and $3 million was included in other accrued expenses on the balance sheet at March 31, 2006.

9. Supplemental Guarantor Condensed Consolidating Financial Statements:

On August 11, 2005, in connection with the Transaction, the Company issued $3.0 billion aggregate principal amount of the outstanding senior notes and the outstanding senior subordinated notes. The senior notes are jointly and severally and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned domestic subsidiaries of the Company (collectively, the “Guarantors”). All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities.

The following tables present the financial position, results of operations and cash flows of the Company (Parent), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of March 31, 2006 and December 31, 2005 and for each of the three month periods ended March 31, 2006 and 2005, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet (Successor) March 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$22	$(8)	$272	$—	$286
Intercompany balances	(1,616)	1,553	63	—	—
Trade receivables, net	2	32	175	—	209
Prepaid expenses, taxes and other current assets	496	100	725	(459)	862

Total current assets	(1,096)	1,677	1,235	(459)	1,357
Property and equipment, net	1	510	210	—	721
Intangible assets, net	222	4,816	512	—	5,550
Goodwill	—	6,271	637	—	6,908
Intercompany balances	(744)	720	24	—	—
Investment in subsidiaries	12,514	1,532	—	(14,046)	—

Total Assets	$10,897	$15,526	$2,618	$(14,505)	$14,536

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$3	$5	$—	$45
Accounts payable and other current liabilities	108	1,203	808	(459)	1,660

Total current liabilities	145	1,206	813	(459)	1,705
Long-term debt	7,198	3	306	—	7,507
Intercompany debt	(1)	217	(127)	(89)	—
Deferred income taxes	9	1,586	183	—	1,778

Total liabilities	7,351	3,012	1,175	(548)	10,990

Total stockholder’s equity	3,546	12,514	1,443	(13,957)	3,546

Total Liabilities and Stockholder’s Equity	$10,897	$15,526	$2,618	$(14,505)	$14,536

(in millions)	Supplemental Condensed Consolidating Balance Sheet (Successor) December 31, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$74	$(8)	$251	$—	$317
Intercompany balances	(1,536)	1,442	94	—	—
Trade receivables, net	2	46	180	—	228
Prepaid expenses, taxes and other current assets	321	142	674	(316)	821

Total current assets	(1,139)	1,622	1,199	(316)	1,366
Property and equipment, net	1	496	208	—	705
Intangible assets, net	215	4,877	520	—	5,612
Goodwill	—	6,272	632	—	6,904
Intercompany balances	(744)	732	12	—	—
Investment in subsidiaries	12,568	1,563	—	(14,131)	—

Total Assets	$10,901	$15,562	$2,571	$(14,447)	$14,587

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$3	$6	$—	$46
Accounts payable and other current liabilities	204	1,158	737	(316)	1,783

Total current liabilities	241	1,161	743	(316)	1,829
Long-term debt	7,078	4	301	—	7,383
Intercompany debt	5	212	(134)	(83)	—
Deferred income taxes	5	1,617	181	—	1,803

Total liabilities	7,329	2,994	1,091	(399)	11,015

Total stockholder’s equity	3,572	12,568	1,480	(14,048)	3,572

Total Liabilities and Stockholder’s Equity	$10,901	$15,562	$2,571	$(14,447)	$14,587

(in millions)	Supplemental Condensed Consolidating Schedule of Operations (Successor) Three Months Ended March 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$748	$294	$(39)	$1,003

Costs and expenses:
Cost of sales and direct operating	—	360	151	(39)	472
Sales, marketing and administration	28	129	66	—	223
Product development	—	43	21	—	64
Depreciation and amortization	—	42	15	—	57
Amortization of acquisition-related intangible assets	—	80	16	—	96
Merger costs	2	—	—	—	2

	30	654	269	(39)	914

Income (loss) from operations	(30)	94	25	—	89
Net interest income (expense)	(151)	—	(3)	—	(154)
Other income (expense)	(144)	(28)	(9)	169	(12)

Income (loss) before income taxes	(325)	66	13	169	(77)
Provision (benefit) for income taxes	(279)	210	38	—	(31)

Net income (loss)	$(46)	$(144)	$(25)	$169	$(46)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations (Predecessor) Three Months Ended March 31, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$714	$270	$(37)	$947

Costs and expenses:
Cost of sales and direct operating	—	359	121	(37)	443
Sales, marketing and administration	16	113	65	—	194
Product development	—	40	20	—	60
Depreciation and amortization	—	41	15	—	56
Amortization of acquisition-related intangible assets	—	25	9	—	34
Merger costs	4	—	—	—	4

	20	578	230	(37)	791

Income (loss) from operations	(20)	136	40	—	156
Net interest income (expense)	(6)	—	2	—	(4)
Other income (expense)	102	32	—	(134)	—

Income (loss) before income taxes	76	168	42	(134)	152
Provision (benefit) for income taxes	(12)	64	10	—	62

Net income (loss)	$88	$104	$32	$(134)	$90

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows (Successor) Three Months Ended March 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(46)	$(144)	$(25)	$169	$(46)
Non cash adjustments	163	105	32	(169)	131
Changes in operating assets and liabilities	(277)	113	26	—	(138)

Cash flow provided by (used in) operations	(160)	74	33	—	(53)

Investment Activities
Intercompany transactions	—	(1)	1	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(8)	—	—	(8)
Cash paid for property and equipment	—	(64)	(14)	—	(78)
Other investing activities	(7)	—	2	—	(5)

Cash used in investment activities	(7)	(73)	(11)	—	(91)

Financing Activities
Net borrowings (repayments) of long-term debt	115	(1)	(1)	—	113

Cash provided by (used in) financing activities	115	(1)	(1)	—	113

Increase (decrease) in cash and cash equivalents	(52)	—	21	—	(31)
Beginning cash and cash equivalents	74	(8)	251	—	317

Ending cash and cash equivalents	$22	$(8)	$272	$—	$286

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows (Predecessor) Three Months Ended March 31, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$88	$104	$32	$(134)	$90
Non cash adjustments	(102)	27	23	134	82
Changes in operating assets and liabilities	22	9	(32)	—	(1)

Cash flow provided by (used in) operations	8	140	23	—	171

Investment Activities
Intercompany transactions	(320)	329	(9)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(386)	—	—	(386)
Cash paid for property and equipment	—	(44)	(12)	—	(56)
Other investing activities	—	1	—	—	1

Cash provided by (used in) investment activities	(320)	(100)	(21)	—	(441)

Financing Activities
Net borrowings (repayments) of long-term debt	—	(39)	(1)	—	(40)
Cash received from stock option and award plans	39	—	—	—	39

Cash provided by (used in) financing activities	39	(39)	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	(273)	1	1	—	(271)
Beginning cash and cash equivalents	396	5	274		675

Ending cash and cash equivalents	$123	$6	$275	$—	$404

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in the Successor’s Annual Report on Form 10-K for the year ended December 31, 2005 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

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

Results of Operations:

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Predecessor		Successor		Percent Increase (Decrease)
	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
					2006 vs. 2005
(in millions)	percent of revenue		percent of revenue
Revenue
Financial systems (FS)	$456	48%	$477	48%	5%
Higher education and public sector systems (HEPS)	174	18%	196	20%	13%

Software & processing solutions	630	67%	673	67%	7%
Availability services (AS)	317	33%	330	33%	4%

	$947	100%	$1,003	100%	6%

Costs and Expenses
Cost of sales and direct operating	$443	47%	$472	47%	7%
Sales, marketing and administration	194	20%	223	22%	15%
Product development	60	6%	64	6%	7%
Depreciation and amortization	56	6%	57	6%	2%
Amortization of acquisition- related intangible assets	34	4%	96	10%	182%
Merger and other costs	4	—%	2	—%	(50%)

	$791	84%	$914	91%	16%

Operating Income
Financial systems (1)	$79	17%	$34	7%	(57%)
Higher education and public sector systems (1)	27	16%	22	11%	(19%)

Software & processing solutions (1)	106	17%	56	8%	(47%)
Availability services (1)	70	22%	61	18%	(13%)
Corporate administration	(16)	(2)%	(26)	(3)%	63%
Merger and other costs	(4)	—%	(2)	—%	(50%)

	$156	16%	$89	9%	(43%)

(1)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Predecessor		Successor		Percent Increase (Decrease)
	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
					2006 vs. 2005
(in millions)	percent of revenue		percent of revenue
Financial Systems
Services	$390	41%	$427	43%	9%
License and resale fees	46	5%	29	3%	(37%)

Total products and services	436	46%	456	45%	5%
Reimbursed expenses	20	2%	21	2%	5%

	$456	48%	$477	48%	5%

Higher Education and Public Sector Systems
Services	$140	15%	$171	17%	22%
License and resale fees	31	3%	22	2%	(29%)

Total products and services	171	18%	193	19%	13%
Reimbursed expenses	3	—%	3	—%	0%

	$174	18%	$196	20%	13%

Software & Processing Solutions
Services	$530	56%	$598	60%	13%
License and resale fees	77	8%	51	5%	(34%)

Total products and services	607	64%	649	65%	7%
Reimbursed expenses	23	2%	24	2%	4%

	$630	67%	$673	67%	7%

Availability Services
Services	$310	33%	$325	32%	5%
License and resale fees	5	1%	2	—%	(60%)

Total products and services	315	33%	327	33%	4%
Reimbursed expenses	2	—%	3	—%	50%

	$317	33%	$330	33%	4%

Total Revenue
Services	$840	89%	$923	92%	10%
License and resale fees	82	9%	53	5%	(35%)

Total products and services	922	97%	976	97%	6%
Reimbursed expenses	25	3%	27	3%	8%

	$947	100%	$1,003	100%	6%

Income from Operations:

Our total operating margin was 9% for the three months ended March 31, 2006, compared to 16% for the three months ended March 31, 2005, due primarily to incremental amortization of acquisition-related intangible assets resulting from the Transaction (“incremental amortization”) of $55 million and a $23 million decrease in software license fees. The negative impact on the total operating margin of the incremental amortization and the decrease in software license fees was 580 and 230 basis points, respectively (one hundred basis points equals one percentage point).

Financial Systems:

The FS operating margin was 7% and 17% for the three months ended March 31, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to incremental amortization of $30 million (640 basis points) and a $17 million decrease in software license fees.

Higher Education and Public Sector Systems:

The HEPS operating margin was 11% and 16% for the three months ended March 31, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to a $7 million decrease in software license fees in the quarter (420 basis points) and the impact of incremental amortization.

Availability Services:

The AS operating margin was 18% and 22% for the three months ended March 31, 2006 and 2005, respectively. Incremental amortization of $23 million reduced the 2006 margin by 740 basis points. The operating margin in 2005 was reduced by 360 basis points because of an $11 million one-time charge related to the relocation of an AS facility.

Revenue:

Total revenue increased $56 million for the three months ended March 31, 2006 compared to the first quarter of 2005. The increase in total revenue in 2006 is due to $33 million from acquired businesses. Internal revenue growth was approximately 2%, compared to a 5% increase in the first quarter of 2005. Internal revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. The decrease in internal revenue in 2006 is due primarily to a decrease in license fees, offset by an improvement in services revenue.

For the three months ended March 31, 2006, services revenue increased to $923 million from $840 million in the first quarter of 2005. Services revenue represented approximately 92% and 89% of total revenue in the first quarter of 2006 and 2005, respectively. The $83 million increase was due primarily to the impact of an acquired HEPS business and to an increase in internal revenue in AS and trading, treasury and risk management systems. The increase of services revenue as a percentage of total revenue is due to the decline in license fees.

Professional services revenue was $165 million and $140 million for the three months ended March 31, 2006 and 2005, respectively. The increase was due primarily to an acquired HEPS business and a $9 million increase in internal professional services revenue in trading, treasury and risk management systems and HEPS.

Revenue from license and resale fees was $53 million and $82 million for the three months ended March 31, 2006 and 2005, respectively, and included software license revenue of $40 million and $63 million, respectively. The decrease in software license revenue was across the FS and HEPS businesses, and reflects the impact of $17 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005.

Financial Systems:

FS revenue increased $21 million in 2006. FS services revenue increased $37 million and FS license and resale fees decreased $17 million. The increase in services revenue is due primarily to acquired businesses and to internal revenue growth. The decrease in software license fees was across the segment and reflects the impact of $9 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005. Internal revenue growth was 1% in the first quarter of 2006 compared to 6% in the first quarter of 2005.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $22 million for the three months ended March 31, 2006 compared to the corresponding period in 2005 due primarily to an acquired business. HEPS services revenue increased $31 million and license and resale fees decreased $9 million, which reflects the impact of $8 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005.

Availability Services:

AS revenue increased $13 million in 2006, or 4%. AS internal revenue increased approximately 6% in 2006, reflecting the effect of the disposition of a U.K.-based value-added reseller. This compares to internal revenue growth of approximately 2.5% in the first quarter of 2005.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the three months ended March 31, 2006 increased to 91% from 84% in 2005. The increase of $123 million is due primarily to incremental amortization of $55 million and to acquired businesses. Costs and expenses in 2005 includes the impact of a one-time charge of $11 million related to the relocation of a leased AS facility in North Bergen, New Jersey.

Cost of sales and direct operating expenses as a percentage of total revenue were consistent at 47% in each of the three-month periods ended March 31, 2006 and 2005. Cost of sales and direct operating expenses increased $29 million due primarily to the increase from acquired businesses, offset in part by a one-time charge of $11 million related to the relocation of an AS facility in 2005.

Sales, marketing and administration expenses increased as a percentage of total revenue to 22% for the three months ended March 31, 2006 compared to 20% in 2005. The increase in sales, marketing and administration expenses of $29 million was due primarily to non-cash stock compensation of $8 million and to acquired businesses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the three months ended March 31, 2006 and 2005, product development costs were 10% of revenue from software and processing solutions.

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the three months ended March 31, 2006 and 2005.

Amortization of acquisition-related intangible assets was 10% of total revenue in the first quarter of 2006, compared to 4% in 2005. Amortization of acquisition-related intangible assets increased $62 million, of which $55 million is incremental amortization with the balance from recent acquisitions.

Interest income was $3 million for each of the three months ended March 31, 2006 and 2005. Interest expense was $157 million and $7 million for the three months ended March 31, 2006 and 2005, respectively. The increase was due to the debt incurred in connection with the Transaction, and includes amortization of debt issuance costs and debt discounts of $8 million.

Liquidity and Capital Resources:

At March 31, 2006, cash and equivalents were $286 million, a decrease of $31 million from December 31, 2005. Cash flow used in operations was $53 million in the three months ended March 31, 2006 compared to cash flow from operations of $171 million in the three months ended March 31, 2005. The decrease in cash flow from operations is due primarily to the decrease in accounts payable and accrued expenses resulting from the payment of interest and the timing of bonus and commission payments.

Net investing activities were $91 million in the three months ended March 31, 2006, comprised primarily of cash paid for property and equipment and other assets. Net cash used in investing activities was $441 million in the three months ended March 31, 2005. During the three months ended March 31, 2005, we spent $386 million (net of cash acquired) on five acquisitions and $55 million on capital expenditures.

Net cash provided by financing activities increased $114 million for the three months ended March 31, 2006, primarily related to borrowings under the revolving credit facility. At March 31, 2006, there was $125 million outstanding under this facility.

At March 31, 2006, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses cannot exceed $52 million, none of which we currently expect to pay. We also have outstanding letters of credit and bid bonds that total approximately $37 million.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At March 31, 2006, we have outstanding $7.55 billion in aggregate indebtedness, with additional borrowing capacity of $856 million under our revolving credit facility (after giving effect to outstanding letters of credit) and $86 million under our receivables facility.

We expect our cash flows from operations, combined with availability under our revolving credit facility and receivables facilities, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

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

Adjusted EBITDA is calculated as follows:

	Predecessor	Successor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Last Twelve Months March 31, 2006
Net income (loss)	$90	$(46)	$(19)
Interest expense, net	4	154	400
Taxes	62	(31)	16
Depreciation and amortization	90	153	524

EBITDA	246	230	921
Purchase accounting adjustments (a)	—	2	22
Non-cash charges (b)	1	8	98
Unusual or non-recurring charges (c)	3	6	86
Restructuring charges or reserves (d)	11	—	—
Acquired EBITDA, net of disposed EBITDA (e)	11	(1)	6
Other (f)	2	7	17

Adjusted EBITDA - senior secured credit facilities	274	252	1,150
Loss on sale of receivables (g)	—	7	25

Adjusted EBITDA - senior notes due 2013 and senior subordinated notes due 2015	$274	$259	$1,175

(a)	Purchase accounting adjustments include the adjustment of deferred revenue to fair value at the date of the Transaction.

(b)	Non-cash charges include non-cash stock-based compensation resulting from the acceleration of stock options and restricted stock under APB 25 and relating to the new stock-based compensation plans under SFAS 123R and loss on the sale of assets.

(c)	Unusual or non-recurring charges include merger costs associated with the Transaction, payroll taxes and certain compensation and other expenses associated with acquisitions made by the Company.

(d)	Restructuring charges or reserves include the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.

(e)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(f)	Other includes franchise and similar taxes reported in operating expenses and management fees paid to the Sponsors, offset by interest charges relating to the receivables facilities and gains related to fluctuation of foreign currency exchange rates.

(g)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended March 31, 2006 are as follows:

	Covenant Requirements		Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40	x	2.01	x
Maximum total debt to Adjusted EBITDA	8.25	x	6.40	x
Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00	x	2.0	2x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.40x for the four-quarter period ended December 31, 2005 and stepping up over time to 1.50x by the end of 2006 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain noncash or nonrecurring interest expense and the elimination of interest expense and fees associated with our receivables facility. Beginning with the four-quarter period ending March 31, 2006, we are also required to maintain a consolidated total debt to Adjusted EBITDA ratio starting at a maximum of 8.25x and stepping down over time to 7.75x by the end of 2006 and 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders fail to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures is tied to an Adjusted EBITDA to fixed charges ratio (“fixed charges coverage ratio”) of at least 2.00x, except that we may incur certain debt and make certain restricted payments in certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior secured credit facilities from time to time; as of March 31, 2006, we have $3.97 billion outstanding under our term loan facilities and available commitments of $856 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for noncash interest expense and the elimination of interest expense and fees associated with our receivables facility.

Certain Risks and Uncertainties

Certain of the matters we discuss in this Report on Form 10-Q may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; general economic and market conditions; the condition of the financial services industry, including the effect of any further consolidation among financial services firms; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with clearing broker operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; and the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2006, we had total debt of $7.55 billion, including $4.49 billion of variable rate debt. We have entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.89 billion is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $29 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $37 million and $45 million per year, respectively.

Item 4. Controls and Procedures:

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

Part II Other Information:

Item 1. Legal Proceedings: None.

Item 1A. Risk Factors: There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to Vote of Security Holders: Not applicable.

Item 5. Other Information:

(a) On March 31, 2006, SunGard Availability Services LP, a subsidiary of SunGard Data Systems Inc. (referred to with its subsidiaries as the “Company”), and Callowhill Management, Inc., successor in interest to Broad and Noble Associates, Inc., entered into a lease amendment which provided for the Company to lease an additional 72,000 +/- rentable square feet of space, in the building located at 401 North Broad Street, Philadelphia, PA. The rent is $13.25 per rentable square foot. The initial term of the lease commences on April 1, 2006, for approximately 32,100 rentable square feet (“First Mezzanine, Lobby and Track Level Additional Space”), and the initial term of the lease commences on June 1, 2006, for approximately 39,900 rentable square feet (“Second Mezzanine Additional Space”). The initial term will expire on June 30, 2010. The Company will primarily use the additional space for office space in connection with the provision of its availability services. This is one of many amendments to the original lease dated April 12, 1984, between the Company and Broad and Noble Associates, Inc., pursuant to which the Company leases approximately 506,300 rentable square feet of space at 401 North Broad Street, Philadelphia, PA for use as an availability services facility.

(b) None.

Item 6. Exhibits:

Number	Document
10.1	Amendment to 401 Lease, dated March 31, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: May 12, 2006	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1	Amendment to 401 Lease, dated March 31, 2006.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002