Form 10-Q
period 2006-06-30
SUNGARD DATA SYSTEMS INC
filed 2006-08-09
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes ☐.     No ☒.

There were 100 shares of the registrant’s common stock outstanding as of June 30, 2006.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006 (unaudited) for the Successor	1

	Consolidated Statements of Operations for the six months ended June 30, 2005 (Predecessor) and 2006 (Successor) and the three months ended June 30, 2005 (Predecessor) and 2006 (Successor) (unaudited)	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (Predecessor) and 2006 (Successor) (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	Successor
	December 31, 2005	June 30, 2006
		(unaudited)
Assets
Current:
Cash and cash equivalents	$317	$260
Trade receivables, less allowance for doubtful accounts of $9 and $12	190	177
Earned but unbilled receivables	38	46
Prepaid expenses and other current assets	166	157
Clearing broker assets	391	408
Retained interest in accounts receivable sold	224	270
Deferred income taxes	40	45

Total current assets	1,366	1,363
Property and equipment, less accumulated depreciation of $72 and $188	705	731
Software products, less accumulated amortization of $83 and $191	1,528	1,405
Customer base, less accumulated amortization of $68 and $168	2,817	2,902
Other tangible and intangible assets, less accumulated amortization of $3 and $8	248	268
Trade name	1,019	1,019
Goodwill	6,904	6,935

Total Assets	$14,587	$14,623

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$46	$44
Accounts payable	67	54
Accrued compensation and benefits	218	157
Accrued interest expense	161	163
Other accrued expenses	282	262
Clearing broker liabilities	360	375
Deferred revenue	695	736

Total current liabilities	1,829	1,791
Long-term debt	7,383	7,392
Deferred income taxes	1,803	1,863

Total liabilities	11,015	11,046

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,629	3,650
Notes receivable for common stock	—	(6)
Accumulated deficit	(29)	(105)
Accumulated other comprehensive income (loss)	(28)	38

Total stockholder’s equity	3,572	3,577

Total Liabilities and Stockholder’s Equity	$14,587	$14,623

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Predecessor	Successor	Predecessor	Successor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
Revenue:
Services	$1,737	$1,879	$897	$956
License and resale fees	162	133	80	80

Total products and services	1,899	2,012	977	1,036
Reimbursed expenses	55	55	30	28

	1,954	2,067	1,007	1,064

Costs and expenses:
Cost of sales and direct operating	914	967	471	495
Sales, marketing and administration	380	444	186	221
Product development	125	128	65	64
Depreciation and amortization	115	115	59	58
Amortization of acquisition-related intangible assets	69	198	35	102
Merger costs and other	18	3	14	1

	1,621	1,855	830	941

Income from operations	333	212	177	123
Interest income	6	6	3	3
Interest expense and amortization of deferred financing fees	(14)	(318)	(7)	(161)
Other income (expense)	—	(18)	—	(6)

Income (loss) before income taxes	325	(118)	173	(41)
Provision (benefit) for income taxes	137	(42)	75	(11)

Net income (loss)	$188	$(76)	$98	$(30)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Predecessor	Successor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Cash flow from operations:
Net income (loss)	$188	$(76)
Reconciliation of net income (loss) to cash flow from operations:
Depreciation and amortization	184	313
Deferred income tax benefit	(4)	(64)
Stock compensation expense	—	16
Amortization of deferred financing costs and debt discount	—	16
Other noncash credits	(15)	(22)
Accounts receivable and other current assets	1	(7)
Accounts payable and accrued expenses	22	(94)
Clearing broker assets and liabilities, net	(3)	(3)
Deferred revenue	19	40

Cash flow from operations	392	119

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(418)	(17)
Cash paid for property and equipment and software	(123)	(144)
Other investing activities	2	(4)

Cash used in investment activities	(539)	(165)

Financing activities:
Cash used to repay debt	(55)	(27)
Cash received from stock option and award plans	53	—

Cash used in financing activities	(2)	(27)

Effect of exchange rate changes on cash	—	16

Decrease in cash and cash equivalents	(149)	(57)
Beginning cash and cash equivalents	675	317

Ending cash and cash equivalents	$526	$260

Supplemental information:
Acquired businesses:
Property and equipment	$65	$—
Software products	56	4
Customer base	160	9
Goodwill	227	3
Other tangible and intangible assets	3	2
Deferred income taxes	(53)	(2)
Purchase price obligations and debt assumed	(21)	(1)
Net current (liabilities) assets assumed	(19)	2

Cash paid for acquired businesses, net of cash acquired of $31 and $2, respectively	$418	$17

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

Although SunGard continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations and cash flows are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard and subsidiaries for both the Predecessor and Successor periods.

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Successor’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Effect of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This Interpretation is effective as of January 1, 2007. The Company is currently evaluating FIN 48 and the related impact on the Company’s financial position and results of operations.

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

The purchase price, including transaction costs that have been allocated as debt issuance costs or included in the overall purchase price, was approximately $11.73 billion. Under business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of August 11, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon valuation data and our estimates and assumptions, and is substantially complete.

The estimated amortization expense for each of the years 2006 to 2010 has been updated primarily to reflect changes in the purchase price allocation for the Transaction. Based on amounts recorded at June 30, 2006, total estimated amortization of all acquisition-related intangible assets for the year ended December 31, 2006 and for each of the years ended December 31, 2007 to 2010 follows (in millions):

2006	$392
2007	384
2008	379
2009	375
2010	368

Acquisitions by the Company

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the six months ended June 30, 2006, the Company completed two acquisitions in its FS segment. Gross cash paid, subject to certain adjustments, was $19 million.

The following table lists the businesses the Company acquired since January 1, 2006:

Acquired Company/Business	Date Acquired	Description
Dataware Solutions, Inc.	3/14/2006	Employee compliance solutions for financial institutions.

Armonys	4/28/2006	Consulting and IT professional services to financial institutions in France.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HEPS	AS	Total
Balance at December 31, 2005	$3,104	$1,794	$2,006	$6,904
2006 acquisitions	10	—	—	10
Adjustments related to the Transaction	13	(8)	(25)	(20)
Effect of foreign currency translation	10	6	25	41

Balance at June 30, 2006	$3,137	$1,792	$2,006	$6,935

3. Stock-Based Compensation:

Statement of Financial Accounting Standards (“SFAS”) Number 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), supersedes Accounting Principles Board Opinion Number 25 (“APB 25”) and requires companies to expense the fair value of employee stock options over the employee requisite service period. The Company adopted SFAS

123R as of the date of closing the Transaction using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. The Company recorded as a component of sales, marketing and administration expense non-cash stock compensation of $9 million and $16 million for the three- and six-month periods ended June 30, 2006, respectively.

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock option and award plans and the pro forma disclosure requirements of SFAS Number 123, “Accounting for Stock-Based Compensation” “SFAS 123”). Had the Company adopted the full provisions of SFAS 123, stock compensation expense of $15 million and $33 million, each net of tax, would have been recorded in the three- and six-month periods ended June 30, 2005, respectively, and the resulting pro forma net income would have been $84 million and $155 million.

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	Successor
	December 31, 2005	June 30, 2006
Segregated customer cash and treasury bills	$42	$37
Securities owned	36	32
Securities borrowed	261	278
Receivables from customers and other	52	61

Clearing broker assets	$391	$408

Payables to customers	$60	$58
Securities loaned	272	281
Customer securities sold short, not yet purchased	16	22
Payable to brokers and dealers	12	14

Clearing broker liabilities	$360	$375

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

5. Debt and Derivative Instruments:

Effective January 1, 2006, the Company adopted the provisions of technical interpretations issued by the FASB Derivatives Implementation Group (DIG) in June 2005 (commonly known as DIG Issues B38 and B39). These interpretations outline circumstances in which a put or call option embedded in debt instruments need to be separated from the debt instrument and separately valued. As of June 30, 2006, the fair value of the put option in the Company’s senior notes due 2013 and senior subordinated notes due 2015 was determined to be immaterial.

In February 2006, the Company entered into its second interest rate swap for a notional amount of $800 million. The term of the swap agreement is five years and the Company is required to pay a stream of fixed interest payments of 5.00% and, in turn, receives variable interest payments based on LIBOR (5.16% at June 30, 2006). This swap increased the hedged portion of the Company’s $4.5 billion floating rate debt to $1.6 billion. Both interest rate swaps are designated and qualify as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As of

June 30, 2006, the Company recorded a cumulative unrealized gain of $18 (net of tax of $12) in Other Comprehensive Income related to the change in the market value on the swaps, which may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity.

6. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Predecessor	Successor	Predecessor	Successor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
Net income (loss)	$188	$(76)	$98	$(30)
Foreign currency translation gains (losses)	(74)	48	(55)	44
Unrealized gain on derivative instruments	—	18	—	9

Comprehensive income (loss)	$114	$(10)	$43	$23

7. Segment Information:

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. The operating results for each segment follow (in millions):

	Predecessor	Successor	Predecessor	Successor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006
Revenue:
Financial systems	$927	$977	$471	$500
Higher education and public sector systems	388	423	214	227

Software & processing solutions	1,315	1,400	685	727
Availability services	639	667	322	337

	$1,954	$2,067	$1,007	$1,064

Income (loss) from operations:
Financial systems	$159	$82	$80	$48
Higher education and public sector systems	66	57	39	35

Software & processing solutions	225	139	119	83
Availability services	159	126	89	65
Corporate administration	(33)	(50)	(17)	(24)
Merger and other costs	(18)	(3)	(14)	(1)

	$333	$212	$177	$123

Depreciation and amortization:
Financial systems	$32	$26	$16	$13
Higher education and public sector systems	7	7	4	3

Software & processing solutions	39	33	20	16
Availability services	76	82	39	42
Corporate administration	—	—	—	—

	$115	$115	$59	$58

Amortization of acquisition-related intangible assets:
Financial systems	$32	$103	$16	$51
Higher education and public sector systems	24	36	13	21

Software & processing solutions	56	139	29	72
Availability services	13	58	6	29
Corporate administration	—	1	—	1

	$69	$198	$35	$102

Cash paid for property and equipment and software:
Financial systems	$32	$38	$17	$21
Higher education and public sector systems	12	8	7	4

Software & processing solutions	44	46	24	25
Availability services	79	98	43	41
Corporate administration	—	—	—	—

	$123	$144	$67	$66

8. Related Party Transactions:

During the three- and six-month periods ended June 30, 2006, in accordance with the Management Agreement between the Company and the Sponsors, the Company recorded $3 million and $7 million, respectively, of management fees, in sales, marketing and administration expenses in the statement of operations. At June 30, 2006, $3 million was included in other accrued expenses on the balance sheet.

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

The following tables present the financial position, results of operations and cash flows of the Company (Parent), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2005 and June 30, 2006 and for each of the six- and three-month periods ended June 30, 2005 and 2006, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

	Supplemental Condensed Consolidating Balance Sheet (Successor)
	June 30, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$29	$(1)	$232	$—	$260
Intercompany balances	(1,770)	1,734	36	—	—
Trade receivables, net	—	28	195	—	223
Prepaid expenses, taxes and other current assets	338	101	771	(330)	880

Total current assets	(1,403)	1,862	1,234	(330)	1,363
Property and equipment, net	1	505	225	—	731
Intangible assets, net	232	4,859	503	—	5,594
Intercompany balances	(758)	733	25	—	—
Goodwill	—	6,247	688	—	6,935
Investment in subsidiaries	12,819	1,589	—	(14,408)	—

Total Assets	$10,891	$15,795	$2,675	$(14,738)	$14,623

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$5	$—	$44
Accounts payable and other current liabilities	194	1,088	795	(330)	1,747

Total current liabilities	231	1,090	800	(330)	1,791
Long-term debt	7,067	3	322	—	7,392
Intercompany debt	(1)	230	(128)	(101)	—
Deferred income taxes	17	1,653	193	—	1,863

Total liabilities	7,314	2,976	1,187	(431)	11,046

Total stockholder’s equity	3,577	12,819	1,488	(14,307)	3,577

Total Liabilities and Stockholder’s Equity	$10,891	$15,795	$2,675	$(14,738)	$14,623

	Supplemental Condensed Consolidating Balance Sheet (Successor)
	December 31, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$74	$(8)	$251	$—	$317
Intercompany balances	(1,536)	1,442	94	—	—
Trade receivables, net	2	46	180	—	228
Prepaid expenses, taxes and other current assets	321	142	674	(316)	821

Total current assets	(1,139)	1,622	1,199	(316)	1,366
Property and equipment, net	1	496	208	—	705
Intangible assets, net	215	4,877	520	—	5,612
Goodwill	—	6,272	632	—	6,904
Intercompany balances	(744)	732	12	—	—
Investment in subsidiaries	12,568	1,563	—	(14,131)	—

Total Assets	$10,901	$15,562	$2,571	$(14,447)	$14,587

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$3	$6	$—	$46
Accounts payable and other current liabilities	204	1,158	737	(316)	1,783

Total current liabilities	241	1,161	743	(316)	1,829
Long-term debt	7,078	4	301	—	7,383
Intercompany debt	5	212	(134)	(83)	—
Deferred income taxes	5	1,617	181	—	1,803

Total liabilities	7,329	2,994	1,091	(399)	11,015

Total stockholder’s equity	3,572	12,568	1,480	(14,048)	3,572

Total Liabilities and Stockholder’s Equity	$10,901	$15,562	$2,571	$(14,447)	$14,587

	Supplemental Condensed Consolidating Schedule of Operations (Successor)
	Six Months Ended June 30, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,517	$631	$(81)	$2,067

Costs and expenses:
Cost of sales and direct operating	—	734	314	(81)	967
Sales, marketing and administration	53	247	144	—	444
Product development	—	86	42	—	128
Depreciation and amortization	—	84	31	—	115
Amortization of acquisition-related intangible assets	1	164	33	—	198
Merger costs and other	3	—	—	—	3

	57	1,315	564	(81)	1,855

Income (loss) from operations	(57)	202	67	—	212
Net interest income (expense) and amortization of deferred financing fees	(308)	(7)	3	—	(312)
Other income (expense)	155	34	(14)	(193)	(18)

Income (loss) before income taxes	(210)	229	56	(193)	(118)
Provision (benefit) for income taxes	(134)	73	19	—	(42)

Net income (loss)	$(76)	$156	$37	$(193)	$(76)

	Supplemental Condensed Consolidating Schedule of Operations (Predecessor)
	Six Months Ended June 30, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,448	$570	$(64)	$1,954

Costs and expenses:
Cost of sales and direct operating	—	693	285	(64)	914
Sales, marketing and administration	32	234	114	—	380
Product development	—	84	41	—	125
Depreciation and amortization	—	84	31	—	115
Amortization of acquisition-related intangible assets	—	48	21	—	69
Merger costs and other	17	1	—	—	18

	49	1,144	492	(64)	1,621

Income (loss) from operations	(49)	304	78	—	333
Net interest income (expense)	(11)	4	(1)	—	(8)
Other income (expense)	221	54	—	(275)	—

Income (loss) before income taxes	161	362	77	(275)	325
Provision (benefit) for income taxes	(27)	141	23	—	137

Net income (loss)	$188	$221	$54	$(275)	$188

	Supplemental Condensed Consolidating Schedule of Operations (Successor)
	Three Months Ended June 30, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$769	$337	$(42)	$1,064

Costs and expenses:
Cost of sales and direct operating	—	374	163	(42)	495
Sales, marketing and administration	25	118	78	—	221
Product development	—	43	21	—	64
Depreciation and amortization	—	42	16	—	58
Amortization of acquisition-related intangible assets	1	84	17	—	102
Merger costs and other	1	—	—	—	1

	27	661	295	(42)	941

Income (loss) from operations	(27)	108	42	—	123
Net interest income (expense) and amortization of deferred financing fees	(157)	(7)	6	—	(158)
Other income (expense)	299	62	(5)	(362)	(6)

Income (loss) before income taxes	115	163	43	(362)	(41)
Provision (benefit) for income taxes	145	(137)	(19)	—	(11)

Net income (loss)	$(30)	$300	$62	$(362)	$(30)

	Supplemental Condensed Consolidating Schedule of Operations (Predecessor)
	Three Months Ended June 30, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$734	$300	$(27)	$1,007

Costs and expenses:
Cost of sales and direct operating	—	334	164	(27)	471
Sales, marketing and administration	16	121	49	—	186
Product development	—	44	21	—	65
Depreciation and amortization	—	43	16	—	59
Amortization of acquisition-related intangible assets	—	23	12	—	35
Merger costs and other	13	1	—	—	14

	29	566	262	(27)	830

Income (loss) from operations	(29)	168	38	—	177
Net interest income (expense)	(5)	4	(3)	—	(4)
Other income (expense)	119	22	—	(141)	—

Income (loss) before income taxes	85	194	35	(141)	173
Provision (benefit) for income taxes	(15)	77	13	—	75

Net income (loss)	$100	$117	$22	$(141)	$98

	Supplemental Condensed Consolidating Schedule of Cash Flows (Successor) Six Months Ended June 30, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(76)	$156	$37	$(193)	$(76)
Non cash adjustments	(123)	131	58	193	259
Changes in operating assets and liabilities	(30)	11	(45)	—	(64)

Cash flow provided by (used in) operations	(229)	298	50	—	119

Investment Activities
Intercompany transactions	209	(164)	(45)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(17)	—	—	(17)
Cash paid for property and equipment and software	—	(109)	(35)	—	(144)
Other investing activities	(6)	1	1	—	(4)

Cash provided by (used in) investment activities	203	(289)	(79)	—	(165)

Financing Activities
Cash used to repay debt	(19)	(2)	(6)	—	(27)

Cash used in financing activities	(19)	(2)	(6)	—	(27)

Effect of exchange rate changes on cash	—	—	16	—	16

Increase (decrease) in cash and cash equivalents	(45)	7	(19)	—	(57)
Beginning cash and cash equivalents	74	(8)	251	—	317

Ending cash and cash equivalents	$29	$(1)	$232	$—	$260

	Supplemental Condensed Consolidating Schedule of Cash Flows (Predecessor)
	Six Months Ended June 30, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$188	$221	$54	$(275)	$188
Non cash adjustments	(221)	61	50	275	165
Changes in operating assets and liabilities	17	46	(24)	—	39

Cash flow provided by (used in) operations	(16)	328	80	—	392

Investment Activities
Intercompany transactions	(199)	229	(30)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(418)	—	—	(418)
Cash paid for property and equipment and software	—	(93)	(30)	—	(123)
Other investing activities	—	11	(9)	—	2

Cash used in investment activities	(199)	(271)	(69)	—	(539)

Financing Activities
Cash used to repay debt	—	(41)	(14)	—	(55)
Cash received from stock option and award plans	53	—	—	—	53

Cash provided by (used in) financing activities	53	(41)	(14)	—	(2)

Increase (decrease) in cash and cash equivalents	(162)	16	(3)	—	(149)
Beginning cash and cash equivalents	396	5	274	—	675

Ending cash and cash equivalents	$234	$21	$271	$—	$526

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

	Predecessor		Successor		Percent Increase (Decrease)	Predecessor		Successor		Percent Increase (Decrease)
	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006			Three Months Ended June 30, 2005		Three Months Ended June 30, 2006
					2006 vs. 2005					2006 vs. 2005
(in millions)	percent of revenue		percent of revenue			percent of revenue		percent of revenue
Revenue
Financial systems (FS)	$927	47%	$977	47%	5%	$471	47%	$500	47%	6%
Higher education and public sector systems (HEPS)	388	20%	423	20%	9%	214	21%	227	21%	6%

Software & processing solutions	1,315	67%	1,400	68%	6%	685	68%	727	68%	6%
Availability services (AS)	639	33%	667	32%	4%	322	32%	337	32%	5%

	$1,954	100%	$2,067	100%	6%	$1,007	100%	$1,064	100%	6%

Costs and Expenses
Cost of sales and direct operating	$914	47%	$967	47%	6%	$471	47%	$495	47%	5%
Sales, marketing and administration	380	19%	444	21%	17%	186	18%	221	21%	19%
Product development	125	6%	128	6%	2%	65	6%	64	6%	(2%)
Depreciation and amortization	115	6%	115	6%	—%	59	6%	58	5%	(2%)
Amortization of acquisition-related intangible assets	69	4%	198	10%	187%	35	3%	102	10%	191%
Merger and other costs	18	1%	3	—%	(83%)	14	1%	1	—%	(93%)

	$1,621	83%	$1,855	90%	14%	$830	82%	$941	88%	13%

Operating Income
Financial systems (1)	$159	17%	$82	8%	(48%)	$80	17%	$48	10%	(40%)
Higher education and public sector systems (1)	66	17%	57	13%	(14%)	39	18%	35	15%	(10%)

Software & processing solutions (1)	225	17%	139	10%	(38%)	119	17%	83	11%	(30%)
Availability services (1)	159	25%	126	19%	(21%)	89	28%	65	19%	(27%)
Corporate administration	(33)	(2)%	(50)	(2)%	52%	(17)	(2)%	(24)	(2)%	41%
Merger and other costs	(18)	(1)%	(3)	—%	(83%)	(14)	(1)%	(1)	—%	(93%)

	$333	17%	$212	10%	(36%)	$177	18%	$123	12%	(31%)

(1)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Predecessor		Successor		Percent Increase (Decrease)	Predecessor		Successor		Percent Increase (Decrease)
	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006			Three Months Ended June 30, 2005		Three Months Ended June 30, 2006
					2006 vs. 2005					2006 vs. 2005
(in millions)	percent of revenue		percent of revenue			percent of revenue		percent of revenue
Financial Systems
Services	$794	41%	$864	42%	9%	$404	40%	$437	41%	8%
License and resale fees	89	5%	72	3%	(19%)	43	4%	43	4%	—%

Total products and services	883	45%	936	45%	6%	447	44%	480	45%	7%
Reimbursed expenses	44	2%	41	2%	(7%)	24	2%	20	2%	(17%)

	$927	47%	$977	47%	5%	$471	47%	$500	47%	6%

Higher Education and Public Sector Systems
Services	$318	16%	$359	17%	13%	$178	18%	$188	18%	6%
License and resale fees	64	3%	58	3%	(9%)	33	3%	36	3%	9%

Total products and services	382	20%	417	20%	9%	211	21%	224	21%	6%
Reimbursed expenses	6	—%	6	—%	—%	3	—%	3	—%	—%

	$388	20%	$423	20%	9%	$214	21%	$227	21%	6%

Software & Processing Solutions
Services	$1,112	57%	$1,223	59%	10%	$582	58%	$625	59%	7%
License and resale fees	153	8%	130	6%	(15%)	76	8%	79	7%	4%

Total products and services	1,265	65%	1,353	65%	7%	658	65%	704	66%	7%
Reimbursed expenses	50	3%	47	2%	(6%)	27	3%	23	2%	(15%)

	$1,315	67%	$1,400	68%	6%	$685	68%	$727	68%	6%

Availability Services
Services	$625	32%	$656	32%	5%	$315	31%	$331	31%	5%
License and resale fees	9	—%	3	—%	(67%)	4	—%	1	—%	(75%)

Total products and services	634	32%	659	32%	4%	319	32%	332	31%	4%
Reimbursed expenses	5	—%	8	—%	60%	3	—%	5	—%	67%

	$639	33%	$667	32%	4%	$322	32%	$337	32%	5%

Total Revenue
Services	$1,737	89%	$1,879	91%	8%	$897	89%	$956	90%	7%
License and resale fees	162	8%	133	6%	(18%)	80	8%	80	8%	—%

Total products and services	1,899	97%	2,012	97%	6%	977	97%	1,036	97%	6%
Reimbursed expenses	55	3%	55	3%	—%	30	3%	28	3%	(7%)

	$1,954	100%	$2,067	100%	6%	$1,007	100%	$1,064	100%	6%

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

Income from Operations:

Our total operating margin was 10% for the six months ended June 30, 2006, compared to 17% for the six months ended June 30, 2005, due primarily to incremental amortization of acquisition-related intangible assets resulting from the Transaction (“incremental amortization”) of $117 million, a $20 million decrease in software license fees and $16 million of non-cash stock compensation cost. The negative impact on the total operating margin of the incremental amortization, the decrease in software license fees and the stock compensation cost were 560, 90 and 80 basis points, respectively (one hundred basis points equals one percentage point).

Financial Systems:

The FS operating margin was 8% and 17% for the six months ended June 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to incremental amortization of $62 million (630 basis points) and a $16 million decrease in software license fees (160 basis points).

Higher Education and Public Sector Systems:

The HEPS operating margin was 13% and 17% for the six months ended June 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to $9 million of incremental amortization (220 basis points) and a $5 million decrease in software license fees (110 basis points) in the six-month period.

Availability Services:

The AS operating margin was 19% and 25% for the six months ended June 30, 2006 and 2005, respectively. Incremental amortization of $46 million reduced the 2006 margin by 680 basis points. The operating margin in 2005 was reduced by 180 basis points because of an $11 million one-time charge related to the relocation of an AS facility.

Revenue:

Total revenue increased $113 million for the six months ended June 30, 2006 compared to the first six months of 2005. The increase in total revenue in 2006 is due primarily to internal revenue growth. Internal revenue growth was approximately 4%, compared to a 7% increase in the first half of 2005. Internal revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. The decrease in the internal revenue growth rate in 2006 is due primarily to a decrease in license fees, only partially offset by an increase in services revenue.

For the six months ended June 30, 2006, services revenue increased to $1,879 million from $1,737 million in the first half of 2005. Services revenue represented approximately 91% and 89% of total revenue in the first six months of 2006 and 2005, respectively. The $142 million increase was due to internal revenue growth across all segments, primarily FS, and acquired revenue in HEPS and FS. The increase of services revenue as a percentage of total revenue is due to the decline in license fees.

Professional services revenue was $353 million and $309 million for the six months ended June 30, 2006 and 2005, respectively. The increase was due to both internal revenue growth from professional services, primarily from FS and HEPS, and acquired revenue in FS and HEPS.

Revenue from license and resale fees was $133 million and $162 million for the six months ended June 30, 2006 and 2005, respectively, and included software license revenue of $103 million and $122 million, respectively. The decrease in software license revenue was mostly from FS, with a smaller decline in HEPS, and primarily reflects the impact of $17 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005.

Financial Systems:

FS revenue increased $50 million in 2006. Internal revenue growth was 2% in the first half of 2006 compared to 7% in the first half of 2005. FS services revenue increased $70 million and FS license and resale fees decreased $17 million. The increase in services revenue is due primarily to internal revenue growth, and, to a lesser degree, to acquired businesses. Software license fees were $67 million in the six months ended June 30, 2006, a decrease of $16 million. The decrease in software license fees was across the segment and primarily reflects the impact of $9 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $35 million for the six months ended June 30, 2006 compared to the corresponding period in 2005 due primarily to a business acquired in the first quarter of 2005. HEPS services revenue increased $41 million and license and resale fees decreased $6 million. Software license fees were $32 million in the six months ended June 30, 2006, a decrease of $5 million, which primarily reflects the impact of $8 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005.

Availability Services:

AS revenue increased $28 million in 2006 or 4%. AS internal revenue increased approximately 6% in 2006, reflecting the effect of the disposition of a U.K.-based value-added reseller. This compares to internal revenue growth of approximately 3% in the first half of 2005.

Costs and Expenses:

The increase of $234 million in total costs and expenses is due primarily to incremental amortization of $117 million, increased expenses across all segments and to acquired businesses. Costs and expenses in 2005 includes the impact of a one-time charge of $11 million related to the relocation of a leased AS facility in North Bergen, New Jersey.

Cost of sales and direct operating expenses as a percentage of total revenue were consistent at 47% in each of the six-month periods ended June 30, 2006 and 2005. Cost of sales and direct operating expenses increased $53 million due primarily to increases across all segments and the increase from acquired businesses, offset in part by a one-time charge of $11 million related to the relocation of an AS facility in 2005.

Sales, marketing and administration expenses increased as a percentage of total revenue to 21% for the six months ended June 30, 2006 compared to 19% in 2005. The increase in sales, marketing and administration expenses of $64 million was due primarily to increases in all segments, mostly FS, to non-cash stock compensation of $16 million and to acquired businesses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the six-month periods ended June 30, 2006 and 2005, product development costs were 9% and 10%, respectively, of revenue from software and processing solutions.

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the six months ended June 30, 2006 and 2005.

Amortization of acquisition-related intangible assets was 10% of total revenue in the first half of 2006, compared to 4% in 2005. Amortization of acquisition-related intangible assets increased $129 million, of which $117 million is incremental amortization resulting from the Transaction with the balance from recent acquisitions.

Merger and other costs decreased $15 million during the six months ended June 30, 2006 compared to the prior year period. The six-month period ended June 30, 2005 included costs associated with the Transaction.

Interest income was $6 million for each of the six months ended June 30, 2006 and 2005. Interest expense was $318 million and $14 million for the six months ended June 30, 2006 and 2005, respectively. The increase was due to the debt incurred in connection with the Transaction and includes amortization of debt issuance costs and debt discounts of $16 million.

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Income from Operations:

Our total operating margin was 12% for the three months ended June 30, 2006, compared to 18% for the three months ended June 30, 2005, due primarily to incremental amortization of $62 million and stock compensation cost of $9 million, partially offset by a decrease in merger costs of $13 million. The impact on the total operating margin of the incremental amortization, the stock compensation and the decrease in merger costs was 580, 80 and 130 basis points, respectively.

Financial Systems:

The FS operating margin was 10% and 17% for the three months ended June 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to incremental amortization of $32 million (640 basis points).

Higher Education and Public Sector Systems:

The HEPS operating margin was 15% and 18% for the three months ended June 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to incremental amortization of $7 million (310 basis points).

Availability Services:

The AS operating margin was 19% and 28% for the three months ended June 30, 2006 and 2005, respectively. Incremental amortization of $23 million reduced the 2006 margin by 680 basis points.

Revenue:

Total revenue increased $57 million for the three months ended June 30, 2006 compared to the second quarter of 2005. The increase in total revenue in 2006 is primarily due to internal revenue growth, which was approximately 5%, compared to an 8% increase in the second quarter of 2005.

For the three months ended June 30, 2006, services revenue increased to $956 million from $897 million in the second quarter of 2005. Services revenue represented approximately 90% and 89% of total revenue in the second quarter of 2006 and 2005, respectively. The $59 million increase was due primarily to increases in internal revenue in all three segments. Acquired FS businesses added $7 million to services revenue during the three months ended June 30, 2006.

Professional services revenue was $188 million and $169 million for the three months ended June 30, 2006 and 2005, respectively. The increase was due primarily to $7 million from acquired FS businesses and internal revenue from all three segments, most notably HEPS.

Revenue from license and resale fees was $80 million for each of the three months ended June 30, 2006 and 2005, and included software license revenue of $63 million and $59 million, respectively. The increase in software license revenue was primarily due to the impact of acquired FS businesses.

Financial Systems:

FS revenue increased $29 million in 2006. FS services revenue increased $33 million, due primarily to internal revenue growth, and license and resale fees were unchanged. Internal revenue growth was 4% in the second quarter of 2006 compared to 7% in the second quarter of 2005 due to the decline in license and resale fees more than offsetting the improvement in the internal growth rate of services revenue of 5% in the current year period. FS professional services revenue increased $11 million, mostly as a result of acquired businesses.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $13 million for the three months ended June 30, 2006 compared to the corresponding period in 2005 due to internal growth. HEPS services revenue increased $10 million and license and resale fees increased $3 million, both as a result of internal revenue growth.

Availability Services:

AS revenue increased $15 million in 2006 or 5%. AS internal revenue increased approximately 6% in 2006, reflecting the effect of the disposition of a U.K.-based value-added reseller. This compares to internal revenue growth of approximately 4% in the second quarter of 2005.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the three months ended June 30, 2006 increased to 88% from 82% in 2005. This increase is due primarily to incremental amortization of $62 million, to acquired businesses, and to stock compensation of $9 million, partially offset by the decrease in merger and other costs of $13 million.

Cost of sales and direct operating expenses as a percentage of total revenue were consistent at 47% in each of the three-month periods ended June 30, 2006 and 2005. Cost of sales and direct operating expenses increased $24 million due primarily to an increase in AS to support its internal revenue growth and from its acquired businesses.

Sales, marketing and administration expenses increased as a percentage of total revenue to 21% for the three months ended June 30, 2006 compared to 18% in 2005. The increase in sales, marketing and administration expenses of $35 million was due primarily to internal growth of costs in FS to support the increase in business activity, non-cash stock compensation of $9 million and to acquired businesses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the three months ended June 30, 2006 and 2005, product development costs were 9% of revenue from software and processing solutions.

Depreciation and amortization decreased as a percentage of total revenue to 5% for the three months ended June 30, 2006 from 6% in the prior year period.

Amortization of acquisition-related intangible assets was 10% of total revenue in the second quarter of 2006, compared to 3% in 2005. Amortization of acquisition-related intangible assets increased $67 million, of which $62 million is incremental amortization with the balance from acquired businesses.

Merger and other costs decreased $13 million in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, which included costs associated with the Transaction.

Interest income was $3 million for each of the three months ended June 30, 2006 and 2005. Interest expense was $161 million and $7 million for the three months ended June 30, 2006 and 2005, respectively. The increase was due to the debt incurred in connection with the Transaction, and includes amortization of debt issuance costs and debt discounts of $8 million.

Liquidity and Capital Resources:

At June 30, 2006, cash and equivalents were $260 million, a decrease of $57 million from December 31, 2005. Cash flow from operations was $119 million in the six months ended June 30, 2006 compared to cash flow from operations of $392 million in the six months ended June 30, 2005. The decrease in cash flow from operations is due primarily to the decrease in accounts payable and accrued expenses resulting from lower accrued income taxes due to the net loss in 2006 and increased bonus and commission payments.

Net cash used in investing activities was $165 million in the six months ended June 30, 2006, comprised primarily of cash paid for property and equipment and other assets. During the six months ended June 30, 2006, we spent $17 million (net of cash acquired) on two acquisitions. Net cash used in investing activities was $539 million in the six months ended June 30, 2005. During the six months ended June 30, 2005, we spent $418 million (net of cash acquired) on six acquisitions and $123 million for property and equipment and other assets.

Net cash used in financing activities was $27 million for the six months ended June 30, 2006, primarily related to repayment of borrowings under the revolving credit facility. At June 30, 2006, there were no borrowings outstanding under this facility.

At June 30, 2006, a contingent purchase price obligation that depends upon the operating performance of an acquired business is $1 million, which we currently do not expect to pay. We also have outstanding letters of credit and bid bonds that total approximately $40 million.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At June 30, 2006, we have outstanding $7.4 billion in aggregate indebtedness, with additional borrowing capacity of $979 million under our revolving credit facility (after giving effect to outstanding letters of credit).

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

Adjusted EBITDA is calculated as follows:

	Predecessor	Successor	Predecessor	Successor
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Last Twelve Months June 30, 2006
Net income (loss)	$188	$(76)	$98	$(30)	$(148)
Interest expense, net	8	312	4	158	554
Taxes	137	(42)	75	(11)	(70)
Depreciation and amortization	184	313	94	160	590

EBITDA	517	507	271	277	926
Purchase accounting adjustments (a)	—	2	—	—	21
Non-cash charges (b)	1	18	—	10	108
Unusual or non-recurring charges (c)	18	11	15	5	76
Restructuring charges or reserves (d)	11	—	—	—	—
Acquired EBITDA, net of disposed EBITDA (e)	17	1	6	2	6
Other (f)	2	11	—	4	20

Adjusted EBITDA - senior secured credit facilities	566	550	292	298	1,157
Loss on sale of receivables (g)	—	13	—	6	31

Adjusted EBITDA - senior notes due 2013 and senior subordinated notes due 2015	$566	$563	$292	$304	$1,188

(a)	Purchase accounting adjustments include the adjustment of deferred revenue to fair value at the date of the Transaction.

(b)	Non-cash charges include non-cash stock-based compensation resulting from the new stock-based compensation plans under SFAS 123R and loss on the sale of assets.

(c)	Unusual or non-recurring charges include merger costs associated with the Transaction, payroll taxes and certain compensation and other expenses associated with acquisitions made by the Company.

(d)	Restructuring charges or reserves include the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.

(e)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(f)	Other includes franchise and similar taxes reported in operating expenses and management fees paid to the Sponsors, offset by interest charges relating to the receivables facilities and gains related to fluctuation of foreign currency exchange rates.

(g)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended June 30, 2006 are as follows:

	Covenant Requirements		Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40	x	2.00	x
Maximum total debt to Adjusted EBITDA	8.25	x	6.28	x
Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00	x	2.03	x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.40x for the four-quarter period ended December 31, 2005 and stepping up over time to 1.50x by the end of 2006 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain noncash or nonrecurring interest expense and the elimination of interest expense and fees associated with our receivables facility. Beginning with the four-quarter period ending March 31, 2006, we are also required to maintain a consolidated total debt to Adjusted EBITDA ratio starting at a maximum of 8.25x and stepping down over time to 7.75x by the end of 2006 and 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders fail to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures is tied to an Adjusted EBITDA to fixed charges ratio (“fixed charges coverage ratio”) of at least 2.00x, except that we may incur certain debt and make certain restricted payments in certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior secured credit facilities from time to time; as of June 30, 2006, we have $3.97 billion outstanding under our term loan facilities and available commitments of $979 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for noncash interest expense and the elimination of interest expense and fees associated with our receivables facility.

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

At June 30, 2006, we had total debt of $7.4 billion, including $4.4 billion of variable rate debt. We have entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.8 billion is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $36 million and $44 million per year, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to Vote of Security Holders: Not applicable.

Item 5. Other Information: None.

Item 6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: August 9, 2006	By:	/s/ Michael J. Ruane
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