Form 10-Q
period 2006-09-30
SUNGARD DATA SYSTEMS INC
filed 2006-11-02
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

There were 100 shares of the registrant’s common stock outstanding as of September 30, 2006.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006 (unaudited) for the Successor	1

	Consolidated Statements of Operations (unaudited) for the period from January 1, 2005 through August 10, 2005 for the Predecessor and for the period from August 11, 2005 through September 30, 2005 and for the nine months ended September 30, 2006 for the Successor	2

	Consolidated Statements of Operations (unaudited) for the period from July 1, 2005 through August 10, 2005 for the Predecessor and for the period from August 11, 2005 through September 30, 2005 and for the three months ended September 30, 2006 for the Successor	3

	Consolidated Statements of Cash Flows (unaudited) for the period from January 1, 2005 through August 10, 2005 for the Predecessor and for the period from August 11, 2005 through September 30, 2005 and for the nine months ended September 30, 2006 for the Successor	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	Successor
	December 31, 2005	September 30, 2006
		(unaudited)
Assets
Current:
Cash and cash equivalents	$317	$268
Trade receivables, less allowance for doubtful accounts of $9 and $11	190	161
Earned but unbilled receivables	38	51
Prepaid expenses and other current assets	166	140
Clearing broker assets	391	457
Retained interest in accounts receivable sold	224	256
Deferred income taxes	40	47

Total current assets	1,366	1,380

Property and equipment, less accumulated depreciation of $72 and $241	705	738
Software products, less accumulated amortization of $83 and $245	1,528	1,379
Customer base, less accumulated amortization of $68 and $215	2,817	2,855
Other tangible and intangible assets, less accumulated amortization of $3 and $10	248	228
Trade name	1,019	1,019
Goodwill	6,904	6,946

Total Assets	$14,587	$14,545

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$46	$44
Accounts payable	67	60
Accrued compensation and benefits	218	173
Accrued interest expense	161	86
Other accrued expenses	282	289
Clearing broker liabilities	360	415
Deferred revenue	695	720

Total current liabilities	1,829	1,787

Long-term debt	7,383	7,384
Deferred income taxes	1,803	1,832

Total liabilities	11,015	11,003

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—

Capital in excess of par value	3,629	3,654
Accumulated deficit	(29)	(136)
Accumulated other comprehensive income (loss)	(28)	24

Total stockholder’s equity	3,572	3,542

Total Liabilities and Stockholder’s Equity	$14,587	$14,545

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Predecessor	Successor
	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine Months Ended September 30, 2006
Revenue:
Services	$2,126	$491	$2,842
License and resale fees	179	42	214

Total products and services	2,305	533	3,056
Reimbursed expenses	66	15	79

	2,371	548	3,135

Costs and expenses:
Cost of sales and direct operating	1,119	247	1,460
Sales, marketing and administration	456	117	659
Product development	154	36	191
Depreciation and amortization	141	33	175
Amortization of acquisition-related intangible assets	84	51	297
Merger costs and other	121	18	5

	2,075	502	2,787

Income from operations	296	46	348
Interest income	9	2	10
Interest expense and amortization of deferred financing fees	(17)	(88)	(483)
Other expense	—	(3)	(22)

Income (loss) before income taxes	288	(43)	(147)
Provision (benefit) for income taxes	142	(20)	(40)

Net income (loss)	$146	$(23)	$(107)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Predecessor	Successor
	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Three Months Ended September 30, 2006
Revenue:
Services	$389	$491	$963
License and resale fees	17	42	81

Total products and services	406	533	1,044
Reimbursed expenses	11	15	24

	417	548	1,068

Costs and expenses:
Cost of sales and direct operating	205	247	493
Sales, marketing and administration	76	117	215
Product development	29	36	63
Depreciation and amortization	26	33	60
Amortization of acquisition-related intangible assets	15	51	99
Merger costs and other	103	18	2

	454	502	932

Income (loss) from operations	(37)	46	136
Interest income	3	2	4
Interest expense and amortization of deferred financing fees	(3)	(88)	(165)
Other expense	—	(3)	(4)

Loss before income taxes	(37)	(43)	(29)
Provision (benefit) for income taxes	5	(20)	2

Net loss	$(42)	$(23)	$(31)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Predecessor	Successor
	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine Months Ended September 30, 2006
Cash flow from operations:
Net income (loss)	$146	$(23)	$(107)
Reconciliation of net income (loss) to cash flow from operations:
Depreciation and amortization	225	84	472
Deferred income tax benefit	(14)	(24)	(98)
Stock compensation expense	59	8	27
Amortization of deferred financing costs and debt discount	—	6	25
Other noncash credits	(17)	(4)	(36)
Accounts receivable and other current assets	79	105	43
Accounts payable and accrued expenses	106	58	(124)
Clearing broker assets and liabilities, net	(3)	15	(12)
Deferred revenue	(10)	32	24

Cash flow from operations	571	257	214

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(419)	(15)	(24)
Acquisition of SunGard by Solar Capital	—	(11,615)	—
Cash paid for property and equipment and software	(152)	(54)	(222)
Other investing activities	2	(1)	8

Cash used in investment activities	(569)	(11,685)	(238)

Financing activities:
Cash received from borrowings for the Transaction	—	7,333	—
Cash received from other borrowings, net of fees	75	13	—
Cash used to repay debt	(132)	(71)	(37)
Investment by Parent Companies	—	3,450	—
Cash received from stock option and award plans	386	—	—
Other financing activities	—	—	(3)

Cash provided by (used in) financing activities	329	10,725	(40)

Effect of exchange rate changes on cash	—	—	15

Decrease in cash and cash equivalents	331	(703)	(49)
Beginning cash and cash equivalents	675	1,006	317

Ending cash and cash equivalents	$1,006	$303	$268

Supplemental information:
Acquired businesses:
Property and equipment	$66	$—	$—
Software products	57	6	6
Customer base	160	—	5
Goodwill	213	7	16
Other tangible and intangible assets	2	1	2
Deferred income taxes	(53)	1	(1)
Purchase price obligations and debt assumed	(21)	(3)	(2)
Net current (liabilities) assets assumed	(5)	3	(2)

Cash paid for acquired businesses, net of cash acquired of $31, $0 and $2, respectively	$419	$15	$24

The accompanying notes are an integral part of these financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. (“SunGard” or the “Company”) was acquired on August 11, 2005 (the “Transaction”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake Partners and Texas Pacific Group (collectively, the “Sponsors”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard with SunGard being the surviving company.

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is a subsidiary of SunGard Capital Corp. All four of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.”

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

Effect of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This Interpretation is effective as of January 1, 2007. The Company is currently evaluating FIN 48 and the related impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 is effective as of January 1, 2008. The Company is currently evaluating SFAS 157 and the related impact on the Company’s consolidated financial statements.

2. Acquisitions and Dispositions:

Acquisition of SunGard

As discussed in Note 1, the Transaction was completed on August 11, 2005 and was financed by a combination of borrowings under the Company’s senior secured credit facilities, the issuance of senior notes due 2013 and senior subordinated notes due 2015, the funding under the Company’s receivables facilities, and the equity investment of the Sponsors, co-investors and management.

The purchase price, including transaction costs that have been allocated as debt issuance costs or included in the overall purchase price, was approximately $11.73 billion. Under business combination accounting, the total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of August 11, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon valuation data and our estimates and assumptions.

The estimated amortization expense for each of the years 2006 to 2010 has been updated primarily to reflect changes in the purchase price allocation for the Transaction. Based on amounts recorded at September 30, 2006, total estimated amortization of all acquisition-related intangible assets for the year ended December 31, 2006 and for each of the years ended December 31, 2007 to 2010 follows (in millions):

2006	$392
2007	384
2008	379
2009	375
2010	368

Acquisitions by the Company

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the nine months ended September 30, 2006, the Company completed three acquisitions in its FS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $24 million.

The following table lists the businesses the Company acquired since January 1, 2006:

Acquired Company/Business	Date Acquired	Description
Dataware Solutions, Inc.	3/14/2006	Employee compliance solutions for financial institutions.

Armonys	4/28/2006	Consulting and IT professional services to financial institutions in France.

ProNvest Inc.	9/18/2006	Managed investment account services to 401(k) participants and electronic signature and authentication software.

System Access Limited	10/2/2006	Universal banking solutions for retail and wholesale banking based in Singapore.

During October 2006, the Company completed 4 acquisitions in its FS segment for aggregate cash paid of approximately $96 million, of which approximately $75 million was spent on the acquisition of System Access Ltd.

Dispositions by the Company

During the nine months ended September 30, 2006, the Company sold one of its FS segment businesses for cash proceeds of approximately $9 million.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HEPS	AS	Total
Balance at December 31, 2005	$3,104	$1,794	$2,006	$6,904
2006 acquisitions	16	—	—	16
2006 dispositions	(7)	—	—	(7)
Adjustments related to the Transaction	(255)	100	141	(14)
Effect of foreign currency translation	11	7	29	47

Balance at September 30, 2006	$2,869	$1,901	$2,176	$6,946

3. Stock-Based Compensation:

Successor

Statement of Financial Accounting Standards (“SFAS”) Number 123R (revised 2004), Share-Based Payment (“SFAS 123R”), supersedes Accounting Principles Board Opinion Number 25 (“APB 25”) and requires companies to expense the fair value of employee stock options over the employee requisite service period. The Company adopted SFAS 123R as of the date of closing the Transaction using the modified prospective method, which requires companies to record stock compensation expense for all unvested and new awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. The Company recorded as a component of sales, marketing and administration expense non-cash stock compensation of $11 million, $27 million and $8 million for the three- and nine-month periods ended September 30, 2006 and for the period from August 11, 2005 through September 30, 2005, respectively.

Predecessor

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock option and award plans and the pro forma disclosure requirements of SFAS Number 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company recorded in merger costs a non-cash charge for stock compensation of approximately $60 million for the period from January 1, 2005 through August 10, 2005 as a result of the acceleration of vesting of all options and restricted stock in connection with the Transaction (see Note 1). Had the Company adopted the full provisions of SFAS 123, additional stock compensation expense of $102 million and $135 million, each net of tax, would have been recorded during the periods from July 1, 2005 through August 10, 2005 and January 1, 2005 through August 10, 2005, respectively, and the resulting pro forma net (loss) income would have been $(145) million and $11 million.

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	Successor
	December 31, 2005	September 30, 2006
Segregated customer cash and treasury bills	$42	$41
Securities owned	36	53
Securities borrowed	261	326
Receivables from customers and other	52	37

Clearing broker assets	$391	$457

Payables to customers	$60	$63
Securities loaned	272	302
Customer securities sold short, not yet purchased	16	28
Payable to brokers and dealers	12	22

Clearing broker liabilities	$360	$415

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

5. Debt and Derivative Instruments:

Effective January 1, 2006, the Company adopted the provisions of two technical interpretations issued by the FASB Derivatives Implementation Group (DIG) in June 2005 (commonly known as DIG Issues B38 and B39). These interpretations outline circumstances in which a put or call option embedded in debt instruments need to be separated from the debt instrument and separately valued. As of September 30, 2006, the fair value of the put option in the Company’s senior notes due 2013 and senior subordinated notes due 2015 was determined to be immaterial.

In February 2006, the Company entered into its second interest rate swap for a notional amount of $800 million. The term of the swap agreement is five years and the Company is required to pay a stream of fixed interest payments of 5.0% and, in turn, receives variable interest payments based on LIBOR (5.5% at September 30, 2006). This swap increased the hedged portion of the Company’s $4.5 billion floating rate debt to $1.6 billion. Both interest rate swaps are designated and qualify as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2006, the Company recorded a cumulative unrealized gain of $1 million in Other Comprehensive Income related to the change in the market value on the swaps, which may be recognized in the statement of operations if certain terms of the senior secured credit facility change, if the loan is extinguished or if the swap agreements are terminated prior to maturity.

6. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Predecessor	Successor
	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine Months Ended September 30, 2006
Net income (loss)	$146	$(23)	$(107)
Foreign currency translation gains (losses)	(69)	(12)	50
Unrealized gain on derivative instruments	—	—	2

Comprehensive income (loss)	$77	$(35)	$(55)

	Predecessor	Successor
	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Three Months Ended September 30, 2006
Net loss	$(42)	$(23)	$(31)
Foreign currency translation gains (losses)	5	(12)	2
Unrealized loss on derivative instruments	—	—	(16)

Comprehensive loss	$(37)	$(35)	$(45)

7. Segment Information:

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. The operating results for each segment follow (in millions):

	Predecessor		Successor
	Period from January 1, 2005 through August 10, 2005	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2006
Revenue:
Financial systems	$1,120	$193	$256	$1,484	$507
Higher education and public sector systems	471	83	110	644	221

Software & processing solutions	1,591	276	366	2,128	728
Availability services	780	141	182	1,007	340

	$2,371	$417	$548	$3,135	$1,068

Income (loss) from operations:
Financial systems	$183	$24	$24	$143	$61
Higher education and public sector systems	76	10	15	92	35

Software & processing solutions	259	34	39	235	96
Availability services	197	38	45	201	75
Corporate administration	(39)	(6)	(20)	(83)	(33)
Merger and other costs	(121)	(103)	(18)	(5)	(2)

	$296	$(37)	$46	$348	$136

Depreciation and amortization:
Financial systems	$39	$7	$9	$39	$13
Higher education and public sector systems	8	1	2	11	4

Software & processing solutions	47	8	11	50	17
Availability services	94	18	22	125	43
Corporate administration	—	—	—	—	—

	$141	$26	$33	$175	$60

Amortization of acquisition-related intangible assets:
Financial systems	$39	$7	$29	$155	$52
Higher education and public sector systems	30	6	9	53	17

Software & processing solutions	69	13	38	208	69
Availability services	15	2	13	88	30
Corporate administration	—	—	—	1	—

	$84	$15	$51	$297	$99

Cash paid for property and equipment and software:
Financial systems	$40	$8	$9	$59	$21
Higher education and public sector systems	15	3	3	14	6

Software & processing solutions	55	11	12	73	27
Availability services	97	18	42	149	51
Corporate administration	—	—	—	—	—

	$152	$29	$54	$222	$78

8. Related Party Transactions:

During the three- and nine-month periods ended September 30, 2006 and for the period from August 11, 2005 through September 30, 2005, in accordance with the Management Agreement between the Company and the Sponsors, the Company recorded $3 million, $10 million and $3 million, respectively, of management fees in sales, marketing and administration expenses in the statement of operations. At September 30, 2006 and December 31, 2005, $3 million and $4 million, respectively, was included in other accrued expenses on the balance sheet.

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

The following tables present the financial position, results of operations and cash flows of the Company (Parent), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2005 and September 30, 2006 and for each of the nine- and three-month periods ended September 30, 2006 and for the periods from January 1, 2005 through August 10, 2005 and July 1, 2005 through August 10, 2005, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet (Successor) September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$16	$(1)	$253	$—	$268
Intercompany balances	(2,013)	1,973	40	—	—
Trade receivables, net	—	21	191	—	212
Prepaid expenses, taxes and other current assets	501	101	802	(504)	900

Total current assets	(1,496)	2,094	1,286	(504)	1,380
Property and equipment, net	1	509	228	—	738
Intangible assets, net	194	4,800	487	—	5,481
Intercompany balances	(754)	733	21	—	—
Goodwill	—	6,253	693	—	6,946
Investment in subsidiaries	12,815	1,628	—	(14,443)	—

Total Assets	$10,760	$16,017	$2,715	$(14,947)	$14,545

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$5	$—	$44
Accounts payable and other current liabilities	116	1,302	829	(504)	1,743

Total current liabilities	153	1,304	834	(504)	1,787
Long-term debt	7,060	2	322	—	7,384
Intercompany debt	1	255	(130)	(126)	—
Deferred income taxes	4	1,642	186	—	1,832

Total liabilities	7,218	3,203	1,212	(630)	11,003

Total stockholder’s equity	3,542	12,814	1,503	(14,317)	3,542

Total Liabilities and Stockholder’s Equity	$10,760	$16,017	$2,715	$(14,947)	$14,545

(in millions)	Supplemental Condensed Consolidating Balance Sheet (Successor) December 31, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$74	$(8)	$251	$—	$317
Intercompany balances	(1,536)	1,442	94	—	—
Trade receivables, net	2	46	180	—	228
Prepaid expenses, taxes and other current assets	321	142	674	(316)	821

Total current assets	(1,139)	1,622	1,199	(316)	1,366
Property and equipment, net	1	496	208	—	705
Intangible assets, net	215	4,877	520	—	5,612
Goodwill	—	6,272	632	—	6,904
Intercompany balances	(744)	732	12	—	—
Investment in subsidiaries	12,568	1,563	—	(14,131)	—

Total Assets	$10,901	$15,562	$2,571	$(14,447)	$14,587

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$3	$6	$—	$46
Accounts payable and other current liabilities	204	1,158	737	(316)	1,783

Total current liabilities	241	1,161	743	(316)	1,829
Long-term debt	7,078	4	301	—	7,383
Intercompany debt	5	212	(134)	(83)	—
Deferred income taxes	5	1,617	181	—	1,803

Total liabilities	7,329	2,994	1,091	(399)	11,015

Total stockholder’s equity	3,572	12,568	1,480	(14,048)	3,572

Total Liabilities and Stockholder’s Equity	$10,901	$15,562	$2,571	$(14,447)	$14,587

(in millions)	Supplemental Condensed Consolidating Schedule of Operations (Successor) Nine Months Ended September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,299	$944	$(108)	$3,135

Costs and expenses:
Cost of sales and direct operating	—	1,087	481	(108)	1,460
Sales, marketing and administration	82	364	213	—	659
Product development	—	129	62	—	191
Depreciation and amortization	—	127	48	—	175
Amortization of acquisition-related intangible assets	2	246	49	—	297
Merger costs	5	—	—	—	5

	89	1,953	853	(108)	2,787

Income (loss) from operations	(89)	346	91	—	348
Net interest income (expense)	(465)	(8)	—	—	(473)
Other income (expense)	160	51	(17)	(216)	(22)

Income (loss) before income taxes	(394)	389	74	(216)	(147)
Provision (benefit) for income taxes	(287)	228	19	—	(40)

Net income (loss)	$(107)	$161	$55	$(216)	$(107)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations (Predecessor) Period from January 1 through August 10, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,755	$694	$(78)	$2,371

Costs and expenses:
Cost of sales and direct operating	—	847	350	(78)	1,119
Sales, marketing and administration	39	271	146	—	456
Product development	—	104	50	—	154
Depreciation and amortization	—	103	38	—	141
Amortization of acquisition-related intangible assets	—	58	26	—	84
Merger costs	119	2	—	—	121

	158	1,385	610	(78)	2,075

Income (loss) from operations	(158)	370	84	—	296
Net interest income (expense)	(11)	—	3	—	(8)
Other income (expense)	286	62	—	(348)	—

Income (loss) before income taxes	117	432	87	(348)	288
Provision (benefit) for income taxes	(29)	146	25	—	142

Net income (loss)	$146	$286	$62	$(348)	$146

(in millions)	Supplemental Condensed Consolidating Schedule of Operations (Successor) Period from August 11, 2005 through September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$413	$150	$(15)	$548

Costs and expenses:
Cost of sales and direct operating	—	187	75	(15)	247
Sales, marketing and administration	20	64	33	—	117
Product development	—	22	14	—	36
Depreciation and amortization	—	25	8	—	33
Amortization of acquisition-related intangible assets	—	41	10	—	51
Merger costs	14	—	4	—	18

	34	339	144	(15)	502

Income (loss) from operations	(34)	74	6	—	46
Net interest income (expense)	(82)	(2)	(2)	—	(86)
Other income (expense)	37	(6)	(2)	(32)	(3)

Income (loss) before income taxes	(79)	66	2	(32)	(43)
Provision (benefit) for income taxes	(58)	29	9	—	(20)

Net income (loss)	$(21)	$37	$(7)	$(32)	$(23)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations (Successor) Three Months Ended September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$782	$313	$(27)	$1,068

Costs and expenses:
Cost of sales and direct operating	—	353	167	(27)	493
Sales, marketing and administration	29	117	69	—	215
Product development	—	43	20	—	63
Depreciation and amortization	—	43	17	—	60
Amortization of acquisition-related intangible assets	1	82	16	—	99
Merger costs	2	—	—	—	2

	32	638	289	(27)	932

Income (loss) from operations	(32)	144	24	—	136
Net interest income (expense)	(157)	(1)	(3)	—	(161)
Other income (expense)	5	17	(3)	(23)	(4)

Income (loss) before income taxes	(184)	160	18	(23)	(29)
Provision (benefit) for income taxes	(153)	155	—	—	2

Net income (loss)	$(31)	$5	$18	$(23)	$(31)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations (Predecessor) Period from July 1 through August 10, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$307	$124	$(14)	$417

Costs and expenses:
Cost of sales and direct operating	—	154	65	(14)	205
Sales, marketing and administration	7	37	32	—	76
Product development	—	20	9	—	29
Depreciation and amortization	—	19	7	—	26
Amortization of acquisition-related intangible assets	—	10	5	—	15
Merger costs	102	1	—	—	103

	109	241	118	(14)	454

Income (loss) from operations	(109)	66	6	—	(37)
Net interest income (expense)	—	(4)	4	—	—
Other income (expense)	65	8	—	(73)	—

Income (loss) before income taxes	(44)	70	10	(73)	(37)
Provision (benefit) for income taxes	(2)	5	2	—	5

Net income (loss)	$(42)	$65	$8	$(73)	$(42)

	Supplemental Condensed Consolidating Schedule of Cash Flows (Successor)
(in millions)	Nine Months Ended September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(107)	$161	$55	$(216)	$(107)
Non cash adjustments	(105)	194	85	216	390
Changes in operating assets and liabilities	(271)	235	(33)	—	(69)

Cash flow provided by (used in) operations	(483)	590	107	—	214

Investment Activities
Intercompany transactions	462	(395)	(67)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(24)	—	—	(24)
Cash paid for property and equipment and software	—	(169)	(53)	—	(222)
Other investing activities	(6)	8	6	—	8

Cash provided by (used in) investment activities	456	(580)	(114)	—	(238)

Financing Activities
Net borrowings (repayments) of long-term debt	(28)	(3)	(6)	—	(37)
Cash advances to Parent	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	(31)	(3)	(6)	—	(40)

Effect of exchange rate changes on cash	—	—	15	—	15

Increase (decrease) in cash and cash equivalents	(58)	7	2	—	(49)
Beginning cash and cash equivalents	74	(8)	251	—	317

Ending cash and cash equivalents	$16	$(1)	$253	$—	$268

	Supplemental Condensed Consolidating Schedule of Cash Flows (Predecessor)
(in millions)	Period from January 1 through August 10, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$146	$286	$62	$(348)	$146
Non cash adjustments	(225)	72	58	348	253
Changes in operating assets and liabilities	39	139	(6)	—	172

Cash flow provided by (used in) operations	(40)	497	114	—	571

Investment Activities
Intercompany transactions	(137)	78	59	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(419)	—	—	(419)
Cash paid for property and equipment	7	(111)	(48)	—	(152)
Other investing activities	—	2	—	—	2

Cash provided by (used in) investment activities	(130)	(450)	11	—	(569)

Financing Activities
Net repayments of long-term debt	—	(43)	(14)	—	(57)
Other financing activities	386	—	—	—	386

Cash provided by (used in) financing activities	386	(43)	(14)	—	329

Increase in cash and equivalents	216	4	111	—	331
Beginning cash and equivalents	396	5	274	—	675

Ending cash and equivalents	$612	$9	$385	$—	$1,006

	Supplemental Condensed Consolidating Schedule of Cash Flows (Successor)
(in millions)	Period from August 11, 2005 through September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(21)	$37	$(7)	$(32)	$(23)
Non cash adjustments	7	47	16	—	70
Changes in operating assets and liabilities	(11)	298	(109)	32	210

Cash flow provided by (used in) operations	(25)	382	(100)	—	257

Investment Activities
Intercompany transactions	552	(324)	(228)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(15)	—	—	(15)
Acquisition of SunGard	(11,615)	—	—	—	(11,615)
Cash paid for property and equipment and software	—	(49)	(5)	—	(54)
Other investing activities	—	(1)	—	—	(1)

Cash provided by (used in) investment activities	(11,063)	(389)	(233)	—	(11,685)

Financing Activities
Cash received from borrowings for the Transaction	7,333	—	—	—	7,333
Investment by Parent Companies	3,450	—	—	—	3,450
Net borrowings (repayments) of long-term debt	(244)	(5)	191	—	(58)

Cash provided by (used in) financing activities	10,539	(5)	191	—	10,725

Increase (decrease) in cash and cash equivalents	(549)	(12)	(142)	—	(703)
Beginning cash and cash equivalents	612	9	385	—	1,006

Ending cash and cash equivalents	$63	$(3)	$243	$—	$303

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements the management’s discussion and analysis in the Successor’s Annual Report on Form 10-K for the year ended December 31, 2005 and presumes that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

Although SunGard Data Systems Inc. continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the mathematical combination of the Successor and Predecessor periods in the nine months and three months ended September 30, 2005 to the nine- and three-month periods ended September 30, 2006. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

Results of Operations:

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Predecessor	Successor	Combined (1)		Successor
(in millions)	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine months ended September 30, 2005		Nine months ended September 30, 2006		Percent Increase (Decrease)
							2006 vs. 2005
				percent of revenue		percent of revenue
Revenue
Financial systems (FS)	$1,120	$256	$1,376	47%	$1,484	47%	8%
Higher education and public sector systems (HEPS)	471	110	581	20%	644	21%	11%

Software & processing solutions	1,591	366	1,957	67%	2,128	68%	9%
Availability services (AS)	780	182	962	33%	1,007	32%	5%

	$2,371	$548	$2,919	100%	$3,135	100%	7%

Costs and Expenses
Cost of sales and direct operating	$1,119	$247	$1,366	47%	$1,460	47%	7%
Sales, marketing and administration	456	117	573	20%	659	21%	15%
Product development	154	36	190	7%	191	6%	1%
Depreciation and amortization	141	33	174	6%	175	6%	1%
Amortization of acquisition- related intangible assets	84	51	135	5%	297	9%	120%
Merger and other costs	121	18	139	5%	5	—%	(96)%

	$2,075	$502	$2,577	88%	$2,787	89%	8%

Operating Income
Financial systems (2)	$183	$24	$207	15%	$143	10%	(31)%
Higher education and public sector systems (2)	76	15	91	16%	92	14%	1%

Software & processing solutions (2)	259	39	298	15%	235	11%	(21)%
Availability services (2)	197	45	242	25%	201	20%	(17)%
Corporate administration	(39)	(20)	(59)	(2)%	(83)	(3)%	41%
Merger and other costs	(121)	(18)	(139)	(5)%	(5)	—%	(96)%

	$296	$46	$342	12%	$348	11%	2%

(1)	As described above, our combined results for the nine months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from January 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.
(2)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Predecessor	Successor	Combined (1)		Successor
(in millions)	Period from January 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine months ended September 30, 2005		Nine Months Ended September 30, 2006		Percent Increase (Decrease) 2006 vs. 2005

				percent of revenue		Percent of revenue
Financial Systems
Services	$968	$222	$1,190	41%	$1,312	42%	10%
License and resale fees	99	23	122	4%	112	4%	(8)%

Total products and services	1,067	245	1,312	45%	1,424	45%	9%
Reimbursed expenses	53	11	64	2%	60	2%	(6)%

	$1,120	$256	$1,376	47%	$1,484	47%	8%

Higher Education and Public Sector Systems
Services	$393	$90	$483	17%	$537	17%	11%
License and resale fees	70	18	88	3%	97	3%	10%

Total products and services	463	108	571	20%	634	20%	11%
Reimbursed expenses	8	2	10	—%	10	—%	—%

	$471	$110	$581	20%	$644	21%	11%

Software & Processing Solutions
Services	$1,361	$312	$1,673	57%	$1,849	59%	11%
License and resale fees	169	41	210	7%	209	7%	—%

Total products and services	1,530	353	1,883	65%	2,058	66%	9%
Reimbursed expenses	61	13	74	3%	70	2%	(5)%

	$1,591	$366	$1,957	67%	$2,128	68%	9%

Availability Services
Services	$765	$179	$944	32%	$993	32%	5%
License and resale fees	10	1	11	—%	5	—%	(55)%

Total products and services	775	180	955	33%	998	32%	5%
Reimbursed expenses	5	2	7	—%	9	—%	29%

	$780	$182	$962	33%	$1,007	32%	5%

Total Revenue
Services	$2,126	$491	$2,617	90%	$2,842	91%	9%
License and resale fees	179	42	221	8%	214	7%	(3)%

Total products and services	2,305	533	2,838	97%	3,056	97%	8%
Reimbursed expenses	66	15	81	3%	79	3%	(2)%

	$2,371	$548	$2,919	100%	$3,135	100%	7%

(1)	As described above, our combined results for the nine months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from January 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.

Income from Operations:

Our total operating margin was 11% for the nine months ended September 30, 2006, compared to 12% for the nine months ended September 30, 2005, due primarily to $143 million of incremental amortization of acquisition-related intangible assets resulting from the Transaction (“incremental amortization”), a $19 million increase in non-cash stock compensation cost and a $10 million decrease in software license fees, partially offset by a $134 million reduction in merger costs, a $12 million increase in revenue related to purchase accounting adjustments in 2005 recorded in connection with the Transaction (the “deferred revenue adjustment”) and an $11 million one-time charge related to the relocation of an AS facility in the prior year period. The negative impact on the total operating margin of the incremental amortization, the increase in stock compensation cost and the decrease in software license fees were 460, 60 and 30 basis points, respectively, while the reduction in merger costs, the 2005 deferred revenue adjustment and the one-time facility relocation cost improved the operating margin by 460, 40 and 40 basis points, respectively (one hundred basis points equals one percentage point).

Financial Systems:

The FS operating margin was 10% and 15% for the nine months ended September 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to $73 million of incremental amortization (490 basis points) and a $10 million decrease in software license fees (60 basis points).

Higher Education and Public Sector Systems:

The HEPS operating margin was 14% and 16% for the nine months ended September 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to $11 million of incremental amortization (170 basis points) and a $2 million decrease in software license fees (30 basis points), partially offset by the effect of the 2005 deferred revenue adjustment of $3 million (50 basis points).

Availability Services:

The AS operating margin was 20% and 25% for the nine months ended September 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to $59 million of incremental amortization (590 basis points). The operating margin in 2005 was reduced by 120 basis points because of an $11 million one-time charge related to the relocation of an AS facility and the effect of $6 million by the 2005 deferred revenue adjustment (40 basis points).

Revenue:

Total revenue increased $216 million for the nine months ended September 30, 2006 compared to the first nine months of 2005. The increase in total revenue in 2006 is due primarily to internal revenue growth. Internal revenue growth was approximately 5% and 6% for the first nine months of 2006 and 2005, respectively. Internal revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months and the $12 million deferred revenue adjustment in 2005.

For the nine months ended September 30, 2006, services revenue increased to $2,842 million from $2,617 million during the first nine months of 2005. Services revenue represented approximately 91% and 90% of total revenue in the first nine months of 2006 and 2005, respectively. The $225 million increase was due to internal revenue growth of $164 million across all segments and acquired revenue in FS and HEPS.

Professional services revenue was $542 million and $469 million for the nine months ended September 30, 2006 and 2005, respectively. The increase was due primarily to internal revenue growth in FS and HEPS.

Revenue from license and resale fees was $214 million and $221 million for the nine months ended September 30, 2006 and 2005, respectively, and included software license revenue of $155 million and $164 million, respectively. The decrease in software license revenue was mostly from FS, with a smaller decline in HEPS, and primarily reflects the impact of $17 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005.

Financial Systems:

FS revenue increased $108 million in 2006. Internal revenue growth was 5% during each of the first nine months of 2006 and 2005. FS services revenue increased $122 million and FS license and resale fees decreased $10 million. The increase in services revenue is due primarily to internal revenue growth, and, to a lesser degree, to acquired businesses, partially offset by the deferred revenue adjustment of $3 million in the prior year period. Software license fees were $103 million in the nine months ended September 30, 2006, a decrease of $10 million. The decrease in software license fees was across the segment and primarily reflects the impact of $9 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005, partially offset by a deferred revenue adjustment of $1 million in the prior year period.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $63 million for the nine months ended September 30, 2006 compared to the corresponding period in 2005 due to both internal revenue growth and a business acquired in the first quarter of 2005, partially offset by a $3 million deferred revenue adjustment in the prior year period. HEPS services revenue increased $54 million and license and resale fees increased $9 million. Software license fees were $49 million in the nine months ended September 30, 2006, a decrease of $3 million, which primarily reflects the impact of $8 million of software license backlog at December 31, 2004 which was recognized as revenue in the first quarter of 2005. Resale fees increased $12 million compared to the prior year period due primarily to a business acquired in the first quarter of 2005. HEPS internal revenue growth was approximately 6% and 11% for the nine months ended September 30, 2006 and 2005, respectively.

Availability Services:

AS revenue increased $45 million in 2006 or 5%. AS internal revenue increased approximately 5% in 2006, reflecting the effect of the disposition of a U.K.-based value-added reseller. This compares to internal revenue growth of approximately 4% during the first nine months of 2005.

Costs and Expenses:

The increase of $210 million in total costs and expenses was due primarily to increased expenses across all segments, incremental amortization of $143 million and to acquired businesses, offset by a $134 million decrease in merger costs. Costs and expenses in 2005 includes the impact of a one-time charge of $11 million related to the relocation of a leased AS facility in North Bergen, New Jersey.

Cost of sales and direct operating expenses as a percentage of total revenue were consistent at 47% in each of the nine-month periods ended September 30, 2006 and 2005. Cost of sales and direct operating expenses increased $94 million due primarily to increases across all segments and the increase from acquired businesses, offset in part by a one-time charge of $11 million related to the relocation of an AS facility in 2005.

Sales, marketing and administration expenses increased as a percentage of total revenue to 21% for the nine months ended September 30, 2006 compared to 20% in 2005. The increase in sales, marketing and administration expenses of $86 million was due primarily to increases in all segments, mostly FS, to the increase in non-cash stock compensation of $19 million and to acquired businesses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from Software and Processing Solutions. For each of the nine-month periods ended September 30, 2006 and 2005, product development costs were 9% and 10%, respectively, of revenue from Software and Processing Solutions.

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the nine months ended September 30, 2006 and 2005.

Amortization of acquisition-related intangible assets was 9% of total revenue during the first nine months of 2006, compared to 5% in 2005. Amortization of acquisition-related intangible assets increased $162 million, of which $143 million is incremental amortization resulting from the Transaction with the balance from recent acquisitions.

Merger and other costs decreased $134 million during the nine months ended September 30, 2006 compared to the prior year period. The nine-month period ended September 30, 2005 included costs associated with the Transaction.

Interest income was $10 million and $11 million, respectively, for the nine-month periods ended September 30, 2006 and 2005. Interest expense was $483 million and $105 million for the nine months ended September 30, 2006 and 2005, respectively. The increase was due to the debt incurred in connection with the Transaction and includes amortization of debt issuance costs and debt discounts of $19 million.

Other expense was $22 million for the nine months ended September 30, 2006 from $3 million for the prior year period. The increase is primarily due to losses incurred related to our accounts receivable securitization program.

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Predecessor	Successor	Combined (1)		Successor		Percent Increase (Decrease) 2006 vs. 2005
	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Three months ended September 30, 2005		Three months ended September 30, 2006

(in millions)				percent of revenue		percent of revenue
Revenue
Financial systems (FS)	$193	$256	$449	47%	$507	47%	13%
Higher education and public sector systems (HEPS)	83	110	193	20%	221	21%	15%

Software & processing solutions	276	366	642	67%	728	68%	13%
Availability services (AS)	141	182	323	33%	340	32%	5%

	$417	$548	$965	100%	$1,068	100%	11%

Costs and Expenses
Cost of sales and direct operating	$205	$247	$452	47%	$493	46%	9%
Sales, marketing and administration	76	117	193	20%	215	20%	11%
Product development	29	36	65	7%	63	6%	(3)%
Depreciation and amortization	26	33	59	6%	60	6%	2%
Amortization of acquisition- related intangible assets	15	51	66	7%	99	9%	50%
Merger and other costs	103	18	121	13%	2	—%	(98)%

	$454	$502	$956	99%	$932	87%	(3)%

Operating Income
Financial systems (2)	$24	$24	$48	11%	$61	12%	27%
Higher education and public sector systems (2)	10	15	25	13%	35	16%	40%

Software & processing solutions (2)	34	39	73	11%	96	13%	32%
Availability services (2)	38	45	83	26%	75	22%	(10)%
Corporate administration	(6)	(20)	(26)	(3)%	(33)	(3)%	27%
Merger and other costs	(103)	(18)	(121)	(13)%	(2)	—%	(98)%

	$(37)	$46	$9	1%	$136	13%	1411%

(1)	As described above, our combined results for the three months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from July 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.
(2)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Predecessor	Successor	Combined (1)		Successor
	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Three months ended September 30, 2005		Three Months Ended September 30, 2006		Percent Increase (Decrease)
							2006 vs. 2005
(in millions)				percent of revenue		percent of revenue
Financial Systems
Services	$174	$222	$396	41%	$448	42%	13%
License and resale fees	10	23	33	3%	40	4%	21%

Total products and services	184	245	429	44%	488	46%	14%
Reimbursed expenses	9	11	20	2%	19	2%	(5)%

	$193	$256	$449	47%	$507	47%	13%

Higher Education and Public Sector Systems
Services	$75	$90	$165	17%	$178	17%	8%
License and resale fees	6	18	24	2%	39	4%	63%

Total products and services	81	108	189	20%	217	20%	15%
Reimbursed expenses	2	2	4	—%	4	—%	—%

	$83	$110	$193	20%	$221	21%	15%

Software & Processing Solutions
Services	$249	$312	$561	58%	$626	59%	12%
License and resale fees	16	41	57	6%	79	7%	39%

Total products and services	265	353	618	64%	705	66%	14%
Reimbursed expenses	11	13	24	2%	23	2%	(4)%

	$276	$366	$642	67%	$728	68%	13%

Availability Services
Services	$140	$179	$319	33%	$337	32%	6%
License and resale fees	1	1	2	—%	2	—%	—%

Total products and services	141	180	321	33%	339	32%	6%
Reimbursed expenses	—	2	2	—%	1	—%	(50)%

	$141	$182	$323	33%	$340	32%	5%

Total Revenue
Services	$389	$491	$880	91%	$963	90%	9%
License and resale fees	17	42	59	6%	81	8%	37%

Total products and services	406	533	939	97%	1,044	98%	11%
Reimbursed expenses	11	15	26	3%	24	2%	(8)%

	$417	$548	$965	100%	$1,068	100%	11%

(1)	As described above, our combined results for the three months ended September 30, 2005 represent the sum of the amounts for the Predecessor period from July 1, 2005 through August 10, 2005 and for the Successor period from August 11, 2005 through September 30, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables a meaningful comparison of our results.

Income from Operations:

Our total operating margin was 13% for the three months ended September 30, 2006 compared to 1% for the three months ended September 30, 2005, due primarily to a decrease of $119 million in merger costs, a $12 million deferred revenue adjustment in the prior year period and a decrease of $9 million in software license fees, partially offset by $27 million of incremental amortization and $3 million of increased stock compensation cost. The impact on the total operating margin of the decrease in merger costs, the deferred revenue adjustment and the decrease in license fees was 1,240, 120 and 70 basis points, respectively, while the incremental amortization and the stock compensation cost reduced the operating margin by 250 and 30 basis points, respectively.

Financial Systems:

The FS operating margin was 12% and 11% for the three months ended September 30, 2006 and 2005, respectively. The higher margin in 2006 was due primarily to improved performance of the businesses in the segment, a $6 million increase in license fees (110 basis points) and the $3 million effect of the 2005 deferred revenue adjustment (60 basis points), partially offset by $11 million of incremental amortization (220 basis points).

Higher Education and Public Sector Systems:

The HEPS operating margin was 16% and 13% for the three months ended September 30, 2006 and 2005, respectively. The higher margin in 2006 was due primarily to strong performance in the quarter across all businesses in the segment and the net effect of 160 basis points related to the 2005 deferred revenue adjustment, a $2 million increase in license fees and $2 million of incremental amortization.

Availability Services:

The AS operating margin was 22% and 26% for the three months ended September 30, 2006 and 2005, respectively. The lower margin in 2006 was due primarily to $14 million of incremental amortization (400 basis points).

Revenue:

Total revenue increased $103 million for the three months ended September 30, 2006 compared to the third quarter of 2005. The increase in total revenue in 2006 is primarily due to internal revenue growth, which was approximately 8%, compared to a 4% increase in the third quarter of 2005.

For the three months ended September 30, 2006, services revenue increased to $963 million from $880 million in the third quarter of 2005. Services revenue represented approximately 90% and 91% of total revenue in the third quarter of 2006 and 2005, respectively. The $83 million increase was due primarily to increases in internal revenue in all three segments.

Professional services revenue was $189 million and $160 million for the three months ended September 30, 2006 and 2005, respectively.

Revenue from license and resale fees was $81 million and $59 million for the three months ended September 30, 2006 and 2005, respectively, and included software license revenue of $53 million and $42 million, respectively. The increase in software license revenue was primarily due to the internal revenue growth and the impact of acquired FS businesses.

Financial Systems:

FS revenue increased $58 million in 2006. FS services revenue increased $52 million, due primarily to internal revenue growth, $9 million from acquired businesses and $3 million as a result of the deferred revenue adjustment in the prior year period. License and resale fees increased $7 million to $40 million. Internal revenue growth was 9% in the third quarter of 2006 compared to 3% in the third quarter of 2005. FS professional services revenue increased $23 million from both internal revenue growth and from acquired businesses.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $28 million, $3 million of which is related to the deferred revenue adjustment in the prior year period. The balance of the increase is due to 12% internal revenue growth in the third quarter of 2006. Internal revenue grew 5% in the third quarter of 2005.

Availability Services:

AS revenue increased $17 million in 2006 or 5%. AS internal revenue increased approximately 4% in 2006, reflecting the effect of the disposition of a U.K.-based value-added reseller and the $6 million deferred revenue adjustment in the prior year period. This compares to internal revenue growth of approximately 6% in the third quarter of 2005.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the three months ended September 30, 2006 decreased to 87% from 99% in 2005. This decrease is due primarily to the decrease in merger and other costs of $119 million, partially offset by increased expenses across all segments, incremental amortization of $27 million, incremental stock compensation expense of $3 million and to acquired businesses.

Cost of sales and direct operating expenses as a percentage of total revenue were 46% and 47% during the three-month periods ended September 30, 2006 and 2005, respectively. Cost of sales and direct operating expenses increased $41 million due primarily to increased expenses across all segments and from acquired businesses.

Sales, marketing and administration expenses as a percentage of total revenue remained unchanged at 20% for each of the three months ended September 30, 2006 and 2005. The increase in sales, marketing and administration expenses of $22 million was due primarily to internal growth of costs in FS to support the increase in business activity, to acquired businesses and to non-cash stock compensation of $3 million.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended September 30, 2006 and 2005, product development costs were 9% and 10%, respectively, of revenue from software and processing solutions.

Depreciation and amortization remained unchanged as a percentage of total revenue at 6% for each of the three months ended September 30, 2006 and 2005.

Amortization of acquisition-related intangible assets was 9% of total revenue in the third quarter of 2006, compared to 7% in 2005. Amortization of acquisition-related intangible assets increased $33 million, of which $27 million is incremental amortization with the balance from acquired businesses.

Merger and other costs decreased $119 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, which included costs associated with the Transaction.

Interest income was $4 million and $5 million for the three months ended September 30, 2006 and 2005, respectively. Interest expense was $165 million and $91 million for the three months ended September 30, 2006 and 2005, respectively. The increase was due to the debt incurred in connection with the Transaction, and includes amortization of debt issuance costs and debt discounts of $2 million.

Provision for income taxes was $2 million for the three months ended September 30, 2006 compared to a $15 million benefit in the prior year period due to the income tax benefit resulting from the loss before income taxes being offset by a limitation on the use of foreign tax credits.

Liquidity and Capital Resources:

At September 30, 2006, cash and equivalents were $268 million, a decrease of $49 million from December 31, 2005. Cash flow from operations was $214 million in the nine months ended September 30, 2006 compared to cash flow from operations of $828 million in the nine months ended September 30, 2005. The decrease in cash flow from operations is due primarily to the increased interest payments in 2006 related to the debt incurred as a result of the Transaction and from the 2005 impact of the sale of accounts receivable under our long-term receivables facility.

Net cash used in investing activities was $238 million in the nine months ended September 30, 2006, comprised primarily of cash paid for property and equipment and other assets. During the nine months ended September 30, 2006, we spent $24 million (net of cash acquired) on three acquisitions and received approximately $9 million of cash proceeds from the sale of one business. Net cash used in investing activities was $12.25 billion in the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we spent $11.62 billion in connection with the Transaction, $434 million (net of cash acquired) on eight acquisitions and $206 million for property and equipment and other assets.

Net cash used in financing activities was $40 million for the nine months ended September 30, 2006, primarily related to repayment of borrowings. At September 30, 2006, there were no borrowings outstanding under our revolving credit facility. Net cash provided by financing activities was $11.05 billion for the nine months ended September 30, 2005, of which $11.11 billion was Transaction-related financing activities, including $7.33 billion of debt and $3.45 billion of equity contributions by SunGard Holdco LLC, the Company’s parent.

At September 30, 2006, contingent purchase price obligations that depends upon the operating performance of two acquired businesses total $41 million, which we currently do not expect to pay. We also have outstanding letters of credit and bid bonds that total approximately $42 million.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2006, we have outstanding $7.4 billion in aggregate indebtedness, with additional borrowing capacity of $977 million under our revolving credit facility (after giving effect to outstanding letters of credit). Also, at September 30, 2006, $371 million was outstanding under our $450 million off-balance sheet receivables securitization facility.

We expect our cash flows from operations, combined with availability under our revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

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

Adjusted EBITDA is calculated as follows:

	Predecessor		Successor
	Period from January 1, 2005 through August 10, 2005	Period from July 1, 2005 through August 10, 2005	Period from August 11, 2005 through September 30, 2005	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2006	Last Twelve Months September 30, 2006
Net income (loss)	$146	$(42)	$(23)	$(107)	$(31)	$(113)
Interest expense, net	8	—	86	473	161	629
Taxes	142	5	(20)	(40)	2	(53)
Depreciation and amortization	225	41	84	472	159	624

EBITDA	521	4	127	798	291	1,087
Purchase accounting adjustments (a)	—	—	12	2	—	9
Non-cash charges (b)	61	60	8	28	10	50
Unusual or non-recurring charges (c)	61	43	19	16	5	18
Restructuring charges or reserves (d)	12	1	—	—	—	—
Acquired EBITDA, net of disposed EBITDA (e)	17	—	1	3	2	2
Other (f)	2	—	1	14	3	21

Adjusted EBITDA - senior secured credit facilities	674	108	168	861	311	1,187
Loss on sale of receivables (g)	—	—	4	20	7	34

Adjusted EBITDA - senior notes due 2013 and senior subordinated notes due 2015	$674	$108	$172	$881	$318	$1,221

(a)	Purchase accounting adjustments include the adjustment of deferred revenue to fair value at the date of the Transaction.
(b)	Non-cash charges include non-cash stock-based compensation resulting from the new stock-based compensation plans under SFAS 123R and loss on the sale of assets.
(c)	Unusual or non-recurring charges include merger costs associated with the Transaction, payroll taxes and certain compensation and other expenses associated with acquisitions made by the Company.
(d)	Restructuring charges or reserves include the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.
(e)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(f)	Other includes franchise and similar taxes reported in operating expenses and management fees paid to the Sponsors, offset by interest charges relating to the receivables facilities and gains related to fluctuation of foreign currency exchange rates.
(g)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended September 30, 2006 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	2.02x
Maximum total debt to Adjusted EBITDA	8.25x	6.11x

Senior notes due 2013 and senior subordinated notes due 2015 (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.06x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.40x for the four-quarter period ended December 31, 2005 and stepping up over time to 1.50x by the end of 2006 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or nonrecurring interest expense and the elimination of interest expense and fees associated with our receivables facility. Beginning with the four-quarter period ending March 31, 2006, we are also required to maintain a consolidated total debt to Adjusted EBITDA ratio starting at a maximum of 8.25x and stepping down over time to 7.75x by the end of 2006 and 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders fail to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures is tied to an Adjusted EBITDA to fixed charges ratio (“fixed charges coverage ratio”) of at least 2.00x, except that we may incur certain debt and make certain restricted payments in certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior secured credit facilities from time to time; as of September 30, 2006, we have $3.96 billion outstanding under our term loan facilities and available commitments of $977 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense and the elimination of interest expense and fees associated with our receivables facility.

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

At September 30, 2006, we had total debt of $7.4 billion, including $4.4 billion of variable rate debt. We have entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements, each with a notional value of $800 million, effectively fix our interest rates at 4.85% and 5.00% and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.8 billion is subject to market rate risk, as our interest payments will fluctuate as the underlying interest rates change as a result of market changes. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $36 million and $44 million per year, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to Vote of Security Holders: The Company’s sole stockholder, SunGard Holdco LLC, approved by written consent dated September 12, 2006, (1) an increase in the number of directors from eight to nine and (2) the election of the following persons as directors to serve in such capacity until his or her successor is designated and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified: Chinh Chu, Cristóbal Conde, John Connaughton, James Greene, Jr., Glenn Hutchins, James L. Mann, John Marren, Sanjeev Mehra and Julie Richardson.

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

SUNGARD DATA SYSTEMS INC.

Dated: November 2, 2006	By:	/s/ Michael J. Ruane
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