Form 10-K
period 2006-12-31
SUNGARD DATA SYSTEMS INC
filed 2007-03-09
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐.  No ☒.

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

There were 100 shares of the registrant’s Common Stock outstanding as of March 1, 2007.

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

We were acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and Texas Pacific Group (the “Transaction”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard Data Systems Inc., with SunGard Data Systems Inc. being the surviving company.

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

Highly attractive business model.    Our portfolio of businesses have substantial recurring revenue, a diversified customer base and significant operating cash flow generation.

•

Extensive portfolio of businesses with substantial recurring revenue.    With a large portfolio of services and products in each of our three business segments, we have a diversified and stable business. We estimate that approximately 89% of our revenue for the past three fiscal years was recurring in nature. In FS, none of our business units accounted for more than 6% of FS revenue in 2006. Because our FS customers generally pay us monthly fees that are based on metrics such as number of users or accounts, we believe that our FS revenue is more insulated from trading and transaction volumes than the financial services industry at large. Our portfolio of businesses and the largely recurring nature of our revenue across all three of our segments have reduced volatility in our revenue and income from operations.

•

Diversified and stable customer base.    Our base of more than 25,000 customers includes the world’s 50 largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, institutions of higher education, school districts and not-for-profit organizations. Our AS business serves customers across most sectors of the economy. We believe that our specialized solutions and services help our customers improve operational efficiency, capture growth opportunities and respond to regulatory requirements, which results in long-term customer relationships. Our customer base is highly diversified with no single customer accounting for more than 3% of total revenue during any of the last three fiscal years.

•

Significant operating cash flow generation.    The combination of moderate capital expenditures and minimal working capital requirements allows us to convert a significant proportion of our revenue to cash available for debt service.

Experienced and committed management team with track record of success.    Our management team, operating within a entrepreneurial culture, has a long track record of operational excellence, has a proven ability to acquire and integrate complementary businesses, and is highly committed to our Company’s long-term success.

•

Long track record of operational excellence.    We have a solid track record of performance consistent with internal financial targets. Our experienced senior executive officers have proven capabilities in both running a global business and managing numerous applications that are important to our customers. Our FS solutions account for and manage over $25 trillion in investment assets and process over 5 million transactions per day. In our HEPS business, more than 1,600 institutions rely on SunGard Higher Education to support their digital campuses. Our AS business has had a 100% success rate in supporting customer recoveries since our inception.

•

Successful, disciplined acquisition program.    To complement our organic growth, we have a highly disciplined, due diligence-intensive program to evaluate, execute and integrate acquisitions. We have completed more than 150 acquisitions over the past 20 years and overall have improved the operating performance of acquired businesses. Our ongoing acquisition program has contributed significantly to our long-term growth and success.

•

Experienced and committed management team.    Our senior executive officers have on average more than 15 years of industry experience. Our senior managers have committed significant personal capital to our Company in connection with the Transaction.

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

Business Segment Overview

Our Segments

	Financial Systems	Higher Education and Public Sector Systems	Availability Services
Revenue for the Year Ended December 31, 2006	$2.10 billion	$870 million	$1.36 billion

Products and Organization	• Software and processing solutions that automate the many detailed processes associated with trading securities, managing portfolios of and accounting for investment assets	• Specialized enterprise resource planning and administrative solutions

•   Portfolio of “always ready” standby services, as well as advanced recovery and “always on” production services that help businesses maintain uninterrupted access to their critical information and computer systems

Key Facts	• 50+ primary brands	• 30+ products	• 3,000,000+ square feet of operations space • 25,000+ mile global network

Primary Customers	• Financial services companies • Corporate and government treasury departments • Energy companies	• Higher education institutions • School districts • State and local governments • Not-for-profit organizations	• Large, medium and small companies across virtually all industries

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

Our operating group for our FS business units based in Europe better serves our European customers by focusing our product development and distribution strategies on their specific requirements. During 2006, we expanded operations in Asia Pacific through the acquisitions of System Access Limited and Shanghai Fudan Kingstar Computer Co., Ltd. System Access, based in Singapore, offers universal banking software solutions for financial institutions worldwide and provides us with an opportunity to establish new and deepen existing relationships with banks in Asia Pacific, Central and Eastern Europe, and the Middle East and Africa. Kingstar is a leading provider of software and processing solutions for China’s financial services industry, higher education and public sector and serves more than 400 customers.

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

Our investment management systems are used to track investment activities including purchases and sales of securities, value portfolios using securities prices from various market sources, provide performance measurement and attribution analyses, perform complex accounting calculations and general ledger postings, and generate a variety of accounting, audit, tax and regulatory reports. In addition, some of these systems are used by investment advisors and other portfolio managers to analyze large investment portfolios using various models to assist with investment strategy and management decisions. We also provide software solutions that address the specialized accounting needs of domestic and offshore hedge funds and funds of funds and that address the specialized needs of private equity partnerships and venture capital funds. In 2006, we strengthened our offerings to hedge funds through the acquisition of Integrated Business Systems, Inc., a leading provider of portfolio accounting solution for hedge funds.

Trading, Treasury and Risk Management Systems

Our trading systems are used by traders worldwide to trade most types of financial instruments and commodities, including equities, fixed income, foreign exchange, and their derivatives and to help manage and report trades efficiently. The capabilities of our trading systems range from online transaction initiation and order management to integrated trading, trade matching, and accounting. Many of our customers achieve further efficiencies by completing transactions through the SunGard Transaction Network, which links participants across the financial industry to provide automated order routing for a variety of securities types, including U.S. and foreign equities, fixed-income instruments, mutual funds, money market funds, certificates of deposit, and commercial paper, as well as offering a full-service equities trading desk for institutional investors. We also operate a clearing broker that provides order routing, execution and clearing for professional traders and institutional investors.

Our treasury systems are used by the treasury departments of corporate and government entities worldwide to manage cash, accounts receivable and payable, debt and investments.

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

Benefit Administration and Insurance Systems

Our employee benefit plan systems automate the participant accounting activities associated with defined contribution retirement plans, such as 401(k) plans. These systems maintain the books of record for each participant’s share of the cash and securities in the plan, monitor compliance with government regulations and plan restrictions, process cash contributions and benefit payments and produce tax reports for plan sponsors and participants. As a complement to these systems, we offer document generation systems for creating retirement plan documents and forms, and software for generating annual government filings and returns by employee benefit plans. With the recent acquisition of ProNvest Inc., we now offer managed account services to 401(k) participants and electronic signature software.

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

Enterprise Solutions

Our enterprise solutions group brings product management, global account management, offshore services and consulting services together in order to market and sell enterprise software and processing solutions primarily to our global accounts. The enterprise solutions group employs industry experts who work with global account customers to proactively define and plan enterprise solutions that address their current and anticipated requirements.

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

Higher Education

Our Higher Education solutions helps colleges and universities build, unify and manage their digital campuses. We work collaboratively with institutions to create learning environments distinguished by self-service convenience, operational efficiency and academic excellence through a broad spectrum of industry-leading software and services. These include administrative and academic solutions; business and curriculum planning solutions; portal, collaboration and content management solutions; information access and business intelligence solutions; strategic consulting; systems implementation and integration solutions; and technology outsourcing solutions.

Public Sector

In Public Sector Systems, we serve a wide range of customers—including K-12 school districts, not-for-profit organizations, local governments and emergency services—with a growing range of specialized enterprise resource planning and administrative solutions for functions such as accounting, human resources, payroll, utility billing, land management, public safety and justice.

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

Because data and business applications can vary significantly in importance, there is a need for a broad range of information availability services. A customer’s tolerance for downtime with respect to a particular application and the cost of the solution will dictate the type and complexity of availability services that the customer will select for that application. Our principal AS offering is a broad range of “always ready” standby services that were traditionally called disaster recovery services. As technology and customer needs evolved, we not only expanded the scope of our standby services, but also developed advanced recovery services and “always on” production services. We provide all of these services on a subscription basis. We help customers select and blend multiple services to achieve an overall business solution tailored to meet their goals for both production and recovery. We also provide professional services to help our customers design, implement and maintain the ways they access critical information. With our comprehensive portfolio of AS offerings, complemented by professional services, we can meet customers’ varied information availability requirements with cost-effective, reliable and secure solutions. To service our nearly 10,000 AS customers, we operate more than 3,000,000 square feet of operations space at over 60 locations in 10 countries and a global network of approximately 25,000 miles.

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

Acquisitions

To complement our organic growth, we have a highly disciplined, due diligence intensive program to evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2006, we spent approximately $163 million in cash to acquire ten FS businesses.

The following table lists the businesses we acquired in 2006:

Acquired Company/Business	Date Acquired	Description
Dataware Solutions, Inc.	03/14/06	Employee compliance solutions for financial institutions.

Armonys Technology SAS.	04/28/06	Consulting and IT professional services to financial institutions in France.

ProNvest Inc.	09/18/06	Managed investment account services to 401(k) participants and electronic signature and authentication software.

System Access Limited	10/02/06	Universal banking solutions for retail and wholesale banking based in Singapore.

Soliton’s Time Square business	10/02/06	Data management software and services.

Trax NV	10/10/06	Payment and liquidity management solutions.

Shanghai Fudan Kingstar Computer Co., Ltd.	10/31/06	Software and processing solutions for China’s financial services, higher education and public sector.

Carnot AG	11/03/06	Business process management solutions based in Germany.

Integrated Business Systems, Inc.	11/17/06	Investment accounting software and services for hedge funds.

Automated Financial Systems Corporation	12/14/06	Front-office solutions for the retail brokerage industry.

Product Development

We continually support, upgrade and enhance our systems to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology.

We fund most of our routine ongoing software support activities through a portion of the monthly fees paid by our application service provider customers and the software support and related upgrade fees paid by our license customers. Our expenditures for software development during the years ended December 31, 2004, 2005 and 2006, including amounts that were capitalized, totaled approximately $254 million, $265 million and $276 million, respectively. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our financial systems are marketed throughout North America and Europe and many are marketed worldwide, with the principal focus being on selling additional products and services to existing customers. Our availability services and higher education and public sector systems are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our revenue from sales outside the United States during the years ended December 31, 2004, 2005 and 2006 totaled approximately $918 million, $1,102 million and $1,232 million, respectively.

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

Employees

On December 31, 2006, we had approximately 16,600 employees. We believe that our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we believe that we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS). We believe that our employee relations are excellent.

Proprietary Protection

We own registered marks for the SUNGARD name and own or have applied for trademark registrations for many of our services and software products.

To protect our proprietary services and software, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We have a few registrations of our copyrights and a number of patents and patent applications pending. We will continue to apply for software and business method patents on a case-by-case basis and will continue to monitor ongoing developments in the evolving software and business method patent field (see ITEM 1A—RISK FACTORS).

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

As a result of being acquired on August 11, 2005 by a consortium of private equity investment funds, we are highly leveraged and our debt service requirements are significant. At December 31, 2006, our total indebtedness was $7.44 billion, and we had $987 million available for borrowing under our revolving credit facility, after giving effect to certain outstanding letters of credit. In addition, at December 31, 2006, we had borrowed $376 million of our $450 million off-balance sheet receivables facility.

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

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, the floating rate senior notes and our receivables facility are at variable rates of interest;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures relating to our senior notes due 2013 and senior subordinated notes due 2015. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our senior notes due 2013 and senior subordinated notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

In addition, under the senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.

If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement and the senior notes due 2009 and 2014, to the extent required by the indenture governing these notes. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior secured credit facilities and the senior notes, as well as our unsecured indebtedness.

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

Because our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, our business and financial results may suffer. If financial services firms continue to consolidate, there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own solution or another vendor’s solution, they could decide to consolidate on a non-SunGard system, which could have an adverse effect on our financial results.

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

Our application service provider systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our trading, treasury and risk management systems maintain account and trading information for our customers and their clients, and our benefit administration and insurance systems maintain investor account information for retirement plans, insurance policies and mutual funds. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

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

Organizations like the Securities and Exchange Commission and National Association of Securities Dealers can, among other things, fine, censure, issue cease-and-desist orders and suspend or expel a broker/dealer or any of its officers or employees for failures to comply with the many laws and regulations that govern brokerage operations. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance and enforcement of an effective brokerage compliance program. Our failure to establish, maintain and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry, in particular with respect to active traders, may change, which could adversely affect our financial results.

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

During 2006, approximately 28% of our revenue was generated outside the United States. Approximately 77% of this revenue was from customers located in the United Kingdom and Continental Europe. During 2006, we expanded our operations in Asia Pacific. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

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

Investment funds associated with or designated by the Sponsors indirectly own, through their ownership in our parent companies, a substantial portion of our capital stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether noteholders believe that any such transaction is in their own best interests. For example, the Sponsors could cause us to make acquisitions or pay dividends that increase the amount of indebtedness that is secured or that is senior to our senior subordinated notes or to sell assets.

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

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased availability services facilities in Philadelphia, Pennsylvania (578,200 square feet), Carlstadt, New Jersey (522,300 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey, Birmingham, Alabama, Burlington, Massachusetts, Ridgefield, New Jersey and Weehawken, New Jersey. We believe that our leased and owned facilities are adequate for our present operations.

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

See ITEM 7, “Liquidity and Capital Resources—The Transaction” for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Predecessor				Successor	Combined(1)	Successor
(in millions)	2002	2003	2004	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2005	2006
Income Statement Data(2)(3)
Revenue	$2,593	$2,955	$3,556	$2,371	$1,631	$4,002	$4,323
Income from operations	547	623	704	296	197	493	532
Net income	326	370	454	146	(29)	117	(118)

	Predecessor			Successor
	2002	2003	2004	2005	2006
Balance Sheet Data(2)
Total assets	$3,282	$4,000	$5,195	$14,587	$14,671
Total short-term and long-term debt	206	200	554	7,429	7,439
Stockholder’s equity	2,222	2,766	3,252	3,572	3,574

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Includes the effect of business acquisitions and dispositions from the date of each event. There were nine acquisitions in 2002, nine acquisitions in 2003, ten acquisitions in 2004, eleven acquisitions in 2005 and ten acquisitions in 2006. Three businesses were sold in each of 2004 and 2006. See Note 2 of Notes to Consolidated Financial Statements.

(3)	2004 includes a gain of $78 million from the sale of Brut LLC, offset by $6 million of costs associated with the abandoned spin-off of SunGard Availability Services.

The period from January 1, 2005 through August 10, 2005 includes $59 million of accounting, investment banking, legal and other costs associated with the Transaction and the abandoned spin-off of SunGard Availability Services as well as $59 million resulting from the acceleration of stock options and restricted stock.

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

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and Texas Pacific Group (the “Transaction”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard with SunGard being the surviving company.

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is a subsidiary of SunGard Capital Corp. SunGard Capital Corp. II and SunGard Capital Corp. are collectively referred to as the “Parent Companies.” All of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.”

Although SunGard continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard and subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations by comparing the mathematical combination, without making any pro forma adjustments, of the Successor and Predecessor periods in the year ended December 31, 2005 to the years ended December 31, 2006 and December 31, 2004. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe it provides a meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the Transaction and may not be predictive of future results of operations.

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

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. The carrying values and useful lives for amortization of identified intangible assets are reviewed on an ongoing basis, and any resulting changes in estimates could have a material adverse effect on our financial results.

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

In connection with certain acquisitions, we have accrued the estimated costs of closing certain facilities. Costs for closing leased facilities are estimated based on the condition and remaining lease term of each facility, the expected closure date and an assessment of relevant market conditions, including an estimate of any sub-lease rental income we can reasonably expect to obtain at the time of the acquisition. Costs for closing owned facilities are based on the difference between the estimated net proceeds from a sale of the facility and its carrying value. These estimates are based on an assessment of the condition of the facility, its location and relevant market conditions. The estimated cost of closing our existing facilities is included in merger costs, and the estimated cost of closing acquired facilities is included in goodwill. Merger costs or goodwill could change due to the finalization of plans for closing facilities and completion of valuations, as well as the settlement of lease obligations or sale of owned facilities. A change in market conditions after the acquisition date could change the estimated costs for closing facilities and may result in a charge or credit to merger costs, which could have a material effect on our financial results.

Revenue Recognition

We generate services revenue from availability services, processing services, software maintenance and rentals, professional services and broker/dealer fees. All services revenue is recorded as the services are provided based on the fair value of each element. Fair value is determined based on the sales price of each element when sold separately. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided, and the related costs are incurred ratably over the contract period. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover our incremental costs of supporting customers during recoveries. FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of users, accounts, trades or transactions or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon the estimated percentage of completion, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When contracts include both professional services and software and require a significant amount of program modification or customization, installation, systems integration or related services, the professional services and license revenue is recorded based upon the estimated percentage of completion, measured in the manner described above.

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

Accounting for Stock-Based Compensation

As of the date of the Transaction, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method, which requires companies to record stock compensation expense over the remaining service period for all unvested awards as of the adoption date. Accordingly, prior period amounts have not been restated. Using the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The realizability of the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that is not realizable. This income tax expense could have a material effect on our financial results.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

	Predecessor			Successor	Combined(1)		Successor
	Year Ended December 31, 2004		Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year ended December 31, 2005		Year Ended December 31, 2006

(in millions)		% of revenue				% of revenue		% of revenue
Revenue
Financial systems (FS)	$1,871	53%	$1,120	$786	$1,906	48%	$2,095	48%
Higher education and public sector systems (HEPS)	525	15%	471	317	788	20%	870	20%

Software & processing solutions	2,396	67%	1,591	1,103	2,694	67%	2,965	69%
Availability services (AS)	1,160	33%	780	528	1,308	33%	1,358	31%

	$3,556	100%	$2,371	$1,631	$4,002	100%	$4,323	100%

Costs and Expenses
Cost of sales and direct operating	$1,608	45%	$1,119	$741	$1,860	46%	$1,980	46%
Sales, marketing and administration	665	19%	456	343	799	20%	915	21%
Product development	236	7%	154	96	250	6%	255	6%
Depreciation and amortization	218	6%	141	89	230	6%	238	6%
Amortization of acquisition-related intangible assets	119	3%	84	147	231	6%	399	9%
Merger costs	6	—	121	18	139	3%	4	—

	$2,852	80%	$2,075	$1,434	$3,509	88%	$3,791	88%

Operating Income
Financial systems(2)	$319	17%	$183	$104	$287	15%	$237	11%
Higher education and public sector systems(2)	82	16%	76	47	123	16%	127	15%

Software & processing solutions(2)	401	17%	259	151	410	15%	364	12%
Availability services(2)	365	31%	197	128	325	25%	288	21%
Corporate administration	(56)	(2)%	(39)	(64)	(103)	(3)%	(116)	(3)%
Merger costs	(6)	—	(121)	(18)	(139)	(3)%	(4)	—

	$704	20%	$296	$197	$493	12%	$532	12%

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

(2)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

	Predecessor			Successor	Combined(1)		Successor
	Year Ended December 31, 2004		Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year ended December 31, 2005		Year Ended December 31, 2006

(in millions)		% of revenue				% of revenue		% of revenue
Financial Systems
Services	$1,630	46%	$968	$648	$1,616	40%	$1,814	42%
License and resale fees	166	5%	99	104	203	5%	197	5%

Total products and services	1,796	51%	1,067	752	1,819	45%	2,011	47%
Reimbursed expenses	75	2%	53	34	87	2%	84	2%

	$1,871	53%	$1,120	$786	$1,906	48%	$2,095	48%

Higher Education and Public Sector Systems
Services	$418	12%	$393	$257	$650	16%	$716	17%
License and resale fees	96	3%	70	55	125	3%	141	3%

Total products and services	514	14%	463	312	775	19%	857	20%
Reimbursed expenses	11	—	8	5	13	—	13	—

	$525	15%	$471	$317	$788	20%	$870	20%

Software & Processing Solutions
Services	$2,048	58%	$1,361	$905	$2,266	57%	$2,530	59%
License and resale fees	262	7%	169	159	328	8%	338	8%

Total products and services	2,310	65%	1,530	1,064	2,594	65%	2,868	66%
Reimbursed expenses	86	2%	61	39	100	2%	97	2%

	$2,396	67%	$1,591	$1,103	$2,694	67%	$2,965	69%

Availability Services
Services	$1,132	32%	$765	$513	$1,278	32%	$1,340	31%
License and resale fees	20	1%	10	7	17	—	4	—

Total products and services	1,152	32%	775	520	1,295	32%	1,344	31%
Reimbursed expenses	8	—	5	8	13	—	14	—

	$1,160	33%	$780	$528	$1,308	33%	$1,358	31%

Total Revenue
Services	$3,180	89%	$2,126	$1,418	$3,544	89%	$3,870	90%
License and resale fees	282	8%	179	166	345	9%	342	8%

Total products and services	3,462	97%	2,305	1,584	3,889	97%	4,212	97%
Reimbursed expenses	94	3%	66	47	113	3%	111	3%

	$3,556	100%	$2,371	$1,631	$4,002	100%	$4,323	100%

(1)	As described above, our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides a meaningful comparison of our results.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Income from Operations:

Despite $147 million of incremental amortization of acquisition-related intangible assets resulting from the Transaction (“incremental amortization”), a $13 million decrease in software license fees and a $9 million increase in non-cash stock compensation cost in 2006, the operating margin of 12% was unchanged from 2005 because 2005 included the following items that did not recur in 2006: $139 million in merger costs, a $21 million reduction in revenue related to purchase accounting adjustments recorded in connection with the Transaction (the “deferred revenue adjustment”), and an $11 million one-time charge related to the relocation of an AS facility.

Financial Systems:

The FS operating margin was 11% for the year ended December 31, 2006 compared to 15% for the year ended December 31, 2005. Operating income decreased $50 million in 2006 primarily due to $78 million of incremental amortization, and a $6 million decrease in software license fees, partially offset by improved performance and the effect of the 2005 deferred revenue adjustment of $7 million.

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

Higher Education and Public Sector Systems:

The HEPS operating margin was 15% for the year ended December 31, 2006 compared to 16% for the year ended December 31, 2005. Operating income increased $4 million in 2006 primarily due to improved performance and the 2005 deferred revenue adjustment of $6 million, partially offset by $13 million of incremental amortization and a $6 million decrease in software license fees.

The most important factors affecting the HEPS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales, and

•	continued pressure on pricing both in contract renewals and new contract signings.

Availability Services:

The AS operating margin was 21% for the year ended December 31, 2006 compared to 25% for the year ended December 31, 2005. Operating income decreased $37 million in 2006 primarily due to $56 million of incremental amortization, partially offset by a one-time charge of $11 million in 2005 related to the relocation of an AS facility and the 2005 deferred revenue adjustment of $8 million.

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

Revenue:

Total revenue was $4.32 billion for the year ended December 31, 2006 compared to $4.00 billion for the year ended December 31, 2005. The increase in total revenue in 2006 was due primarily to internal revenue growth. Internal revenue growth was approximately 6% in 2006 compared to approximately 6.5% in 2005. Internal revenue is defined as revenue from businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months and the deferred revenue adjustment in 2005. When assessing our financial results, we focus on growth in internal revenue because overall revenue growth is affected by the timing and magnitude of acquisitions, dispositions and by purchase accounting adjustments.

Services revenue, which is largely recurring in nature, includes revenue from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Services revenue increased to $3.87 billion from $3.54 billion, representing approximately 90% of total revenue in 2006 compared to 89% in 2005. The revenue increase of $326 million in 2006 was due to internal revenue growth of $247 million across all segments, the impact of acquired revenue in FS and HEPS, and the 2005 deferred revenue adjustment.

Professional services revenue was $767 million and $644 million in 2006 and 2005, respectively. The $123 million increase was due primarily to FS internal and acquired revenue.

Revenue from license and resale fees was $342 million and $345 million for the years ended December 31, 2006 and 2005, respectively, and includes software license revenue of $255 million and $266 million, respectively. The decrease in license fees primarily resulted from a $19 million software license backlog at the end of 2004 which was recognized in 2005.

Financial Systems:

FS revenue was $2.10 billion for the year ended December 31, 2006 compared to $1.91 billion for the year ended December 31, 2005. Services revenue increased $198 million and license and resale fees decreased $6 million. The increase in services revenue is due primarily to internal revenue growth, in particular in professional services revenue in the benefit administration and insurance group. The decrease in software license fees was across the segment and primarily reflects the impact of $9 million of software license backlog at December 31, 2004 which was recognized as revenue in 2005. Total FS internal revenue increased approximately 7% in 2006, compared to approximately 6% in 2005.

Higher Education and Public Sector Systems:

HEPS revenue was $870 million for the year ended December 31, 2006 compared to $788 million for the year ended December 31, 2005. Services revenue increased $66 million and license and resale fees increased $16 million. Software license fees were $69 million in 2006, a decrease of $5 million, which primarily reflects the impact of $8 million of software license backlog at December 31, 2004 which was recognized as revenue in 2005. Resale fees increased $21 million compared to the prior year due primarily to a business acquired in the first quarter of 2005. HEPS internal revenue growth was approximately 7% and 12% in 2006 and 2005, respectively.

Availability Services:

AS revenue was $1.36 billion for the year ended December 31, 2006 compared to $1.31 billion for the year ended December 31, 2005, a 4% increase. AS internal revenue increased approximately 4% in 2006 compared to a 5% increase in 2005.

Costs and Expenses:

Total costs and expenses as a percentage of total revenue were 88% for each of the years ended December 31, 2006 and 2005. The increase of $282 million in total costs was primarily due to increased expenses across all segments and to acquired businesses. Total costs and expenses in 2006 include incremental amortization of $148 million while total costs and expenses in 2005 include $139 million in merger costs, both of which relate to the Transaction.

Cost of sales and direct operating expenses as a percentage of total revenue were 46% for each of the years ended December 31, 2006 and 2005. The increase of $120 million was due primarily to increased costs across all segments, and the increase from acquired HEPS and FS businesses, offset by a one-time charge in 2005 of $11 million related to the relocation of an AS facility.

Sales, marketing and administration expenses as a percentage of total revenue were 21% for the year ended December 31, 2006 compared to 20% for the year ended December 31, 2005. The increase of $116 million was due primarily to increased costs in FS, to acquired FS businesses and to the increase in non-cash stock compensation of $9 million (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Because AS product development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. For each of the years ended December 31, 2006 and 2005, software development expenses were 9% of revenue from software and processing solutions.

Depreciation and amortization was consistent as a percentage of total revenue at 6% for the years ended December 31, 2006 and 2005. The $8 million increase in 2006 was due primarily to the impact of the Transaction as well as from fixed assets acquired in AS.

Amortization of acquisition-related intangible assets was 9% of total revenue for the year ended December 31, 2006 compared to 6% for the year ended December 31, 2005. Amortization of acquisition-related intangible assets increased $168 million in 2006 due to the impact of the Transaction as well as recent acquisitions made by the Company.

In 2005, we recorded merger costs of $139 million in connection with the Transaction. See Note 2 of Notes to Consolidated Financial Statements.

Interest income was $14 million for the year ended December 31, 2006 compared to $15 million for the year ended December 31, 2005. Interest expense was $656 million for the year ended

December 31, 2006 compared to $265 million for the year ended December 31, 2005. The increase reflects the full-year impact of the $7.3 billion in debt incurred in connection with the Transaction.

Other expense increased $12 million in the year ended December 31, 2006 due primarily to the losses incurred related to the sale of accounts receivable under our accounts receivable securitization program (see Note 5 of Notes to Consolidated Financial Statements).

We believe that our overall effective income tax rate is typically between 38% and 40%. The effective income tax rates in 2006 and 2005 were 15% and 48%, respectively. The lower rate in 2006 reflects the combination of our overall net loss and limitations on our ability to utilize foreign tax credits resulting from the large amount of interest expense. The result is a lower income tax benefit in 2006 than would otherwise be expected. The higher effective tax rate in 2005 was due to non-deductible merger costs and, to a lesser extent, repatriation of undistributed earnings of foreign subsidiaries under the American Jobs Creation Act of 2004.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Income from Operations:

Our total operating margin was 12% for the year ended December 31, 2005 compared to 20% for the year ended December 31, 2004, due primarily to a $133 million increase in merger costs and $107 million from purchase accounting adjustments resulting from the Transaction. The negative impact on total operating margin of the increase in merger costs and purchase accounting adjustments resulting from the Transaction was 610 basis points (one hundred basis points equals one percentage point). The purchase accounting adjustments included incremental amortization of acquisition-related intangible assets of $86 million and the adjustment of deferred revenue to fair value at the date of the Transaction of $21 million. In addition, $47 million in the aggregate, which was related to the relocation of an AS facility, stock-based compensation and other expenses, caused a 120 basis point decline in the total operating margin. The balance of the decline in total operating margin is primarily the result of businesses acquired in 2005.

Financial Systems:

The FS operating margin was 15% for the year ended December 31, 2005 compared to 17% for the year ended December 31, 2004. There was a negative impact on the FS margin of 270 basis points due to purchase accounting adjustments resulting from the Transaction, including incremental amortization ($46 million) and the deferred revenue adjustment ($7 million).

Higher Education and Public Sector Systems:

The HEPS operating margin was 16% in each of the years ended December 31, 2005 and 2004. The impact of the purchase accounting adjustments resulting from the Transaction was immaterial.

Availability Services:

The AS operating margin was 25% for the year ended December 31, 2005 compared to 31% for the year ended December 31, 2004. There was a negative impact of 320 basis points on the AS margin due to the purchase accounting adjustments resulting from the Transaction, including incremental amortization ($37 million) and the deferred revenue adjustment ($8 million). The AS margin decreased by 220 basis points due to the lower margin associated with a business acquired in January 2005 as well as a one-time charge of $11 million related to the relocation of an AS facility.

Revenue:

Total revenue was $4.00 billion for the year ended December 31, 2005 compared to $3.56 billion for the year ended December 31, 2004. The increase in total revenue in 2005 was due to $360 million from recently acquired businesses and to internal revenue growth of approximately 6.5%, offset in part by a decrease of $129 million due to the sale of Brut LLC in September 2004 and the deferred revenue adjustment of $21 million. The rate of growth in internal revenue increased to approximately 6.5% in 2005 compared to approximately 2% in 2004, reflecting improvements in all three segments. Internal revenue excludes revenue from Brut LLC.

Services revenue increased to $3.54 billion from $3.18 billion, representing approximately 89% of total revenue in both 2005 and 2004. The revenue increase in 2005 was due primarily to the impact of acquired businesses, especially in HEPS and AS, and to internal revenue growth in all three segments, offset in part by the sale of Brut LLC.

Professional services revenue was $644 million and $523 million in 2005 and 2004, respectively. The increase was due primarily to acquired businesses and improvement in HEPS and benefit, administration and insurance systems.

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

Higher Education and Public Sector Systems:

HEPS revenue was $788 million for the year ended December 31, 2005 compared to $525 million for the year ended December 31, 2004. Services revenue increased $232 million and license and resale fees increased $29 million due to recently acquired businesses and to internal revenue growth of approximately 12%.

Availability Services:

AS revenue was $1.31 billion for the year ended December 31, 2005 compared to $1.16 billion for the year ended December 31, 2004. The increase was due primarily to a business acquired in January 2005 and to internal revenue growth. AS internal revenue increased approximately 5% in 2005 and approximately 3% in 2004 due primarily to growth in North America.

Costs and expenses:

Total costs and expenses as a percentage of total revenue were 88% and 80% for the years ended December 31, 2005 and 2004, respectively. The increase was due primarily to the $133 million increase in merger costs and the incremental amortization of acquisition-related intangible assets of $86 million resulting from the Transaction.

Cost of sales and direct operating expenses as a percentage of total revenue were 46% for the year ended December 31, 2005 compared to 45% for the year ended December 31, 2004. The increase of $252 million was due primarily to acquired businesses, reimbursable clearing broker costs, and a one-time charge in the first quarter of 2005 of $11 million related to the relocation of an AS facility, offset in part by a decrease in expenses due to the sale of Brut LLC.

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

In 2005, we recorded merger costs of $139 million in connection with the Transaction. See Note 2 of Notes to Consolidated Financial Statements.

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

Other income (expense) decreased $95 million in the year ended December 31, 2005 due to the gain associated with the sale of Brut LLC in September 2004. Other income (expense) in 2005 includes the losses incurred related to the sale of accounts receivable under our accounts receivable securitization program (see Note 5 of Notes to Consolidated Financial Statements).

The effective tax rate was 48% for the year 2005 compared to 40% for the year 2004. The higher effective tax rate in 2005 was due to non-deductible merger costs and, to a lesser extent, repatriation of undistributed earnings of foreign subsidiaries under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources:

At December 31, 2006, cash and cash equivalents were $316 million, a decrease of $1 million from December 31, 2005. Cash flow from operations was $491 million in the year ended December 31, 2006 compared to cash flow from operations of $1.28 billion in the year ended December 31, 2005. The decrease in cash flow from operations is due primarily to the 2005 impact of the sale of accounts receivable under our accounts receivable securitization program and increased interest payments in 2006 related to the debt incurred in connection with the Transaction.

Net cash used in investing activities was $469 million in the year ended December 31, 2006. During 2006, we spent $163 million for ten acquisitions and $312 million on capital expenditures. Net cash used in investing activities was $12.37 billion in the year ended December 31, 2005, including $11.58 billion related to the Transaction, $538 million for eleven acquisitions and $274 million for capital expenditures.

Net cash used in financing activities was $48 million in 2006. Net cash provided by financing activities was $10.74 billion for the year ended December 31, 2005 primarily related to Transaction-related financing activities of $7.33 billion of debt and $3.45 billion of equity contributions by SunGard Holdco LLC, the Company’s parent.

At December 31, 2006, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses will not exceed $56 million, none of which we currently expect to pay. We also have outstanding letters of credit and bid bonds that total approximately $33 million.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2006, our total indebtedness was $7.44 billion and we had $987 million available for borrowing under the revolving credit facility, after giving effect to certain outstanding letters of credit. In addition, at December 31, 2006, we had borrowed $376 million under our $450 million off-balance sheet accounts receivable securitization program.

At December 31, 2006, our contractual obligations follow (in millions):

	Total	2007	2008 – 2009	2010 – 2011	2012 and After
Short-term and long-term debt	$7,479	$45	$337	$81	$7,016
Interest payments(1)	4,229	608	1,226	1,209	1,186
Operating leases	860	175	262	169	254
Purchase obligations(2)	205	92	98	11	4

	$12,773	$920	$1,923	$1,470	$8,460

(1)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the unhedged portion of the US$ term loan facility (7.88% at December 31, 2006), the euro denominated portion of the term loan facility ($175 million at 6.15% at December 31, 2006) and pound sterling denominated portion of the term loan facility ($163 million at 7.77% at December 31, 2006), and $400 million of senior notes (9.91% at December 31, 2006). See Note 5 to Notes to Consolidated Financial Statements.

(2)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

In February 2007 we amended our Credit Agreement to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity date by one year and change certain other terms. We expect to use the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013. As a result of the reduction in the effective interest rate in the amendment, our interest payments included in the table above would decrease by $2 million in 2007, $58 million in 2008-2009, $57 million in 2010-2011, and $39 million in 2012 and after.

We expect our cash flows from operations, combined with availability under our revolving credit facility and accounts receivable securitization program, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

Depending on market conditions, the Company, its Sponsors and their affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

The Transaction

On August 11, 2005, in connection with the Transaction, we (i) entered into a $5.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower denominated in euros and pounds sterling, and a $1.0 billion revolving credit facility ($987 million available at December 31, 2006 for borrowing under the revolving credit facility, after giving effect to certain outstanding letters of credit), (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes and (iii) entered into a $375 million accounts receivable securitization program (subsequently increased to $450 million).

Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate that is the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility may be reduced subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum and may be reduced subject to attaining certain leverage ratios.

All obligations under the senior secured credit facilities are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% wholly owned subsidiaries, referred to, collectively, as U.S. Guarantors. In addition, the borrowings of U.K. subsidiary borrowers under the revolving credit facility are fully and unconditionally guaranteed by certain 100% wholly owned U.K. subsidiaries.

We are required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount through November 2012, with the remaining amount payable in February 2013.

The senior secured credit facilities also require us to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under our accounts receivable securitization program. Any mandatory prepayments would be applied pro rata to the term loan lenders and to installments of the term loan facilities in direct order of maturity.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity in August 2011.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most or all of our subsidiaries’) ability to incur additional indebtedness or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change our lines of business, sell assets and engage in mergers or consolidations. In addition, under the senior secured credit facilities, we are required to satisfy certain total leverage and interest coverage ratios. We were in compliance with all covenants at December 31, 2006.

Senior Notes due 2009 and 2014

On January 15, 2004, we issued $500 million of senior unsecured notes, of which $250 million are 3.75% notes due 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. As a result of the Transaction, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $460 million as of December 31, 2006, reflecting the remaining unamortized discount caused by the Transaction. The $40 million discount will be amortized and included in interest expense.

Senior Notes due 2013 and Senior Subordinated Notes due 2015

The senior notes due 2013 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% wholly owned subsidiaries of the Company.

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

Off-Balance Sheet Debt—Accounts Receivable Securitization Program

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

By December 31, 2005, all participating domestic subsidiaries had joined the long-term facility and there are no subsidiaries participating in, and no borrowings under, the transitional facility. In addition, funding available under the long-term facility was increased to $450 million. Under the long-term facility, eligible receivables are sold to third-party conduits through a wholly owned, bankruptcy remote special purpose entity that is not consolidated for financial reporting purposes. We continue to service the receivables and charge a monthly servicing fee at market rates. The third-party conduits are sponsored by certain lenders under our senior secured credit facilities. Additional subsidiaries may become parties to the long-term facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence. Sales of receivables under the long-term facility qualify as sales under applicable accounting pronouncements. Accordingly, receivables totaling $655 million net of applicable allowances, and the corresponding borrowings, totaling $376 million, are excluded from our consolidated balance sheet as of December 31, 2006. Our retained interest in these receivables is $275 million as of December 31, 2006. Expenses associated with the receivables facilities totaled $29 million for the period ended December 31, 2006, which related to the loss on sale of the receivables and the discount on retained interest, and is recorded in other income (expense) in our consolidated statements of operations. The loss on sale of receivables was determined at the date of transfer based upon the fair value of the assets sold and the interests retained. We estimate fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate of 8.25% at December 31, 2006) are the key assumptions used in this estimate. At December 31, 2006, a 20% adverse change in the assumed collection period or assumed discount rate would not have a material impact on our financial position or results of operations.

Covenant Compliance

Our senior secured credit facilities and the indentures governing our senior notes due 2013 and our senior subordinated notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares,

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments,

•	make certain investments,

•	sell certain assets,

•	create liens,

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and

•	enter into certain transactions with our affiliates.

In addition, pursuant to the Principal Investor Agreement by and among our four parent companies and the Sponsors, dated as of August 10, 2005, we are required to obtain approval from certain Sponsors prior to the declaration or payment of any dividend by us or any of our subsidiaries (other than dividends payable to us or any of our wholly owned subsidiaries).

Under the senior secured credit facilities and the receivables facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2006, we are in compliance with the financial and nonfinancial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2013 and senior subordinated notes due 2015 and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit facilities. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

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

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

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

(in millions)	Predecessor		Successor		Successor
	Year ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year ended December 31, 2005	Year ended December 31, 2006

Net income (loss)	$454	$146	$(29)	$117	$(118)
Interest expense, net	20	8	242	250	642
Taxes	307	142	(33)	109	(21)
Depreciation and amortization	337	225	236	461	637

EBITDA	1,118	521	416	937	1,140
Purchase accounting adjustments(1)	—	—	19	19	(2)
Non-cash charges(2)	2	61	30	91	41
Unusual or non-recurring charges(3)	(72)	61	21	82	30
Restructuring charges or reserves(4)	—	12	—	12	—
Acquired EBITDA, net of disposed EBITDA(5)	57	17	—	17	—
Other(6)	3	2	8	10	16

Adjusted EBITDA—Senior Secured Credit Facilities	1,108	674	494	1,168	1,225
Loss on sale of receivables	—	—	18	18	29

Adjusted EBITDA—Senior Notes due 2013 and Senior Subordinated Notes due 2015	$1,108	$674	$512	$1,186	$1,254

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction.

(2)	Non-cash charges include stock-based compensation resulting from the acceleration of vesting of stock options and restricted stock under APB 25 due to the Transaction, new stock-based compensation awards accounted for under SFAS 123R (see Note 6 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(3)	Unusual or non-recurring charges include merger costs associated with the Transaction, gain on the sale of Brut LLC, payroll taxes and certain compensation and other expenses associated with the Transaction and with acquisitions made by the Company.

(4)	Restructuring charges or reserves include the relocation of a leased availability services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.

(5)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(6)	Other includes franchise and similar taxes reported in operating expenses and management fees paid to the Sponsors, offset by interest charges relating to the accounts receivable securitization program and gains related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt.

Our covenant requirements and actual ratios for the year ended December 31, 2006 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities(1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.50x	2.03x

Maximum total debt to Adjusted EBITDA	7.75x	5.89x

Senior Notes due 2013 and Senior Subordinated Notes due 2015(2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.06x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.50x for the four-quarter period ended December 31, 2006 and stepping up over time to 1.60x by the end of 2007 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or nonrecurring interest expense and the elimination of interest expense and fees associated with our Receivables Facility. Beginning with the four-quarter period ending December 31, 2006, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 7.75x and stepping down over time to 7.25x by the end of 2007 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)

Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of December 31, 2006, we had $3.97 billion outstanding under our term loan facilities and available commitments of $987 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization program.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2005, the FASB Derivatives Implementation Group (“DIG”) issued DIG Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (“DIG B38”) and DIG Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (“DIG B39”) that address circumstances in which a put or call option embedded in a debt instrument would be bifurcated from the debt instrument and accounted for separately. DIG B38 and DIG B39 were effective in the first quarter of 2006. DIG B38 and DIG B39 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This Interpretation is effective as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 but the Company does not expect adoption to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires certain additional annual disclosures related to pension and other post-employment benefit plans. The Company does not expect the adoption of SFAS 158, which is required as of December 31, 2007, to have a material impact on the consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2006, we had total debt of $7.44 billion, including $4.37 billion of variable rate debt. We entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million, effectively fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.77 billion is subject to changes in underlying interest rates and our interest payments will also change as a result of market changes. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $36 million and $44 million per year, respectively. See Note 5 to Consolidated Financial Statements.

In addition, at December 31, 2006, one of our U.K. subsidiaries, whose functional currency is the pound sterling, has $175 million of debt which is denominated in euros. A 10% change in the euro-pound sterling exchange rate would result in a charge or credit in the statement of operations of approximately $19 million.

During 2006, approximately 28% of our revenue was from customers outside the United States with approximately 77% of this revenue coming from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of SunGard Data Systems Inc. (predecessor) for the period January 1, 2005 to August 10, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, PA

March 8, 2006

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. (successor) at December 31, 2005 and 2006, and the results of its operations and its cash flows for the period from August 11, 2005 to December 31, 2005 and for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 9, 2007

SunGard Data Systems Inc.

Consolidated Balance Sheets

(in millions except share and per-share amounts)	December 31, 2005	December 31, 2006
Assets
Current:
Cash and cash equivalents	$317	$316
Trade receivables, less allowance for doubtful accounts of $9 and $14	190	216
Earned but unbilled receivables	38	63
Prepaid expenses and other current assets	166	145
Clearing broker assets	391	420
Retained interest in accounts receivable sold	224	275
Deferred income taxes	40	34

Total current assets	1,366	1,469

Property and equipment, less accumulated depreciation of $72 and $304	705	773
Software products, less accumulated amortization of $83 and $304	1,528	1,386
Customer base, less accumulated amortization of $68 and $266	2,817	2,857
Other tangible and intangible assets, less accumulated amortization of $3 and $13	248	216
Trade name	1,019	1,019
Goodwill	6,904	6,951

Total Assets	$14,587	$14,671

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$46	$45
Accounts payable	67	80
Accrued compensation and benefits	218	224
Accrued interest expense	161	164
Other accrued expenses	282	275
Clearing broker liabilities	360	376
Deferred revenue	695	762

Total current liabilities	1,829	1,926

Long-term debt	7,383	7,394
Deferred income taxes	1,803	1,777

Total liabilities	11,015	11,097

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,629	3,664
Accumulated deficit	(29)	(147)
Accumulated other comprehensive income (loss)	(28)	57

Total stockholder’s equity	3,572	3,574

Total Liabilities and Stockholder’s Equity	$14,587	$14,671

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

	Predecessor		Successor
(in millions)	Year ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year ended December 31, 2006
Revenue:
Services	$3,180	$2,126	$1,418	$3,870
License and resale fees	282	179	166	342

Total products and services	3,462	2,305	1,584	4,212
Reimbursed expenses	94	66	47	111

	3,556	2,371	1,631	4,323

Costs and expenses:
Cost of sales and direct operating	1,608	1,119	741	1,980
Sales, marketing and administration	665	456	343	915
Product development	236	154	96	255
Depreciation and amortization	218	141	89	238
Amortization of acquisition-related intangible assets	119	84	147	399
Merger costs	6	121	18	4

	2,852	2,075	1,434	3,791

Income from operations	704	296	197	532
Interest income	8	9	6	14
Interest expense and amortization of deferred financing fees	(29)	(17)	(248)	(656)
Other income (expense)	78	—	(17)	(29)

Income (loss) before income taxes	761	288	(62)	(139)
Provision (benefit) for income taxes	307	142	(33)	(21)

Net income (loss)	$454	$146	$(29)	$(118)

Total costs and expenses includes $59 million, $29 million and $38 million of non-cash stock compensation expense in the period from January 1, 2005 through August 10, 2005, in the period from August 11, 2005 through December 31, 2005 and in 2006, respectively.

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Predecessor		Successor
(in millions)	Year ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year ended December 31, 2006
Cash flow from operations:
Net income (loss)	$454	$146	$(29)	$(118)
Reconciliation of net income (loss) to cash flow from operations:
Depreciation and amortization	337	225	236	637
Deferred income tax provision (benefit)	13	(14)	(57)	(86)
Stock compensation expense	—	59	29	38
Gain on sale of Brut, net of tax	(46)	—	—	—
Amortization of deferred financing costs and debt discount	—	—	20	40
Other noncash credits	(17)	(17)	(13)	(2)
Accounts receivable and other current assets	54	79	293	(47)
Accounts payable and accrued expenses	(1)	106	171	(4)
Clearing broker assets and liabilities, net	(18)	(3)	(5)	(13)
Deferred revenue	9	(10)	60	46

Cash flow from operations	785	571	705	491

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(799)	(419)	(119)	(163)
Cash paid for property and equipment and software	(240)	(155)	(119)	(312)
Acquisition of SunGard	—	—	(11,577)	—
Other investing activities	194	5	15	6

Cash used in investment activities	(845)	(569)	(11,800)	(469)

Financing activities:
Cash received from borrowings for the Transaction	—	—	7,333	—
Investment by parent	—	—	3,450	—
Cash received from other borrowings, net of fees	521	—	5	—
Cash used to repay debt	(223)	(57)	(382)	(48)
Cash received from stock option and award plans	62	386	—	—
Cash used to purchase treasury stock	(104)	—	—	—

Cash provided by (used in) financing activities	256	329	10,406	(48)

Effect of exchange rate changes on cash	—	—	—	25
Increase (decrease) in cash and cash equivalents	196	331	(689)	(1)
Beginning cash and cash equivalents	479	675	1,006	317

Ending cash and cash equivalents	$675	$1,006	$317	$316

Supplemental information:
Interest paid	$18	$22	$289	$613

Income taxes paid, net of refunds	$254	$69	$14	$24

Businesses acquired by the Company:
Property and equipment	$27	$66	$1	$2
Software products	177	57	39	58
Customer base	204	160	21	44
Goodwill	528	213	65	96
Other tangible and intangible assets	12	2	5	5
Deferred income taxes	(47)	(53)	5	(29)
Purchase price obligations and debt assumed	(57)	(21)	(3)	(6)
Net current liabilities assumed	(45)	(5)	(14)	(7)

Cash paid for businesses acquired by the Company, net of cash acquired of $148, $31, $6 and $5, respectively	$799	$419	$119	$163

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Stockholder’s Equity

	Preferred Stock		Common Stock
(in millions)	Number of Shares	Par Value	Number of Shares	Par Value
Predecessor
Balances at December 31, 2003	—	$—	289	$3
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares repurchased	—	—	—	—
Shares issued under stock plans	—	—	4	—
Stock-based compensation expense	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at December 31, 2004	—	—	293	3
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares issued under stock plans	—	—	18	—
Stock-based compensation expense	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at August 10, 2005	—	$—	311	$3

Successor
Investment by Parent Companies			—	$—
Comprehensive loss:
Net loss			—	—
Foreign currency translation			—	—
Net unrealized loss on derivative instruments			—	—
Total comprehensive loss			—	—
Stock-based compensation expense			—	—
Other			—	—

Balances at December 31, 2005			—	—
Comprehensive loss:
Net loss			—	—
Foreign currency translation			—	—
Net unrealized gain on derivative instruments (net of tax of $2)			—	—
Total comprehensive loss			—	—
Stock-based compensation expense			—	—
Other			—	—

Balances at December 31, 2006			—	$—

The accompanying notes are an integral part of these financial statements.

Capital in Excess of Par Value	Restricted Stock Plans	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)				Total
			Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Treasury Stock
					Number of Shares	Cost

$887	$(2)	$1,767	$111	$—	—	$—	$2,766

—	—	454	—	—	—	—
—	—	—	66	—	—	—
							520
—	—	—	—	—	(4)	(104)	(104)
63	(1)	—	—	—	—	—	62
—	1	—	—	—	—	—	1
7	—	—	—	—	—	—	7

957	(2)	2,221	177	—	(4)	(104)	3,252

—	—	146	—	—	—	—
—	—	—	(69)	—	—	—
							77
386	—	—	—	—	—	—	386
59	2	—	—	—	—	—	61
58	—	—	—	—	—	—	58

$1,460	$—	$2,367	$108	$—	(4)	$(104)	$3,834

$3,605	$—	$—	$—	$—	—	$—	$3,605

—	—	(29)	—	—	—	—
—	—	—	(27)	—	—	—
—	—	—	—	(1)	—	—
—	—	—	—	—	—	—	(57)
29	—	—	—	—	—	—	29
(5)	—	—	—	—	—	—	(5)

3,629	—	(29)	(27)	(1)	—	—	3,572

—	—	(118)	—	—	—	—
—	—	—	82	—	—	—
—	—	—	—	3	—	—
—	—	—	—	—	—	—	(33)
38	—	—	—	—	—	—	38
(3)	—	—	—	—	—	—	(3)

$3,664	$—	$(147)	$55	$2	—	$—	$3,574

SunGard Data Systems Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies:

SunGard Data Systems Inc. (“SunGard” or the “Company”) was acquired on August 11, 2005 (the “Transaction”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and Texas Pacific Group (collectively, the “Sponsors”). The Transaction was accomplished through the merger of Solar Capital Corp. into SunGard with SunGard being the surviving company.

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is a subsidiary of SunGard Capital Corp. SunGard Capital Corp. II and SunGard Capital Corp. are collectively referred to as the “Parent Companies.” All of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.”

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

The Company amortizes identifiable intangible assets over periods that it believes approximate the related useful lives of those assets based upon estimated future operating results and cash flows of the underlying business operations. The Company closely monitors estimates of those lives, which could change due to many factors, including product demand, market conditions, technological developments, economic conditions and competition.

We have revised our presentation of certain prior year amounts in order to conform to the current year presentation.

Revenue Recognition

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of an arrangement exists; services have been provided; the price is fixed or determinable; and collectibility is reasonably assured.

The Company generates services revenue from availability services, processing services, software maintenance and rentals, professional services and broker/dealer fees. All services revenue is recorded as the services are provided based on the fair value of each element. Fair value is determined based on the sales price of each element when sold separately. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided, and the related costs are incurred ratably over the contract period. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of users, accounts, trades or transactions or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon the estimated percentage of completion, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When contracts include both professional services and software and require a significant amount of program modification or customization, installation, systems integration or related services, the professional services and license revenue is recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract are reflected in the period during which the change becomes known. Losses, if any, are recognized immediately.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient evidence of the fair value of each undelivered element. Revenue is recorded over the contract period when customer payments are extended beyond normal billing terms, or when there is significant acceptance, technology or service risk. Revenue also is recorded over the contract period in those instances where the software is bundled together with computer equipment or other post-delivery services, and there is not sufficient evidence of the fair value of each element.

Sufficient evidence of fair value is determined by reference to vendor specific objective evidence (“VSOE”) as defined in American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. First, the revenue for the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

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

Foreign Currency Translation

The functional currency of each of the Company’s foreign operations is generally the local currency of the country in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period.

Increases and decreases in net assets resulting from foreign currency translation are reflected in stockholder’s equity as a component of accumulated other comprehensive income (loss).

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to forty years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment was $189 million in 2004, $122 million for the period January 1, 2005 through August 10, 2005, $82 million for the period August 11, 2005 through December 31, 2005 and $212 million in 2006.

Software Products

Product development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Costs associated with purchased software, software obtained through business acquisitions, and new products and enhancements to existing products that are technologically feasible and recoverable are capitalized and amortized over the estimated useful lives of the related products, generally two to eleven years (average life is eight years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization. Amortization of all software products aggregated $83 million in 2004, $56 million for the period January 1, 2005 through August 10, 2005, $81 million for the period August 11, 2005 through December 31, 2005 and $223 million in 2006. Capitalized development costs were $17 million in 2004, $9 million for the period from January 1, 2005 through August 10, 2005, $6 million for the period from August 11, 2005 through December 31, 2005 and $21 million in 2006.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from five to twenty-five years (average life is 16 years).

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

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2006, total amortization of all acquisition-related intangible assets during each of the years ended December 31 follows (in millions):

2007	$406
2008	400
2009	394
2010	386
2011	365

Trade Name and Goodwill

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

The following table summarizes changes in goodwill by segment (in millions):

	FS	HEPS	AS	Total
Predecessor
Balances at December 31, 2004	$618	$564	$642	$1,824
2005 acquisitions	26	88	117	231
Adjustments to previous acquisitions	(11)	(7)	—	(18)
Effect of foreign currency translation	(10)	(6)	(24)	(40)

Balance at August 10, 2005	$623	$639	$735	$1,997

Successor
Acquisition of SunGard	$3,040	$1,797	$2,020	$6,857
2005 acquisitions	68	—	—	68
Effect of foreign currency translation	(4)	(3)	(14)	(21)

Balance at December 31, 2005	3,104	1,794	2,006	6,904
Adjustments related to the Transaction	(293)	75	102	(116)
2006 acquisitions	96	—	—	96
2006 divestitures	(7)	—	—	(7)
Effect of foreign currency translation	18	11	45	74

Balance at December 31, 2006	$2,918	$1,880	$2,153	$6,951

Stock-Based Compensation

Successor

Statement of Financial Accounting Standards (“SFAS”) Number 123R (revised 2004), Share-Based Payment (“SFAS 123R”), superseded Accounting Principles Board Opinion Number 25 (“APB 25”) and requires companies to expense the fair value of employee stock options. The Company adopted SFAS 123R as of the date of the Transaction using the modified prospective method, which requires companies to record stock compensation expense over the remaining service period for all unvested awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. Using the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award using the Black-Scholes pricing model which is recognized as expense over the appropriate service period.

Predecessor

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock option and award plans. Accordingly, the Company recorded compensation expense for its restricted stock awards, and the Company included in merger costs a non-cash stock compensation charge of approximately $59 million in the period from January 1, 2005 to August 10, 2005 due to the accelerated vesting of all options and restricted stock in connection with the Transaction (see Note 2). SFAS Number 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS Number 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123” changed the method for recognition of cost of stock option and award plans. Had the Company adopted the optional cost recognition requirements of SFAS 123, net income would have been reduced by $88 million in 2004 and $135 million in the period from January 1 through August 10, 2005.

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

Effect of Recent Accounting Pronouncements

In June 2005, the FASB Derivatives Implementation Group (“DIG”) issued DIG Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement with respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option, (“DIG B38”) and DIG Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor, (“DIG B39”) that address circumstances in which a put or call option embedded in a debt instrument would be bifurcated from the debt instrument and accounted for separately. DIG B38 and DIG B39 were effective in the first quarter of 2006. DIG B38 and DIG B39 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This Interpretation is effective as of January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48, but the Company does not expect adoption to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. SFAS 158 also requires certain additional annual disclosures related to pension and OPEB plans. The Company does not expect the adoption of SFAS 158, which is required as of December 31, 2007, to have a material impact on the consolidated financial statements.

2. Acquisitions and Dispositions:

Acquisitions by the Company

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2006, the Company completed ten acquisitions in its FS segment. Cash paid, subject to certain adjustments, was $163 million.

The following table lists the businesses the Company acquired in 2006:

Acquired Company/Business	Date Acquired	Description
Dataware Solutions, Inc.	03/14/2006	Employee compliance solutions for financial institutions.
Armonys Technology SAS	04/28/2006	Consulting and IT professional services to financial institutions in France.
ProNvest Inc.	09/18/2006	Managed investment account services to 401(k) participants and electronic signature and authentication software.
System Access Limited	10/02/2006	Universal banking solutions for retail and wholesale banking, based in Singapore.
Soliton’s Time Square business	10/02/2006	Data management software and services.
Trax NV	10/10/2006	Payment and liquidity management solutions.
Shanghai Fudan Kingstar Computer Co., Ltd.	10/31/2006	Software and processing solutions for China’s financial services, higher education and public sector.
Carnot AG	11/03/2006	Business process management solutions based in Germany.
Integrated Business Systems, Inc.	11/17/2006	Investment accounting software and services for hedge funds.
Automated Financial Systems Corporation	12/14/2006	Front-office solutions for the retail brokerage industry.

At December 31, 2006, the purchase price allocations for businesses acquired in 2006 are preliminary and subject to finalization of independent appraisals of acquired software and customer base assets and deferred income taxes.

During 2005, the Company completed eight acquisitions in its FS segment, two acquisitions in its HEPS segment and one acquisition in its AS segment. Cash paid was $538 million.

During 2004, the Company completed seven acquisitions in its FS segment and three acquisitions in its HEPS segment. Cash paid was $774 million, and additional consideration of $25 million was paid based on the operating performance of Brut LLC, which was subsequently sold in 2004.

At December 31, 2006, contingent purchase price obligations that depend upon the operating performance of three acquired businesses total $56 million, which the Company currently does not expect to pay. The amount paid, if any, will generally be recorded as additional goodwill at the time the actual performance is known and the amounts become due. There were no amounts earned or paid in 2005 or 2006, and there were no amounts payable as of December 31, 2006.

Dispositions

During 2006, the Company sold three businesses for combined cash proceeds of approximately $9 million with no significant gain or loss. In September 2004, the Company completed the sale of Brut LLC, an electronic communications network, to The NASDAQ Stock Market, Inc. (“NASDAQ”) for cash consideration of $190 million. The sale generated a pre-tax gain of $78 million ($46 million after tax) for the year ended December 31, 2004.

Acquisition of SunGard

As discussed in Note 1, the Transaction was completed on August 11, 2005 and was financed by a combination of borrowings under the Company’s senior secured credit facilities, the issuance of senior notes due 2013 and senior subordinated notes due 2015, the funding under the Company’s accounts receivable securitization program, and the equity investment of the Sponsors, co-investors and management. See Note 5 for a description of the Company’s debt.

The purchase price including transaction costs was approximately $11.73 billion. The sources and uses of funds in connection with the Transaction are summarized below (in millions):

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

The non-cash equity contribution was a combination of shares and fully vested stock options of the Predecessor. The shares were converted into shares of the Parent Companies. The fully vested stock options were automatically converted into fully vested stock options of the Parent Companies (“continuation options”).

Purchase Price Allocation

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of August 11, 2005 as set forth below (in millions). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

Property and equipment	$701
Software products	1,507
Customer base	3,038
Trade name	1,019
Goodwill	6,741
Other tangible and intangible assets	265
Deferred income taxes	(1,948)
Debt assumed	(464)
Net current assets acquired	872

Total purchase price	11,731
Non-cash equity contribution	154

Cash used in acquisition of SunGard by Solar Capital	$11,577

Pro forma financial information

The following unaudited pro forma results of operations (in millions) for 2005 assume that the Transaction occurred as of the beginning of 2005 and was reflected in the Company’s results from that date. The following unaudited pro forma results of operations (in millions) for 2006 assume that certain businesses acquired in 2006 occurred as of the beginning of 2006 and were reflected in the Company’s results from that date. The pro forma effect of the businesses acquired in 2005 and 2006 and the businesses disposed of in 2006 is not material to the results of operations of 2005. The pro forma results for 2006 include the 2006 acquisitions of System Access Limited, Shanghai Fudan Kingstar Computer Co., Ltd. and Integrated Business Systems, Inc. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transaction and acquisitions had actually occurred at the beginning of each period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, transaction costs (including stock-based compensation charges due to the acceleration of stock options in connection with the Transaction), interest expense and related tax effects.

	2005	2006
Revenue	$3,999	$4,356
Net loss	(320)	(127)

Merger Costs

During the period from January 1, 2005 through August 10, 2005, the Company recorded merger costs of $121 million. These costs primarily include $59 million of accounting, investment banking, legal and other costs associated with the Transaction and a non-cash charge for stock compensation of approximately $59 million in the period ended August 10, 2005 due to the acceleration of stock options and restricted stock. During the period from August 11, 2005 through December 31, 2005, the

Company recorded merger costs of $18 million consisting primarily of payroll taxes and certain compensation expenses related to the Transaction.

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2005	December 31, 2006
Segregated customer cash and treasury bills	$42	$48
Securities owned	36	28
Securities borrowed	261	305
Receivables from customers and other	52	39

Clearing broker assets	$391	$420

Payables to customers	$60	$70
Securities loaned	272	275
Customer securities sold short, not yet purchased	16	15
Payable to brokers and dealers	12	16

Clearing broker liabilities	$360	$376

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Clearing broker securities consist of trading and investment securities at fair market values, which are based on quoted market rates. Securities borrowed and loaned are collateralized financing transactions which are cash deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

4. Property and Equipment

Property and equipment consisted of the following (in millions):

	December 31, 2005	December 31, 2006
Computer and telecommunications equipment	$288	$446
Leasehold improvements	276	371
Office furniture and equipment	58	82
Buildings and improvements	98	107
Land	24	22
Construction in progress	33	49

	777	1,077
Accumulated depreciation and amortization	(72)	(304)

	$705	$773

5. Debt and Derivative Instruments

Debt consisted of the following (in millions):

	December 31, 2005	December 31, 2006
Secured revolving credit facility (A)	$—	$—
Secured term loan facilities, effective interest rate of 6.86% and 7.61% (A)	3,969	3,968
Senior Notes due 2009 at 3.75%, net of discount of $21 and $12 (B)	229	238
Senior Notes due 2014 at 4.875%, net of discount of $33 and $28 (B)	217	222
Senior Notes due 2013 at 9.125% (C)	1,600	1,600
Senior Subordinated Notes due 2015 at 10.25% (C)	1,000	1,000
Senior Notes due 2013 at LIBOR plus 4.5% (8.525% and 9.905%) (C)	400	400
Other, primarily acquisition purchase price and capital lease obligations	14	11

	7,429	7,439
Short-term borrowings and current portion of long-term debt	(46)	(45)

Long-term debt	$7,383	$7,394

On August 11, 2005, in connection with the Transaction, the Company (i) entered into a $5.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower (denominated in euros and pounds sterling), and a $1.0 billion revolving credit facility ($980 million and $987 million available as of December 31, 2005 and 2006, respectively, after giving effect to certain outstanding letters of credit), (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes and (iii) entered into a $375 million accounts receivable securitization program (subsequently increased to $450 million). The term loan facility denominated in euros and pounds sterling was $158 million and $144 million, respectively, at December 31, 2005 and $175 million and $163 million, respectively, at December 31, 2006.

(A) Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate that is the higher of (1) the prime rate of JP Morgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility may be reduced subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum and may be reduced subject to attaining certain leverage ratios.

All obligations under the senior secured credit agreement are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% wholly owned subsidiaries, referred to, collectively, as U.S. Guarantors. In addition, the borrowings of U.K. subsidiary borrowers under the revolving credit facility are fully and unconditionally guaranteed by certain 100%, wholly owned U.K. subsidiaries.

The Company is required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount through November 2012, with the remaining amount payable in February 2013.

The senior secured credit facilities also require the Company to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under our accounts receivable securitization program. Any mandatory prepayments would be applied pro rata to the term loan lenders and to installments of the term loan facilities in direct order of maturity.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity in August 2011.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and most or all of its subsidiaries’) ability to incur additional debt or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, under the senior secured credit facilities, the Company is required to satisfy certain total leverage and interest coverage ratios.

The Company uses interest rate swap agreements to manage the floating rate proportion of its debt portfolio. In November 2005, the Company entered into an interest rate swap agreement, which expires in February 2009, for the notional amount of $800 million of its $4.4 billion floating rate debt in order to hedge a portion of its exposure to variable rate interest payments associated with the senior secured credit facilities (“November 2005 swap”). In February 2006, the Company entered into an interest rate swap agreement, which expires in February 2011, for an additional notional amount of $800 million (“February 2006 swap”). The Company is required to pay the counterparty a stream of fixed interest payments of 4.85% for the November 2005 swap and 5.0% for the February 2006 swap, and in turn, receives variable interest payments based on LIBOR (5.38% at December 31, 2006) from the counterparties. The net receipt or payment from the interest rate swap agreements is included in interest expense. The interest rate swaps are designated and qualify as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and included at estimated fair value as an asset or a liability in the consolidated balance sheet. The estimated fair value of the swaps was based on current settlement prices and quoted market prices of comparable contracts. For the period from August 11 through December 31, 2005 and for 2006, the Company included an unrealized after-tax loss of $1.5 million and an unrealized after-tax gain of $1.9 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value on the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the senior secured credit facilities change, if the loan is extinguished or if the swap agreements are terminated prior to maturity.

The effects of the November 2005 swap and the February 2006 swap are reflected in the effective interest rate for the senior secured credit facilities in the table above.

(B) Senior Notes due 2009 and 2014

On January 15, 2004, the Company issued $500 million of senior unsecured notes, of which $250 million are 3.75% notes due 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. As a result of the Transaction, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $446 million and $460 million as of December 31, 2005 and 2006, respectively, reflecting the remaining unamortized discount caused by the Transaction. The $40 million discount at December 31, 2006 will be amortized and included in interest expense over the remaining periods to maturity.

(C) Senior Notes due 2013 and Senior Subordinated Notes due 2015

The senior notes due 2013 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% wholly owned subsidiaries of the Company.

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

The indentures governing the senior notes due 2013 and senior subordinated notes due 2015 contain a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2013 or senior subordinated notes due 2015, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

(D) Off Balance Sheet Debt—Accounts Receivable Securitization Program

In August 2005, certain domestic subsidiaries entered into two receivables facilities, a transitional facility and a long-term facility (the “Facilities”). The Facilities provided the Company funding of up to $375 million by allowing it to sell, on a revolving basis, an undivided interest in eligible receivables, subject to the satisfaction of other customary conditions, for a period of up to six years following the Transaction.

At December 31, 2005, all participating domestic subsidiaries had joined the long-term facility and there are no subsidiaries participating in, and no borrowings under, the transitional facility. In addition, funding available under the long-term facility was increased to $450 million. Under the long-term facility, eligible receivables are sold to third-party conduits through a wholly owned, bankruptcy remote, special purpose entity that is not consolidated for financial reporting purposes. The Company continues to service the receivables and charge a monthly servicing fee at market rates. The third-party conduits are sponsored by certain lenders under the Company’s senior secured credit facilities. Additional subsidiaries may become parties to the long-term facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence. Sales of receivables under the long-term facility qualify as sales under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Accordingly, these receivables, totaling $618 million and $655 million as of December 31, 2005 and 2006, respectively, net of applicable allowances, and the corresponding borrowings, totaling $385 million and $376 million at December 31, 2005 and 2006, respectively, are excluded from the Company’s consolidated balance sheets. The Company’s retained interest in receivables sold as of December 31, 2005 and 2006 is $224 million and $275 million, respectively. Expenses associated with the long-term facility totaled $19 million for the period ended December 31, 2005, of which $18 million related to the loss on sale of the receivables and discount on retained interests and is included in other income (expense) in the consolidated statements of operations. Expenses associated with the long-term facility totaled $29 million for the period ended December 31, 2006, which related to the loss on sale of the receivables and discount on retained interests. The gain or loss on sale of receivables is determined at the date of transfer based upon the fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate of 7.25% and 8.25% at December 31, 2005 and 2006, respectively) are the key assumptions used in this estimate. At December 31, 2006, a 20% adverse change in the assumed collection period or assumed discount rate would not have a material impact on the Company’s financial position or results of operations.

Future Maturities

At December 31, 2006, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2007	$45
2008	44
2009(1)	293
2010	41
2011	40
Thereafter(1)	7,016

(1)	2009 and thereafter include debt discounts of $12 million and $28 million, respectively.

Subsequent Event

In February 2007 the Company amended its Credit Agreement to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity by one year and change certain other terms. The Company expects to use the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013 and to expense approximately $10 million of deferred financing costs during the first quarter of 2007 as a result of the redemption.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of the end of the last two years (in millions):

	December 31, 2005		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest rate swap contracts	$(2)	$(2)	$3	$3
Floating rate debt	4,368	4,407	4,368	4,426
Fixed rate debt	3,061	3,119	3,071	3,212

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreements. The carrying value of the Company’s floating rate long-term debt approximates its fair value. The fair value of the Company’s fixed rate long-term debt is based on quoted market rates.

6. Stock Option and Award Plans and Stock-Based Compensation

Successor

In connection with the Transaction, the Parent Companies adopted a new equity-based management compensation plan, which authorizes equity awards to be granted for up to 60 million shares of Class A common stock and 7 million shares of Class L common stock of SunGard Capital Corp. and 2.5 million shares of preferred stock of SunGard Capital Corp. II. Certain management and key employees were granted time-based options or a combination of time-based and performance-based options to purchase stock in the Parent Companies. The issued options are for equity units (Unit) consisting of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II. The shares comprising a Unit are in the same proportion as the shares issued to the shareholders of the Parent Companies. Options are exercisable only as a Unit and cannot be separately exercised for individual classes of shares.

As discussed in Note 2, options to purchase shares of the Predecessor held by certain members of management that were not exercised before closing of the Transaction were automatically converted into fully-vested continuation options to purchase 7.4 million Units having the same aggregate intrinsic value of $100 million. The continuation options have an exercise price of $4.50.

During the period August 11, 2005 through December 31, 2005, the Parent Companies granted time-based and performance-based options to purchase approximately 12.5 million and 18.2 million

Units, respectively. During 2006, the Parent Companies granted time-based and performance-based options to purchase approximately 1.1 million and 1.5 million Units, respectively. Time-based options vest over the next five years as follows: 25% one year after date of grant, and 1/48 of the remaining balance each month thereafter for 48 months. Performance-based options vest upon the attainment of certain annual or cumulative earnings goals for the Company during the six-year period beginning January 1, 2005. Time-based and performance-based options can vest upon a change in control, subject to certain conditions, and expire ten years from the date of grant. The total fair value of options that vested for the period from August 11, 2005 through December 31, 2005 and for the year ended December 31, 2006 was $17 million and $50 million, respectively.

As of the date of the Transaction, the Company adopted SFAS Number 123R (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective method, which requires companies to record stock compensation expense over the remaining service period for all unvested awards as of the adoption date. Accordingly, prior period amounts presented herein have not been restated.

The fair value of options granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Period from August 11 through December 31, 2005	Year ended December 31, 2006
Weighted-average fair value on date of grant	$10.56	$9.99
Ratio of weighted-average fair value to weighted-average market value on date of grant	59%	56%
Assumptions used to calculate fair value:
Volatility	62%	62%
Risk-free interest rate	4.2%	4.8%
Expected term	5.5 years	4.8 years
Dividends	zero	zero

Expected volatility is based primarily on a combination of the Company’s historical volatility adjusted for its new leverage and estimates of implied volatility of the Company’s peer group. The requisite service period is up to five years from the date of grant.

For the period August 11, 2005 through December 31, 2005 and for 2006, the Company included non-cash stock compensation expense of $29 million and $38 million, respectively, in sales, marketing and administration expenses. At December 31, 2006, there is approximately $90 million of unearned non-cash stock-based compensation related to time-based options that the Company expects to record as expense primarily over the next four years. In addition, at December 31, 2006, there is approximately $135 million of unearned non-cash stock-based compensation related to performance-based options that the Company could record as expense over the next four years, depending on the level of achievement of financial performance goals. For time-based options, compensation expense is recorded on a straight-line basis over the requisite service period of five years. For performance-based options, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period, with a cumulative catch-up amount recorded for prior service. The following table summarizes transactions under these option plans:

	Units (in millions)		Weighted- Average Price
	Available	Under Option
Authorized	38.7	—	$—
Continuation units	—	7.4	4.5
Granted	(30.7)	30.7	18.0
Canceled	1.3	(1.6)	14.5

Balances at December 31, 2005	9.3	36.5	15.4
Authorized	—	—	—
Granted	(2.6)	2.6	18.0
Canceled	1.4	(1.4)	18.0
Exercised	0.1	(0.3)	4.6

Balances at December 31, 2006	8.2	37.4	15.6

The total intrinsic value of options exercised during the year ended December 31, 2006 was $4 million.

The following table summarizes information concerning options vested and expected to vest at December 31, 2006:

Exercise Price	Weighted-average Remaining Life (years)	Number of Options Outstanding (in millions)	Aggregate Intrinsic Value (in millions)	Number of Options Exercisable (in millions)	Aggregate Intrinsic Value (in millions)
$ 4.50	6.7	6.7	$90	6.7	$90
18.00	8.6	14.9	—	6.1	—

Predecessor

Prior to the Transaction, the Company had an employee stock purchase plan whereby employees could purchase Company stock for 85% of the lower of the closing price of the Company’s common stock on the first business day or the last business day of each calendar quarter. During 2004 and 2005, employees purchased 1.3 million and 0.4 million shares, respectively, at average purchase prices of $21.60 and $23.84 per share, respectively.

The Company also had other equity incentive plans, whereby restricted shares or options to purchase shares of common stock were granted to key employees and outside directors. During 2004 and 2005, the Company awarded performance accelerated stock options (PASOs) for an aggregate of 3.8 million and 4.3 million shares, respectively. The Company also awarded 40,100 restricted shares to Outside Directors in 2004 at an average fair value of $24.34 per share. Compensation expense related to restricted shares aggregated $1 million in 2004. All outstanding options and restricted shares as of August 10, 2005 were accelerated in connection with the Transaction (see Merger and Other Income (Expense) in Note 2).

The table below summarizes transactions under these equity incentive plans:

	Shares (in millions)		Weighted- average Price
	Available	Under Option
Balances at December 31, 2003	9.2	40.7	$21.86
Authorized	3.6	—	—
Canceled	3.1	(3.1)	24.79
Granted	(9.2)	9.2	26.69
Exercised	—	(2.4)	14.63

Balances at December 31, 2004	6.7	44.4	23.05
Canceled	1.1	(1.1)	25.55
Granted	(5.1)	5.1	26.08
Exercised	—	(38.5)	22.67
Continuation options	—	(9.9)	23.62
Plan cancellation	(2.7)	—	—

Balances at August 10, 2005	—	—	—

7. Savings Plans

The Company and its subsidiaries maintain savings plans that cover substantially all employees. These plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense under these plans aggregated $34 million in 2004, $23 million for the period January 1, 2005 through August 10, 2005, $16 million for the period August 11, 2005 through December 31, 2005 and $43 million in 2006.

8. Income Taxes

The provision (benefit) for income taxes for 2004, the predecessor and successor periods of 2005, and for 2006 consisted of the following (in millions):

	Predecessor		Successor
	Year Ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year Ended December 31, 2006
Current:
Federal	$184	$95	$2	$—
State	57	36	3	13
Foreign	53	25	19	52

	294	156	24	65

Deferred:
Federal	12	(9)	(47)	(79)
State	2	(2)	(7)	2
Foreign	(1)	(3)	(3)	(9)

	13	(14)	(57)	(86)

	$307	$142	$(33)	$(21)

Income (loss) before income taxes for 2004, the predecessor and successor periods of 2005, and for 2006 consisted of the following (in millions):

	Predecessor		Successor
	Year Ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year Ended December 31, 2006
U.S. operations	$615	$203	$(111)	$(263)
Foreign operations	146	85	49	124

	$761	$288	$(62)	$(139)

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate and the Company’s effective income tax rate for 2004, the predecessor and successor periods of 2005, and for 2006 were as follows (in millions):

	Predecessor		Successor
	Year Ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year Ended December 31, 2006
Tax at federal statutory rate	$266	$101	$(22)	$(48)
State income taxes, net of federal benefit	39	22	(6)	8
Foreign taxes, net of US foreign tax credit	(6)	(1)	(1)	16
Non-deductible merger costs	2	16	(1)	—
Other, net	6	4	(3)	3

	$307	$142	$(33)	$(21)

Effective income tax rate	40%	49%	53%	15%

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities at December 31, 2005 and 2006 are summarized as follows (in millions):

	December 31, 2005	December 31, 2006
Current:
Trade receivables and retained interest	$18	$15
Accrued Expenses, net	22	19

Total current deferred income tax asset	$40	$34

Long-term:
Property and equipment	$22	$49
Intangible assets	(1,877)	(1,901)
Net operating loss carry-forwards	94	116
Other, net	5	15

Total long-term deferred income tax liability	(1,756)	(1,721)
Valuation allowance	(47)	(56)

Net long-term deferred income tax liability	$(1,803)	$(1,777)

A valuation allowance for deferred income tax assets associated with certain net operating loss carry-forwards has been established. The North American tax loss carry-forwards include U.S. federal and state of $182 million and $568 million, respectively, and a total of $2 million in Canada, Mexico and Brazil. Israeli tax loss carry-forwards, totaling $19 million, are unlimited in duration and are linked to the Israeli consumer price index. European and Asian tax loss carry-forwards total $109 million. The utilization of these tax loss carry-forwards are limited in certain jurisdictions and expire between 2007 and 2026. The Company recorded the benefit of tax loss carry-forwards of $10 million, $1 million and $58 million in 2004, the Predecessor period of 2005 and in 2006, respectively. There was no benefit of tax loss carry-forwards recorded in the Successor period of 2005. Predecessor net operating loss carry-forwards as of December 31, 2006 were $227 million. Utilization, if any, of Predecessor net operating loss carry-forwards not recorded as an asset at August 10, 2005 will be recorded as a reduction to goodwill.

As of December 31, 2006, the Company has not accrued deferred U.S. income taxes on $164 million of unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used for U.K. debt service. If all of these earnings were to be repatriated at one time, the residual U.S. tax would be $60 million.

9. Segment Information

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. FS primarily serves financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

HEPS primarily provides specialized enterprise resource planning and administrative software and services to institutions of higher education, school districts and other not-for-profit organizations, as well as state and local governments.

AS helps its customers maintain uninterrupted access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their information technology, or IT, reliable and secure.

The operating results for each segment follow (in millions):

Predecessor
2004	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$1,871	$525	$1,160	$3,556	$—		$3,556
Depreciation and amortization	68	11	137	216	2		218
Amortization of acquisition-related intangible assets	63	35	21	119	—		119
Operating income	319	82	365	766	(62	)(1)	704
Goodwill	618	564	642	1,824	—		1,824
Total assets	2,676	1,385	2,015	6,076	(881	)(2)	5,195
Cash paid for property and equipment and software	53	13	174	240	—		240

Period from January 1, 2005 through August 10, 2005	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$1,120	$471	$780	$2,371	$—		$2,371
Depreciation and amortization	39	8	94	141	—		141
Amortization of acquisition-related intangible assets	39	30	15	84	—		84
Operating income	183	76	197	456	(160	)(1)	296
Goodwill	623	639	735	1,997	—		1,997
Cash paid for property and equipment and software	44	14	97	155	—		155

Successor

Period from August 11, 2005 through December 31, 2005	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$786	$317	$528	$1,631	$—		$1,631
Depreciation and amortization	20	6	63	89	—		89
Amortization of acquisition-related intangible assets	77	24	46	147	—		147
Operating income	104	47	128	279	(82	)(1)	197
Goodwill	3,104	1,794	2,006	6,904	—		6,904
Total assets	7,372	3,662	5,127	16,161	(1,574	)(2)	14,587
Cash paid for property and equipment and software	32	8	79	119	—		119

2006	FS	HEPS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,095	$870	$1,358	$4,323	$—		$4,323
Depreciation and amortization	57	15	166	238	—		238
Amortization of acquisition-related intangible assets	210	70	117	397	2		399
Operating income	237	127	288	652	(120	)(1)	532
Goodwill	2,918	1,880	2,153	6,951	—		6,951
Total assets	7,663	3,573	6,061	17,297	(2,626	)(2)	14,671
Cash paid for property and equipment and software	89	21	202	312	—		312

(1)	Includes corporate administrative expenses and merger costs.

(2)	Includes items that are eliminated in consolidation and deferred income taxes.

FS revenue by business area follows (in millions):

	Predecessor		Successor
	Year Ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year Ended December 31, 2006
Wealth Management & Brokerage	$512	$323	$197	$539
Benefit Administration & Insurance	383	237	165	472
Trading, Treasury & Risk Management	790	434	348	856
Institutional Asset Management & Securities Servicing	186	126	76	228

Total Financial Systems	$1,871	$1,120	$786	$2,095

The Company’s revenue by customer location follows (in millions):

	Predecessor		Successor
	Year Ended December 31, 2004	Period from January 1 through August 10, 2005	Period from August 11 through December 31, 2005	Year Ended December 31, 2006
United States	$2,638	$1,710	$1,190	$3,091

International:
United Kingdom	382	303	205	569
Continental Europe	328	211	125	376
Canada	103	65	44	122
Asia/Pacific	57	37	43	79
Other	48	45	24	86

	918	661	441	1,232

	$3,556	$2,371	$1,631	$4,323

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2005	December 31, 2006
United States	$504	$537

International:
United Kingdom	133	156
Continental Europe	47	49
Canada	19	20
Asia/Pacific	1	5
Other	1	6

	201	236

	$705	$773

10. Related Party Transactions

In connection with the Transaction, SunGard Holdco LLC, the Company’s parent, paid the Sponsors $96 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been allocated as debt issuance costs or included in the overall purchase price of the Transaction.

The Company and its Parent Companies have agreed to pay the Sponsors management fees based on 1% of quarterly Adjusted EBITDA in connection with planning, strategy, oversight and support to management. These management fees are payable quarterly in arrears. During the period August 11, 2005 through December 31, 2005 and for the year ended December 31, 2006, the Company recorded $6.5 million and $14.0 million, respectively, relating to management fees in sales, marketing and administration expenses in the statement of operations, of which $3.7 million and $3.2 million, respectively, is included in other accrued expenses on the balance sheet at December 31, 2005 and December 31, 2006, respectively. In addition, the management agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions. The management agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates.

In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from the Company’s Chief Executive Officer (CEO) in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock. Also in connection with the Transaction, SunGard Capital Corp. II received a $6 million promissory note (together with the SunGard Capital Corp. note, the “Notes”) from the CEO in payment for 61 thousand shares of preferred stock. The Notes bear interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725% per annum which is payable on the last day of each calendar quarter in arrears. Principal payments are due upon written demand by the Parent Companies. The Notes are fully recourse notes and are secured by a pledge of the CEO’s shares of the Parent Companies. SunGard Data Systems Inc. is not a party to these arrangements, which were entered into prior to the consummation of the Transaction, therefore there are no amounts recorded relating to the Notes in the Company’s financial statements.

11. Commitments, Contingencies and Guarantees

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were $24 million of restoration liabilities included in accrued expenses at December 31, 2006. The Company’s three largest availability services facilities are designed specifically for the Company’s business. We could incur significant penalties if we are unable to renew these leases. Future minimum rentals under operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 follow (in millions):

2007	$175
2008	150
2009	112
2010	94
2011	75
Thereafter	254

$860

Rent expense aggregated $170 million in 2004, $114 million for the period January 1, 2005 through August 10, 2005, $75 million for the period August 11, 2005 through December 31, 2005 and $184 million in 2006.

At December 31, 2006, the Company had outstanding letters of credit and bid bonds of $20 million, issued primarily as security for performance under certain customer contracts. In connection with certain previously acquired businesses, up to $56 million could be paid as additional consideration depending on the future operating results of those businesses (see Note 2).

In the event that the management agreement described in Note 10 is terminated by the Sponsors or the Company and its Parent Companies, the Sponsors will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors or the Company and its Parent Companies provide notice to the other.

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

12. Quarterly Financial Data (unaudited)

	Predecessor			Successor
(in millions)	First Quarter	Second Quarter	Period from July 1 through August 10, 2005	Period from August 11 through September 30, 2005	Fourth Quarter
2005(1)
Revenue	$947	$1,007	$417	$548	$1,083
Gross profit(2)	503	537	212	301	589
Income (loss) before income taxes	151	174	(37)	(43)	(19)
Net income (loss)	90	99	(43)	(23)	(6)

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$1,003	$1,064	$1,068	$1,188
Gross profit(2)	531	569	575	668
Income (loss) before income taxes(3)	(77)	(41)	(29)	8
Net loss (3)	(46)	(30)	(31)	(11)

(1)	Includes merger costs associated with the Transaction and the abandoned spin-off of SunGard Availability Services and a non-recurring charge related to the relocation of a leased facility of $16 million, $14 million, $103 million and $18 million during the first quarter, second quarter, period from July 1, 2005 through August 10, 2005, and period from August 11, 2005 through September 30, 2005, respectively. See Note 2.

(2)	Gross profit equals revenue less cost of sales and direct operating expenses.

(3)	The fourth quarter of 2006 includes an additional $5 million of noncash interest expense to correct the amortization of deferred financing fees.

13. Supplemental Guarantor Condensed Consolidating Financial Statements

On August 11, 2005, in connection with the Transaction, the Company issued $3.0 billion aggregate principal amount of the outstanding senior notes and the outstanding senior subordinated notes as described in Note 5. The senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned domestic subsidiaries of the Company (“Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities, described in Note 5.

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2005 and 2006, and for the year ended December 31, 2004, for the period from January 1, 2005 to August 10, 2005, for the period from August 11, 2005 to December 31, 2005 and for the year ended December 31, 2006 to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$74	$(8)	$251	$—	$317
Intercompany balances	(1,536)	1,442	94	—	—
Trade receivables, net	2	46	180	—	228
Prepaid expenses, taxes and other current assets	321	142	674	(316)	821

Total current assets	(1,139)	1,622	1,199	(316)	1,366
Property and equipment, net	1	496	208	—	705
Intangible assets, net	215	4,877	520	—	5,612
Goodwill	—	6,272	632	—	6,904
Intercompany balances	(744)	732	12	—	—
Investment in subsidiaries	12,568	1,563	—	(14,131)	—

Total Assets	$10,901	$15,562	$2,571	$(14,447)	$14,587

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$3	$6	$—	$46
Accounts payable and other current liabilities	204	1,158	737	(316)	1,783

Total current liabilities	241	1,161	743	(316)	1,829
Long-term debt	7,078	4	301	—	7,383
Intercompany debt	5	212	(134)	(83)	—
Deferred income taxes	5	1,617	181	—	1,803

Total liabilities	7,329	2,994	1,091	(399)	11,015
Total stockholder’s equity	3,572	12,568	1,480	(14,048)	3,572

Total Liabilities and Stockholder’s Equity	$10,901	$15,562	$2,571	$(14,447)	$14,587

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$56	$(19)	$279	$—	$316
Intercompany balances	(2,282)	2,244	38	—	—
Trade receivables, net	(1)	40	240	—	279
Prepaid expenses, taxes and other current assets	578	83	762	(549)	874

Total current assets	(1,649)	2,348	1,319	(549)	1,469
Property and equipment, net	1	526	246	—	773
Intangible assets, net	184	4,764	530	—	5,478
Goodwill	—	6,166	785	—	6,951
Intercompany balances	(757)	727	30	—	—
Investment in subsidiaries	13,074	1,757	—	(14,831)	—

Total Assets	$10,853	$16,288	$2,910	$(15,380)	$14,671

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$6	$—	$45
Accounts payable and other current liabilities	194	1,332	904	(549)	1,881

Total current liabilities	231	1,334	910	(549)	1,926
Long-term debt	7,053	3	338	—	7,394
Intercompany debt	—	246	(129)	(117)	—
Deferred income taxes	(5)	1,631	151	—	1,777

Total liabilities	7,279	3,214	1,270	(666)	11,097
Total stockholder’s equity	3,574	13,074	1,640	(14,714)	3,574

Total Liabilities and Stockholder’s Equity	$10,853	$16,288	$2,910	$(15,380)	$14,671

Supplemental Condensed Consolidating Schedule of Operations

(Predecessor)

	Year ended December 31, 2004
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,621	$1,072	$(137)	$3,556

Costs and expenses:
Cost of sales and direct operating	—	1,220	525	(137)	1,608
Sales, marketing and administration	—	451	214	—	665
Product development	—	160	76	—	236
Depreciation and amortization	2	155	61	—	218
Amortization of acquisition-related intangible assets	—	87	32	—	119
Merger costs	3	2	1	—	6

	5	2,075	909	(137)	2,852

Income (loss) from operations	(5)	546	163	—	704
Net interest income (expense)	(23)	(2)	4	—	(21)
Other income (expense)	473	187	—	(582)	78

Income (loss) before income taxes	445	731	167	(582)	761
Provision (benefit) for income taxes	(9)	258	58	—	307

Net income (loss)	$454	$473	$109	$(582)	$454

	Period from January 1 through August 10, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,755	$694	$(78)	$2,371

Costs and expenses:
Cost of sales and direct operating	—	847	350	(78)	1,119
Sales, marketing and administration	39	271	146	—	456
Product development	—	104	50	—	154
Depreciation and amortization	—	103	38	—	141
Amortization of acquisition-related intangible assets	—	58	26	—	84
Merger costs	119	2	—	—	121

	158	1,385	610	(78)	2,075

Income (loss) from operations	(158)	370	84	—	296
Net interest income (expense)	(11)	—	3	—	(8)
Other income (expense)	286	62	—	(348)	—

Income (loss) before income taxes	117	432	87	(348)	288
Provision (benefit) for income taxes	(29)	146	25	—	142

Net income (loss)	$146	$286	$62	$(348)	$146

Supplemental Condensed Consolidating Schedule of Operations

(Successor)

	Period from August 11 through December 31, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,202	$469	$(40)	$1,631

Costs and expenses:
Cost of sales and direct operating	—	541	240	(40)	741
Sales, marketing and administration	8	243	92	—	343
Product development	—	64	32	—	96
Depreciation and amortization	—	64	25	—	89
Amortization of acquisition-related intangible assets	—	122	25	—	147
Merger costs	12	2	4	—	18

	20	1,036	418	(40)	1,434

Income (loss) from operations	(20)	166	51	—	197
Net interest income (expense)	(233)	1	(10)	—	(242)
Other income (expense)	127	15	(11)	(148)	(17)

Income (loss) before income taxes	(126)	182	30	(148)	(62)
Provision (benefit) for income taxes	(97)	49	15	—	(33)

Net income (loss)	$(29)	$133	$15	$(148)	$(29)

	Year ended December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$3,145	$1,332	$(154)	$4,323

Costs and expenses:
Cost of sales and direct operating	—	1,469	665	(154)	1,980
Sales, marketing and administration	118	492	305	—	915
Product development	—	171	84	—	255
Depreciation and amortization	—	171	67	—	238
Amortization of acquisition-related intangible assets	2	329	68	—	399
Merger costs	4	—	—	—	4

	124	2,632	1,189	(154)	3,791

Income (loss) from operations	(124)	513	143	—	532
Net interest income (expense)	(632)	(11)	1	—	(642)
Other income (expense)	374	76	(26)	(453)	(29)

Income (loss) before income taxes	(382)	578	118	(453)	(139)
Provision (benefit) for income taxes	(264)	204	39	—	(21)

Net income (loss)	$(118)	$374	$79	$(453)	$(118)

Supplemental Condensed Consolidating Schedule of Cash Flows

(Predecessor)

	Year ended December 31, 2004
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$454	$473	$109	$(582)	$454
Non cash adjustments	(468)	89	84	582	287
Changes in operating assets and liabilities	(12)	93	(37)	—	44

Cash flow provided by (used in) operations	(26)	655	156	—	785

Investment Activities
Intercompany transactions	(47)	95	(48)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(799)	—	—	(799)
Cash paid for property and equipment and software	1	(181)	(60)	—	(240)
Other investing activities	—	194	—	—	194

Cash used in investment activities	(46)	(691)	(108)	—	(845)

Financing Activities
Net borrowings (repayments) of long-term debt	325	(25)	(2)	—	298
Other financing activities	(42)	—	—	—	(42)

Cash provided by (used in) financing activities	283	(25)	(2)	—	256

Increase (decrease) in cash and cash equivalents	211	(61)	46	—	196
Beginning cash and cash equivalents	185	66	228	—	479

Ending cash and cash equivalents	$396	$5	$274	$—	$675

Supplemental Condensed Consolidating Schedule of Cash Flows

(Predecessor)

	Period from January 1 through August 10, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$146	$286	$62	$(348)	$146
Non cash adjustments	(225)	72	58	348	253
Changes in operating assets and liabilities	39	139	(6)	—	172

Cash flow provided by (used in) operations	(40)	497	114	—	571

Investment Activities
Intercompany transactions	(137)	78	59	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(419)	—	—	(419)
Cash paid for property and equipment and software	7	(114)	(48)	—	(155)
Other investing activities	—	5	—	—	5

Cash provided by (used in) investment activities	(130)	(450)	11	—	(569)

Financing Activities
Net repayments of long-term debt	—	(43)	(14)	—	(57)
Other financing activities	386	—	—	—	386

Cash provided by (used in) financing activities	386	(43)	(14)	—	329

Increase in cash and equivalents	216	4	111	—	331
Beginning cash and equivalents	396	5	274	—	675

Ending cash and equivalents	$612	$9	$385	$—	$1,006

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Period from August 11 through December 31, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(29)	$133	$15	$(148)	$(29)
Non cash adjustments	(103)	135	35	148	215
Changes in operating assets and liabilities	463	260	(204)	—	519

Cash flow provided by (used in) operations	331	528	(154)	—	705

Investment Activities
Intercompany transactions	596	(321)	(275)	—	—
Acquisition of SunGard	(11,577)	—	—	—	(11,577)
Cash paid for businesses acquired by the Company, net of cash acquired	—	(119)	—	—	(119)
Cash paid for property and equipment and software	—	(97)	(22)	—	(119)
Other investing activities	—	—	15	—	15

Cash used in investment activities	(10,981)	(537)	(282)	—	(11,800)

Financing Activities
Cash received from borrowings for the Transaction	7,018	—	315	—	7,333
Investment by Parent	3,450	—	—	—	3,450
Net repayments of long-term debt	(356)	(8)	(13)	—	(377)

Cash provided by (used in) financing activities	10,112	(8)	302	—	10,406

Decrease in cash and equivalents	(538)	(17)	(134)	—	(689)
Beginning cash and equivalents	612	9	385	—	1,006

Ending cash and equivalents	$74	$(8)	$251	$—	$317

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Year ended December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(118)	$374	$79	$(453)	$(118)
Non cash adjustments	(293)	351	116	453	627
Changes in operating assets and liabilities	(284)	310	(44)	—	(18)

Cash flow provided by (used in) operations	(695)	1,035	151	—	491

Investment Activities
Intercompany transactions	722	(654)	(68)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(163)	—	—	(163)
Cash paid for property and equipment	(1)	(244)	(67)	—	(312)
Other investing activities	(7)	18	(5)	—	6

Cash provided by (used in) investment activities	714	(1,043)	(140)	—	(469)

Financing Activities
Net repayments of long-term debt	(37)	(3)	(8)	—	(48)

Cash used in financing activities	(37)	(3)	(8)	—	(48)

Effect of exchange rate changes on cash	—	—	25	—	25

Increase (decrease) in cash and equivalents	(18)	(11)	28	—	(1)
Beginning cash and equivalents	74	(8)	251	—	317

Ending cash and equivalents	$56	$(19)	$279	$—	$316

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position With SunGard Data Systems Inc.
Executive Officers
James E. Ashton III	48	Group Chief Executive Officer
Kathleen Asser Weslock	51	Senior Vice President—Human Resources and Chief Human Resources Officer
Donald W. Birdwell	54	Group Chief Executive Officer
Cristóbal Conde	46	President, Chief Executive Officer and Director
T. Ray Davis	58	Group Chief Executive Officer
Harold C. Finders	51	Group Chief Executive Officer
Theodore J. Gaasche	44	Group Chief Executive Officer
Till M. Guldimann	57	Vice Chairman
Ronald M. Lang	55	Group Chief Executive Officer
John E. McArdle, Jr.	49	Group Chief Executive Officer
Brian J. Madocks	51	Group Chief Executive Officer
Karen M. Mullane	42	Vice President and Controller
Michael K. Muratore	60	Executive Vice President
Brian Robins	48	Senior Vice President and Chief Marketing Officer
Michael J. Ruane	53	Senior Vice President—Finance and Chief Financial Officer
Gilbert O. Santos	47	Group Chief Executive Officer
Victoria E. Silbey	43	Senior Vice President—Legal and General Counsel
Richard C. Tarbox	54	Senior Vice President—Corporate Development

Directors
Chinh E. Chu	40	Director
John Connaughton	41	Director
James H. Greene, Jr.	56	Director
Glenn H. Hutchins	51	Chairman of the Board of Directors
James L. Mann	72	Director
John Marren	44	Director
Sanjeev Mehra	48	Director
Julie Richardson	43	Director

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

Ms. Asser Weslock has been Senior Vice President—Human Resources and Chief Human Resources Officer since November 2006. From 2005 to 2006, Ms. Asser Weslock was head of Human Resources at Deloitte Financial Services LLP, and from 2001 to 2005 she was Director of Global Human Resources for Shearman & Sterling LLP, an international law firm. Ms. Asser Weslock has over twenty years of human resources experience as both a consultant and a practitioner.

Mr. Birdwell has been Group Chief Executive Officer, SunGard Wealth Management & Brokerage since January 2005. Mr. Birdwell served as Group Chief Executive Officer, SunGard Asset Management Systems from 1999 to 2005 and Group Chief Executive Officer, SunGard Securities Processing Systems from 2002 to January 2005. From 1989 to 1999, Mr. Birdwell held various senior management positions with us, including President of one of our wealth management systems business units from 1993 to 1999. Mr. Birdwell was a senior executive of a wealth management systems business that we acquired in 1989.

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

Mr. Gaasche has been Group Chief Executive Officer, SunGard Availability Services since September 2006 and Interim Group Chief Executive Officer from January 2006 to September 2006. From 1999 to January 2006, Mr. Gaasche served as Chief Operating Officer and Chief Financial Officer, SunGard Availability Services. From 1995 to 1999, he served as President, SunGard Planning Solutions. From 1987 to 1995, Mr. Gaasche held numerous positions with us in the areas of financial administration and planning, including Vice-President and Controller of the SunGard Recovery Services Group.

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

Mr. Madocks has been Group Chief Executive Officer, SunGard Higher Education since January 2007 and President and Chief Operating Officer from January 2006 to January 2007. From 2003 to 2005, Mr. Madocks was Executive Vice President, Field Operations with a business we acquired in 2004. From 2000 to 2003, Mr. Madocks was Senior Vice President and General Manager with SAP America, Inc.

Ms. Mullane has been Vice President and Controller since April 2006, Vice President and Director of SEC Reporting from November 2005 to April 2006, Director of SEC Reporting from 2004 to November 2005 and Manager of SEC Reporting from 1999 to 2004. From 1997 to 1999, she was Vice President of Finance at NextLink Communications of Pennsylvania and, from 1994 to 1997, she was Director of Finance at EMI Communications. Ms. Mullane is a director and/or officer of most of our domestic subsidiaries.

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

Mr. Santos has been Group Chief Executive Officer, SunGard Public Sector since January 2007. Mr. Santos held various senior executive positions, including most recently President and Chief Executive Officer, with a business that we acquired in 2003 and that he joined in 1998. From 1983 to 1998, Mr. Santos held various executive positions at Motorola, Inc., including Director of the Public Sector Solutions Division and Land Mobile Sector Strategy Office.

Ms. Silbey has been Senior Vice President—Legal and General Counsel since September 2006 and Vice President—Legal and General Counsel from 2005 to 2006. From 1997 to 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from February 2004 to January 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Tarbox has been Senior Vice President—Corporate Development since 2001 and was Vice President—Corporate Development from 1987 to 2001.

Mr. Chu has been a Director since August 2005. Mr. Chu is a Senior Managing Director of The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu currently serves on the Boards of Directors of Celanese Corporation, Financial Guaranty Insurance Company, Graham Packaging Holdings Company, HealthMarkets, Inc. and Encore Medical Corporation.

Mr. Connaughton has been a Director since August 2005. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC, a global private investment firm, since 1997 and a member of the firm since 1989. Mr. Connaughton serves as a Director of ProSiebenSat.1 Media AG, AMC Theatres, MC Communications, Warner Music Group Corp., CRC Health Group, Cumulus Media Partners, The Boston Celtics, Epoch Senior Living and Warner Chilcott and Hospital Corporation of America.

Mr. Greene has been a Director since August 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. LP, a private equity firm (“KKR”), in 1986 and was a General Partner of KKR from 1993 until 1996, when he became a member of KKR & Co. L.L.C., which is the general partner of KKR. Mr. Greene serves on the Boards of Directors of Accuride Corporation, Aricent Inc., Avago Technologies, NuVox Inc. and Zhone Technologies, Inc.

Mr. Hutchins has been Chairman of the Board of Directors since August 2005. Mr. Hutchins is a co-founder and Managing Director of Silver Lake, a technology investment firm that was established in 1999. Mr. Hutchins is a Director of The Nasdaq Stock Market, Inc. and is on the Investment Committee of NXP B.V.

Mr. Mann has been a Director since September 2006. Mr. Mann served as Chairman of the Board from 1987 to August 2005 and as a Director from 1983 to 1986. Mr. Mann served as Chief Executive Officer from 1986 to 2002, President from 1986 to 2000, and Chief Operating Officer from 1983 to 1985.

Mr. Marren has been a Director since August 2005. Mr. Marren joined Texas Pacific Group, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex. Brown & Sons. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials and serves on the board of directors of ON Semiconductor, Conexant, Smart Modular, Celerity, Isola, Intergraph and Freescale.

Mr. Mehra has been a Director since August 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the board of directors of Nalco Holding Company, Burger King Corporation, ARAMARK Corporation, Hawker Beechcraft, Inc., KAR Holdings, Inc., Madison River Telephone Company, LLC and Adam Aircraft Industries, Inc.

Ms. Richardson has been a Director since August 2005. Ms. Richardson has been a Managing Director of Providence Equity Partners since 2003 and oversees the New York-based team. Between 1998 and 2003, Ms. Richardson held various roles at JPMorgan, including Vice Chairman of the firm’s investment banking division and Global Co-Head of the firm’s Telecom, Media and Technology group. Prior to joining JPMorgan in 1998, Ms. Richardson was a Managing Director at Merrill Lynch, where she spent over 11 years. Ms. Richardson serves as a director of Open Solutions Inc.

The Principal Investor Agreement dated August 10, 2005 by and among our four parent companies and the Sponsors contain agreements among the parties with respect to the election of our directors and the directors or managers of our parent companies. Each Sponsor is entitled to elect one representative to the board of directors of SunGard Capital Corp., which will then cause the board of directors or managers, as applicable, of the other parent companies and of us to consist of the same members. In accordance with the charter of the Nominating and Corporate Governance Committee, to the extent consistent with applicable agreements, the Nominating and Corporate Governance Committee will identify, recommend and recruit qualified candidates to fill new positions on the Board and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates.

The Board has determined that Mr. Connaughton qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the Securities and Exchange Commission. Mr. Connaughton is not an independent director because of his affiliation with Bain Capital Partners, LLC, the affiliated funds of which hold a 13.70% equity interest in the Parent Companies.

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

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2006 to our chief executive officer (principal executive officer), chief financial officer (principal financial officer), three other executive officers and two former executive officers who were the most highly compensated executive officers in fiscal year 2006. We refer to these seven executive officers as our “Named Executive Officers.”

On August 11, 2005, we were acquired by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and Texas Pacific Group (the “Transaction”). As a result of the Transaction, we are now privately held and controlled by the private equity firms that acquired the Company (the “Sponsors”). As discussed in more detail below, various aspects of Named Executive Officer compensation were negotiated and determined at the time of the Transaction.

Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of the Company’s executive officers and related duties. Management presents cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for executive officers by exercising its discretion in accepting, modifying or rejecting any management recommendations. 2006 was the first fiscal year in which the post-Transaction Compensation Committee reviewed and established annual executive compensation.

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial and business results; and

•	to further align the interests of executive officers with those of our stockholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.

Our compensation program for senior executives, including the Named Executive Officers, is designed to reward Company performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., “pay for performance.” Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each Named Executive Officer, we look at each individual’s contributions to our overall results, our operating and financial performance compared with the targeted goals, and our size and complexity compared with companies in our compensation peer group.

Elements of Our Executive Compensation Program

In 2006, the principal elements of compensation for Named Executive Officers were:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses;

•	long-term equity incentive compensation;

•	benefits and perquisites; and

•	severance compensation and change of control protection.

Annual Cash Compensation

Management develops recommendations for annual executive cash compensation plans by using compensation survey data for a broad set of organizations of comparable business, size and complexity, and then compares the survey results to publicly available compensation data for a group of companies we consider to be our peer group. We believe that the compensation practices of these companies provide us with appropriate benchmarks because they also provide technology products and services to a variety of customers and compete with us for executives and other employees.

The survey data comes from two sources: Radford Executive Benchmark Survey, which focuses on technology companies, and Towers Perrin Compensation Data Bank, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies. For purposes of establishing compensation recommendations, we use a blend of the Radford and Towers Perrin survey data to reflect our size and industry.

The companies we consider within our peer group are financial services technology companies against which various businesses within the Company compete for business and for talent. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from Radford and Towers Perrin. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies currently comprise our peer group:

Automatic Data Processing, Inc.	DST Systems, Inc.	Fiserv, Inc.
The BISYS Group, Inc.	Electronic Data Systems Corporation	Paychex, Inc.
Computer Sciences Corporation	First Data Corporation	SEI Investments Company

Our annual cash compensation packages for executive officers include base salary and a performance-based executive incentive compensation (“EIC”) bonus. We generally target total cash compensation at approximately 85% of the blended survey data. Because we wish to pay for performance, we weight the cash compensation more heavily toward the performance incentives and less toward the base salary.

Base Salary.    For base salary, we generally target the 60th percentile of the blended survey data to provide a fixed compensation based on competitive market practice that is not subject to performance risk. We review the base salaries for each Named Executive Officer annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each Named Executive Officer based on his or her position and responsibility by using survey data. Salary for each Named Executive Officer for calendar year 2006 is reported in the Summary Compensation Table below.

Performance-Based Incentive Compensation.    The annual EIC bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. The amount of EIC is generally the difference between total cash compensation and base salary. A minimum incentive may be earned at threshold EIC goals, which are set generally at levels that reflect an improvement over prior year results, and no payment is awarded if the threshold goal is not achieved. On-target EIC goals are set generally at levels that reflect budgeted performance. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance. Additional mid-range goals between threshold and target with corresponding incentive amounts are also established. The Company may revise or cancel an executive’s EIC at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the performance plan was approved.

The financial measures used for the 2006 EIC bonuses for the Named Executive Officers were one or both of the following: (i) 2006 EBITA, which represents actual earnings before interest, taxes and amortization, noncash stock compensation expense, management fees paid to the Sponsors and certain other unusual items (“Internal EBITA”) and (ii) 2006 budgeted revenue growth of the Company’s Financial Systems segment. Internal EBITA and budgeted revenue growth were selected as the most appropriate measures upon which to base the annual incentive because they are important metrics that management and the Sponsors use to evaluate the performance of the Company.

The following table provides for the Named Executive Officers, for 2006, (i) the financial measure(s) used for the EIC bonuses, (ii) the on-target EIC goal, (iii) the amount earned if the on-target EIC goal is achieved, and (iv) the amount of 2006 EIC earned based on actual results:

Name	Financial Measures for 2006 EICs	2006 On-Target EIC Goal (year- over-year growth)	Amount Earned if 2006 On-Target EIC Goal Achieved	EIC Earned based on Actual 2006 Results(1)
Cristóbal Conde	2006 Internal EBITA for consolidated Company	7.9%	$1,790,000	$1,517,972
Michael J. Ruane	2006 Internal EBITA for consolidated Company	7.9%	$662,000	$550,749
James E. Ashton III	2006 Internal EBITA for the Trading, Treasury and Risk Management Group	4.8%	$435,000	$1,213,629
	2006 budgeted revenue growth of the Company’s Financial Systems segment	7.1%
Donald W. Birdwell	2006 Internal EBITA for the Wealth Management and Brokerage Group	7.9%	$438,000	$1,264,854
	2006 budgeted revenue growth of the Company’s Financial Systems segment	7.1%
Michael K. Muratore	2006 Internal EBITA for Financial Systems segment and Higher Education and Public Sector segment	9.0%	$826,000	$850,423

(1)	The amount of the 2006 EIC earned by the Named Executive Officers also appears in the Summary Compensation Table below under the “Nonequity Incentive Plan Compensation” column. The two former executive officers who are also Named Executive Officers, Andrew P. Bronstein and Lawrence A. Gross, did not receive any 2006 EIC.

Long-Term Equity Compensation

We intend for our option program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believe that granting options is the best method of motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our option program as a key retention tool. Retention is an important factor in our determination of the type of award to grant and the number of underlying Units to grant.

To meet our objectives and provide long-term equity incentives following the Transaction, the SunGard 2005 Management Incentive Plan was established, which provides management of the Company the opportunity to earn up to 15% of the fully diluted equity of SunGard Capital Corp. and SunGard Capital Corp. II (collectively referred to as the “Parent Companies”) during the period ending December 31, 2010 if certain growth is achieved. Under this plan, on August 12, 2005, executive officers and other managers and key employees were granted a combination of new time-based and performance-based options to purchase Units in the Parent Companies. Each Unit consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II, the shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. The options are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. The options granted on August 12, 2005 have an exercise price of $18.00 per Unit, the fair market value of the Units on the date of grant. The size of these initial option grants were commensurate with the executive’s position, performance and tenure with the Company and were agreed to in connection with the Transaction. These grants were intended to cover the period between the grant date and December 31, 2010, absent promotions or other unusual circumstances. Accordingly, no Named Executive Officers received equity grants in 2006. Additional information on outstanding grants to the Named Executive Officers is shown in the section entitled “Outstanding Equity Awards at 2006 Fiscal Year-End” below.

Time-based options vest over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Performance-based options vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company during the six-year period beginning January 1, 2005. A maximum of 16.67% of each performance-based option award is available to vest each of six years in the performance period. Based upon actual 2006 results, 4.05% of the each performance-based option award vested.

Time-based and performance-based options can partly or fully vest upon a change of control, subject to certain conditions, and expire ten years from the date of grant.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) plan.

The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the Named Executive Officers include leased automobiles and related tax gross-ups and are quantified in the Summary Compensation Table below.

Employment Agreements, Severance Compensation & Change of Control Protection

In connection with the Transaction, the Company entered into definitive employment agreements with certain senior managers, including Messrs. Ashton, Birdwell, Conde, Muratore and Ruane. The executives with such agreements are eligible for payments if employment terminates or if there is a Change of Control, as described under “Potential Payments on Termination or Change of Control” below. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control.

The agreements include the following terms:

•	A term through December 31, 2010, with one-year automatic renewals unless terminated on one year’s advance notice;

•

The same base salary as that payable by the Company prior to the Transaction, subject to annual adjustments, if any, made by the board of directors or the compensation committee of the board, in consultation with the chief executive officer;

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

•

The right to receive certain severance payments and benefits, including upon a termination without “cause,” a resignation for “good reason” or a change of control, consistent with the severance payments and benefits provided for under the change of control agreement with the Company in effect prior to the Transaction;

•

Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that are consistent with those to which the executive was subject under his or her change of control agreement with the Company in effect prior to the Transaction; and

•	The right to receive a tax gross-up payment should any payment provided under the agreement be subject to the excise tax under section 4999 of the Internal Revenue Code of 1986, as amended.

In addition, under the terms of the option awards made to executives, acceleration of vesting of options occurs if a change of control takes place or due to certain other termination events. These arrangements and potential post-employment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control” below.

The two former executive officers who are also Named Executive Officers, Andrew P. Bronstein and Lawrence A. Gross, were entitled to receive benefits under change of control agreement with the Company in effect prior to the Transaction. Messrs. Bronstein and Gross each elected to terminate their employment with the Company following the Transaction. The terms of Messrs. Bronstein’s and Gross’ agreements, as amended, provided that the executive would receive the following payments:

•	a lump sum severance payment equal to three times the sum of (i) the executive’s annual base salary and (ii) the executive’s annual bonus amount at goal;

•

base salary, vacation pay and reimbursable business expenses earned by, payable to or accrued by the executive through and including the termination date, as well as a pro rata portion of the executive’s annual bonus amount at goal for the fiscal year in which the executive’s termination occurs;

•	a lump sum payment related to health and welfare benefits and outplacement services; and

•

a gross-up payment such that if any payments and benefits received by the executive from the Company would subject the executive to the excise tax contained in Section 4999 of the Internal Revenue Code of 1986, as amended, the executive will be entitled to receive an additional payment to place the executive in the same after-tax economic position that the executive would have enjoyed if such excise tax had not applied.

The actual post-employment termination compensation payments made to Messrs. Bronstein and Gross are described in more detail both in the Summary Compensation Table and in the section entitled “Potential Payments Upon Termination or Change of Control” below.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee’s compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Stock Ownership

The Company does not have a formal policy requiring stock ownership by management. Our senior managers, including Messrs. Ashton, Birdwell, Conde, Muratore and Ruane, however, have committed significant personal capital to our Company in connection with the Transaction. See “Beneficial Ownership” under ITEM 12 below.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James H. Greene, Jr., Chairperson
Chinh E. Chu
John Connaughton
John Marren

Summary Compensation Table

The following table contains certain information about compensation earned in 2006 by the Named Executive Officers.

Messrs. Bronstein and Gross resigned in 2006 and the amounts listed below in “All Other Compensation” include amounts paid pursuant to each of their respective change of control agreements.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compen- sation(2) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Cristóbal Conde	2006	874,000	—	—	5,580,358	1,517,972	—	46,299(3)	8,018,629
President, Chief Executive Officer and Director
Michael J. Ruane	2006	424,000	—	—	1,238,870	550,749	—	47,997(4)	2,261,616
Senior Vice President—Finance and Chief Financial Officer
James E. Ashton III	2006	374,000	—	—	703,387	1,213,629	—	50,941(5)	2,341,957
Group Chief Executive Officer
Donald W. Birdwell	2006	387,000	—	—	771,281	1,264,854	—	72,614(6)	2,495,749
Group Chief Executive Officer
Michael K. Muratore	2006	557,000	—	—	2,232,136	850,423	—	55,055(7)	3,694,614
Executive Vice President
Former Executive Officers
Andrew P. Bronstein	2006	103,579	—	—	—	—	—	3,717,946(8)	3,821,525
Vice President and Controller
Lawrence A. Gross	2006	85,256	—	—	—	—	—	3,324,903(9)	3,410,159
Senior Vice President—Legal and Chief Administrative and Legal Officer

(1)	The amounts in this column reflect the dollar amount earned for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of awards granted pursuant to the Management Incentive Plan and thus include amounts from awards granted on August 12, 2005 at an exercise price of $18.00 per Unit. No option awards were granted in 2006 to any of the Named Executive Officers. Assumptions used in the calculation of this amount are included in Note 6 of the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K.

(2)	The amounts in this column reflect the cash awards to the named individuals under performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

(3)	Amount includes health and welfare benefits, a matching 401(k) savings plan contribution; car lease payments, and an automobile tax gross-up ($10,770).

(4)	Amount includes health and welfare benefits, a matching 401(k) savings plan contribution, car lease payments, reimbursement of fuel and maintenance expenses, and an automobile tax gross-up ($11,066).

(5)	Amount includes health and welfare benefits, a matching 401(k) savings plan contribution; car lease payments, reimbursement of fuel and maintenance expenses, and an automobile tax gross-up ($9,364).

(6)	Amount includes health and welfare benefits, a matching 401(k) savings plan contribution, life insurance premiums, car lease payments, reimbursement of fuel and maintenance expenses, and an automobile tax gross-up ($16,942).

(7)	Amount includes health and welfare benefits, a matching 401(k) savings plan contribution, car lease payments, reimbursement of fuel and maintenance expenses, and an automobile tax gross-up ($13,639).

(8)	Mr. Bronstein resigned as of April 1, 2006. Amount includes health and welfare benefits, a matching 401(k) savings plan contribution, car lease payments, reimbursement of fuel and maintenance expenses, and, in connection with Mr. Bronstein’s resignation, change of control payments of $3,698,762, including an excise tax gross-up payment of $468,245 and an automobile tax gross-up of $2,195, that he received in 2006 pursuant to a change of control agreement, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004. These change of control payments are detailed in under “Potential Payments Upon Termination or Change of Control.”

(9)	Mr. Gross resigned as of March 1, 2006. Amount includes health and welfare benefits, a matching 401(k) savings plan contribution, car lease payments, reimbursement of fuel and maintenance expenses, and, in connection with Mr. Gross’s resignation, change of control payments of $3,308,635, including an automobile tax gross-up of $1,572, that he received pursuant to a change of control agreement, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004. These change of control payments are detailed in under “Potential Payments Upon Termination or Change of Control.”

Grants of Plan-Based Awards in Fiscal Year 2006

The following table contains information concerning grants of plan-based awards to the Named Executive Officers during 2006. As discussed above in the Compensation Discussion and Analysis, none of our Named Executive Officers received stock or option awards in fiscal year 2006.

Name	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold (#)	Target (#)	Maximum (#)
Cristóbal Conde	N/A	1,517,972	—	—	—	—	—	—
Michael J. Ruane	N/A	550,749	—	—	—	—	—	—
James E. Ashton III	N/A	1,213,629	—	—	—	—	—	—
Donald W. Birdwell	N/A	1,264,854	—	—	—	—	—	—
Michael K. Muratore	N/A	850,423	—	—	—	—	—	—
Andrew P. Bronstein	—	—	—	—	—	—	—	—
Lawrence A. Gross	—	—	—	—	—	—	—	—

(1)	Amounts reflect the cash awards to the named individuals under the performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table contains certain information with respect to options held as of December 31, 2006 by the Named Executive Officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Cristóbal Conde	553,748	(1)	1,218,245	—	18.00	08/11/2015	—	—	—	—
	415,916	(2)	—	2,773,627	18.00	08/11/2015
Michael J. Ruane	120,906	(1)	265,991	—	18.00	08/11/2015	—	—	—	—
	97,047	(2)	—	647,176	18.00	08/11/2015
	3,424	(3)	—	—	4.50	02/26/2013
	43,687	(3)	—	—	4.50	02/25/2014
	59,153	(3)	—	—	4.50	03/03/2015
James E. Ashton III	63,715	(1)	140,173	—	18.00	08/11/2015	—	—	—	—
	66,546	(2)	—	443,779	18.00	08/11/2015
	3,083	(3)	—	—	4.50	02/22/2010
	50,648	(3)	—	—	4.50	08/22/2010
	36,578	(3)	—	—	4.50	11/18/2010
	11,111	(3)	—	—	4.50	03/07/2011
	34,000	(3)	—	—	4.50	03/07/2011
	10,740	(3)	—	—	4.50	03/06/2012
	77,885	(3)	—	—	4.50	03/03/2013
	39,437	(3)	—	—	4.50	02/25/2014
	55,038	(3)	—	—	4.50	03/03/2015
Donald W. Birdwell	72,632	(1)	159,791	—	18.00	08/11/2015	—	—	—	—
	66,546	(2)	—	443,779	18.00	08/11/2015
	2,404	(3)	—	—	4.50	03/06/2012
	11,519	(3)	—	—	4.50	03/06/2012
	78,933	(3)	—	—	4.50	03/03/2013
	17,156	(3)	—	—	4.50	11/06/2013
	41,680	(3)	—	—	4.50	02/25/2014
	52,686	(3)	—	—	4.50	03/03/2015
Michael K. Muratore	221,499	(1)	487,297	—	18.00	08/11/2015	—	—	—	—
	166,366	(2)	—	1,109,447	18.00	08/11/2015
Andrew P. Bronstein	—		—	—	—	—	—	—	—	—
Lawrence A. Gross	—		—	—	—	—	—	—	—	—

(1)	Time-based stock options vest over five years with 25% vesting on August 11, 2006, one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(2)	Performance-based options vest upon the attainment of certain annual or cumulative earnings goals for the Company during the six-year period beginning January 1, 2005, as discussed in further detail above in the Compensation Discussion and Analysis.

(3)	Continuation options are fully vested. To the extent outstanding options of the Predecessor Company were not exercised before closing the Transaction, such options converted into fully vested options to purchase equity units in the Parent Companies.

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2006.

Pension Benefits

None of the Named Executive Officers receive pension benefits.

Nonqualified Deferred Compensation

None of the Named Executive Officers receive nonqualified deferred compensation benefits.

Employment and Change of Control Agreements

As discussed above, the Company entered into definitive employment or change of control agreements with each of the Named Executive Officers. The terms of these agreements are described above under Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation payable to each of the Named Executive Officers, excluding Messrs. Bronstein and Gross, in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out, if any, can only be determined at the time of such executive’s separation from the Company.

For Messrs. Bronstein and Gross, the amounts shown in each of their respective tables reflect the actual severance payment made by the Company in connection with their termination of employment.

The terms cause, good reason, change of control and sale of business are defined in the executive employment agreements. Forms of these agreements have been filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Termination without Cause or for Good Reason.    If a Named Executive Officer’s employment is terminated by the Company without cause, or a Named Executive Officer terminates his employment in certain circumstances which constitute good reason, then:

•	the Company will pay the Named Executive Officer the following:

•	a lump sum cash severance amount equal to the applicable multiplier multiplied by the sum of 2006 base salary and target incentive bonus;

•	a lump sum cash payment of all accrued compensation (as defined in the agreement) as of December 31, 2006;

•

either (i) continued coverage under health and welfare benefits for the number of years equal to the applicable multiplier after termination of his employment or (ii) the Company may elect to pay cash in lieu of such continued coverage in an amount equal to the after-tax cost of obtaining comparable coverage;

•	an amount equal to any excise tax charged to the Named Executive Officer as a result of the receipt of any change of control payments;

•	performance-based options vest on a pro rata basis through the termination date, time-based options immediately stop vesting and all unvested time-based options are forfeited;

•	if a change of control occurs, then all unvested performance-based options vest on a return-on-equity basis and all unvested time-based options become fully vested;

•

If a sale of the business occurs and the employment agreement is not assumed, then performance-based options vest on a pro rata basis through the termination date, all unvested time-based options become fully vested and all unvested performance-based options are forfeited.

Resignation without Good Reason.    If a Named Executive Officer terminates his employment voluntarily without good reason, then:

•	the Company will pay the Named Executive Officer only a lump sum cash payment of all accrued compensation with the exception of his 2006 pro rated target incentive bonus; and

•

all performance-based options stop vesting as of the beginning of the year of termination, all time-based options immediately stop vesting, and all unvested time-based and performance-based options are forfeited.

Termination for Cause.    If the Company terminates a Named Executive Officer’s employment for cause, then:

•	the Company will pay the Named Executive Officer only a lump sum cash payment of all accrued compensation with the exception of his 2006 pro rated target incentive bonus;

•	all vested and unvested time and performance options are forfeited.

Disability or Death.    If a Named Executive Officer’s employment is terminated due to his disability or death, then:

•	the Company will pay the Named Executive Officer (or his beneficiary in the event of death) a lump sum cash payment of all accrued compensation; and

•	performance-based options vest on a pro rata basis through the termination date, all time-based options immediately stop vesting and all unvested time-based options are forfeited.

In order to receive any of the above described severance benefits, the Named Executive Officer is required to execute a release of all claims against the Company. In order to exercise stock options, the Named Executive Officer must execute a certificate of compliance with the restrictive covenants contained in his employment agreement and all other agreements.

Cristóbal Conde

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business(1)	Disability	Death
Compensation:
Base Salary and Target Incentive Bonus(2)	$7,992,000	—	$7,992,000	—	—
Target Incentive Bonus of Year of Termination	$1,790,000	—	$1,790,000	$1,790,000	$1,790,000
Stock Options(3)	—	—	—	—	—
Benefits and Perquisites:
Health and Welfare Benefits(4)	$68,457	—	$68,457	—	—
Life Insurance Proceeds	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	$1,005,070	—
Accrued Vacation Pay	—	—	—	—	—
Excise Tax & Gross-Up	—	—	—	—	—
Total:	$9,850,457	—	$9,850,457	$2,795,070	$1,990,000

(1)	If a sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason.

(2)	Consists of three times the sum of (a) 2006 base salary of $874,000 and (b) 2006 target incentive bonus of $1,790,000.

(3)	Based upon an exercise price of $18.00 per Unit and a fair market price of $18.00 per Unit as of December 31, 2006.

(4)	Consists of three times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2006 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

Michael J. Ruane

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business(1)	Disability	Death
Compensation:
Base Salary and Target Incentive Bonus(2)	$3,258,000	—	$3,258,000	—	—
Target Incentive Bonus of Year of Termination	$662,000	—	$662,000	$662,000	$662,000
Stock Options(3)	—	—	—	—	—
Benefits and Perquisites:
Health and Welfare Benefits(4)	$68,457	—	$68,457	—	—
Life Insurance Proceeds	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	$821,376	—
Accrued Vacation Pay	$16,308	$16,308	$16,308	$16,308	$16,308
Excise Tax & Gross-Up	—	—	—	—	—
Total:	$4,004,765	$16,308	$4,004,765	$1,499,684	$878,308

(1)	If a change of control or sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason.

(2)	Consists of three times the sum of (a) 2006 base salary of $424,000 and (b) 2006 target incentive bonus of $662,000.

(3)	Based upon an exercise price of $18.00 per Unit and a fair market price of $18.00 per Unit as of December 31, 2006.

(4)	Consists of three times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2006 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

James E. Ashton III

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business(1)	Disability	Death
Compensation:
Base Salary and Target Incentive Bonus(2)	$1,618,000	—	$1,618,000	—	—
Target Incentive Bonus of Year of Termination	$435,000	—	$435,000	$435,000	$435,000
Stock Options(3)	—	—	—	—	—

Benefits and Perquisites:
Health and Welfare Benefits(4)	$46,958	—	$46,958	—	—
Life Insurance Proceeds	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	$973,665	—
Accrued Vacation Pay	$8,631	$8,631	$8,631	$8,631	$8,631
Excise Tax & Gross-Up	—	—	—	—	—
Total:	$2,108,589	$8,631	$2,108,589	$1,417,296	$643,631

(1)	If a change of control or sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason.

(2)	Consists of two times the sum of (a) 2006 base salary of $374,000 and (b) 2006 target incentive bonus of $435,000.

(3)	Based upon an exercise price of $18.00 per Unit and a fair market price of $18.00 per Unit as of December 31, 2006.

(4)	Consists of two times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2006 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

Donald W. Birdwell

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business(1)	Disability	Death
Compensation:
Base Salary and Target Incentive Bonus(2)	$1,650,000	—	$1,650,000	—	—
Target Incentive Bonus of Year of Termination	$438,000	—	$438,000	$438,000	$438,000
Stock Options(3)	—	—	—	—	—
Benefits and Perquisites:
Health and Welfare Benefits(4)	$39,974	—	$39,974	—	—
Life Insurance Proceeds	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	$767,612	—
Accrued Vacation Pay	$7,442	$7,442	$7,442	$7,442	$7,442
Excise Tax & Gross-Up	—	—	—	—	—
Total:	$2,135,416	$7,442	$2,135,416	$1,213,054	$645,442

(1)	If a change of control or sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason.

(2)	Consists of two times the sum of (a) 2006 base salary of $387,000 and (b) 2006 target incentive bonus of $438,000.

(3)	Based upon an exercise price of $18.00 per Unit and a fair market price of $18.00 per Unit as of December 31, 2006.

(4)	Consists of two times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2006 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

Michael K. Muratore

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business(1)	Disability	Death
Compensation:
Base Salary and Target Incentive Bonus(2)	$4,149,000	—	$4,149,000	—	—
Target Incentive Bonus of Year of Termination	$826,000	—	$826,000	$826,000	$826,000
Stock Options(3)	—	—	—	—	—
Benefits and Perquisites:
Health and Welfare Benefits(4)	$68,457	—	$68,457	—	—
Life Insurance Proceeds	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	$427,030	—
Accrued Vacation Pay	—	—	—	—	—
Excise Tax & Gross-Up	—	—	—	—	—
Total:	$5,043,457	—	$5,043,457	$1,253,030	$1,026,000

(1)	If a change of control or sale of a business occurs and the executive’s employment agreement is not assumed, then his termination is considered a resignation for good reason. If, however, a sale of a business occurs and the executive’s employment agreement is assumed but he chooses to terminate his employment, then the executive’s termination is considered a resignation without good reason.

(2)	Consists of three times the sum of (a) 2006 base salary of $557,000 and (b) 2006 target incentive bonus of $826,000.

(3)	Based upon an exercise price of $18.00 per Unit and a fair market price of $18.00 per Unit as of December 31, 2006.

(4)	Consists of two times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2006 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

Andrew P. Bronstein

Executive Benefits and Payments Upon Termination	Change of Control
2005 Base Salary and 2005 Target Incentive Bonus(1)	$2,775,159
Lump Sum Payment related to Health and Welfare Benefits and Outplacement Services	$306,608
Retention Bonus	$128,900
Accrued Vacation Pay	$17,655
Automobile Tax Gross-Up	$2,195
Excise Tax & Gross-Up(2)	$468,245
Total:	$3,698,762

(1)	Consists of three times the sum of (a) 2005 base salary of $408,040 and (b) 2005 target incentive bonus of $517,013.

(2)	In addition, in 2005, Mr. Bronstein received an excise tax gross-up payment of $511,024.

Lawrence A. Gross

Executive Benefits and Payments Upon Termination	Change of Control
2005 Base Salary and 2005 Target Incentive Bonus(1)	$2,987,955
Lump Sum Payment related to Health and Welfare Benefits and Outplacement Services	$306,608
Retention Bonus	—
Accrued Vacation Pay(2)	$12,500
Automobile Tax Gross-Up	$1,572
Excise Tax & Gross-Up	—
Total:	$3,308,635

(1)	Consists of three times the sum of (a) 2005 base salary of $408,040 and (b) 2005 target incentive bonus of $587,945.

(2)	Accrued vacation as of December 31, 2005.

Director Compensation

None of directors except Mr. Mann receive compensation for serving as directors. The following table contains for Mr. Mann compensation received during the year ended December 31, 2006 for serving as a director of the Company and its holding companies.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James L. Mann(2)	—	—	44,968	—	—	—	44,968

(1)	On September 12, 2006, Mr. Mann was granted a time-based option for 4,400 Units at an exercise price of $18.00 per Unit. The option expires ten years from the date of grant and vests over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months.

The amount in this column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of Mr. Mann’s option award granted pursuant to the Management Incentive Plan. Assumptions used in the calculation of this amount are included in Note 6 of the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K.

(2)	In addition to serving as a director, Mr. Mann is currently an employee of the Company and received in 2006 a base salary of $327,352 and health and welfare benefits, a matching 401(k) savings plan contribution, automobile benefits including reimbursement of fuel and maintenance expenses and an automobile tax gross-up ($4,732).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Chu, Connaughton, Greene and Marren, who were each appointed to the Compensation Committee in August 2005 in connection with the Transaction. None of these individuals has been at any time an officer or employee of our Company. During 2006, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2006 with respect to the SunGard 2005 Management Incentive Plan under which Units in the Parent Companies are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders	37,448,550	$15.58	8,150,212
Equity compensation plans not approved by security holders	—	—	—
Total	37,448,550	$15.58	8,150,212

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.70%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.70%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.16%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.70%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.37%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.56%
Texas Pacific Group Funds(9)	34,849,657	3,872,184	1,340,371	13.70%
James E. Ashton III(10) (executive officer)	566,848	62,978	21,802	—
Donald W. Birdwell(10) (executive officer)	676,265	75,135	26,010	—
Andrew P. Bronstein (former executive officer)	—	—	—	—
Chinh E. Chu(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.70%
Cristóbal Conde(10)(12) (director and executive officer)	2,705,479	300,571	104,057	1.06%
John Connaughton(3)(13) (director)	34,849,657	3,872,184	1,340,371	13.70%
James H. Greene, Jr.(6)(14) (director)	34,849,657	3,872,184	1,340,371	13.70%
Lawrence A. Gross (former executive officer)	—	—	—	—
Glenn H. Hutchins(8)(15) (director)	34,488,546	3,832,061	1,326,483	13.56%
James L. Mann (director)	72,222	8,025	2,778	—
John Marren(16) (director)	—	—	—	—
Sanjeev Mehra(5)(17) (director)	28,393,651	3,154,850	1,092,063	11.16%
Michael K. Muratore(10) (executive officer)	932,185	103,561	35,853	—
Julie Richardson(7)(18) (director)	21,295,238	2,366,138	819,048	8.37%
Michael J. Ruane(10) (executive officer)	777,550	86,386	29,906	—
All 26 directors and executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(19)	200,713,663	22,301,403	7,719,756	78.91%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SunGard Capital Corp. and SunGard Capital Corp. II on March 1, 2006, as adjusted as required by applicable rules.

(3)	Includes (i) 34,693,273 Class A shares and 3,801,832 Class L shares of common stock of SunGard Capital Corp. and 1,313,076 shares of preferred stock of SunGard Capital Corp. II held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares and 70,352 Class L shares of common stock of SunGard Capital Corp. and 27,295 shares of preferred stock of SunGard Capital Corp. II held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares and 2,035,248 Class L shares of common stock of SunGard Capital Corp. and 704,509 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares and 32,139 Class L shares of common stock of SunGard Capital Corp. and 11,125 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares and 90,060 Class L shares of common stock of SunGard Capital Corp. and 31,175 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares and 7,356 Class L shares of common stock of SunGard Capital Corp. and 2,546 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares and 1,604,938 Class L shares of common stock of SunGard Capital Corp. and 555,556 shares of preferred stock of SunGard Capital Corp. II held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares and 102,443 Class L shares of common stock of SunGard Capital Corp. and 35,461 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

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

(8)	Includes (i) 34,440,889 Class A shares and 3,826,765 Class L shares of common stock of SunGard Capital Corp. and 1,324,650 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares and 5,295 Class L shares of common stock of SunGard Capital Corp. and 1,833 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Technology Investors II, L.P. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose general partner is SLTA II. The address of each of the entities listed in this footnote is c/o Silver Lake Partners, 9 West 57th Street, 25th Floor, New York, New York 10019.

(9)	Includes (i) 20,745,833 Class A shares and 2,305,093 Class L shares of common stock of SunGard Capital Corp. and 797,917 shares of preferred stock of SunGard Capital Corp. II held by TPG Partners IV, L.P. (“TPG IV”), whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), whose general partner is TPG Advisors IV, Inc. (“TPG Advisors IV”); (ii) 2,349,389 Class A shares and 261,043 Class L shares of common stock of SunGard Capital Corp. and 90,361 shares of preferred stock of SunGard Capital Corp. II held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares and 41,889 Class L shares of common stock of SunGard Capital Corp. and 14,500 shares of preferred stock of SunGard Capital Corp. II held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II, whose general partner is T3 Advisors II; (iv) 5,416,667 Class A shares and 601,852 Class L shares of common stock of SunGard Capital Corp. and 208,333 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar III LLC (“TPG Solar III”), whose managing member is TPG Partners III, L.P. (“TPG Partners III”), whose general partner is TPG GenPar III, L.P. (“TPG GenPar III”), whose general partner is TPG Advisors III, Inc. (“TPG Advisors III”); and (v) 5,960,768 Class A shares and 662,308 Class L shares of common stock of SunGard Capital Corp. and 229,260 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar Co-Invest LLC (“TPG Solar Co-Invest” and, collectively with TPG IV, T3 Partners II, T3 Parallel II and TPG Solar III, the “Texas Pacific Group Funds”), whose managing member is TPG GenPar IV, whose general partner is TPG Advisors IV. Messrs. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of each of TPG Advisors IV, T3 Advisors II and TPG Advisors III, may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the Texas Pacific Group Funds, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The address of each of the entities and persons identified in this footnote is c/o Texas Pacific Group, 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after March 1, 2007 by exercising stock options:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
James E. Ashton III	566,848	62,978	21,802
Donald W. Birdwell	427,740	47,521	16,452
Andrew P. Bronstein	—	—	—
Cristóbal Conde	1,116,590	124,027	42,946
Lawrence A. Gross	—	—	—
Michael K. Muratore	446,635	49,611	17,178
Michael J. Ruane	390,046	43,330	15,002
All 26 directors and officers as a group	7,207,578	800,727	277,215

(11)	Mr. Chu, a director of the Parent Companies and SunGard, is a member of BMA IV and BCMA IV and a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Chu are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Chu does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from Mr. Conde in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock. Also in connection with the Transaction, SunGard Capital Corp. II received a $6 million promissory note from Mr. Conde in payment for 61,000 shares of preferred stock. These notes are fully recourse notes and are secured by a pledge of Mr. Conde’s shares of the Parent Companies.

(13)	Mr. Connaughton, a director of the Parent Companies and SunGard, is a member and managing director of BCI. Amounts disclosed for Mr. Connaughton are also included above in the amounts disclosed in the table next to “Bain Funds.” Mr. Connaughton disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Greene, a director of the Parent Companies and SunGard, is a member of KKR Millennium GP LLC and KKR III GP LLC. Amounts disclosed for Mr. Greene are also included above in the amounts disclosed in the table next to “KKR Funds.” Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(16)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of Texas Pacific Group, an affiliate of the Texas Pacific Group Funds.

(17)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(18)	Ms. Richardson, a director of the Parent Companies and SunGard, is a managing director of Providence Equity Partners, Inc., an affiliate of the Providence Equity Funds. Amounts disclosed for Ms. Richardson are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Ms. Richardson disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of her pecuniary interest therein.

(19)	Excluding shares beneficially owned by Ms. Richardson and Messrs. Chu, Connaughton, Greene, Hutchins and Mehra, the number of shares beneficially owned by all directors and officers as a group is as follows: Class A Common — 11,987,257; Class L Common —1,331,802; Preferred —461,048; percent of classes — 4.71%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to our Global Business Conduct and Compliance Program, all employees and directors (including our NEOs) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. If the conflict involves a director or executive officer or is considered material, the situation will be reviewed by the Compliance Committee. The Compliance Committee will then consult with the Audit Committee and determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict. In other cases, conflicts are reviewed and resolved by the Compliance Committee. Additionally, in connection with the Transaction, the Company’s four parent companies and the Sponsors entered into a principal investor agreement which requires affiliated party transactions involving the Sponsors to be approved by the majority of Sponsors not involved in the affiliated party transaction.

On August 11, 2005, upon completion of the Transaction, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management services. Under the management agreement, affiliates of the Sponsors receive an aggregate annual management fee equal to 1% of the Company’s “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the Transaction prior to the closing date and in connection with the provision of services pursuant to the agreement. In connection with the Transaction, SunGard Holdco LLC, the Company’s parent, paid the Sponsors $96 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. During the year ended December 31, 2006, the Company recorded an additional $14 million relating to management fees.

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

DIRECTOR INDEPENDENCE

The Company is a privately held corporation. Except as noted below, our directors are not independent because of their affiliations with funds which hold more than 5% equity interests in the Parent Companies. Messrs. Conde and Mann are not independent directors because they are currently employed by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by Pricewaterhouse-Coopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2005 and 2006, and fees for other services rendered by PricewaterhouseCoopers LLP for 2005 and 2006.

Fees	2005	2006
Audit fees(1)	$6,602,000	$5,639,000
Audit-related fees(2)	$47,000	$313,000
Tax fees(3)	$271,000	$320,000
All other fees(4)	$593,000	$435,000

Total Fees	$7,513,000	$6,707,000

(1)	In 2005, consists of services rendered in connection with the audit of our annual financial statements, inclusive of work performed related to Sarbanes-Oxley ($3,460,000), work performed related to the Transaction ($761,000) and certain broker-dealer audits and statutory audits ($2,381,000). In 2006, consists of services rendered in connection with the audit of our annual financial statements ($3,222,000), consultation on technical accounting issues ($104,000) and certain broker-dealer audits and statutory audits ($2,313,000).

(2)	Consists of savings plan audits and pre-acquisition due diligence services.

(3)	Consists of worldwide tax services.

(4)	Consists of SAS 70 data center audit fees.

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

The audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in 2006 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS following the signature page of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Date: March 9, 2007	By:	/s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CRISTÓBAL CONDE Cristóbal Conde	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2007

/s/ MICHAEL J. RUANE Michael J. Ruane	Senior Vice President—Finance and Chief Financial Officer (principal financial officer)	March 9, 2007

/s/ KAREN M. MULLANE Karen M. Mullane	Vice President and Controller (principal accounting officer)	March 9, 2007

/s/ CHINH E. CHU Chinh E. Chu	Director	March 9, 2007

/s/ JOHN CONNAUGHTON John Connaughton	Director	March 9, 2007

/s/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 9, 2007

/s/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 9, 2007

/s/ JAMES MANN James Mann	Director	March 9, 2007

/s/ JOHN MARREN John Marren	Director	March 9, 2007

/s/ SANJEEV MEHRA Sanjeev Mehra	Director	March 9, 2007

/s/ JULIE RICHARDSON Julie Richardson	Director	March 9, 2007

List of Exhibits

NUMBER	DOCUMENT
2.1	Agreement and Plan of Merger, dated as of March 27, 2005, between Solar Capital Corp. and SunGard Data Systems Inc. (incorporated herein by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2005 and filed March 28, 2005 (Commission File No. 1-12989)).

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

3.2	Second Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.3	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.4	Registration Rights Agreement dated January 15, 2004 between SunGard and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.5	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.6	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.8	Amendment to 401 Lease, dated March 31, 2006 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-12989)).

10.9	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.10	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.11	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.12	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).

10.13	Credit Agreement, dated as of August 11, 2005, among Solar Capital Corp. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, SunGard Data Systems Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Barclays Bank PLC and The Royal Bank of Canada as Co-Documentation Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Bookrunners (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.14	Amendment dated February 28, 2006 to Credit Agreement (incorporated by reference to the Exhibit filed with SunGard’s Current Report on Form 8-K dated February 28, 2007 and filed March 2, 2007 (Commission File No. 1-12989)).

10.15	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.16	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.17	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.18	First Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among Certain Subsidiaries of SunGard Data System Inc., as Sellers and SunGard Financing LLC (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.19	Second Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among SunGard Financing LLC as Transferor, and SunGard Funding II LLC, as the Transferee (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.20	Insured Receivables Credit Agreement, dated as of August 11, 2005, among SunGard Funding LLC as the Borrower, the Persons Party thereto as Conduit Lenders, Committed Lenders and Funding Agents, Financial Guaranty Insurance Company as Insurer and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.21	Amendment No. 1 to Insured Receivables Credit Agreement, dated as of December 21, 2005, (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 21, 2005 and filed December 23, 2005 (Commission File No. 1-12989)).

10.22	Insured Receivables Facility Performance Undertaking, dated as of August 11, 2005, executed by SunGard Data Systems Inc. in favor of SunGard Financing LLC, together with its successors and assigns, including JPMorgan Chase Bank, N.A., as Administrative Agent on behalf of the Lenders and the Insurer (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.23	Insured Receivables Facility Security Agreement, dated as of August 11, 2005, among SunGard Funding LLC, as Grantor and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.24	Insured Receivables Facility Collection Agent Agreement, dated as of August 11, 2005, by and between SunGard Data Systems Inc., as Collection Agent, and SunGard Funding LLC (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.25(1)	Form of Change in Control Agreement including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.26(1)	Form of Change in Control Agreement not including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.27(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.28(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.29(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.30(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.31(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.32(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.33(1)	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.34(1)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-12989)), as amended by Amendment dated as of February 25, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-12989)).

10.35(1)	SunGard 2005 Management Incentive Plan (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.36(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.37(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.38(1)	Forms of Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.39(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form
8-K dated May 16, 2006 and filed May 22, 2006 (Commission File No. 1-12989)).

10.40(1)	Form of Indemnification Agreement entered into by SunGard with certain officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).

10.41(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.42	Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.43	Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.44	Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.45	Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).

NUMBER	DOCUMENT

23.1	Consent of Independent Registed Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

(1)	Management contract or compensatory plan or arrangement.