Form 10-Q
period 2007-03-31
SUNGARD DATA SYSTEMS INC
filed 2007-05-10
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

There were 100 shares of the registrant’s common stock outstanding as of March 31, 2007.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2006	March 31, 2007
		(unaudited)
Assets
Current:
Cash and cash equivalents	$316	$305
Trade receivables, less allowance for doubtful accounts of $14 and $16	216	206
Earned but unbilled receivables	63	62
Prepaid expenses and other current assets	145	152
Clearing broker assets	420	497
Retained interest in accounts receivable sold	275	215
Deferred income taxes	34	33

Total current assets	1,469	1,470

Property and equipment, less accumulated depreciation of $304 and $354	773	776
Software products, less accumulated amortization of $304 and $364	1,386	1,353
Customer base, less accumulated amortization of $266 and $315	2,857	2,819
Other tangible and intangible assets, less accumulated amortization of $13 and $15	216	200
Trade name	1,019	1,019
Goodwill	6,951	6,972

Total Assets	$14,671	$14,609

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$48
Accounts payable	80	55
Accrued compensation and benefits	224	156
Accrued interest expense	164	63
Other accrued expenses	275	298
Clearing broker liabilities	376	463
Deferred revenue	762	777

Total current liabilities	1,926	1,860

Long-term debt	7,394	7,495
Deferred income taxes	1,777	1,773

Total liabilities	11,097	11,128

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,664	3,669
Accumulated deficit	(147)	(243)
Accumulated other comprehensive income	57	55

Total stockholder’s equity	3,574	3,481

Total Liabilities and Stockholder’s Equity	$14,671	$14,609

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenue:
Services	$923	$1,022
License and resale fees	53	65

Total products and services	976	1,087
Reimbursed expenses	27	29

	1,003	1,116

Costs and expenses:
Cost of sales and direct operating	472	525
Sales, marketing and administration	223	240
Product development	64	74
Depreciation and amortization	57	59
Amortization of acquisition-related intangible assets	96	104
Merger costs	2	—

	914	1,002

Income from operations	89	114
Interest income	3	5
Interest expense and amortization of deferred financing fees	(157)	(165)
Other expense	(12)	(37)

Loss before income taxes	(77)	(83)
Provision (benefit) for income taxes	(31)	13

Net loss	$(46)	$(96)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash flow from operations:
Net loss	$(46)	$(96)
Reconciliation of net loss to cash flow used in operations:
Depreciation and amortization	153	163
Deferred income tax benefit	(29)	(21)
Stock compensation expense	8	6
Amortization of deferred financing costs and debt discount	8	19
Other non-cash credits	(9)	2
Accounts receivable and other current assets	13	75
Accounts payable and accrued expenses	(178)	(180)
Clearing broker assets and liabilities, net	4	10
Deferred revenue	23	10

Cash flow used in operations	(53)	(12)

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(8)	(13)
Cash paid for property and equipment and software	(78)	(69)
Other investing activities	(5)	(4)

Cash used in investment activities	(91)	(86)

Financing activities:
Cash received from borrowings, net of fees	125	503
Cash used to repay debt	(12)	(414)

Cash provided by financing activities	113	89

Effect of exchange rate changes on cash	—	(2)

Decrease in cash and cash equivalents	(31)	(11)
Beginning cash and cash equivalents	317	316

Ending cash and cash equivalents	$286	$305

Supplemental information:
Businesses acquired by the Company:
Property and equipment	$—	$1
Software products	3	7
Customer base	6	9
Goodwill	2	11
Other tangible and intangible assets	—	1
Deferred income taxes	—	(5)
Purchase price obligations and debt assumed	(4)	(4)
Net current (liabilities) assets assumed	1	(7)

Cash paid for businesses acquired by the Company, net of cash acquired of $0 and $7, respectively	$8	$13

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the three months ended March 31, 2007, the Company completed three acquisitions in its FS segment. Cash paid, subject to certain adjustments, was $13 million. The allocations of purchase price for these acquisitions and others completed in the fourth quarter of 2006 are preliminary.

The following table lists the businesses the Company acquired in the first quarter of 2007:

Acquired Company/Business	Date Acquired	Description
XRT SA’s High-End Treasury Business	1/25/2007	Treasury and cash management applications.

Maxim Insurance Software Corporation	2/6/2007	Premium billing systems to the property and casualty industry.

Aceva Technologies, Inc.	2/14/2007	Credit and collections software solutions.

During April 2007, the Company completed two acquisitions in its FS segment for aggregate cash paid of approximately $21 million.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE/PS	AS	Total
Balance at December 31, 2006	$2,918	$1,880	$2,153	$6,951
2007 acquisitions	11	—	—	11
Adjustments to previous acquisitions	(1)	1	6	6
Effect of foreign currency translation	2	—	2	4

Balance at March 31, 2007	$2,930	$1,881	$2,161	$6,972

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2006	March 31, 2007
Segregated customer cash and treasury bills	$48	$58
Securities owned	28	18
Securities borrowed	305	379
Receivables from customers and other	39	42

Clearing broker assets	$420	$497

Payables to customers	$70	$71
Securities loaned	275	351
Customer securities sold short, not yet purchased	15	9
Payable to brokers and dealers	16	32

Clearing broker liabilities	$376	$463

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

4. Debt:

In February 2007 the Company amended its senior secured credit facility to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity by one year and change certain other terms. In March 2007 the Company used the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013. The related redemption premium of $19 million and approximately $9 million of deferred financing costs were included in other expense.

5. Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 with no material effect. The Company’s reserve for unrecognized income tax benefits at March 31, 2007 is $28 million. This liability includes approximately $3 million (net of federal and state benefit) in accrued interest and penalties. Since substantially all of the liability relates to matters existing at the date of the Transaction, any reversal of reserve is not expected to have a material impact on the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is currently under audit by the Internal Revenue Service for the calendar years 2003, 2004 and 2005 and various state and foreign jurisdiction tax years remain open to examination as well. At any given time some portion of the Company’s operations are under audit. Accordingly, certain matters may be resolved within the next 12 months which could result in a change of the liability. The Company is unable to estimate the range of any possible adjustment at this time.

6. Comprehensive Income (Loss):

Comprehensive loss consists of net loss adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net loss. The calculation of comprehensive loss follows (in millions):

	Three Months Ended March 31,
	2006	2007
Net loss	$(46)	$(96)
Foreign currency translation gains	4	1
Unrealized gain (loss) on derivative instruments	9	(3)

Comprehensive loss	$(33)	$(98)

7. Segment Information:

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. Effective January 1, 2007, the Company reclassified one business from FS to HEPS. This change has been reflected in all periods presented. The operating results for each segment follow (in millions):

	Three Months Ended March 31,
	2006	2007
Revenue:
Financial systems	$471	$543
Higher education and public sector systems	202	231

Software & processing solutions	673	774
Availability services	330	342

	$1,003	$1,116

Income (loss) from operations:
Financial systems	$34	$48
Higher education and public sector systems	22	34

Software & processing solutions	56	82
Availability services	61	58
Corporate administration	(26)	(26)
Merger costs	(2)	—

	$89	$114

Depreciation and amortization:
Financial systems	$13	$13
Higher education and public sector systems	4	4

Software & processing solutions	17	17
Availability services	40	42
Corporate administration	—	—

	$57	$59

Amortization of acquisition-related intangible assets:
Financial systems	$51	$58
Higher education and public sector systems	16	17

Software & processing solutions	67	75
Availability services	29	29
Corporate administration	—	—

	$96	$104

Cash paid for property and equipment and software:
Financial systems	$17	$19
Higher education and public sector systems	4	5

Software & processing solutions	21	24
Availability services	57	45
Corporate administration	—	—

	$78	$69

8. Related Party Transactions:

In accordance with the Management Agreement between the Company and the Sponsors, the Company recorded $4 million and $3 million of management fees in sales, marketing and administration expenses during the three months ended March 31, 2006 and 2007, respectively. At December 31, 2006 and March 31, 2007, $3 million and $2 million, respectively, were included in other accrued expenses.

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

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2006 and March 31, 2007 and for each of the three month periods ended March 31, 2006 and 2007, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$56	$(19)	$279	$—	$316
Intercompany balances	(2,282)	2,244	38	—	—
Trade receivables, net	(1)	40	240	—	279
Prepaid expenses, taxes and other current assets	578	83	762	(549)	874

Total current assets	(1,649)	2,348	1,319	(549)	1,469
Property and equipment, net	1	526	246	—	773
Intangible assets, net	184	4,764	530	—	5,478
Intercompany balances	(757)	727	30	—	—
Goodwill	—	6,166	785	—	6,951
Investment in subsidiaries	13,074	1,757	—	(14,831)	—

Total Assets	$10,853	$16,288	$2,910	$(15,380)	$14,671

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$6	$—	$45
Accounts payable and other current liabilities	194	1,332	904	(549)	1,881

Total current liabilities	231	1,334	910	(549)	1,926
Long-term debt	7,053	3	338	—	7,394
Intercompany debt	—	246	(129)	(117)	—
Deferred income taxes	(5)	1,631	151	—	1,777

Total liabilities	7,279	3,214	1,270	(666)	11,097

Total stockholder’s equity	3,574	13,074	1,640	(14,714)	3,574

Total Liabilities and Stockholder’s Equity	$10,853	$16,288	$2,910	$(15,380)	$14,671

(in millions)	Supplemental Condensed Consolidating Balance Sheet March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$21	$(23)	$307	$—	$305
Intercompany balances	(3,846)	3,765	81	—	—
Trade receivables, net	1	31	236	—	268
Prepaid expenses, taxes and other current assets	1,192	88	779	(1,162)	897

Total current assets	(2,632)	3,861	1,403	(1,162)	1,470
Property and equipment, net	1	517	258	—	776
Intangible assets, net	172	4,700	519	—	5,391
Intercompany balances	624	(641)	17	—	—
Goodwill	—	6,163	809	—	6,972
Investment in subsidiaries	12,598	1,842	—	(14,440)	—

Total Assets	$10,763	$16,442	$3,006	$(15,602)	$14,609

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$9	$—	$48
Accounts payable and other current liabilities	88	1,906	980	(1,162)	1,812

Total current liabilities	125	1,908	989	(1,162)	1,860
Long-term debt	7,152	2	341	—	7,495
Intercompany debt	(3)	312	(167)	(142)	—
Deferred income taxes	8	1,622	143	—	1,773

Total liabilities	7,282	3,844	1,306	(1,304)	11,128

Total stockholder’s equity	3,481	12,598	1,700	(14,298)	3,481

Total Liabilities and Stockholder’s Equity	$10,763	$16,442	$3,006	$(15,602)	$14,609

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended March 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$748	$294	$(39)	$1,003

Costs and expenses:
Cost of sales and direct operating	—	360	151	(39)	472
Sales, marketing and administration	28	129	66	—	223
Product development	—	43	21	—	64
Depreciation and amortization	—	42	15	—	57
Amortization of acquisition-related intangible assets	—	80	16	—	96
Merger costs	2	—	—	—	2

	30	654	269	(39)	914

Income (loss) from operations	(30)	94	25	—	89
Net interest income (expense)	(151)	—	(3)	—	(154)
Other income (expense)	(144)	(28)	(9)	169	(12)

Income (loss) before income taxes	(325)	66	13	169	(77)
Provision (benefit) for income taxes	(279)	210	38	—	(31)

Net income (loss)	$(46)	$(144)	$(25)	$169	$(46)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$802	$344	$(30)	$1,116

Costs and expenses:
Cost of sales and direct operating	—	366	189	(30)	525
Sales, marketing and administration	23	132	85	—	240
Product development	—	51	23	—	74
Depreciation and amortization	—	43	16	—	59
Amortization of acquisition-related intangible assets	1	86	17	—	104
Merger costs	—	—	—	—	—

	24	678	330	(30)	1,002

Income (loss) from operations	(24)	124	14	—	114
Net interest income (expense)	(157)	(3)	—	—	(160)
Other income (expense)	11	3	(9)	(42)	(37)

Income (loss) before income taxes	(170)	124	5	(42)	(83)
Provision (benefit) for income taxes	(74)	85	2	—	13

Net income (loss)	$(96)	$39	$3	$(42)	$(96)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Three Months Ended March 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(46)	$(144)	$(25)	$169	$(46)
Non cash adjustments	163	105	32	(169)	131
Changes in operating assets and liabilities	(277)	113	26	—	(138)

Cash flow provided by (used in) operations	(160)	74	33	—	(53)

Investment Activities
Intercompany transactions	—	(1)	1	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(8)	—	—	(8)
Cash paid for property and equipment	—	(64)	(14)	—	(78)
Other investing activities	(7)	—	2	—	(5)

Cash provided by (used in) investment activities	(7)	(73)	(11)	—	(91)

Financing Activities
Net borrowings (repayments) of long-term debt	115	(1)	(1)	—	113

Cash provided by (used in) financing activities	115	(1)	(1)	—	113

Increase (decrease) in cash and cash equivalents	(52)	—	21	—	(31)
Beginning cash and cash equivalents	74	(8)	251	—	317

Ending cash and cash equivalents	$22	$(8)	$272	$—	$286

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(96)	$39	$3	$(42)	$(96)
Non cash adjustments	(16)	109	34	42	169
Changes in operating assets and liabilities	(710)	573	52	—	(85)

Cash flow provided by (used in) operations	(822)	721	89	—	(12)

Investment Activities
Intercompany transactions	696	(664)	(32)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(13)	—	—	(13)
Cash paid for property and equipment and software	—	(45)	(24)	—	(69)
Other investing activities	—	(1)	(3)	—	(4)

Cash provided by (used in) investment activities	696	(723)	(59)	—	(86)

Financing Activities
Net borrowings (repayments) of long-term debt	91	(2)	—	—	89

Cash provided by (used in) financing activities	91	(2)	—	—	89

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	(35)	(4)	28	—	(11)
Beginning cash and cash equivalents	56	(19)	279	—	316

Ending cash and cash equivalents	$21	$(23)	$307	$—	$305

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

Results of Operations:

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2007		Percent Increase (Decrease) 2007 vs. 2006
		percent of revenue		percent of revenue
(in millions)
Revenue
Financial systems (FS)	$471	47%	$543	49%	15%
Higher education and public sector systems (HEPS)	202	20%	231	21%	14%

Software & processing solutions	673	67%	774	69%	15%
Availability services (AS)	330	33%	342	31%	4%

	$1,003	100%	$1,116	100%	11%

Costs and Expenses
Cost of sales and direct operating	$472	47%	$525	47%	11%
Sales, marketing and administration	223	22%	240	22%	8%
Product development	64	6%	74	7%	16%
Depreciation and amortization	57	6%	59	5%	4%
Amortization of acquisition- related intangible assets	96	10%	104	9%	8%
Merger costs	2	—%	—	—%	(100)%

	$914	91%	$1,002	90%	10%

Operating Income
Financial systems (1)	$34	7%	$48	9%	41%
Higher education and public sector systems (1)	22	11%	34	15%	55%

Software & processing solutions (1)	56	8%	82	11%	46%
Availability services (1)	61	18%	58	17%	(5)%
Corporate administration	(26)	(3)%	(26)	(2)%	—%
Merger costs	(2)	—%	—	—%	(100)%

	$89	9%	$114	10%	28%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2007		Percent Increase (Decrease) 2007 vs. 2006
(in millions)		percent of revenue		percent of revenue
Financial Systems
Services	$421	42%	$491	44%	17%
License and resale fees	29	3%	29	3%	—%

Total products and services	450	45%	520	47%	16%
Reimbursed expenses	21	2%	23	2%	10%

	$471	47%	$543	49%	15%

Higher Education and Public Sector Systems
Services	$177	18%	$196	18%	11%
License and resale fees	22	2%	32	3%	45%

Total products and services	199	20%	228	20%	15%
Reimbursed expenses	3	—%	3	—%	—%

	$202	20%	$231	21%	14%

Software & Processing Solutions
Services	$598	60%	$687	62%	15%
License and resale fees	51	5%	61	5%	20%

Total products and services	649	65%	748	67%	15%
Reimbursed expenses	24	2%	26	2%	8%

	$673	67%	$774	69%	15%

Availability Services
Services	$325	32%	$335	30%	3%
License and resale fees	2	—%	4	—%	100%

Total products and services	327	33%	339	30%	4%
Reimbursed expenses	3	—%	3	—%	—%

	$330	33%	$342	31%	4%

Total Revenue
Services	$923	92%	$1,022	92%	11%
License and resale fees	53	5%	65	6%	23%

Total products and services	976	97%	1,087	97%	11%
Reimbursed expenses	27	3%	29	3%	7%

	$1,003	100%	$1,116	100%	11%

Income from Operations:

Our total operating margin was 10% for the three months ended March 31, 2007, compared to 9% for the three months ended March 31, 2006. The increase represents improvement in FS and HEPS offset by a decline in AS.

Financial Systems:

The FS operating margin was 9% and 7% for the three months ended March 31, 2007 and 2006, respectively. The increase of $14 million is primarily due to the growth in professional services revenue and operating leverage from other services revenue.

Higher Education and Public Sector Systems:

The HEPS operating margin was 15% and 11% for the three months ended March 31, 2007 and 2006, respectively. The increase of $12 million is due to the improved operating profit contribution from services revenue and from a $4 million increase in software license fees.

Availability Services:

The AS operating margin was 17% and 18% for the three months ended March 31, 2007 and 2006, respectively. The decrease of $3 million is primarily due to the higher expense base associated with additional capacity put into service late in 2006 and in the first quarter of 2007.

Revenue:

Total revenue increased $113 million or 11% for the three months ended March 31, 2007 compared to the first quarter of 2006. The increase in total revenue in 2007 is due primarily to organic revenue growth of approximately 10%, of which approximately 3% results from the impact of changes in currency exchange rates. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months.

Financial Systems:

FS revenue increased $72 million or 15% in 2007. Organic revenue growth was approximately 12% in the first quarter of 2007, primarily the result of a $70 million increase in services revenue. Professional services revenue had the most significant contribution to the growth, having increased $39 million or 42%, primarily in the benefit administration and insurance group. In addition, broker/dealer revenue increased $13 million or 33% due to volume of business. Revenue from license and resale fees included software license revenue of $26 million in each of the three months ended March 31, 2007 and 2006.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $29 million or 14% for the three months ended March 31, 2007 compared to the corresponding period in 2006 due entirely to organic revenue growth. HEPS services revenue increased $19 million, primarily due to maintenance and support revenue resulting from software license contracts signed in the previous twelve months. Revenue from license and resale fees included software license revenue of $15 million in the three months ended March 31, 2007, an increase of $4 million from the prior year period.

Availability Services:

AS revenue increased $12 million in 2007 or 4% all of which was organic growth, primarily driven by our operations in the United Kingdom.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the three months ended March 31, 2007 decreased to 90% from 91% in 2006. The increase of $88 million is primarily due to increased costs associated with the increase in organic revenue.

Cost of sales and direct operating expenses as a percentage of total revenue was consistent at 47% in each of the three-month periods ended March 31, 2007 and 2006. Total cost of sales and direct operating expenses increased $53 million or 11%, reflecting a 13% increase in FS combined with a 9% increase in each of HEPS and AS. The increase is primarily due to employee-related expenses across all segments supporting increased services revenue.

Sales, marketing and administration expenses as a percentage of total revenue was consistent at 22% in each of the three-month periods ended March 31, 2007 and 2006. The increase in sales, marketing and administration expenses of $17 million or 8% was primarily due to FS businesses acquired in the past twelve months.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the three months ended March 31, 2007 and 2006, product development costs were 10% of revenue from software and processing solutions.

Interest expense was $165 million and $157 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense was primarily due to interest rate increases and to the additional borrowing on our term loan prior to the early retirement of the senior floating rate notes due 2013.

Other expense was $37 million and $12 million for the three months ended March 31, 2007 and 2006, respectively. The increase is attributable to $28 million of expense associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

The effective income tax rates in the three months ended March 31, 2007 and 2006 were -16% and 40%, respectively. The rate in the first quarter of 2007 reflects the combination of our overall projected net loss and limitations on our ability to utilize certain foreign tax credits.

Liquidity and Capital Resources:

At March 31, 2007, cash and equivalents were $305 million, a decrease of $11 million from December 31, 2006. Cash flow used in operations was $12 million in the three months ended March 31, 2007 compared to cash flow used in operations of $53 million in the three months ended March 31, 2006. The improvement in cash flow used in operations was primarily due to increased sales of accounts receivable under the accounts receivable securitization program, partially offset by increased interest payments as a result of increases in interest rates on our variable rate debt and from the additional borrowing on our term loan prior to retirement of the senior floating rate notes due 2013.

Net investing activities were $86 million in the three months ended March 31, 2007, comprised primarily of cash paid for property and equipment and other assets. During April 2007, we acquired two businesses in our FS segment for total cash paid at closing of approximately $21 million.

Net cash provided by financing activities was $89 million for the three months ended March 31, 2007, primarily related to borrowings under the revolving credit facility. At March 31, 2007, there was $107 million outstanding under this facility. During the three months ended March 31, 2007, we amended our senior secured credit facility to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity date by one year and change certain other terms. We used the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013.

At March 31, 2007, we had $57 million of potential contingent purchase price obligations that depend upon the operating performance of certain acquired businesses. We currently do not expect to pay any significant amounts related to these obligations. We also have outstanding letters of credit and bid bonds that total approximately $32 million.

At March 31, 2007, we had outstanding $7.54 billion in aggregate indebtedness, with additional borrowing capacity of $880 million under our revolving credit facility (after giving effect to outstanding letters of credit). Also, at March 31, 2007, $428 million was outstanding under our $450 million off-balance sheet accounts receivable securitization program.

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

Adjusted EBITDA is calculated as follows:

	Three Months Ended March 31,		Last Twelve Months March 31, 2007
	2006	2007
Net income (loss)	$(46)	$(96)	$(168)
Interest expense, net	154	160	648
Taxes	(31)	13	23
Depreciation and amortization	153	163	647

EBITDA	230	240	1,150
Purchase accounting adjustments (a)	2	1	(3)
Non-cash charges (b)	8	8	41
Unusual or non-recurring charges (c)	6	30	54
Acquired EBITDA, net of disposed EBITDA (d)	(1)	(4)	(3)
Other (e)	7	6	15

Adjusted EBITDA—senior secured credit facilities	252	281	1,254
Loss on sale of receivables (f)	7	7	29

Adjusted EBITDA—senior notes due 2013 and senior subordinated notes due 2015	$259	$288	$1,283

(a)	Purchase accounting adjustments include the adjustment of deferred revenue to fair value at the date of each respective closing of certain businesses acquired by the Company.
(b)	Non-cash charges include non-cash stock-based compensation resulting from the stock-based compensation plans under SFAS 123R and loss on the sale of assets.
(c)	Unusual or non-recurring charges include debt refinancing costs, merger costs, payroll taxes and certain compensation and other expenses associated with acquisitions made by the Company.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Other includes franchise and similar taxes reported in operating expenses, management fees paid to the Sponsors and gains or losses related to fluctuation of foreign currency exchange rates, offset by interest charges relating to the accounts receivable securitization program.
(f)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended March 31, 2007 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.50x	2.07x
Maximum total debt to Adjusted EBITDA	7.75x	5.84x

Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.10x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.50x for the four-quarter period ended December 31, 2006, which increases annually to 1.60x by the end of 2007 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or nonrecurring interest expense and the elimination of interest expense and fees associated with our accounts receivable securitization program. Beginning with the four-quarter period ending December 31, 2006, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 7.75x, which decreases annually to 7.25x by the end of 2007 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of March 31, 2007, we had $4.36 billion outstanding under our term loan facilities and available commitments of $880 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization program.

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

At March 31, 2007, we had total debt of $7.54 billion, including $4.47 billion of variable rate debt. We have entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.87 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $29 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $37 million and $45 million per year, respectively.

Item 4T.	Controls and Procedures:

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

Part II Other Information:

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors: There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to Vote of Security Holders: Not applicable.

Item 5.	Other Information:

(a) None.

(b) None.

Item 6.	Exhibits:

Number	Document
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: May 10, 2007	By:	/s/ Michael J. Ruane
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