Form 10-Q
period 2007-06-30
SUNGARD DATA SYSTEMS INC
filed 2007-08-09
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

There were 100 shares of the registrant’s common stock outstanding as of June 30, 2007.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2006	June 30, 2007
		(unaudited)
Assets
Current:
Cash and cash equivalents	$316	$294
Trade receivables, less allowance for doubtful accounts of $14 and $20	216	216
Earned but unbilled receivables	63	69
Prepaid expenses and other current assets	145	163
Clearing broker assets	420	461
Retained interest in accounts receivable sold	275	261
Deferred income taxes	34	32

Total current assets	1,469	1,496

Property and equipment, less accumulated depreciation of $304 and $412	773	797
Software products, less accumulated amortization of $304 and $424	1,386	1,338
Customer base, less accumulated amortization of $266 and $367	2,857	2,811
Other tangible and intangible assets, less accumulated amortization of $13 and $16	216	204
Trade name	1,019	1,019
Goodwill	6,951	7,007

Total Assets	$14,671	$14,672

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$63
Accounts payable	80	63
Accrued compensation and benefits	224	179
Accrued interest expense	164	149
Other accrued expenses	275	272
Clearing broker liabilities	376	407
Deferred revenue	762	798

Total current liabilities	1,926	1,931

Long-term debt	7,394	7,437
Deferred income taxes	1,777	1,793

Total liabilities	11,097	11,161

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,664	3,674
Accumulated deficit	(147)	(248)
Accumulated other comprehensive income	57	85

Total stockholder’s equity	3,574	3,511

Total Liabilities and Stockholder’s Equity	$14,671	$14,672

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Services	$956	$1,042	$1,879	$2,064
License and resale fees	80	100	133	165

Total products and services	1,036	1,142	2,012	2,229
Reimbursed expenses	28	33	55	62

	1,064	1,175	2,067	2,291

Costs and expenses:
Cost of sales and direct operating	495	543	967	1,068
Sales, marketing and administration	221	268	444	508
Product development	64	64	128	138
Depreciation and amortization	58	61	115	120
Amortization of acquisition-related intangible assets	102	105	198	209
Merger costs	1	—	3	—

	941	1,041	1,855	2,043

Income from operations	123	134	212	248
Interest income	3	4	6	9
Interest expense and amortization of deferred financing fees	(161)	(159)	(318)	(324)
Other expense	(6)	(3)	(18)	(40)

Loss before income taxes	(41)	(24)	(118)	(107)
Benefit from income taxes	(11)	(19)	(42)	(6)

Net loss	$(30)	$(5)	$(76)	$(101)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash flow from operations:
Net loss	$(76)	$(101)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	313	329
Deferred income tax benefit	(64)	(47)
Stock compensation expense	16	12
Amortization of deferred financing costs and debt discount	16	28
Other noncash credits	(22)	(3)
Accounts receivable and other current assets	(7)	7
Accounts payable and accrued expenses	(94)	(69)
Clearing broker assets and liabilities, net	(3)	(9)
Deferred revenue	40	23

Cash flow provided by operations	119	170

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(17)	(62)
Cash paid for property and equipment and software	(144)	(152)
Other investing activities	(4)	8

Cash used in investment activities	(165)	(206)

Financing activities:
Cash received from borrowings, net of fees	—	506
Cash used to repay debt	(27)	(491)
Other financing activities	—	(3)

Cash provided by (used in) financing activities	(27)	12

Effect of exchange rate changes on cash	16	2

Decrease in cash and cash equivalents	(57)	(22)
Beginning cash and cash equivalents	317	316

Ending cash and cash equivalents	$260	$294

Supplemental information:
Businesses acquired by the Company:
Property and equipment	$—	$1
Software products	4	36
Customer base	9	50
Goodwill	3	43
Other tangible and intangible assets	2	2
Deferred income taxes	(2)	(27)
Purchase price obligations and debt assumed	(1)	(26)
Net current (liabilities) assets assumed	2	(17)

Cash paid for businesses acquired by the Company, net of cash acquired of $2 and $14, respectively	$17	$62

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

2. Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the six months ended June 30, 2007, the Company completed six acquisitions in its FS segment and one in its HEPS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $62 million. The allocations of purchase price for these acquisitions and others completed in the fourth quarter of 2006 are preliminary.

The following table lists the businesses the Company acquired in the first six months of 2007:

Acquired Company/Business	Date Acquired	Description
XRT SA’s High-End Treasury Business	1/25/2007	Treasury and cash management applications.

Maxim Insurance Software Corporation	2/6/2007	Premium billing systems to the property and casualty industry.

Aceva Technologies, Inc.	2/14/2007	Credit and collections software solutions.

Finetix, LLC	4/20/2007	Specialized technology and architecture consulting for financial institutions, service providers and hedge funds.

Energy Softworx, Inc.	4/20/2007	Fuels management software solutions for the power generation industry.

Aspiren Group Limited	6/1/2007	Performance management software solutions and services in the United Kingdom.

GTI Consultants SAS	6/6/2007	Consulting and IT professional services to financial institutions in France.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE/PS	AS	Total
Balance at December 31, 2006	$2,918	$1,880	$2,153	$6,951
2007 acquisitions	29	14	—	43
Adjustments to previous acquisitions	(7)	—	1	(6)
Effect of foreign currency translation	6	3	10	19

Balance at June 30, 2007	$2,946	$1,897	$2,164	$7,007

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2006	June 30, 2007
Segregated customer cash and treasury bills	$48	$64
Securities owned	28	29
Securities borrowed	305	330
Receivables from customers and other	39	38

Clearing broker assets	$420	$461

Payables to customers	$70	$65
Securities loaned	275	300
Customer securities sold short, not yet purchased	15	19
Payable to brokers and dealers	16	23

Clearing broker liabilities	$376	$407

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

5. Income Taxes:

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 with no material effect. The Company’s reserve for unrecognized income tax benefits at June 30, 2007 is $28 million. This liability includes approximately $3 million (net of federal and state benefit) in accrued interest and penalties. Since substantially all of the liability relates to matters existing at the date of the Transaction, any reversal of reserve is not expected to have a material impact on the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is currently under audit by the Internal Revenue Service for the calendar years 2003, 2004 and 2005 and various state and foreign jurisdiction tax years remain open to examination as well. At any time some portion of the Company’s operations are under audit. Accordingly, certain matters may be resolved within the next 12 months which could result in a change of the liability. The Company is unable to estimate the range of any possible adjustment at this time.

6. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net loss adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net loss. The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net loss	$(30)	$(5)	$(76)	$(101)
Foreign currency translation gains	44	21	48	22
Unrealized gain on derivative instruments	9	9	18	6

Comprehensive income (loss)	$23	$25	$(10)	$(73)

7. Segment Information:

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. Effective January 1, 2007, the Company reclassified one business from FS to HEPS. This change has been reflected in all periods presented. The operating results for each segment follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenue:
Financial systems	$494	$590	$965	$1,133
Higher education and public sector systems	233	233	435	464

Software & processing solutions	727	823	1,400	1,597
Availability services	337	352	667	694

	$1,064	$1,175	$2,067	$2,291

Income (loss) from operations:
Financial systems	$49	$65	$83	$113
Higher education and public sector systems	34	38	56	72

Software & processing solutions	83	103	139	185
Availability services	65	70	126	128
Corporate administration	(24)	(39)	(50)	(65)
Merger and other costs	(1)	—	(3)	—

	$123	$134	$212	$248

Depreciation and amortization:
Financial systems	$13	$15	$26	$28
Higher education and public sector systems	3	4	7	8

Software & processing solutions	16	19	33	36
Availability services	42	42	82	84
Corporate administration	—	—	—	—

	$58	$61	$115	$120

Amortization of acquisition-related intangible assets:
Financial systems	$50	$57	$101	$115
Higher education and public sector systems	22	17	38	34

Software & processing solutions	72	74	139	149
Availability services	29	30	58	59
Corporate administration	1	1	1	1

	$102	$105	$198	$209

Cash paid for property and equipment and software:
Financial systems	$21	$22	$38	$41
Higher education and public sector systems	4	6	8	11

Software & processing solutions	25	28	46	52
Availability services	41	55	98	100
Corporate administration	—	—	—	—

	$66	$83	$144	$152

8. Related Party Transactions:

During the three-month periods ended June 30, 2006 and 2007, in accordance with the Management Agreement between the Company and the Sponsors, the Company recorded $3 million and $4 million, respectively, of management fees in sales, marketing and administration expenses. In each of the six-month periods ended June 30, 2006 and 2007, the Company recorded $7 million of management fees in sales, marketing and administration expenses. At December 31, 2006 and June 30, 2007, $3 million and $4 million, respectively, were included in other accrued expenses.

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

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2006 and June 30, 2007 and for each of the three- and six-month periods ended June 30, 2006 and 2007, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$56	$(19)	$279	$—	$316
Intercompany balances	(2,282)	2,244	38	—	—
Trade receivables, net	(1)	40	240	—	279
Prepaid expenses, taxes and other current assets	578	83	762	(549)	874

Total current assets	(1,649)	2,348	1,319	(549)	1,469
Property and equipment, net	1	526	246	—	773
Intangible assets, net	184	4,764	530	—	5,478
Intercompany balances	(757)	727	30	—	—
Goodwill	—	6,166	785	—	6,951
Investment in subsidiaries	13,074	1,757	—	(14,831)	—

Total Assets	$10,853	$16,288	$2,910	$(15,380)	$14,671

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$6	$—	$45
Accounts payable and other current liabilities	194	1,332	904	(549)	1,881

Total current liabilities	231	1,334	910	(549)	1,926
Long-term debt	7,053	3	338	—	7,394
Intercompany debt	—	246	(129)	(117)	—
Deferred income taxes	(5)	1,631	151	—	1,777

Total liabilities	7,279	3,214	1,270	(666)	11,097

Total stockholder’s equity	3,574	13,074	1,640	(14,714)	3,574

Total Liabilities and Stockholder’s Equity	$10,853	$16,288	$2,910	$(15,380)	$14,671

(in millions)	Supplemental Condensed Consolidating Balance Sheet June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$21	$(17)	$290	$—	$294
Intercompany balances	(4,074)	4,065	9	—	—
Trade receivables, net	—	41	244	—	285
Prepaid expenses, taxes and other current assets	1,284	88	795	(1,250)	917

Total current assets	(2,769)	4,177	1,338	(1,250)	1,496
Property and equipment, net	1	515	281	—	797
Intangible assets, net	178	4,637	557	—	5,372
Intercompany balances	685	(715)	30	—	—
Goodwill	—	6,164	843	—	7,007
Investment in subsidiaries	12,771	1,944	—	(14,715)	—

Total Assets	$10,866	$16,722	$3,049	$(15,965)	$14,672

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$3	$23	$—	$63
Accounts payable and other current liabilities	217	1,966	935	(1,250)	1,868

Total current liabilities	254	1,969	958	(1,250)	1,931
Long-term debt	7,088	2	347	—	7,437
Intercompany debt	(4)	371	(196)	(171)	—
Deferred income taxes	17	1,609	167	—	1,793

Total liabilities	7,355	3,951	1,276	(1,421)	11,161

Total stockholder’s equity	3,511	12,771	1,773	(14,544)	3,511

Total Liabilities and Stockholder’s Equity	$10,866	$16,722	$3,049	$(15,965)	$14,672

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$769	$337	$(42)	$1,064

Costs and expenses:
Cost of sales and direct operating	—	374	163	(42)	495
Sales, marketing and administration	25	118	78	—	221
Product development	—	43	21	—	64
Depreciation and amortization	—	42	16	—	58
Amortization of acquisition-related intangible assets	1	84	17	—	102
Merger costs and other	1	—	—	—	1

	27	661	295	(42)	941

Income (loss) from operations	(27)	108	42	—	123
Net interest income (expense) and amortization of deferred financing fees	(157)	(7)	6	—	(158)
Other income (expense)	299	62	(5)	(362)	(6)

Income (loss) before income taxes	115	163	43	(362)	(41)
Provision (benefit) for income taxes	145	(137)	(19)	—	(11)

Net income (loss)	$(30)	$300	$62	$(362)	$(30)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$825	$384	$(34)	$1,175

Costs and expenses:
Cost of sales and direct operating	—	380	197	(34)	543
Sales, marketing and administration	40	144	84	—	268
Product development	—	39	25	—	64
Depreciation and amortization	—	44	17	—	61
Amortization of acquisition-related intangible assets	—	89	16	—	105
Merger costs	—	—	—	—	—

	40	696	339	(34)	1,041

Income (loss) from operations	(40)	129	45	—	134
Net interest income (expense)	(154)	3	(4)	—	(155)
Other income (expense)	134	30	(6)	(161)	(3)

Income (loss) before income taxes	(60)	162	35	(161)	(24)
Provision (benefit) for income taxes	(55)	28	8	—	(19)

Net income (loss)	$(5)	$134	$27	$(161)	$(5)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,517	$631	$(81)	$2,067

Costs and expenses:
Cost of sales and direct operating	—	734	314	(81)	967
Sales, marketing and administration	53	247	144	—	444
Product development	—	86	42	—	128
Depreciation and amortization	—	84	31	—	115
Amortization of acquisition-related intangible assets	1	164	33	—	198
Merger costs and other	3	—	—	—	3

	57	1,315	564	(81)	1,855

Income (loss) from operations	(57)	202	67	—	212
Net interest income (expense) and amortization of deferred financing fees	(308)	(7)	3	—	(312)
Other income (expense)	155	34	(14)	(193)	(18)

Income (loss) before income taxes	(210)	229	56	(193)	(118)
Provision (benefit) for income taxes	(134)	73	19	—	(42)

Net income (loss)	$(76)	$156	$37	$(193)	$(76)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,627	$728	$(64)	$2,291

Costs and expenses:
Cost of sales and direct operating	—	746	386	(64)	1,068
Sales, marketing and administration	63	276	169	—	508
Product development	—	90	48	—	138
Depreciation and amortization	—	87	33	—	120
Amortization of acquisition-related intangible assets	1	175	33	—	209
Merger costs	—	—	—	—	—

	64	1,374	669	(64)	2,043

Income (loss) from operations	(64)	253	59	—	248
Net interest income (expense)	(311)	—	(4)	—	(315)
Other income (expense)	145	33	(15)	(203)	(40)

Income (loss) before income taxes	(230)	286	40	(203)	(107)
Provision (benefit) for income taxes	(129)	113	10	—	(6)

Net income (loss)	$(101)	$173	$30	$(203)	$(101)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(76)	$156	$37	$(193)	$(76)
Non cash adjustments	(123)	131	58	193	259
Changes in operating assets and liabilities	(30)	11	(45)	—	(64)

Cash flow provided by (used in) operations	(229)	298	50	—	119

Investment Activities
Intercompany transactions	209	(164)	(45)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(17)	—	—	(17)
Cash paid for property and equipment and software	—	(109)	(35)	—	(144)
Other investing activities	(6)	1	1	—	(4)

Cash provided by (used in) investment activities	203	(289)	(79)	—	(165)

Financing Activities
Cash used to repay debt	(19)	(2)	(6)	—	(27)

Cash used in financing activities	(19)	(2)	(6)	—	(27)
Effect of exchange rate changes on cash	—	—	16	—	16

Increase (decrease) in cash and cash equivalents	(45)	7	(19)	—	(57)
Beginning cash and cash equivalents	74	(8)	251	—	317

Ending cash and cash equivalents	$29	$(1)	$232	$—	$260

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(101)	$173	$30	$(203)	$(101)
Non cash adjustments	(133)	189	60	203	319
Changes in operating assets and liabilities	(668)	652	(32)	—	(48)

Cash flow provided by (used in) operations	(902)	1,014	58	—	170

Investment Activities
Intercompany transactions	847	(891)	44	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(34)	(28)	—	(62)
Cash paid for property and equipment and software	—	(95)	(57)	—	(152)
Other investing activities	(1)	11	(2)	—	8

Cash provided by (used in) investment activities	846	(1,009)	(43)	—	(206)

Financing Activities
Net borrowings (repayments) of long-term debt	24	(3)	(6)	—	15
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	21	(3)	(6)	—	12

Effect of exchange rate changes on cash	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	(35)	2	11	—	(22)
Beginning cash and cash equivalents	56	(19)	279	—	316

Ending cash and cash equivalents	$21	$(17)	$290	$—	$294

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007		Percent Increase (Decrease) 2007 vs. 2006	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007		Percent Increase (Decrease) 2007 vs. 2006
		percent of revenue		percent of revenue			percent of revenue		percent of revenue
(in millions)
Revenue
Financial systems (FS)	$494	46%	$590	50%	19%	$965	47%	$1,133	49%	17%
Higher education and public sector systems (HEPS)	233	22%	233	20%	—%	435	21%	464	20%	7%

Software & processing solutions	727	68%	823	70%	13%	1,400	68%	1,597	70%	14%
Availability services (AS)	337	32%	352	30%	4%	667	32%	694	30%	4%

	$1,064	100%	$1,175	100%	10%	$2,067	100%	$2,291	100%	11%

Costs and Expenses
Cost of sales and direct operating	$495	47%	$543	46%	10%	$967	47%	$1,068	47%	10%
Sales, marketing and administration	221	21%	268	23%	21%	444	21%	508	22%	14%
Product development	64	6%	64	5%	—%	128	6%	138	6%	8%
Depreciation and amortization	58	5%	61	5%	5%	115	6%	120	5%	4%
Amortization of acquisition- related intangible assets	102	10%	105	9%	3%	198	10%	209	9%	6%
Merger and other costs	1	—%	—	—%	(100%)	3	—%	—	—%	(100%)

	$941	88%	$1,041	89%	11%	$1,855	90%	$2,043	89%	10%

Operating Income
Financial systems (1)	$49	10%	$65	11%	33%	$83	9%	$113	10%	36%
Higher education and public sector systems (1)	34	15%	38	16%	12%	56	13%	72	16%	29%

Software & processing solutions (1)	83	11%	103	13%	24%	139	10%	185	12%	33%
Availability services (1)	65	19%	70	20%	8%	126	19%	128	18%	2%
Corporate administration	(24)	(2)%	(39)	(3)%	63%	(50)	(2)%	(65)	(3)%	30%
Merger and other costs	(1)	—%	—	—%	(100%)	(3)	—%	—	—%	(100%)

	$123	12%	$134	11%	9%	$212	10%	$248	11%	17%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

Note: Percentages may not add due to rounding.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007		Percent Increase (Decrease) 2007 vs. 2006	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007		Percent Increase (Decrease) 2007 vs. 2006
(in millions)		percent of revenue		percent of revenue			percent of revenue		percent of revenue
Financial Systems
Services	$431	41%	$505	43%	17%	$852	41%	$996	43%	17%
License and resale fees	43	4%	60	5%	40%	72	3%	89	4%	24%

Total products and services	474	45%	565	48%	19%	924	45%	1,085	47%	17%
Reimbursed expenses	20	2%	25	2%	25%	41	2%	48	2%	17%

	$494	46%	$590	50%	19%	$965	47%	$1,133	49%	17%

Higher Education and Public Sector Systems
Services	$194	18%	$191	16%	(2%)	$371	18%	$387	17%	4%
License and resale fees	36	3%	38	3%	6%	58	3%	70	3%	21%

Total products and services	230	22%	229	19%	—%	429	21%	457	20%	7%
Reimbursed expenses	3	—%	4	—%	33%	6	—%	7	—%	17%

	$233	22%	$233	20%	—%	$435	21%	$464	20%	7%

Software & Processing Solutions
Services	$625	59%	$696	59%	11%	$1,223	59%	$1,383	60%	13%
License and resale fees	79	7%	98	8%	24%	130	6%	159	7%	22%

Total products and services	704	66%	794	68%	13%	1,353	65%	1,542	67%	14%
Reimbursed expenses	23	2%	29	2%	26%	47	2%	55	2%	17%

	$727	68%	$823	70%	13%	$1,400	68%	$1,597	70%	14%

Availability Services
Services	$331	31%	$346	29%	5%	$656	32%	$681	30%	4%
License and resale fees	1	—%	2	—%	100%	3	—%	6	—%	100%

Total products and services	332	31%	348	30%	5%	659	32%	687	30%	4%
Reimbursed expenses	$5	—%	4	—%	(20%)	8	—%	7	—%	(13%)

	$337	32%	$352	30%	4%	$667	32%	$694	30%	4%

Total Revenue
Services	$956	90%	$1,042	89%	9%	$1,879	91%	$2,064	90%	10%
License and resale fees	80	8%	100	9%	25%	133	6%	165	7%	24%

Total products and services	1,036	97%	1,142	97%	10%	2,012	97%	2,229	97%	11%
Reimbursed expenses	28	3%	33	3%	18%	55	3%	62	3%	13%

	$1,064	100%	$1,175	100%	10%	$2,067	100%	$2,291	100%	11%

Note: Percentages may not add due to rounding.

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Income from Operations:

Our total operating margin was 11% for the three months ended June 30, 2007, compared to 12% for the three months ended June 30, 2006.

Financial Systems:

The FS operating margin was 11% and 10% for the three months ended June 30, 2007 and 2006, respectively. The increase of $16 million is primarily related to an increase in software license fees.

Higher Education and Public Sector Systems:

The HEPS operating margin was 16% and 15% for the three months ended June 30, 2007 and 2006, respectively. The increase of $4 million is due to the improved operating profit contribution from services revenue, partially offset by a $2 million decrease in software license fees.

Availability Services:

The AS operating margin was 20% and 19% for the three months ended June 30, 2007 and 2006, respectively. The increase of $5 million is primarily due to the improved operating profit contribution from our European business, partially offset by the higher expense base associated with additional capacity in North America put into service late in 2006 and in the first half of 2007.

Revenue:

Total revenue increased $111 million or 10% for the three months ended June 30, 2007 compared to the second quarter of 2006. The increase in total revenue in 2007 is due primarily to organic revenue growth of approximately 9%, including the approximate 2% impact of changes in currency exchange rates overall and in each segment. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months.

Financial Systems:

FS revenue increased $96 million or 19% in 2007, primarily the result of a $74 million increase in services revenue. Organic revenue growth was approximately 15% in the second quarter of 2007. Professional services revenue had the most significant contribution to the growth, having increased $32 million or 31%, primarily in the benefit administration and insurance group. In addition, broker/dealer revenue, which is a comparatively low margin business, increased $18 million on higher volumes. Revenue from license and resale fees included software license revenue of $56 million and $40 million, respectively, in each of the three months ended June 30, 2007 and 2006.

Higher Education and Public Sector Systems:

Revenue from HEPS remained unchanged at $233 million for the three months ended June 30, 2007 compared to the corresponding period in 2006. Revenue from license and resale fees included $20 million of software license revenue in the three months ended June 30, 2007, a decrease of $2 million from the prior year period.

Availability Services:

AS revenue increased $15 million or 4% in 2007, all of which was organic growth, primarily driven by our operations in the United Kingdom.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the three months ended June 30, 2007 increased to 89% from 88% in 2006. The increase of $100 million is due primarily to increased costs associated with the increase in organic revenue.

Cost of sales and direct operating expenses as a percentage of total revenue decreased to 46% for the three months ended June 30, 2007 from 47% the prior year period. Total cost of sales and direct operating expenses increased

$48 million or 10%. The primary cause of the increase is FS employee-related and consultant expenses supporting increased services revenue and increased costs related to the higher volumes in our broker/dealer business.

Sales, marketing and administration expenses as a percentage of total revenue increased to 23% for the three-month period ended June 30, 2007 from 21% for the three-month period ended June 30, 2006. The increase in sales, marketing and administration expenses of $47 million or 21% was due primarily to FS businesses acquired in the past twelve months and an unfavorable arbitration award related to a customer dispute.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended June 30, 2007, product development costs were 8% of revenue from software and processing solutions, a decrease from 9% in the three-month period ended June 30, 2006.

Interest expense was $159 million and $161 million for the three months ended June 30, 2007 and 2006, respectively. The decrease in interest expense was due primarily to interest rate decreases and to a reduction in average debt outstanding.

The effective income tax rates in the three months ended June 30, 2007 and 2006 were 79% and 27%, respectively. The rate in the second quarter of 2007 reflects a change in the expected mix of taxable income in various jurisdictions included in the overall projected taxable position for the year and limitations on our ability to utilize certain foreign tax credits.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Income from Operations:

Our total operating margin was 11% for the six months ended June 30, 2007, compared to 10% for the six months ended June 30, 2006.

Financial Systems:

The FS operating margin was 10% and 9% for the six months ended June 30, 2007 and 2006, respectively. The increase of $30 million is primarily related to a $16 million increase in software license fees, the operating contribution resulting from the growth in professional services revenue and operating leverage from other services revenue.

Higher Education and Public Sector Systems:

The HEPS operating margin was 16% and 13% for the six months ended June 30, 2007 and 2006, respectively. The increase of $16 million is due to the improved operating profit contribution from services revenue and from a $2 million increase in software license fees.

Availability Services:

The AS operating margin was 18% and 19% for the six months ended June 30, 2007 and 2006, respectively. The decrease in operating margin is primarily due to the higher expense base associated with additional capacity put into service late in 2006 and in the first half of 2007.

Revenue:

Total revenue increased $224 million or 11% for the six months ended June 30, 2007 compared to the first half of 2006. The increase in total revenue in 2007 is due primarily to organic revenue growth of approximately 9%, including the approximate 2% impact of changes in currency exchange rates overall and in each segment.

Financial Systems:

FS revenue increased $168 million or 17% in 2007, primarily the result of a $144 million increase in services revenue. Organic revenue growth was approximately 14% in the first half of 2007. Professional services revenue had the most significant contribution to the growth, having increased $71 million or 36%, primarily in the benefit administration and insurance group. In addition, broker/dealer revenue increased $30 million on higher volumes. Revenue from license and resale fees included software license revenue of $82 million and $66 million, respectively, in each of the six-month periods ended June 30, 2007 and 2006.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $29 million or 7% for the six months ended June 30, 2007 compared to the corresponding period in 2006, primarily from organic growth. HEPS services revenue increased $16 million, primarily due to maintenance and support revenue resulting from software license contracts signed in the previous twelve months, partially offset by an $8 million decrease in professional services. Revenue from license and resale fees included $35 million of software license revenue in the six months ended June 30, 2007, an increase of $2 million from the prior year period.

Availability Services:

AS revenue increased $27 million or 4% in 2007, all of which was organic growth, primarily driven by our operations in the United Kingdom.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the six months ended June 30, 2007 decreased to 89% from 90% in 2006. The increase of $188 million is due primarily to increased costs associated with the increase in organic revenue.

Cost of sales and direct operating expenses as a percentage of total revenue remained unchanged at 47% for the six months ended June 30, 2007. Total cost of sales and direct operating expenses increased $101 million or 10%. The primary cause of the increase is FS employee-related and consultant expenses supporting increased services revenue and increased costs related to the higher volumes in our broker/dealer business.

Sales, marketing and administration expenses as a percentage of total revenue increased to 22% for the six-month period ended June 30, 2007 from 21% for the six-month period ended June 30, 2006. The increase in sales, marketing and administration expenses of $64 million or 14% was due primarily to FS businesses acquired in the past twelve months and an unfavorable arbitration award related to a customer dispute.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. Product development costs were 9% of revenue from software and processing solutions in each of the six-month periods ended June 30, 2007 and 2006.

Interest expense was $324 million and $318 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense was due primarily to interest rate increases and to the additional borrowing on our term loan prior to the early retirement of the senior floating rate notes due 2013.

Other expense was $40 million and $18 million for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to $28 million of expense associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

The effective income tax rates in the six months ended June 30, 2007 and 2006 were 6% and 36%, respectively. The rate in 2007 reflects a change in the expected mix of taxable income in various jurisdictions included in the overall projected taxable position and limitations on our ability to utilize certain foreign tax credits.

Liquidity and Capital Resources:

At June 30, 2007, cash and equivalents were $294 million, a decrease of $22 million from December 31, 2006. Cash flow provided by operations was $170 million in the six months ended June 30, 2007 compared to cash flow provided by operations of $119 million in the six months ended June 30, 2006. The improvement in cash flow provided by operations is due primarily to the increase in income from operations and less cash used for working capital.

At June 30, 2007, we had outstanding $7.50 billion in aggregate indebtedness, with additional borrowing capacity of $921 million under our revolving credit facility (after giving effect to $50 million outstanding under this facility and outstanding letters of credit). In February 2007, we amended our senior secured credit facility to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity date by one year and change certain other terms. In March 2007, we used the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013. Also, at June 30, 2007, $417 million was outstanding under our $450 million off-balance sheet accounts receivable securitization program.

At June 30, 2007, we had $93 million of potential contingent purchase price obligations that depend upon the operating performance of certain acquired businesses. We currently do not expect to pay any significant amounts related to these obligations. We also have outstanding letters of credit and bid bonds that total approximately $47 million.

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

Adjusted EBITDA is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months June 30, 2007
	2006	2007	2006	2007
Net loss	$(30)	$(5)	$(76)	$(101)	$(143)
Interest expense, net	158	155	312	315	645
Income tax (benefit) expense	(11)	(19)	(42)	(6)	15
Depreciation and amortization	160	166	313	329	653

EBITDA	277	297	507	537	1,170
Purchase accounting adjustments (a)	—	2	2	3	(1)
Non-cash charges (b)	10	7	18	15	38
Unusual or non-recurring charges (c)	5	12	11	42	61
Acquired EBITDA, net of disposed EBITDA (d)	2	12	1	8	7
Other (e)	4	3	11	9	14

Adjusted EBITDA — senior secured credit facilities	298	333	550	614	1,289
Loss on sale of receivables (f)	6	9	13	16	32

Adjusted EBITDA — senior notes due 2013 and senior subordinated notes due 2015	$304	$342	$563	$630	$1,321

(a)	Purchase accounting adjustments include the adjustment of deferred revenue to fair value at the date of each acquisition.
(b)	Non-cash charges include non-cash stock-based compensation resulting from the stock-based compensation plans under SFAS 123R and loss on the sale of assets.
(c)	Unusual or non-recurring charges include debt refinancing costs, payroll taxes and certain compensation, an unfavorable arbitration award related to a customer dispute, merger costs and other expenses associated with acquisitions made by the Company.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Other includes franchise and similar taxes reported in operating expenses, management fees paid to the Sponsors and gains or losses related to fluctuation of foreign currency exchange rates, offset by interest charges relating to the accounts receivable securitization program.

(f)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended June 30, 2007 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.50x	2.14x
Maximum total debt to Adjusted EBITDA	7.75x	5.66x

Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.17x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.50x for the four-quarter period ended December 31, 2006, which increases annually to 1.60x by the end of 2007 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or nonrecurring interest expense and the elimination of interest expense and fees associated with our accounts receivable securitization program. Beginning with the four-quarter period ending December 31, 2006, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 7.75x, which decreases annually to 7.25x by the end of 2007 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of June 30, 2007, we had $4.40 billion outstanding under our term loan facilities and available commitments of $921 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization program.

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

At June 30, 2007, we had total debt of $7.50 billion, including $4.40 billion of variable rate debt. We have entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.80 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $36 million and $44 million per year, respectively.

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

SUNGARD DATA SYSTEMS INC.

Dated: August 9, 2007	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002