Form 10-Q
period 2007-09-30
SUNGARD DATA SYSTEMS INC
filed 2007-11-08
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2007

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

There were 100 shares of the registrant’s common stock outstanding as of September 30, 2007.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2006	September 30, 2007
		(unaudited)
Assets
Current:
Cash and cash equivalents	$316	$362
Trade receivables, less allowance for doubtful accounts of $14 and $20	216	215
Earned but unbilled receivables	63	69
Prepaid expenses and other current assets	145	159
Clearing broker assets	420	537
Retained interest in accounts receivable sold	275	255
Deferred income taxes	34	33

Total current assets	1,469	1,630

Property and equipment, less accumulated depreciation of $304 and $479	773	855
Software products, less accumulated amortization of $304 and $487	1,386	1,297
Customer base, less accumulated amortization of $266 and $422	2,857	2,797
Other tangible and intangible assets, less accumulated amortization of $13 and $18	216	187
Trade name	1,019	1,022
Goodwill	6,951	7,154

Total Assets	$14,671	$14,942

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$55
Accounts payable	80	60
Accrued compensation and benefits	224	209
Accrued interest expense	164	82
Other accrued expenses	275	324
Clearing broker liabilities	376	498
Deferred revenue	762	793

Total current liabilities	1,926	2,021

Long-term debt	7,394	7,609
Deferred income taxes	1,777	1,780

Total liabilities	11,097	11,410

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,664	3,668
Accumulated deficit	(147)	(237)
Accumulated other comprehensive income	57	101

Total stockholder’s equity	3,574	3,532

Total Liabilities and Stockholder’s Equity	$14,671	$14,942

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
Services	$963	$1,098	$2,842	$3,162
License and resale fees	81	87	214	252

Total products and services	1,044	1,185	3,056	3,414
Reimbursed expenses	24	37	79	99

	1,068	1,222	3,135	3,513

Costs and expenses:
Cost of sales and direct operating	493	581	1,460	1,649
Sales, marketing and administration	215	240	659	748
Product development	63	64	191	202
Depreciation and amortization	60	63	175	183
Amortization of acquisition-related intangible assets	99	110	297	319
Merger costs	2	—	5	—

	932	1,058	2,787	3,101

Income from operations	136	164	348	412
Interest income	4	4	10	13
Interest expense and amortization of deferred financing fees	(165)	(161)	(483)	(485)
Other expense	(4)	(11)	(22)	(51)

Loss before income taxes	(29)	(4)	(147)	(111)
Provision for (benefit from) income taxes	2	(15)	(40)	(21)

Net income (loss)	$(31)	$11	$(107)	$(90)

The accompanying notes are an integral part of these financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flow from operations:
Net loss	$(107)	$(90)
Reconciliation of net loss to cash flow used in operations:
Depreciation and amortization	472	502
Deferred income tax benefit	(98)	(72)
Stock compensation expense	27	19
Amortization of deferred financing costs and debt discount	25	37
Other noncash charges (credits)	(36)	3
Accounts receivable and other current assets	43	39
Accounts payable and accrued expenses	(124)	(122)
Clearing broker assets and liabilities, net	(12)	4
Deferred revenue	24	9

Cash flow provided by operations	214	329

Investment activities:
Cash paid for businesses acquired by the Company, net of cash acquired	(24)	(223)
Cash paid for property and equipment and software	(222)	(213)
Other investing activities	8	7

Cash used in investment activities	(238)	(429)

Financing activities:
Cash received from borrowings, net of fees	—	656
Cash used to repay debt	(37)	(504)
Other financing activities	(3)	(15)

Cash provided by (used in) financing activities	(40)	137

Effect of exchange rate changes on cash	15	9

Increase (decrease) in cash and cash equivalents	(49)	46
Beginning cash and cash equivalents	317	316

Ending cash and cash equivalents	$268	$362

Supplemental information:
Acquired businesses:
Property and equipment	$—	$59
Software products	6	44
Customer base	5	79
Goodwill	16	151
Other tangible and intangible assets	2	10
Deferred income taxes	(1)	(46)
Purchase price obligations and debt assumed	(2)	(38)
Net current liabilities assumed	(2)	(36)

Cash paid for acquired businesses, net of cash acquired of $2 and $20, respectively	$24	$223

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with SunGard’s financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Effect of Recent Accounting Pronouncements

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

2. Acquisitions:

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the nine months ended September 30, 2007, the Company completed six acquisitions in its FS segment, one in its HEPS segment and one in its AS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $223 million. The allocations of purchase price for these acquisitions are preliminary.

The following table lists the businesses the Company acquired in the first nine months of 2007:

Acquired Company/Business	Date Acquired	Description
XRT SA’s High-End Treasury Business	1/25/2007	Treasury and cash management applications.

Maxim Insurance Software Corporation	2/6/2007	Premium billing systems to the property and casualty industry.

Aceva Technologies, Inc.	2/14/2007	Credit and collections software solutions.

Finetix, LLC	4/20/2007	Specialized technology and architecture consulting for financial institutions, service providers and hedge funds.

Energy Softworx, Inc.	4/20/2007	Fuels management software solutions for the power generation industry.

Aspiren Group Limited	6/1/2007	Performance management software solutions and services in the United Kingdom.

GTI Consultants SAS	6/6/2007	Consulting and IT professional services to financial institutions in France.

VeriCenter, Inc.	8/20/2007	Managed services, application hosting and IT infrastructure outsourcing.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HEPS	AS	Total
Balance at December 31, 2006	$2,918	$1,880	$2,153	$6,951
2007 acquisitions	25	14	120	159
Adjustments to previous acquisitions	(3)	4	7	8
Effect of foreign currency translation	12	5	19	36

Balance at September 30, 2007	$2,952	$1,903	$2,299	$7,154

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2006	September 30, 2007
Segregated customer cash and treasury bills	$48	$105
Securities owned	28	53
Securities borrowed	305	352
Receivables from customers and other	39	27

Clearing broker assets	$420	$537

Payables to customers	$70	$126
Securities loaned	275	306
Customer securities sold short, not yet purchased	15	30
Payable to brokers and dealers	16	36

Clearing broker liabilities	$376	$498

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

4. Debt:

In February 2007 the Company amended its senior secured credit facility to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity by one year and change certain other terms. In March 2007 the Company used the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013. The related redemption premium of $19 million and write-off of approximately $9 million of deferred financing costs were included in other expense.

5. Income Taxes:

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 with no material effect. The Company’s reserve for unrecognized income tax benefits at September 30, 2007 is $28 million. This liability includes approximately $3 million (net of federal and state benefit) in accrued interest and penalties. Since substantially all of the liability relates to matters existing at the date of the Transaction, any reversal of reserve is not expected to have a material impact on the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is currently under audit by the Internal Revenue Service for the calendar years 2003, 2004 and 2005 and various state and foreign jurisdiction tax years remain open to examination as well. At any time some portion of the Company’s operations is under audit. Accordingly, certain matters may be resolved within the next 12 months which could result in a change in the liability.

6. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net loss adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income (loss)	$(31)	$11	$(107)	$(90)
Foreign currency translation gains	2	31	50	53
Unrealized gain (loss) on derivative instruments	(16)	(15)	2	(9)

Comprehensive income (loss)	$(45)	$27	$(55)	$(46)

7. Segment Information:

The Company has three segments: FS and HEPS, which together form the Company’s Software & Processing Solutions business, and AS. Effective January 1, 2007, the Company reclassified one business from FS to HEPS. This change has been reflected in all periods presented. The operating results for each segment follow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue:
Financial systems	$502	$622	$1,467	$1,755
Higher education and public sector systems	226	231	661	695

Software & processing solutions	728	853	2,128	2,450
Availability services	340	369	1,007	1,063

	$1,068	$1,222	$3,135	$3,513

Income (loss) from operations:
Financial systems	$59	$67	$144	$180
Higher education and public sector systems	35	37	91	109

Software & processing solutions	94	104	235	289
Availability services	74	84	201	212
Corporate administration	(30)	(24)	(83)	(89)
Merger and other costs	(2)	—	(5)	—

	$136	$164	$348	$412

Depreciation and amortization:
Financial systems	$13	$16	$39	$44
Higher education and public sector systems	4	4	11	12

Software & processing solutions	17	20	50	56
Availability services	43	43	125	127
Corporate administration	—	—	—	—

	$60	$63	$175	$183

Amortization of acquisition-related intangible assets:
Financial systems	$52	$57	$153	$172
Higher education and public sector systems	17	19	55	53

Software & processing solutions	69	76	208	225
Availability services	30	33	88	92
Corporate administration	—	1	1	2

	$99	$110	$297	$319

Cash paid for property and equipment and software:
Financial systems	$21	$20	$59	$61
Higher education and public sector systems	6	10	14	21

Software & processing solutions	27	30	73	82
Availability services	51	31	149	131
Corporate administration	—	—	—	—

	$78	$61	$222	$213

8. Related Party Transactions:

During the three-month periods ended September 30, 2006 and 2007, in accordance with the Management Agreement between the Company and the Sponsors, the Company recorded $3 million and $6 million, respectively, of management fees in sales, marketing and administration expenses. In the nine-month periods ended September 30, 2006 and 2007, the Company recorded $10 million and $13 million, respectively, of management fees in sales, marketing and administration expenses. At December 31, 2006 and September 30, 2007, $3 million and $5 million, respectively, were included in other accrued expenses.

9. Supplemental Guarantor Condensed Consolidating Financial Statements:

On August 11, 2005, in connection with the Transaction, the Company issued $3.0 billion aggregate principal amount of the outstanding senior notes and the outstanding senior subordinated notes. The senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned domestic subsidiaries of the Company (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities.

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2006 and September 30, 2007 and for each of the three- and nine-month periods ended September 30, 2006 and 2007, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$56	$(19)	$279	$—	$316
Intercompany balances	(2,282)	2,244	38	—	—
Trade receivables, net	(1)	40	240	—	279
Prepaid expenses, taxes and other current assets	578	83	762	(549)	874

Total current assets	(1,649)	2,348	1,319	(549)	1,469
Property and equipment, net	1	526	246	—	773
Intangible assets, net	184	4,764	530	—	5,478
Intercompany balances	(757)	727	30	—	—
Goodwill	—	6,166	785	—	6,951
Investment in subsidiaries	13,074	1,757	—	(14,831)	—

Total Assets	$10,853	$16,288	$2,910	$(15,380)	$14,671

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$6	$—	$45
Accounts payable and other current liabilities	194	1,332	904	(549)	1,881

Total current liabilities	231	1,334	910	(549)	1,926
Long-term debt	7,053	3	338	—	7,394
Intercompany debt	—	246	(129)	(117)	—
Deferred income taxes	(5)	1,631	151	—	1,777

Total liabilities	7,279	3,214	1,270	(666)	11,097

Total stockholder’s equity	3,574	13,074	1,640	(14,714)	3,574

Total Liabilities and Stockholder’s Equity	$10,853	$16,288	$2,910	$(15,380)	$14,671

(in millions)	Supplemental Condensed Consolidating Balance Sheet September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$19	$(8)	$351	$—	$362
Intercompany balances	(4,338)	4,330	8	—	—
Trade receivables, net	—	56	228	—	284
Prepaid expenses, taxes and other current assets	1,280	88	865	(1,249)	984

Total current assets	(3,039)	4,466	1,452	(1,249)	1,630
Property and equipment, net	1	569	285	—	855
Intangible assets, net	159	4,498	646	—	5,303
Intercompany balances	685	(715)	30	—	—
Goodwill	—	6,225	929	—	7,154
Investment in subsidiaries	13,163	2,128	—	(15,291)	—

Total Assets	$10,969	$17,171	$3,342	$(16,540)	$14,942

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$40	$8	$7	$—	$55
Accounts payable and other current liabilities	165	2,039	1,011	(1,249)	1,966

Total current liabilities	205	2,047	1,018	(1,249)	2,021
Long-term debt	7,227	6	376	—	7,609
Intercompany debt	(3)	349	(168)	(178)	—
Deferred income taxes	8	1,606	166	—	1,780

Total liabilities	7,437	4,008	1,392	(1,427)	11,410

Total stockholder’s equity	3,532	13,163	1,950	(15,113)	3,532

Total Liabilities and Stockholder’s Equity	$10,969	$17,171	$3,342	$(16,540)	$14,942

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$782	$313	$(27)	$1,068

Costs and expenses:
Cost of sales and direct operating	—	353	167	(27)	493
Sales, marketing and administration	29	117	69	—	215
Product development	—	43	20	—	63
Depreciation and amortization	—	43	17	—	60
Amortization of acquisition-related intangible assets	1	82	16	—	99
Merger costs	2	—	—	—	2

	32	638	289	(27)	932

Income (loss) from operations	(32)	144	24	—	136
Net interest income (expense)	(157)	(1)	(3)	—	(161)
Other income (expense)	5	17	(3)	(23)	(4)

Income (loss) before income taxes	(184)	160	18	(23)	(29)
Provision (benefit) for income taxes	(153)	155	—	—	2

Net income (loss)	$(31)	$5	$18	$(23)	$(31)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$858	$400	$(36)	$1,222

Costs and expenses:
Cost of sales and direct operating	—	375	242	(36)	581
Sales, marketing and administration	27	125	88	—	240
Product development	—	60	4	—	64
Depreciation and amortization	—	47	16	—	63
Amortization of acquisition-related intangible assets	1	84	25	—	110
Merger costs	—	—	—	—	—

	28	691	375	(36)	1,058

Income (loss) from operations	(28)	167	25	—	164
Net interest income (expense)	(152)	(5)	—	—	(157)
Other income (expense)	175	6	(11)	(181)	(11)

Income (loss) before income taxes	(5)	168	14	(181)	(4)
Provision (benefit) for income taxes	(16)	(7)	8	—	(15)

Net income (loss)	$11	$175	$6	$(181)	$11

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,299	$944	$(108)	$3,135

Costs and expenses:
Cost of sales and direct operating	—	1,087	481	(108)	1,460
Sales, marketing and administration	82	364	213	—	659
Product development	—	129	62	—	191
Depreciation and amortization	—	127	48	—	175
Amortization of acquisition-related intangible assets	2	246	49	—	297
Merger costs	5	—	—	—	5

	89	1,953	853	(108)	2,787

Income (loss) from operations	(89)	346	91	—	348
Net interest income (expense)	(465)	(8)	—	—	(473)
Other income (expense)	160	51	(17)	(216)	(22)

Income (loss) before income taxes	(394)	389	74	(216)	(147)
Provision (benefit) for income taxes	(287)	228	19	—	(40)

Net income (loss)	$(107)	$161	$55	$(216)	$(107)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,485	$1,128	$(100)	$3,513

Costs and expenses:
Cost of sales and direct operating	—	1,121	628	(100)	1,649
Sales, marketing and administration	90	401	257	—	748
Product development	—	150	52	—	202
Depreciation and amortization	—	134	49	—	183
Amortization of acquisition-related intangible assets	2	259	58	—	319
Merger costs	—	—	—	—	—

	92	2,065	1,044	(100)	3,101

Income (loss) from operations	(92)	420	84	—	412
Net interest income (expense)	(463)	(5)	(4)	—	(472)
Other income (expense)	320	39	(26)	(384)	(51)

Income (loss) before income taxes	(235)	454	54	(384)	(111)
Provision (benefit) for income taxes	(145)	106	18	—	(21)

Net income (loss)	$(90)	$348	$36	$(384)	$(90)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2006
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(107)	$161	$55	$(216)	$(107)
Non cash adjustments	(105)	194	85	216	390
Changes in operating assets and liabilities	(271)	235	(33)	—	(69)

Cash flow provided by (used in) operations	(483)	590	107	—	214

Investment Activities
Intercompany transactions	462	(395)	(67)	—	—
Cash paid for businesses acquired by the Company, net of cash	—	(24)	—	—	(24)
Cash paid for property and equipment and software	—	(169)	(53)	—	(222)
Other investing activities	(6)	8	6	—	8

Cash provided by (used in) investment activities	456	(580)	(114)	—	(238)

Financing Activities
Net borrowings (repayments) of long-term debt	(28)	(3)	(6)	—	(37)
Cash advances to Parent	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	(31)	(3)	(6)	—	(40)

Effect of exchange rate changes on cash	—	—	15	—	15

Increase (decrease) in cash and cash equivalents	(58)	7	2	—	(49)
Beginning cash and cash equivalents	74	(8)	251	—	317

Ending cash and cash equivalents	$16	$(1)	$253	$—	$268

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(90)	$348	$36	$(384)	$(90)
Non cash adjustments	(290)	295	100	384	489
Changes in operating assets and liabilities	(727)	660	(3)		(70)

Cash flow provided by (used in) operations	(1,107)	1,303	133	—	329

Investment Activities
Intercompany transactions	916	(950)	34		—
Cash paid for businesses acquired by the Company, net of cash	—	(195)	(28)		(223)
Cash paid for property and equipment and software	—	(138)	(75)		(213)
Other investing activities	4	(3)	6		7

Cash provided by (used in) investment activities	920	(1,286)	(63)	—	(429)

Financing Activities
Net borrowings (repayments) of long-term debt	164	(5)	(7)		152
Other financing activities	(14)	(1)	—	—	(15)

Cash provided by (used in) financing activities	150	(6)	(7)	—	137

Effect of exchange rate changes on cash	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(37)	11	72	—	46
Beginning cash and cash equivalents	56	(19)	279	—	316

Ending cash and cash equivalents	$19	$(8)	$351	$—	$362

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2007		Percent Increase (Decrease) 2007 vs. 2006	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Percent Increase (Decrease) 2007 vs. 2006
		percent of revenue		percent of revenue			percent of revenue		percent of revenue
(in millions)
Revenue
Financial systems (FS)	$502	47%	$622	51%	24%	$1,467	47%	$1,755	50%	20%
Higher education and public sector systems (HEPS)	226	21%	231	19%	2%	661	21%	695	20%	5%

Software & processing solutions	728	68%	853	70%	17%	2,128	68%	2,450	70%	15%
Availability services (AS)	340	32%	369	30%	9%	1,007	32%	1,063	30%	6%

	$1,068	100%	$1,222	100%	14%	$3,135	100%	$3,513	100%	12%

Costs and Expenses
Cost of sales and direct operating	$493	46%	$581	48%	18%	$1,460	47%	$1,649	47%	13%
Sales, marketing and administration	215	20%	240	20%	12%	659	21%	748	21%	14%
Product development	63	6%	64	5%	2%	191	6%	202	6%	6%
Depreciation and amortization	60	6%	63	5%	5%	175	6%	183	5%	5%
Amortization of acquisition-related intangible assets	99	9%	110	9%	11%	297	9%	319	9%	7%
Merger and other costs	2	—%	—	—%	(100%)	5	—%	—	—%	(100%)

	$932	87%	$1,058	87%	14%	$2,787	89%	$3,101	88%	11%

Operating Income
Financial systems (1)	$59	12%	$67	11%	14%	$144	10%	$180	10%	25%
Higher education and public sector systems (1)	35	15%	37	16%	6%	91	14%	109	16%	20%

Software & processing solutions (1)	94	13%	104	12%	11%	235	11%	289	12%	23%
Availability services (1)	74	22%	84	23%	14%	201	20%	212	20%	5%
Corporate administration	(30)	(3)%	(24)	(2)%	(20%)	(83)	(3)%	(89)	(3)%	7%
Merger and other costs	(2)	—%	—	—%	(100%)	(5)	—%	—	—%	(100%)

	$136	13%	$164	13%	21%	$348	11%	$412	12%	18%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HEPS, Software & Processing Solutions, and AS, respectively.

Note: Percentages may not add due to rounding.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2007		Percent Increase (Decrease) 2007 vs. 2006	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Percent Increase (Decrease) 2007 vs. 2006
(in millions)		percent of revenue		percent of revenue			percent of revenue		percent of revenue
Financial Systems
Services	$444	42%	$544	45%	23%	$1,296	41%	$1,540	44%	19%
License and resale fees	39	4%	48	4%	23%	111	4%	137	4%	23%

Total products and services	483	45%	592	48%	23%	1,407	45%	1,677	48%	19%
Reimbursed expenses	19	2%	30	2%	58%	60	2%	78	2%	30%

	$502	47%	$622	51%	24%	$1,467	47%	$1,755	50%	20%

Higher Education and Public Sector Systems
Services	$182	17%	$190	16%	4%	$553	18%	$577	16%	4%
License and resale fees	40	4%	38	3%	(5%)	98	3%	108	3%	10%

Total products and services	222	21%	228	19%	3%	651	21%	685	19%	5%
Reimbursed expenses	4	—%	3	—%	(25%)	10	—%	10	—%	—%

	$226	21%	$231	19%	2%	$661	21%	$695	20%	5%

Software & Processing Solutions
Services	$626	59%	$734	60%	17%	$1,849	59%	$2,117	60%	14%
License and resale fees	79	7%	86	7%	9%	209	7%	245	7%	17%

Total products and services	705	66%	820	67%	16%	2,058	66%	2,362	67%	15%
Reimbursed expenses	23	2%	33	3%	43%	70	2%	88	3%	26%

	$728	68%	$853	70%	17%	$2,128	68%	$2,450	70%	15%

Availability Services
Services	$337	32%	$364	30%	8%	$993	32%	$1,045	30%	5%
License and resale fees	2	—%	1	—%	(50%)	5	—%	7	—%	40%

Total products and services	339	32%	365	30%	8%	998	32%	1,052	30%	5%
Reimbursed expenses	1	—%	4	—%	300%	9	—%	11	—%	22%

	$340	32%	$369	30%	9%	$1,007	32%	$1,063	30%	6%

Total Revenue
Services	$963	90%	$1,098	90%	14%	$2,842	91%	$3,162	90%	11%
License and resale fees	81	8%	87	7%	7%	214	7%	252	7%	18%

Total products and services	1,044	98%	1,185	97%	14%	3,056	97%	3,414	97%	12%
Reimbursed expenses	24	2%	37	3%	54%	79	3%	99	3%	25%

	$1,068	100%	$1,222	100%	14%	$3,135	100%	$3,513	100%	12%

Note: Percentages may not add due to rounding.

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Income from Operations:

Our total operating margin was 13% for the three months ended September 30, 2007, unchanged from the three months ended September 30, 2006.

Financial Systems:

The FS operating margin was 11% and 12% for the three months ended September 30, 2007 and 2006, respectively. The decrease in margin is primarily due to the impact of recently acquired businesses which tend to have lower initial operating margins as compared to our established businesses. We would expect the margins of acquired businesses to improve over time.

Higher Education and Public Sector Systems:

The HEPS operating margin was 16% and 15% for the three months ended September 30, 2007 and 2006, respectively. The increase of $2 million is due to the improved operating profit contribution from services revenue and a $1 million increase in software license fees.

Availability Services:

The AS operating margin was 23% and 22% for the three months ended September 30, 2007 and 2006, respectively. The increase of $10 million is primarily due to improved operating profit contribution.

Revenue:

Total revenue increased $154 million or 14% for the three months ended September 30, 2007 compared to the third quarter of 2006. The increase in total revenue in 2007 is due primarily to organic revenue growth of approximately 11%, with trading volumes of one of our trading systems businesses adding four percentage points to the growth rate and changes in currency exchange rates adding approximately one percentage point overall and in each segment. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. Excluding the results from this business, organic revenue growth was approximately 7% in the third quarter of 2007.

Financial Systems:

FS revenue increased $120 million or 24% in 2007. Organic revenue growth was approximately 19% in the third quarter of 2007, with trading volumes of one of our trading systems businesses, a broker/dealer with inherently lower operating margins, adding $42 million or eight percentage points to the growth rate, which is ahead of our expectations for the quarter and the future. Excluding this business, organic revenue growth was approximately 11% in the third quarter of 2007. Professional services revenue increased $31 million or 28%. Revenue from license and resale fees included software license revenue of $43 million and $35 million, respectively, in each of the three months ended September 30, 2007 and 2006.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $5 million or 2% for the three months ended September 30, 2007 compared to the corresponding period in 2006. Revenue from license and resale fees included $17 million of software license revenue in the three months ended September 30, 2007, an increase of $1 million from the prior year period.

Availability Services:

AS revenue increased $29 million, or 9%, in 2007 primarily as a result of organic revenue growth of approximately 6%.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the three months ended September 30, 2007 remained unchanged at 87% from 2006. The increase of $126 million is due primarily to increased costs associated with the increase in organic revenue.

Cost of sales and direct operating expenses as a percentage of total revenue increased to 48% for the three months ended September 30, 2007 from 46% the prior year period. Total cost of sales and direct operating expenses increased $88 million or 18%. The primary causes of the increase related to costs associated with the higher volumes in one of our trading systems businesses and higher FS employee-related and consultant expenses supporting increased services revenue.

Sales, marketing and administration expenses as a percentage of total revenue remained unchanged at 20% for the three-month period ended September 30, 2007 from the three-month period ended September 30, 2006. The increase of $25 million or 12% was due primarily to FS businesses acquired in the past twelve months, partially offset by an insurance settlement and reduced stock compensation cost.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended September 30, 2007, product development costs were 8% of revenue from software and processing solutions, a decrease from 9% in the three-month period ended September 30, 2006.

Interest expense was $161 million and $165 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in interest expense was due primarily to net interest rate decreases, partially offset by an increase in average debt outstanding and currency exchange rate changes.

Income tax expense in the third quarter of 2007 reflects a change in the expected mix of taxable income in various jurisdictions included in the overall projected taxable position for the year and limitations on our ability to utilize certain foreign tax credits and due to changes in enacted tax rates in certain state and foreign jurisdictions.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Income from Operations:

Our total operating margin was 12% for the nine months ended September 30, 2007, compared to 11% for the nine months ended September 30, 2006.

Financial Systems:

The FS operating margin was 10% for the nine months ended September 30, 2007, unchanged from the prior year period. Improvement in the operating contribution from the growth in professional services revenue and operating leverage from other services revenue was partially offset by the impact of recently acquired businesses which tend to have lower initial operating margins as compared to our established businesses, but which we expect to improve over time. The increase of $36 million is primarily related to a $24 million increase in software license fees .

Higher Education and Public Sector Systems:

The HEPS operating margin was 16% and 14% for the nine months ended September 30, 2007 and 2006, respectively. The increase of $18 million is due to the improved operating profit contribution from services revenue and from a $3 million increase in software license fees.

Availability Services:

The AS operating margin was 20% for the nine months ended September 30, 2007, unchanged from the prior year period. The increase of $11 million is primarily due to improved operating profit contribution.

Revenue:

Total revenue increased $378 million or 12% for the nine months ended September 30, 2007 compared to the first nine months of 2006. The increase in total revenue in 2007 is due primarily to organic revenue growth of approximately 10%, with trading volumes of one of our trading systems businesses adding two percentage points to the growth rate and changes in currency exchange rates adding approximately two percentage points overall and in each segment. Excluding the results from this business, organic revenue growth was approximately 8% in the first nine months of 2007.

Financial Systems:

FS revenue increased $288 million or 20% in 2007. Organic revenue growth was approximately 16% in the first nine months of 2007, with trading volumes of one of our trading systems businesses, a broker/dealer with inherently lower operating margins, adding $67 million or four percentage points to the growth rate, which is ahead of our expectations for the year to date and the future. Excluding this business, organic revenue growth was approximately 12% in the first nine months of 2007. Professional services revenue had the most significant contribution to the growth, having increased $102 million or 33%. Revenue from license and resale fees included software license revenue of $126 million and $102 million, respectively, in each of the nine-month periods ended September 30, 2007 and 2006.

Higher Education and Public Sector Systems:

Revenue from HEPS increased $34 million or 5% for the nine months ended September 30, 2007 compared to the corresponding period in 2006, primarily from organic growth. HEPS services revenue increased $24 million, primarily due to maintenance and support revenue resulting from software license contracts signed in the previous twelve months. Revenue from license and resale fees included $52 million of software license revenue in the nine months ended September 30, 2007, an increase of $3 million from the prior year period.

Availability Services:

AS revenue increased $56 million, or 6%, in 2007, mostly from organic growth, primarily driven by our operations in the United Kingdom.

Costs and Expenses:

Total costs and expenses as a percentage of revenue for the nine months ended September 30, 2007 decreased to 88% from 89% in 2006. The increase of $314 million is due primarily to increased costs associated with the increase in organic revenue.

Cost of sales and direct operating expenses as a percentage of total revenue remained unchanged at 47% for the nine months ended September 30, 2007 from the prior year period. Total cost of sales and direct operating expenses increased $189 million or 13%. The primary cause of the increase is FS employee-related and consultant expenses supporting increased services revenue and increased costs related to the higher volumes in one of our trading systems businesses.

Sales, marketing and administration expenses as a percentage of total revenue remained unchanged from the prior year period at 21% for the nine-month period ended September 30, 2007. The increase in sales, marketing and administration expenses of $89 million or 14% was due primarily to FS businesses acquired in the past twelve months and an unfavorable arbitration award related to a customer dispute, partially offset by reduced stock compensation expense and an insurance settlement.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. Product development costs were 8% and 9% of revenue from software and processing solutions in each of the nine-month periods ended September 30, 2007 and 2006, respectively.

Interest expense was $485 million and $483 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense was due primarily to an increase in the average debt outstanding.

Other expense was $51 million and $22 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to $28 million of expense associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

The effective income tax rates in the nine months ended September 30, 2007 and 2006 were 19% and 27%, respectively. The rate in 2007 reflects a change in the expected mix of taxable income in various jurisdictions included in the overall projected taxable loss and limitations on our ability to utilize certain foreign tax credits and due to changes in enacted tax rates in certain state and foreign jurisdictions.

Liquidity and Capital Resources:

At September 30, 2007, cash and equivalents were $362 million, an increase of $46 million from December 31, 2006. Cash flow provided by operations was $329 million in the nine months ended September 30, 2007 compared to cash flow provided by operations of $214 million in the nine months ended September 30, 2006. The improvement in cash flow provided by operations is due primarily to the increase in income from operations and less cash used for working capital.

At September 30, 2007, we had outstanding $7.66 billion in aggregate indebtedness, with additional borrowing capacity of $772 million under our revolving credit facility (after giving effect to $200 million outstanding under this facility and outstanding letters of credit). In February 2007, we amended our senior secured credit facility to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity date by one year and change certain other terms. In March 2007, we used the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013. Also, at September 30, 2007, $424 million was outstanding under our $450 million off-balance sheet accounts receivable securitization program.

At September 30, 2007, we had $107 million of potential contingent purchase price obligations that depend upon the operating performance of certain acquired businesses. We currently do not expect to pay any significant amounts related to these obligations. We also have outstanding letters of credit and bid bonds that total approximately $46 million. In October 2007, we acquired a business in our FS segment for approximately $12 million.

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

Adjusted EBITDA is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Last Twelve Months September 30, 2007
	2006	2007	2006	2007
Net income (loss)	$(31)	$11	$(107)	$(90)	$(101)
Interest expense, net	161	157	473	472	641
Taxes	2	(15)	(40)	(21)	(2)
Depreciation and amortization	159	173	472	502	667

EBITDA	291	326	798	863	1,205
Purchase accounting adjustments (a)	—	5	2	8	4
Non-cash charges (b)	10	8	28	23	35
Unusual or non-recurring charges (c)	5	(4)	16	38	53
Acquired EBITDA, net of disposed EBITDA (d)	2	5	3	13	14
Other (e)	3	13	14	22	25

Adjusted EBITDA—senior secured credit facilities	311	353	861	967	1,336
Loss on sale of receivables (f)	7	5	20	21	23

Adjusted EBITDA — senior notes due 2013 and senior subordinated notes due 2015	$318	$358	$881	$988	$1,359

(a)	Purchase accounting adjustments include the adjustment of deferred revenue to fair value at the date of each acquisition.
(b)	Non-cash charges include non-cash stock-based compensation resulting from the stock-based compensation plans under SFAS 123R and loss on the sale of assets.
(c)	Unusual or non-recurring charges include debt refinancing costs, payroll taxes and certain compensation, an unfavorable arbitration award related to a customer dispute, merger costs and other expenses associated with acquisitions made by the Company.

(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Other includes franchise and similar taxes reported in operating expenses, management fees paid to the Sponsors and gains or losses related to fluctuation of foreign currency exchange rates, offset by interest charges relating to the accounts receivable securitization program.
(f)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended September 30, 2007 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.50x	2.24x
Maximum total debt to Adjusted EBITDA	7.75x	5.53x

Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.25x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.50x for the four-quarter period ended December 31, 2006, which increases annually to 1.60x by the end of 2007 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or nonrecurring interest expense and the elimination of interest expense and fees associated with our accounts receivable securitization program. Beginning with the four-quarter period ending December 31, 2006, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 7.75x, which decreases annually to 7.25x by the end of 2007 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of September 30, 2007, we had $4.56 billion outstanding under our credit facilities and available commitments of $772 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization program.

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

At September 30, 2007, we had total debt of $7.66 billion, including $4.56 billion of variable rate debt. We have entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. Our remaining variable rate debt of $2.96 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when both of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $30 million per year. Upon the expiration of each interest rate swap agreement in February 2009 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $38 million and $46 million per year, respectively.

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

Part II Other Information:

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors: There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to Vote of Security Holders: The Company’s sole stockholder, SunGard Holdco LLC, approved by written consent dated September 06, 2007, the election of the following persons as directors to serve in such capacity until his or her successor is designated and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified: Chinh Chu, Cristóbal Conde, John Connaughton, James H. Greene, Jr., Glenn Hutchins, James L. Mann, John Marren, Sanjeev Mehra and Julie Richardson.

Item 5.	Other Information:

(a) None.

(b) None.

Item 6.	Exhibits:

Number	Document
10.1*	Forms of Management Time-Based Restricted Stock Unit Agreements

10.2*	Forms of Management Performance-Based Restricted Stock Unit Agreements

10.3*	Forms of Management Non-Qualified Time-Based Class A Option Agreements

10.4*	Forms of Management Non-Qualified Performance-Based Class A Option Agreements

10.5*	SunGard 2005 Management Incentive Plan as amended September 6, 2007

10.6*	SunGard Capital Corp. and SunGard Capital Corp. II Dividend Rights Plan as amended September 6, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: November 8, 2007	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1*	Forms of Management Time-Based Restricted Stock Unit Agreements

10.2*	Forms of Management Performance-Based Restricted Stock Unit Agreements

10.3*	Forms of Management Non-Qualified Time-Based Class A Option Agreements

10.4*	Forms of Management Non-Qualified Performance-Based Class A Option Agreements

10.5*	SunGard 2005 Management Incentive Plan as amended September 6, 2007

10.6*	SunGard Capital Corp. and SunGard Capital Corp. II Dividend Rights Plan as amended September 6, 2007

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement