Form 10-K
period 2007-12-31
SUNGARD DATA SYSTEMS INC
filed 2008-03-07
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐.                Accelerated filer  ☐.

Non-accelerated filer  ☒.                  Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

The aggregate market value of the registrant’s voting stock held by nonaffiliates is zero. The registrant is a privately held corporation.

There were 100 shares of the registrant’s Common Stock outstanding as of March 1, 2008.

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

Overview

We are one of the world’s leading software and IT services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education, and the public sector; and we help enterprises of all types to maintain the continuity of their business through information availability services. We operate our business in four segments:

Financial Systems (“FS”)—serves financial services companies, corporate and government treasury departments and energy companies;

Higher Education (“HE”)—serves higher education institutions;

Public Sector (“PS”)—serves state and local governments, public safety and justice agencies, and not-for-profit organizations; and

Availability Services (“AS”)—serves IT-dependent companies across virtually all industries.

We serve more than 25,000 customers in over 50 countries, including the world’s 50 largest financial services companies. We seek to establish long-term customer relationships by negotiating multi-year contracts and by emphasizing customer support and product quality and integration. We believe that we are one of the most efficient operators of mission-critical IT solutions as a result of the economies of scale we derive from serving multiple customers on shared platforms. Our revenue is highly diversified by customer and product, with no single customer accounting for more than 4% of our total revenue during any of the past three fiscal years. We estimate that approximately 89% of our revenue for the past three fiscal years was recurring in nature.

We were acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and Texas Pacific Group (the “Transaction”).

All references in this report to “SunGard,” “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, SunGard Data Systems Inc. and its subsidiaries on a consolidated basis.

Our Strengths

Leading franchise in attractive industries.    Built over many years, our business has leading positions and strong customer relationships in industries with attractive growth dynamics.

•

Leading industry positions.    We believe that the majority of businesses within our FS segment are leaders in the sectors in which they participate within the highly fragmented global market for financial services IT software and services. We believe that HE and PS are both leading providers of software and services to higher education institutions and the public sector, respectively. AS is the pioneer and leading provider in the availability services industry.

•

Attractive industry dynamics.    We believe that the sectors in which we participate have favorable growth dynamics. We believe that FS will benefit from several key industry dynamics: the shift from internal to external IT spending, the shift from infrastructure to application software spending, and the general increase in IT spending associated with rising compliance and regulatory requirements and real-time information needs. We anticipate that HE and PS will benefit from favorable growth dynamics in higher education and public safety IT spending. We believe that AS will continue to benefit from strong organic growth in the small and medium business sector. We believe that our strong relationships with our customers in the relatively fragmented software and processing sectors that we serve and our extensive experience and the significant total capital that we have invested in AS help us to maintain leading positions. We believe that these factors provide us with competitive advantages and enhance our growth potential.

Highly attractive business model.    Our portfolio of businesses has substantial recurring revenue, a diversified customer base and significant operating cash flow generation.

•

Extensive portfolio of businesses with substantial recurring revenue.    With a large portfolio of services and products in each of our four business segments, we have a diversified and stable business. We estimate that approximately 89% of our revenue for the past three fiscal years was recurring in nature. Because our FS customers generally pay us monthly fees that are based on metrics such as number of accounts or assets under management, we believe that our FS revenue is more insulated from trading and transaction volumes than the financial services industry at large. Our portfolio of businesses and the largely recurring nature of our revenue across all four of our segments have reduced volatility in our revenue and income from operations.

•

Diversified and stable customer base.    Our base of more than 25,000 customers includes the world’s 50 largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, higher education institutions, school districts, local governments and not-for-profit organizations. Our AS business serves customers across virtually all industries. We believe that our specialized solutions and services help our customers improve operational efficiency, capture growth opportunities and respond to regulatory requirements, which results in long-term customer relationships. Our customer base is highly diversified with no single customer accounting for more than 4% of total revenue during any of the last three fiscal years.

•

Significant operating cash flow generation.    The combination of moderate capital expenditures and minimal working capital requirements allows us to convert a significant proportion of our revenue to cash available for debt service.

Experienced and committed management team with track record of success.    Our management team fosters an entrepreneurial culture, has a long track record of operational excellence, has a proven ability to acquire and integrate complementary businesses, and is highly committed to our Company’s long-term success.

•

Long track record of operational excellence.    We have a solid track record of performance consistent with internal financial targets. Our experienced senior executive officers have proven capabilities in both running a global business and managing numerous applications that are important to our customers. Our FS solutions account for and manage over $25 trillion in investment assets and process over 5 million transactions per day. In our HE business, more than 1,600 institutions rely on SunGard Higher Education to support their campuses. Our PS products are used by agencies that serve more than 100 million citizens in North America and 50 million citizens in the UK. Our AS business has had a 100% success rate in supporting customer recoveries since our inception.

•

Successful, disciplined acquisition program.    To complement our organic growth, we have a highly disciplined due diligence program to evaluate, execute and integrate acquisitions. We have completed more than 160 acquisitions over the past 20 years and overall have improved the operating performance of acquired businesses. Our ongoing acquisition program has contributed significantly to our long-term growth and success.

•

Experienced and committed management team.    Our executive officers have on average more than 15 years of industry experience. Our senior managers have committed significant personal capital to our Company in connection with the Transaction.

Business Strategy

We are focused on expanding our position not only as a leading provider of integrated software and processing solutions, but also as the provider of choice for a wide range of availability services for IT-dependent companies. Our operating and financial strategy emphasizes fiscal discipline, profitable revenue growth and significant operating cash flow generation. In pursuit of these objectives, we have implemented the following strategies:

Expand our industry-leading franchise.    We are constantly enhancing our product and service offerings across our portfolio of businesses, further building and leveraging our customer relationships, and looking to acquire complementary businesses at attractive valuations.

•

Enhance our product and service offerings.    We continually support, upgrade and enhance our systems to incorporate new technology and meet the needs of our customers for increased operational efficiency and resilience. Our strong base of recurring revenue allows us to reinvest in our products and services. We continue to introduce innovative products and services in all four of our business segments. We believe that our focus on product enhancement and innovation will help us to increase our penetration of existing and new customers.

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

•

Acquire and integrate complementary businesses.    We seek opportunistically to acquire, at attractive valuations, businesses that broaden our existing product and service offerings, expand our customer base and strengthen our leadership positions, especially within the fragmented FS, HE and PS markets. Before committing to an acquisition, we devote significant resources to due diligence and to developing a post-acquisition integration plan, including the identification and quantification of potential cost savings and synergies. Our ongoing acquisition program has contributed significantly to our long-term growth and success.

Optimize our attractive business model.    We continue to focus on maintaining our attractive business model and, in particular, increasing our recurring revenue base and implementing incremental operational improvements.

•

Increase our recurring revenue base.    We strive to generate a high level of recurring revenue and stable cash flow from operations. We prefer to charge customers monthly subscription fees under multi-year contracts, and we continue to prefer such contracts because they offer high levels of revenue stability and visibility. Moreover, we believe that our high quality services and customized solutions help increase the level of integration and efficiency for our customers and reduce customer defections to other vendors or to in-house solutions.

•

Implement incremental operational improvements.    We have identified opportunities to further increase revenue, reduce costs and improve cash flow from operations. These include the global account management program within FS, which stimulates cross-selling opportunities and account penetration for our largest customers; centralization of certain product management functions and expansion of certain software development capacity in lower-cost regions; the selective integration of certain FS, HE and PS business units and back-office operations; and the increased focus on generating revenue from ancillary services such as customer training and education as well as consulting.

Enhance our performance-based culture.    We have an experienced management team that is focused on enhancing our performance-based culture. We continue to evaluate and implement programs to improve our current management structure through competitive compensation plans and continue to design effective human resources initiatives to retain key individuals at acquired businesses. Our compensation program, consistent with past practices, is highly performance-based.

Business Segment Overview

Our Segments

Software & Processing
	Financial Systems	Higher Education	Public Sector	Availability Services
Revenue for the Year Ended December 31, 2007	• $2.5 billion	• $543 million	• $410 million	• $1.4 billion

Product and Service Offerings

•   Specialized software and processing solutions that automate the business processes associated with trading securities, managing portfolios and accounting for investment assets, consulting services, and IT management services

•   Specialized software and enterprise resource planning solutions, professional services, consulting services and IT management services to address the administrative, academic and community needs of higher education institutions

•   Specialized software and enterprise resource planning and administrative solutions, public safety and justice solutions, K-12 student information solutions, consulting services and IT management services

• Portfolio of “always ready” standby services, as well as advanced recovery and “always on” production services that help companies maintain uninterrupted access to their mission-critical IT systems

Number of Customers	• 15,000	• 1,600	• 2,000	• 10,000

Primary Customers	• Financial services companies • Corporate and government treasury departments • Energy companies	• Higher education institutions	• School districts • State and local governments • Central and federal government • Public safety and justice agencies • Not-for-profit organizations	• Large, medium and small companies across virtually all industries

Financial Systems

FS provides mission-critical software and IT services to institutions in virtually every segment of the financial services industry. The primary purpose of these systems is to automate the many detailed processes associated with trading, managing investment portfolios and accounting for investment assets. These solutions address the processing requirements of a broad range of users within financial services, including asset managers, traders, custodians, compliance officers, treasurers, insurers, risk managers, hedge fund managers, plan administrators and clearing agents. In addition, we also provide professional services that focus on application implementation and integration of these solutions and on custom software development. Since our inception, we have consistently enhanced our FS solutions to add new features, process new types of financial instruments, meet new regulatory requirements, incorporate new technologies and meet evolving customer demands.

We deliver many of our FS solutions as an application service provider, primarily from our data centers located in North America and Europe that customers access through the Internet or virtual private networks. We also deliver some of our FS solutions by licensing the software to customers for use on their own computers.

Our FS businesses are grouped internally into two divisions. The main distinction between the two divisions is that one division serves customers whose business is primarily in North America while the other division serves customers whose business is primarily international. The grouping of FS businesses into two divisions also takes into account the balance of management workload.

Americas Division:    The Americas division includes our Benefit Administration, Brokerage & Clearance, Insurance, Trading, Wealth Management and Workflow & Business Processing businesses as well as our US-based Consulting Services. It offers software solutions and strategic IT consulting to a broad range of users, including insurers and reinsurers, traders, custodians, plan administrators and compliance officers. These solutions help to automate and manage the trading and processing requirements of banks, broker/dealers, insurance companies, pension companies, fiduciary trusts and other financial services firms primarily in North America.

International Division:    The International division includes our Alternative Investments, Capital Markets & Investment Banking, Banks & Corporations and Institutional Asset Management businesses, as well as our European-based Consulting Services. It also includes our FS international distribution organization which conducts business with customers in China, Japan and the rest of Asia-Pacific, Central and Eastern Europe, Africa and the Middle East. The International division offers software solutions and strategic IT consulting to a broad range of users including asset managers, fund administrators, traders, compliance officers, market makers, chief financial officers and treasurers. These solutions help connect every stage of the investment lifecycle, from portfolio analysis to regulatory compliance to investor accounting and reporting. They also help mitigate risk and deliver straight-through processing.

Our FS businesses in the Americas and International divisions are organized in the following customer-facing business areas:

Alternative Investments:    We offer solutions specifically designed for firms specializing in alternative investments. These solutions support multiple asset classes and their derivatives, including equities, currency exchange rates, interest rates, credit, commodities, and convertibles. Solutions include strategy-specific applications for convertible and capital structure arbitrage, global repurchase agreements, stock finance, and listed options trading. Our enterprise-wide, straight-through processing solutions meet the trading, risk management, and investor and portfolio accounting requirements of single- and multi-strategy institutions.

Banks & Corporations:    For banks, we provide an integrated solution suite for asset/liability management, budgeting and planning, regulatory compliance, and profitability. In addition, our products manage all aspects of universal banking including back-office transaction processing, front-office multi-channel delivery, card management and payments. For corporations and governments, our solutions provide chief financial officers and treasurers with the ability to monitor cash flow in real time and with increased operational controls on treasury, receivables, and payments functions. An end-to-end collaborative financial management framework gives CFOs and treasurers tools to help drive maximum value from working capital and reduce risk.

Benefit Administration:    We serve organizations that administer defined-contribution and defined-benefit retirement plans, as well as organizations in every sector of the insurance industry. Our retirement plan systems support many plan types and fulfill functions ranging from recordkeeping and processing of contributions and payments to tax reporting and trade management.

Brokerage & Clearance:    We are a leading provider of solutions for the global processing of securities and derivatives. These solutions support trade processing, clearing, and accounting, helping brokerage and clearing firms streamline operations and control risk and cost. Our solutions provide centralized transactional databases, support cross-asset business functions, and offer consolidated views of accounts and risk management. These solutions help firms gain front-to-back operational efficiencies and realize advantages of scale, supporting business growth.

Capital Markets & Investment Banking:    Our solutions support cross-asset trading and straight-through processing of derivative instruments, helping investment banks to manage global trading books in multiple asset classes. These solutions also support securities lending and borrowing, repurchase agreements, and related transactions. We also offer solutions for the enterprise-wide management of market, credit, interest rate and liquidity risk. In addition, we provide a framework for helping banks to manage operational risk and compliance requirements.

Institutional Asset Management:    We provide asset managers with comprehensive, integrated solutions to support their global investment operations. These solutions help connect every stage of the investment lifecycle, from portfolio analysis and electronic trading connectivity to regulatory compliance and investment accounting and reporting. We also provide systems for trading, pre- and post-trade compliance measurement, risk management, performance measurement and attribution, and data management.

Insurance:    We provide IT solutions for the insurance industry in each of the following major business lines: life/health/annuities/pensions, property and casualty, reinsurance, and asset management. Our software and services support functions from the front-office through the back-office—from customer service and policy administration to actuarial calculations, financial and investment accounting, and reporting.

Trading:    We provide traders of U.S. equities, commodities and listed options with Web-based, electronic trading platforms for trade order management, direct market access and risk and compliance management. Our cross-asset solutions automate the transaction lifecycle, providing network connectivity and straight-through processing from pre- to post-trade. Our data analysis tools help improve the speed and ease of optimizing portfolios, assessing risk exposure, and identifying market opportunities.

Our energy solutions help financial services institutions, industrial and energy companies to efficiently compete in global energy markets by streamlining and integrating the trading, risk management and operations of physical commodities and their associated financial instruments. These solutions provide front- to back-office support for capturing deals, delivering market data for valuation, clearing and reconciliation of transactions, invoicing and accounting for transactions, analysis and management of risk, and physical transmission or delivery of commodities. Our energy solutions also support the logistics and inventory of fuels used in producing power and industrial products.

Wealth Management:    Our wealth management solutions help investment advisors, trust bank managers, and wealth managers grow their businesses by helping support the needs of their mass affluent and high-net worth clients. We provide solutions for financial planning, asset allocation, surveillance and suitability, new account opening, portfolio management, unified managed account programs, trade execution, asset management, custody, and trust accounting. Our compliance and data management solutions help compliance officers mitigate risk and improve efficiencies through centralized data infrastructures, automated trade supervision, and code-of-ethics monitoring.

Workflow & Business Processing:    Our workflow and business processing solutions help large organizations to capture, manage, store, and deliver content in order to automate workflow, enhance processes, track productivity, promote collaboration, and deliver time-sensitive client communications. We also provide a comprehensive, single-source solution for enterprise content management.

Higher Education

In HE, we provide software, strategic and systems integration consulting, and technology management services to colleges and universities. Our HE solutions help institutions worldwide strengthen institutional performance by improving constituent services, increasing accountability, and enhancing the education experience. Our Unified Digital Campus Solutions unite people, processes and technology in an environment that addresses the needs of higher education institutions and the people they serve with specific components tailored to the unique needs of each institution. HE solutions include administration and enterprise resource planning, advancement, IT management and outsourcing, portal and communication tools, performance management, enrollment management, academic performance and strategic planning.

Public Sector

In PS, we provide software and processing solutions designed to meet the specialized needs of local, state, federal and central governments, public safety and justice agencies, public schools, utilities, non-profits, and other public sector institutions. Our systems and services help institutions improve the efficiency of their operations and utilize the Web and wireless technologies in serving their constituents. Our PS solutions support a range of specialized enterprise resource planning and administrative solutions for functions such as accounting, human resources, payroll, utility billing, land management, public safety and criminal justice, and grant and project management.

Availability Services

In AS, we help our customers improve the uptime and resilience of the information and computer systems they need to run their business by providing them with cost-effective resources to help keep their IT systems reliable and secure. Since we pioneered commercial disaster recovery in the 1970s, we believe that our dedicated focus on information availability solutions, together with our experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, have uniquely positioned us to meet customers’ varied needs in an environment where business functions are critically dependent on availability of IT. Over three decades, we have developed a comprehensive portfolio of information availability services that extend from “always ready” standby services, to blended advanced recovery services, to “always on” production and managed services. We also provide consulting services to help our customers design, implement and maintain their mission-critical systems. To serve our 10,000 AS customers, we utilize 4,000,000 square feet of operations space at over 60 locations in 10 countries and a global network of approximately 25,000 miles. Since our inception, we have had a 100% success rate supporting customer recoveries from unplanned interruptions, including during recent major disasters including the 2007 U.K. floods, the 2005 Gulf Coast hurricanes, 2004 Florida hurricanes, the 2003 Northeast U.S. blackout and the September 11, 2001 terrorist attacks.

SunGard’s principal information availability offering is a broad range of “always ready” standby services that were traditionally called disaster recovery or “hot site” services in which we provide 24/7 access to fully operational backup computer systems, allowing customers to recover their mainframe, distributed systems and server technology. These services help customers recover key information and systems in the event of an unplanned interruption, such as a major system failure, significant power or communication outage, security breach, labor stoppage, terrorist attack, fire, flood or natural disaster. By providing backup IT infrastructure, communications networks and alternate workspace for personnel, we help customers restore access to information and processing within a short period of time after an interruption, usually from several hours to two days. We deliver these services using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers, which results in economies of scale for us and cost-effectiveness for our customers, and through our mobile recovery units. These resources and infrastructure, when not needed by customers to recover from actual interruptions, are used around the clock by customers to test their plans for dealing with potential interruptions.

As our customers’ business needs change and result in higher availability requirements, we provide them with advanced recovery services by combining basic “hot site” services and dedicated data storage resources, supported by a common robust infrastructure. These blended solutions, labeled “advanced recovery,” “high availability,” “vaulting” or “replication” solutions, provide the same advantages as standby services but also allow customers to continuously mirror their data to one of our sites using data storage and other resources dedicated to each customer. If there is an unplanned interruption at the customer’s site, the backup data is immediately available for restoring operations using our “hot site” service, helping customers to minimize data loss and reduce recovery times. In addition, our alternate work space allows our customers’ employees to resume productivity quickly after an interruption and includes PC’s, office resources, and voice and data connectivity.

Our “always on” production or managed services help our customers keep their most critical applications running when disruptions would have immediate and severe financial or reputational repercussions. These services can be engineered with redundant or failover capabilities to virtually eliminate the possibility of any disruption and to limit any downtime to at most a few seconds or minutes. Examples of these production services include secure hosting of a customer’s database or server infrastructure, managing a customer’s full application infrastructure with dedicated hosting in a shared data center and managing a customer’s applications, which typically involves technical administration, monitoring and management of enterprise resource planning (ERP) systems and security services.

Although “always ready” services remain our principal revenue generating services, advanced recovery and managed services increasingly account for a greater percentage of our new sales. Because advanced recovery services often result in greater use of both shared and dedicated resources, they typically generate appreciably higher revenue and income with a modest increase in capital expenditures and a modest decrease in operating margin rate than standby services.

Managed services typically require more dedicated processors, servers, storage devices, networks and other resources, which are either obtained by the customer or provided by us for the customer’s exclusive use. These services generally produce a higher revenue opportunity but at a lower operating margin rate. With “always on” managed services, we create cost-effective economies of scale by leveraging our comprehensive resources and infrastructure, standardized and optimized processes and know-how as well as our resource management skills and purchasing power.

Acquisitions

To complement our organic growth, we have a highly disciplined due diligence program to evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2007, we spent approximately $265 million in cash to acquire 11 businesses.

The following table lists the businesses we acquired in 2007:

Acquired Company/Business	Date Acquired	Description
XRT SA’s High-End Treasury Business	01/25/07	Treasury and cash management applications.

Maxim Insurance Software Corporation	02/06/07	Premium billing systems to the property and casualty industry.

Aceva Technologies, Inc.	02/14/07	Credit and collections software solutions.

Finetix, LLC	04/20/07	Technology consulting services for the financial services sector.

Energy Softworx, Inc.	04/20/07	Fuels management software solutions for the power generation industry.

Aspiren Group Limited	06/01/07	Performance and information management solutions for the public sector in the United Kingdom.

GTI Consultants SAS	06/06/07	Consulting and IT professional services to financial institutions in France.

VeriCenter, Inc.	08/20/07	Managed services, application hosting and IT infrastructure outsourcing.

The ASTEC Group	10/04/07	Information products and analytics on securities finance.

DSPA Software Inc.	11/15/07	Sales compensation and distribution management software for the insurance industry.

Financial Technology Integrators, LLC	12/21/07	Portfolio management systems for the bank, trust and investment management community.

Product Development

We continually support, upgrade and enhance our systems and develop new products to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology. Our Common Services Architecture (CSA) initiative allows our product development teams around the world to share, contribute to, and leverage, each other’s work. CSA is a technology framework—a vendor-agnostic service oriented architecture (SOA), based on mainstream open standards, that enables discrete components from SunGard’s product portfolio to be assembled to form composite applications. CSA allows our product development teams to share intellectual property, best practices and expertise for the benefit of our customers.

Our expenditures for software development during the years ended December 31, 2005, 2006 and 2007, including amounts that were capitalized, totaled approximately $265 million, $276 million and $297 million, respectively. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our FS solutions are marketed throughout North America and Western Europe and many are marketed world wide, including Asia-Pacific, Central and Eastern Europe, the Middle East and Africa, with the principal focus being on selling additional products and services to existing customers. Our AS, HE and PS solutions are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our revenue from sales outside the United States during the years ended December 31, 2005, 2006 and 2007 totaled approximately $1.10 billion, $1.23 billion and $1.42 billion, respectively.

Competition

Since most of our computer services and software solutions are specialized and technical in nature, most of the market niches in which we compete have a relatively small number of significant competitors. Some of our existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than we have (see ITEM 1A—RISK FACTORS).

Financial Systems.    In our FS business, we compete with numerous other data processing and software vendors that may be broadly categorized into two groups. The first group is comprised of specialized financial systems companies that are much smaller than us. The second group is comprised of large computer services companies whose principal businesses are not in the financial systems area, some of which are also active acquirors. We also face competition from the internal processing and IT departments of our customers and prospects. The key competitive factors in marketing financial systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise, total cost of ownership and return on investment. We believe that we compete effectively with respect to each of these factors and that our reputation and experience in this business are important competitive advantages.

Higher Education and Public Sector.    In our HE and PS businesses, we compete with a variety of other vendors depending upon customer characteristics such as size, type, location, computing environment and functional requirements. For example, there may be different competitors for different sizes or types of educational institutions or government agencies, or in different states or geographic regions. Competitors in this business range from larger providers of generic enterprise resource planning systems to smaller providers of specialized applications and technologies. We also compete with outsourcers and systems integrators, as well as the internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing higher education and public sector systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively as to each of these factors and that our leadership and reputation in these businesses are important competitive advantages.

Availability Services.    In our AS business, our greatest source of competition for recovery and advanced recovery services is in-house dedicated solutions, which are solutions that our customers or prospective customers develop and maintain internally instead of purchasing those solutions from a vendor such as us. Historically, our single largest commercial competitor in the AS business for recovery and advanced recovery services has been IBM Corporation, which we believe is the only company other than ours that currently provides the full continuum of availability services. We also face competition from specialized vendors, including hardware manufacturers, data-replication and virtualization software companies, outsourcers, managed hosting companies, IT services companies and telecommunications companies. Competition among managed IT or data center service providers is fragmented with various competitor types, such as major telecommunication providers, carrier neutral managed services providers (MSPs), real estate investment trusts (REITs), IT outsourcers and regional colocation providers. We believe that we compete effectively with respect to the key competitive dimensions in information availability, namely economies of scale, quality of infrastructure, scope and quality of services, including breadth of hardware platforms and network capacity, level and quality of customer support, level of technical expertise, vendor neutrality and price. We also believe that our experience and reputation as an innovator in information availability solutions, our proven track record, our financial stability and our ability to provide the entire portfolio of availability services as a single vendor solution are important competitive advantages.

Employees

On December 31, 2007, we had approximately 17,900 employees. We believe that our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we believe that we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS). We believe that our employee relations are excellent.

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

Sustainable Development

We have a strong commitment to sustainability. The customers, communities and environment we do business with and in are increasingly influenced by sustainability issues. Our employees identify strongly with global social, ethical and environmental issues such as climate change. Most of our businesses already have established practices for recycling, conservation and disposal of hazardous materials. We believe in accountability, doing business ethically and doing the right thing. During 2007, SunGard announced a commitment to introduce corporate guidelines on sustainable development and took the first steps toward making sustainability an integral part of how we work, including forming an employee Sustainability Work Group, becoming members of the World Business Council for Sustainable Development and the Green Grid, and signing the Bali Communique on Climate Change. We remain dedicated to establishing a corporate culture of sustainable development to help ensure that SunGard can continue to take pride in what we do and the way we do it.

ITEM 1A.	RISK FACTORS

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	our high degree of leverage;

•	general economic and market conditions;

•	the condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the trend in information availability toward solutions utilizing more dedicated resources;

•	the market and credit risks associated with clearing broker operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business;

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents; and

•	a material weakness in our internal controls.

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

As a result of being acquired on August 11, 2005 by a consortium of private equity investment funds, we are highly leveraged and our debt service requirements are significant. At December 31, 2007, our total indebtedness was $7.49 billion, and we had $941 million available for borrowing under our revolving credit facility, after giving effect to certain outstanding letters of credit. In addition, at December 31, 2007, we had outstanding $441 million of our $450 million off-balance sheet receivables facility.

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

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities and our receivables facility, are at variable rates of interest;

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

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their IT spending. In addition, customers may curtail or discontinue trading operations, delay or cancel IT projects, or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess IT resources may choose to take their availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results. Because our financial performance tends to lag behind fluctuations in the economy, our recovery from any particular downturn in the economy may not occur until after economic conditions have generally improved.

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

Our operating results may fluctuate from period to period and be difficult to predict in a particular period due to the timing and magnitude of software sales. We offer a number of our software solutions on a license basis, which means that the customer has the right to run the software on its own computers. The customer usually makes a significant up-front payment to license software, which we generally recognize as revenue when the license contract is signed and the software is delivered. The size of the up-front payment often depends on a number of factors that are different for each customer, such as the number of customer locations, users or accounts. As a result, the sales cycle for a software license may be lengthy and take unexpected turns. Thus, it is difficult to predict when software sales will occur or how much revenue they will generate. Since there are few incremental costs associated with software sales, our operating results may fluctuate from quarter to quarter and year to year due to the timing and magnitude of software sales.

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

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we cannot assure you that we will be able to respond adequately. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks, including:

•	we may find it difficult or costly to update our products and services and to develop new products fast enough to meet our customers’ needs;

•	we may find it difficult or costly to make some features of our products and services work effectively and securely over the Internet;

•	we may find it difficult or costly to integrate more of our FS solutions;

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

Customers taking their availability solutions in-house may continue to create pressure on our organic revenue growth rate.

Our AS solutions allow customers to leverage our significant infrastructure and take advantage of our experience, technology expertise, resource management capabilities and vendor neutrality. Technological advances in recent years have significantly reduced the cost yet not the complexity of developing in-house solutions. Some customers, especially among the very largest having significant IT resources, prefer to develop and maintain their own in-house availability solutions, which can result in a loss of revenue from those customers. If this trend continues or worsens, there will be continued pressure on our organic revenue growth rate.

The trend toward information availability solutions utilizing more single customer dedicated resources likely will lower our overall operating margin rate over time.

In the information availability services industry, especially among our more sophisticated customers, there is an increasing preference for solutions that utilize some level of dedicated resources, such as blended advanced recovery services and “always on” production services. The primary reason for this trend is that adding dedicated resources, although more costly, provides greater control, reduces data loss and facilitates quicker responses to business interruptions. Advanced recovery services often result in greater use of both shared and dedicated resources and, therefore, typically generate appreciably higher revenue with only a modest increase in capital expenditures and a modest decrease in operating margin rate. Production or managed services require significant dedicated resources and, therefore, generally produce even higher revenue at an appropriately lower operating margin rate.

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

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our HE and PS businesses.

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

During 2007, approximately 29% of our revenue was generated outside the United States. Approximately 81% of this revenue was from customers located in the United Kingdom and Continental Europe. Over the past few years we have expanded our support operations in India and acquired businesses in China and Singapore, in an effort to increase our presence throughout Asia Pacific. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

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

Investment funds associated with or designated by the Sponsors indirectly own, through their ownership in our top-tier parent companies, a substantial portion of our capital stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether noteholders believe that any such transaction is in their own best interests. For example, the Sponsors could cause us to make acquisitions or pay dividends that increase the amount of indebtedness that is secured or that is senior to our senior subordinated notes or to sell assets.

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

Most of our products are very complex software systems that are regularly updated. No matter how careful the design and development, complex software often contains errors and defects when first introduced and when major new updates or enhancements are released. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, if at all. In our development of updates and enhancements to our products, we may make a major design error that makes the product operate incorrectly or less efficiently.

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

A material weakness in our internal controls could have a material adverse affect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased availability services facilities in Philadelphia, Pennsylvania (578,200 square feet), Carlstadt, New Jersey (522,300 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey, Birmingham, Alabama, Burlington, Massachusetts and Ridgefield, New Jersey. We believe that our leased and owned facilities are adequate for our present operations.

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

See ITEM 7, “Liquidity and Capital Resources—The Transaction” for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Predecessor			Successor	Combined(1)	Successor
(in millions)	2003	2004	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2005	2006	2007
Income Statement Data(2)(3)
Revenue	$2,955	$3,556	$2,371	$1,631	$4,002	$4,323	$4,901
Income from operations	623	704	296	197	493	532	631
Net income	370	454	146	(29)	117	(118)	(60)

	Predecessor		Successor
	2003	2004	2005	2006	2007
Balance Sheet Data(2)
Total assets	$4,000	$5,195	$14,587	$14,671	$14,840
Total short-term and long-term debt	200	554	7,429	7,439	7,485
Stockholders’ equity	2,766	3,252	3,572	3,574	3,556

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Includes the effect of business acquisitions and dispositions from the date of each event. There were nine acquisitions 2003, ten acquisitions in 2004, eleven acquisitions in 2005, ten acquisitions in 2006 and eleven acquisitions in 2007. Three businesses were sold in each of 2004 and 2006. See Note 2 of Notes to Consolidated Financial Statements.

(3)	2004 includes a gain of $78 million from the sale of Brut LLC, offset by $6 million of costs associated with the abandoned spin-off of SunGard Availability Services.

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

Overview

We are one of the world’s leading software and IT services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education, and the public sector; and we help enterprises of all types to maintain the continuity of their business through information availability services. We support more than 25,000 customers in over 50 countries, including the world’s 50 largest financial services companies. We operate our business in four segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). Our FS segment primarily serves financial services companies, corporate and government treasury departments and energy companies. Our HE segment primarily serves higher education institutions. Our PS segment primarily serves state and local governments and not-for-profit organizations. Our AS segment serves IT-dependent companies across virtually all industries.

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and Texas Pacific Group (the “Transaction”).

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is a subsidiary of SunGard Capital Corp. The term “Parent Companies” collectively refers to SunGard Capital Corp. and SunGard Capital Corp. II, as used herein. All of these companies were formed for the purpose of facilitating the Transaction.

In FS, we primarily serve financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

In HE, we primarily provide software, strategic and systems integration consulting, and technology management services to colleges and universities. HE solutions include administration, advancement, IT management, performance analytics, enrollment management, academic performance and strategic planning.

In PS, we primarily provide software and processing solutions designed to meet the specialized needs of local, state, federal and central governments, public safety and justice agencies, public schools, utilities, non-profits, and other public sector institutions. Our PS solutions support a range of specialized enterprise resource planning and administrative solutions.

In AS, we help our customers maintain access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their IT systems reliable and secure. We offer a complete range of availability services from “always ready” standby solutions to “always on” production services. We also provide professional services to help our customers design, implement and maintain the ways they access critical information.

The following discussion includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements and related footnotes and the discussion above of certain risks and uncertainties (see ITEM 1A—RISK FACTORS) that could cause future operating results to differ materially from historical results or the expected results indicated by forward-looking statements.

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

Revenue Recognition

We generate services revenue from availability services, processing services, software maintenance and rentals, professional services and broker/dealer fees. All services revenue is recorded as the services are provided based on the fair value of each element. Fair value is determined based on the sales price of each element when sold separately. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided, and the related costs are incurred ratably over the contract period. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover our incremental costs of supporting customers during recoveries. FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon the estimated percentage of completion, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When contracts include both professional services and software and there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue is combined and recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.

License fees result from contracts that permit the customer to use our software products at its site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is known, collection is probable, and there is sufficient evidence of the fair value of each undelivered element. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the contract period in those instances where the software is bundled together with computer equipment or other post-delivery services, and there is not sufficient evidence of the fair value of each element.

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

Accounting for Stock-Based Compensation

As of the date of the Transaction (August 11, 2005), the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”). Using the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. Our ability to use the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that cannot be used, which could have a material effect on our financial results.

Results of Operations

We evaluate performance of our segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 9 of Notes to Consolidated Financial Statements). Although SunGard continued as the same legal entity after the Transaction, the accompanying consolidated financial statements contained elsewhere in this document relate to periods that precede and succeed the Transaction and are labeled Predecessor and Successor, respectively. We use “the Company” to refer to the operations of SunGard and subsidiaries for both periods and have prepared our discussion of the results of operations by comparing the mathematical combination of the periods, without pro forma adjustments, of the Successor and Predecessor periods in the year ended December 31, 2005 to the year ended December 31, 2006. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe it provides a meaningful method of comparison.

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

	Predecessor		Successor	Combined		Successor
	January 1 through August 10, 2005		August 11 through December 31, 2005	Year ended December 31, 2005		2006		2007
(in millions)					% of revenue		% of revenue		% of revenue
Revenue
Financial systems (FS)	$1,120		$786	$1,906	48%	$2,072	48%	$2,500	51%
Higher education (HE)	288		186	474	12%	498	12%	543	11%
Public sector systems (PS)	183		131	314	8%	395	9%	410	8%

Software & processing solutions	1,591		1,103	2,694	67%	2,965	69%	3,453	70%
Availability services (AS)	780		528	1,308	33%	1,358	31%	1,448	30%

	$2,371		$1,631	$4,002	100%	$4,323	100%	$4,901	100%

Costs and Expenses
Cost of sales and direct operating	$1,119		$741	$1,860	46%	$1,980	46%	$2,268	46%
Sales, marketing and administration	456		343	799	20%	915	21%	1,042	21%
Product development	154		96	250	6%	255	6%	271	6%
Depreciation and amortization	141		89	230	6%	238	6%	251	5%
Amortization of acquisition- related intangible assets	84		147	231	6%	399	9%	438	9%
Merger costs	121		18	139	3%	4	—%	—	—%

	$2,075		$1,434	$3,509	88%	$3,791	88%	$4,270	87%

Income from operations
Financial systems(1)	$214		$182	$396	21%	$414	20%	$525	21%
Higher education(1)	70		43	113	24%	118	24%	143	26%
Public sector systems(1)	36		28	64	20%	79	20%	84	20%

Software & processing solutions(1)	320		253	573	21%	611	21%	752	22%
Availability services(1)	212		174	386	30%	412	30%	428	30%
Corporate administration	(31)		(36)	(67)	(2)%	(46)	(1)%	(55)	(1)%

Adjusted Income from Operations(2)	501		391	892	22%	977	23%	1,125	23%
Amortization of acquisition- related intangible assets	(84)		(147)	(231)	(6)%	(399)	(9)%	(438)	(9)%
Stock compensation expense	—	(4)	(29)	(29)	(1)%	(38)	(1)%	(32)	(1)%
Merger costs and other items(3)	(121	)(4)	(18)	(139)	(3)%	(8)	—%	(24)	—%

Income from operations	$296		$197	$493	12%	$532	12%	$631	13%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software & Processing Solutions, and AS, respectively.

(2)	We evaluate the performance of our segments based on adjusted income from operations, which is income from operations before amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 9 of Notes to the Consolidated Financial Statements).

(3)	Merger costs and other items include merger costs, management fees paid to the Sponsors, certain purchase accounting adjustments, and, in 2007, an unfavorable arbitration award related to a customer dispute, partially offset by capitalized software development costs.

(4)	Stock compensation for the period from January 1, 2005 through August 10, 2005 was caused by the Transaction and is included in merger costs in total costs and expenses.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

	Predecessor	Successor	Combined		Successor
	January 1 through August 10, 2005	August 11 through December 31, 2005	Year ended December 31, 2005		2006		2007
(in millions)				% of revenue		% of revenue		% of revenue
Financial Systems
Services	$968	$648	$1,616	40%	$1,792	41%	$2,155	44%
License and resale fees	99	104	203	5%	196	5%	232	5%

Total products and services	1,067	752	1,819	45%	1,988	46%	2,387	49%
Reimbursed expenses	53	34	87	2%	84	2%	113	2%

	$1,120	$786	$1,906	48%	$2,072	48%	$2,500	51%

Higher Education
Services	$233	$141	$374	9%	$409	9%	$435	9%
License and resale fees	49	42	91	2%	80	2%	98	2%

Total products and services	282	183	465	12%	489	11%	533	11%
Reimbursed expenses	6	3	9	—%	9	—%	10	—%

	$288	$186	$474	12%	$498	12%	$543	11%

Public Sector Systems
Services	$160	$116	$276	7%	$329	8%	$348	7%
License and resale fees	21	13	34	1%	62	1%	57	1%

Total products and services	181	129	310	8%	391	9%	405	8%
Reimbursed expenses	2	2	4	—%	4	—%	5	—%

	$183	$131	$314	8%	$395	9%	$410	8%

Software & Processing Solutions
Services	$1,361	$905	$2,266	57%	$2,530	59%	$2,938	60%
License and resale fees	169	159	328	8%	338	8%	387	8%

Total products and services	1,530	1,064	2,594	65%	2,868	66%	3,325	68%
Reimbursed expenses	61	39	100	2%	97	2%	128	3%

	$1,591	$1,103	$2,694	67%	$2,965	69%	$3,453	70%

Availability Services
Services	$765	$513	$1,278	32%	$1,340	31%	$1,425	29%
License and resale fees	10	7	17	—%	4	—%	8	—%

Total products and services	775	520	1,295	32%	1,344	31%	1,433	29%
Reimbursed expenses	5	8	13	—%	14	—%	15	—%

	$780	$528	$1,308	33%	$1,358	31%	$1,448	30%

Total Revenue
Services	$2,126	$1,418	$3,544	89%	$3,870	90%	$4,363	89%
License and resale fees	179	166	345	9%	342	8%	395	8%

Total products and services	2,305	1,584	3,889	97%	4,212	97%	4,758	97%
Reimbursed expenses	66	47	113	3%	111	3%	143	3%

	$2,371	$1,631	$4,002	100%	$4,323	100%	$4,901	100%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Income from Operations:

Our total operating margin increased from 12% in 2006 to 13% in 2007 because of improved performance within FS and HE.

Financial Systems:

The FS operating margin was 21% for the year ended December 31, 2007, compared to 20% for the prior year period. The $32 million increase in software license fees, improvement in the operating contribution from the growth in professional services revenue and operating leverage from other services revenue were partially offset by the impact of recently acquired businesses.

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

Higher Education:

The HE operating margin was 26% for the year ended December 31, 2007 compared to 24% for the year ended December 31, 2006. Income from operations increased $25 million in 2007 primarily due to a $15 million increase in resale fees, improved operating profit contribution from services revenue, and a $4 million increase in software license fees.

The most important factors affecting the HE operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales, and

•	continued pressure on pricing both in contract renewals and new contract signings.

Public Sector:

The PS operating margin was 20% for the year ended December 31, 2007, unchanged from the prior year period. Income from operations increased $5 million in 2007 primarily due to a $3 million increase in software license fees.

The most important factors affecting the PS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales, and

•	continued pressure on pricing both in contract renewals and new contract signings.

Availability Services:

The AS operating margin was 30% for the year ended December 31, 2007, unchanged from the prior year period. Income from operations increased $16 million in 2007 primarily due to improved operating profit contribution.

The most important factors affecting the AS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the timing and magnitude of equipment and facilities expenditures, and

•	the trend toward availability solutions utilizing more dedicated resources.

The margin rate of the AS European business is inherently lower than the margin rate of the North American business due primarily to lower economies of scale in the distinct geographic markets served and, to a lesser extent, a higher percentage of “always on” solutions. However, the differential in the margins has narrowed over the past several years because of operational improvements in Europe and the growing proportion of “always on” solutions in North America.

Revenue:

Total revenue was $4.90 billion for the year ended December 31, 2007 compared to $4.32 billion for the year ended December 31, 2006. The increase in total revenue in 2007 is due primarily to organic revenue growth of approximately 11%, with trading volumes of one of our trading systems businesses adding three percentage points to the growth rate and changes in currency exchange rates adding approximately two percentage points overall. Excluding these items, organic growth would have been 6%. Organic revenue is defined as revenue from businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions and dispositions.

Services revenue, which is largely recurring in nature, includes revenue from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Services revenue increased to $4.36 billion from $3.87 billion, representing approximately 89% of total revenue in 2007 compared to 90% in 2006. The revenue increase of $493 million in 2007 was due to organic revenue growth of $391 million across all segments and the impact of acquired revenue in FS.

Professional services revenue was $886 million and $767 million in 2007 and 2006, respectively. The $119 million increase was due primarily to FS organic and acquired revenue.

Revenue from license and resale fees was $395 million and $342 million for the years ended December 31, 2007 and 2006, respectively, and includes software license revenue of $293 million and $255 million, respectively.

Financial Systems:

FS revenue was $2.50 billion for the year ended December 31, 2007 compared to $2.07 billion for the year ended December 31, 2006. Organic revenue growth was approximately 17% in 2007, with trading volumes of one of our trading systems businesses adding $121 million or five percentage points to the growth rate, which exceeded our expectations for the year and the future. Excluding this business, organic revenue growth was approximately 12% in 2007.

Professional services had the most significant contribution to overall FS growth, having increased $133 million or 29%. Revenue from license and resale fees included software license revenue of $214 million and $182 million, respectively, in 2007 and 2006.

Higher Education:

HE revenue was $543 million for the year ended December 31, 2007 compared to $498 million for the year ended December 31, 2006. Services revenue increased $26 million. In 2007, resale fees were $51 million, an increase of $15 million, and software license fees were $47 million, an increase of $4 million. HE organic revenue growth was approximately 9% in 2007.

Public Sector:

PS revenue was $410 million for the year ended December 31, 2007 compared to $395 million for the year ended December 31, 2006, an increase of 4%, with changes in currency exchange rates adding approximately five percentage points. Organic revenue declined approximately 2%. Software license fees were $28 million in 2007, an increase of $3 million.

Availability Services:

AS revenue was $1.45 billion for the year ended December 31, 2007 compared to $1.36 billion for the year ended December 31, 2006, a 7% increase. AS organic revenue increased approximately 4% in 2007. In North America revenue grew 4% overall and 1% organically as strong growth in managed services was offset by a net decrease in “always ready” and advanced recovery services. Revenue in Europe grew 17%, 8% excluding the impact of currency exchange rates.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue remained unchanged at 46% for each of the years ended December 31, 2007 and 2006. The increase of $288 million was due primarily to an increase in FS employee-related and consultant expenses supporting increased services revenue and increased costs related to the higher volumes in one of our trading systems businesses.

Sales, marketing and administration expenses remained unchanged as a percentage of total revenue at 21% for each of the years ended December 31, 2007 and 2006. The increase of $127 million was due primarily to FS businesses acquired in the last twelve months and an unfavorable arbitration award related to a customer dispute, partially offset by reduced stock compensation expense and an insurance settlement.

Because AS product development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. For the years ended December 31, 2007 and 2006, software development expenses were 8% and 9% of revenue from software and processing solutions, respectively.

Depreciation and amortization as a percentage of total revenue was 5% and 6% for the years ended December 31, 2007 and 2006, respectively. The $13 million increase in 2007 was due primarily to capital expenditures supporting AS.

Amortization of acquisition-related intangible assets was 9% of total revenue for each of the years ended December 31, 2007 and 2006. Amortization of acquisition-related intangible assets increased $39 million in 2007 due primarily to the impact of recent acquisitions and an impairment charge of $10 million.

Interest expense was $645 million for the year ended December 31, 2007 compared to $656 million for the year ended December 31, 2006. The decrease is primarily due to a lower effective interest cost due to the refinancing of our term loan facility in February 2007, partially offset by the additional borrowing on our Term loan prior to the early retirement of the senior floating rate notes and an increase in average borrowings under the revolving credit facility.

Other expense increased $39 million in the year ended December 31, 2007 due primarily to $28 million of expense associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

We believe that our overall effective income tax rate is typically between 38% and 40%. The effective income tax rates for 2007 and 2006 were 5% and 15%, respectively. The lower rates in 2007 and 2006 reflect the combination of our overall net loss in each year, limitations on our ability to utilize foreign tax credits resulting from the large amount of interest expense and, in 2007, changes in enacted tax rates in certain state and foreign jurisdictions. The result is a lower income tax benefit in each of 2007 and 2006 than would otherwise be expected.

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

Financial Systems:

The FS operating margin was 20% for the year ended December 31, 2006 compared to 21% for the year ended December 31, 2005. Income from operations increased $18 million in 2006 primarily due to growth in the business as the effect of the 2005 deferred revenue adjustment of $7 million was offset by a $6 million decrease in software license fees.

Higher Education:

The HE operating margin was 24% for each of the years ended December 31, 2006 and 2005. Despite a $9 million decrease in software license fees, income from operations increased $5 million in 2006 primarily due to a $35 million increase in services revenue and the effect of the 2005 deferred revenue adjustment of $3 million.

Public Sector:

The PS operating margin was 20% for each of the years ended December 31, 2006 and 2005. Income from operations increased $15 million in 2006 primarily due to the full-year impact of a 2005 acquisition, improved performance, the 2005 deferred revenue adjustment of $3 million and a $2 million increase in software license fees.

Availability Services:

The AS operating margin was 30% for each of the years ended December 31, 2006 and 2005. Income from operations increased $26 million in 2006 primarily due to a one-time charge of $11 million in 2005 related to the relocation of an AS facility and the 2005 deferred revenue adjustment of $8 million.

Revenue:

Total revenue was $4.32 billion for the year ended December 31, 2006 compared to $4.00 billion for the year ended December 31, 2005. The increase in total revenue in 2006 was due primarily to organic revenue growth. Organic revenue growth was approximately 6% in 2006 compared to approximately 6.5% in 2005.

Services revenue increased to $3.87 billion from $3.54 billion, representing approximately 90% of total revenue in 2006 compared to 89% in 2005. The revenue increase of $326 million in 2006 was due to organic revenue growth of $247 million across all segments, the impact of acquired revenue in FS and PS, and the 2005 deferred revenue adjustment.

Professional services revenue was $767 million and $644 million in 2006 and 2005, respectively. The $123 million increase was due primarily to FS organic and acquired revenue.

Revenue from license and resale fees was $342 million and $345 million for the years ended December 31, 2006 and 2005, respectively, and includes software license revenue of $255 million and $266 million, respectively. The decrease in license fees primarily resulted from a $19 million software license backlog at the end of 2004 which was recognized in 2005.

Financial Systems:

FS revenue was $2.07 billion for the year ended December 31, 2006 compared to $1.91 billion for the year ended December 31, 2005. Services revenue increased $176 million and license and resale fees decreased $7 million. The increase in services revenue is due primarily to organic revenue growth. The decrease in software license fees was across the segment and primarily reflects the impact of $9 million of software license backlog at December 31, 2004 which was recognized as revenue in 2005. Total FS organic revenue increased approximately 7% in 2006, compared to approximately 6% in 2005.

Higher Education:

HE revenue was $498 million for the year ended December 31, 2006 compared to $474 million for the year ended December 31, 2005. Services revenue increased $35 million and license and resale fees decreased $11 million. Software license fees were $43 million in 2006, a decrease of $9 million, which primarily reflects the impact of the software license backlog at December 31, 2004 which was recognized as revenue in 2005. HE organic revenue growth was approximately 4% in 2006.

Public Sector:

PS revenue was $395 million for the year ended December 31, 2006 compared to $314 million for the year ended December 31, 2005. Services revenue increased $53 million and license and resale fees increased $28 million. Software license fees were $26 million in 2006, an increase of $3 million. Resale fees increased $24 million compared to the prior year due primarily to a business acquired in the first quarter of 2005. PS organic revenue growth was approximately 10% in 2006.

Availability Services:

AS revenue was $1.36 billion for the year ended December 31, 2006 compared to $1.31 billion for the year ended December 31, 2005, a 4% increase. AS organic revenue increased approximately 4% in 2006, compared to a 5% increase in 2005.

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

Cost of sales and direct operating expenses as a percentage of total revenue were 46% for each of the years ended December 31, 2006 and 2005. The increase of $120 million was due primarily to increased costs across all segments, and the increase from acquired PS and FS businesses, offset by a one-time charge in 2005 of $11 million related to the relocation of an AS facility.

Sales, marketing and administration expenses as a percentage of total revenue were 21% for the year ended December 31, 2006 compared to 20% for the year ended December 31, 2005. The increase of $116 million was due primarily to increased costs in FS, to acquired FS businesses and to the increase in non-cash stock compensation of $9 million.

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

Liquidity and Capital Resources:

At December 31, 2007, cash and cash equivalents were $427 million, an increase of $111 million from December 31, 2006. Cash flow from operations was $701 million in the year ended December 31, 2007 compared to cash flow from operations of $491 million in the year ended December 31, 2006. The increase in cash flow from operations is due primarily to more cash provided by working capital and the increase in income from operations.

Net cash used in investing activities was $564 million in the year ended December 31, 2007. Capital expenditures were $312 million in 2006 and $307 million in 2007. We spent $163 million for ten acquisitions during 2006 and $265 million for eleven acquisitions during 2007, including $161 million for the acquisition of Vericenter in the AS business, where acquisitions tend to be larger and less frequent. In February 2008, we completed 2 acquisitions in our FS segment for aggregate cash paid of approximately $84 million.

Net cash used in financing activities was $32 million in 2007 and $48 million in 2006.

In February 2007, we amended our Credit Agreement to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity by one year and change certain other terms. In March 2007, we used the additional borrowings to redeem the $400 million in aggregate principal amount of senior floating rate notes due 2013.

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay the counterparty a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on LIBOR (4.90% at December 31, 2007) from the counterparties. The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of our interest rate swaps follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received
November 2005	February 2009	$800	4.85%	LIBOR
February 2006	February 2011	800	5.00%	LIBOR
January 2008	February 2011	750	3.17%	LIBOR
February 2008	February 2010	750	2.71%	LIBOR

Total/Weighted average interest rate		$3,100	3.96%

At December 31, 2007, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $106 million, of which $41 million could be due in the next 12 months. Of this amount, we currently expect to pay approximately $1 million. We also have outstanding letters of credit and bid bonds that total approximately $43 million.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2007, our total indebtedness was $7.49 billion and we had $941 million available for borrowing under the revolving credit facility, after giving effect to certain outstanding letters of credit. In addition, at December 31, 2007, we had outstanding $441 million under our $450 million off-balance sheet accounts receivable securitization program.

At December 31, 2007, our contractual obligations follow (in millions):

	Total	2008	2009 – 2010	2011 – 2012	2013 and After
Short-term and long-term debt	$7,515	$55	$364	$122	$6,974
Interest payments(1)	3,459	583	1,142	1,118	616
Operating leases	818	184	256	163	215
Purchase obligations(2)	207	136	65	5	1

	$11,999	$958	$1,827	$1,408	$7,806

(1)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the unhedged portion of the US$ term loan facility (6.90% at December 31, 2007), and the euro denominated portion of the term loan facility ($191 million at 6.73% at December 31, 2007) and the pound sterling denominated portion of the term loan facility ($163 million at 8.30% at December 31, 2007). See Note 5 to Notes to Consolidated Financial Statements. The swap agreements put in place in January and February 2008 will reduce the amount of interest payments in the table above by $27 million in 2008, $44 million in 2009-2010 and $1 million in 2011.

(2)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

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

The Transaction

As a result of the Transaction (August 11, 2005), we are highly leveraged and our debt service requirements are significant. Below is a summary of our debt instruments.

Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate that is the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility and the term loan facility may be reduced subject to attaining certain leverage ratios. As of December 31, 2007, we have achieved the leverage ratio necessary to reduce the applicable margin by 0.25% per annum, which will be effective for borrowings under these facilities in March 2008. In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is 0.50% per annum and may be reduced subject to attaining certain leverage ratios.

All obligations under the senior secured credit facilities are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% wholly owned subsidiaries.

We are required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount through March 2013, with the remaining amount payable in May 2013, provided, however, that such date will automatically become February 2014 if all the Senior Notes due 2013 are extended, renewed or refinanced on or prior to May 15, 2013.

The senior secured credit facilities also require us to pay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under our accounts receivable securitization program. Any required payments would be applied pro rata to the term loan lenders and to installments of the term loan facilities in direct order of maturity.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, in August 2011. As of December 31, 2007, we have $941 million available under the revolving credit facility, after giving effect to certain letters of credit.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most or all of our subsidiaries’) ability to incur additional indebtedness or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change our lines of business, sell assets and engage in mergers or consolidations. In addition, under the senior secured credit facilities, we are required to satisfy certain total leverage and interest coverage ratios. We were in compliance with all covenants at December 31, 2007.

Senior Notes due 2009 and 2014

On January 15, 2004, we issued $500 million of senior unsecured notes, of which $250 million are 3.75% notes due in January 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. As a result of the Transaction, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $470 million as of December 31, 2007, reflecting the remaining unamortized discount caused by the Transaction. The $30 million discount will be amortized and included in interest expense.

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

Off-Balance Sheet Debt—Accounts Receivable Securitization Program

Under the accounts receivable facility, eligible receivables are sold to third-party conduits through a wholly owned, bankruptcy remote special purpose entity that is not consolidated for financial reporting purposes. We service the receivables and charge a monthly servicing fee at market rates. The third-party conduits are sponsored by certain lenders under our senior secured credit facilities. Additional subsidiaries may become parties to the facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence.

Sales of receivables under the facility qualify as sales under applicable accounting pronouncements. Accordingly, receivables totaling $682 million, net of applicable allowances, and the corresponding borrowings, totaling $441 million, are excluded from our consolidated balance sheet as of December 31, 2007. Our retained interest in these receivables is $243 million as of December 31, 2007. Expenses associated with the receivables facilities totaled $29 million for the year ended December 31, 2007, which related to the loss on sale of the receivables and the discount on retained interest, and is recorded in other expense in our consolidated statements of operations. The loss on sale of receivables was determined at the date of transfer based upon the fair value of the assets sold and the interests retained. We estimate fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate of 7.25% at December 31, 2007) are the key assumptions used in this estimate. At December 31, 2007, a 20% adverse change in the assumed collection period or assumed discount rate would not have a material impact on our financial position or results of operations.

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

In addition, pursuant to the Principal Investor Agreement by and among our four parent companies and the Sponsors, we are required to obtain approval from certain Sponsors prior to the declaration or payment of any dividend by us or any of our subsidiaries (other than dividends payable to us or any of our wholly owned subsidiaries).

Under the senior secured credit facilities and the receivables facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2007, we are in compliance with the financial and nonfinancial covenants. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

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

	Predecessor	Successor	Combined	Successor
(in millions)	January 1 through August 10, 2005	August 11 through December 31, 2005	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007
Net income (loss)	$146	$(29)	$117	$(118)	$(60)
Interest expense, net	8	242	250	642	626
Taxes	142	(33)	109	(21)	(3)
Depreciation and amortization	225	236	461	637	689

EBITDA	521	416	937	1,140	1,252
Purchase accounting adjustments(1)	—	19	19	(2)	14
Non-cash charges(2)	61	30	91	41	37
Unusual or non-recurring items(3)	61	21	82	30	43
Restructuring charges or reserves(4)	12	—	12	—	—
Acquired EBITDA, net of disposed EBITDA(5)	17	—	17	—	12
Other(6)	2	8	10	16	38

Adjusted EBITDA—Senior Secured Credit Facilities	674	494	1,168	1,225	1,396
Loss on sale of receivables(7)	—	18	18	29	29

Adjusted EBITDA—Senior Notes due 2013 and Senior Subordinated Notes due 2015	$674	$512	$1,186	$1,254	$1,425

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the Transaction and subsequent acquisitions made by the Company.

(2)	Non-cash charges include stock-based compensation resulting from the acceleration of vesting of stock options and restricted stock under APB 25 due to the Transaction, stock-based compensation accounted for under SFAS 123R (see Note 6 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(3)	Unusual or non-recurring items include merger costs associated with the Transaction, debt refinancing costs, payroll taxes and certain compensation, an unfavorable arbitration award related to a customer dispute, an insurance recovery and other expenses associated with both the Transaction and acquisitions made by the Company.

(4)	Restructuring charges or reserves include the relocation of a leased Availability Services facility in North Bergen, New Jersey to an expanded facility in Carlstadt, New Jersey.

(5)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(6)	Other includes management fees paid to the Sponsors, gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, franchise and similar taxes reported in operating expenses, offset by interest charges relating to the accounts receivable securitization program.

(7)	The loss on sale of receivables under the receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the year ended December 31, 2007 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities(1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.60x	2.37	x

Maximum total debt to Adjusted EBITDA	7.25x	5.11	x

Senior Notes due 2013 and Senior Subordinated Notes due 2015(2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.38	x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.60x for the four-quarter period ended December 31, 2007 and increasing over time to 1.65x by the end of 2008 and to 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or nonrecurring interest expense and the elimination of interest expense and fees associated with our receivables facility. Beginning with the four-quarter period ending December 31, 2007, we are required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 7.25x and decreasing over time to 6.75x by the end of 2008 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of December 31, 2007, we had $4.34 billion outstanding under our term loan facilities and available commitments of $941 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization program.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This Interpretation was effective as of January 1, 2007. FIN 48 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective as of January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the requirements of this standard, but would not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (“OPEB plans”) on their balance sheets. SFAS 158 also requires certain additional annual disclosures related to pension and OPEB plans. SFAS 158 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which changes accounting principles for business acquisitions. SFAS No. 141R requires the recognition of all assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the requirements of this standard; however, this standard could have a significant impact on our consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2007, we had total debt of $7.49 billion, including $4.37 billion of variable rate debt. We entered into two interest rate swap agreements which fixed the interest rates for $1.6 billion of our variable rate debt. Our two swap agreements each have a notional value of $800 million, effectively fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. In January 2008, we entered into a three year interest rate swap agreement for a notional amount of $750 million, under which we are required to pay the counterparty a stream of fixed rate interest payments of 3.17%, and, in turn, receive variable interest payments based on LIBOR from the counterparty. In February 2008, we entered into a two year interest rate swap agreement for an additional notional amount of $750 million, under which we are required to pay the counterparty a stream of fixed rate interest payments of 2.71%, and, in turn, receive variable interest payments based on LIBOR from the counterparty. Our remaining variable rate debt of $1.27 billion is subject to changes in underlying interest rates and our interest payments will also change as a result of market changes. During the period when our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $13 million per year. Upon the expiration of interest rate swap agreements in February in each of 2009, 2010 and 2011, a 1% change in interest rates would result in a change in interest of approximately $21 million, $28 million and $44 million per year, respectively.

In addition, at December 31, 2007, one of our U.K. subsidiaries, whose functional currency is the pound sterling, had $191 million of debt which is denominated in euros. A 10% change in the euro-pound sterling exchange rate would result in a charge or credit in the statement of operations of approximately $20 million.

During 2007, approximately 29% of our revenue was from customers outside the United States with approximately 81% of this revenue coming from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SunGard Data Systems Inc.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

SunGard Data Systems Inc.

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of SunGard Data Systems Inc. (predecessor) for the period January 1, 2005 to August 10, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 8, 2006

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. (successor) at December 31, 2007 and 2006, and the results of its operations and its cash flows for the period from August 11, 2005 to December 31, 2005 and for the years ended December 31, 2007 and 2006, respectively, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 7, 2008

SunGard Data Systems Inc.

Consolidated Balance Sheets

(in millions except share and per-share amounts)	December 31, 2006	December 31, 2007
Assets
Current:
Cash and cash equivalents	$316	$427
Trade receivables, less allowance for doubtful accounts of $14 and $12	216	290
Earned but unbilled receivables	63	63
Prepaid expenses and other current assets	145	166
Clearing broker assets	420	469
Retained interest in accounts receivable sold	275	243
Deferred income taxes	34	32

Total current assets	1,469	1,690

Property and equipment, less accumulated depreciation of $304 and $533	773	852
Software products, less accumulated amortization of $304 and $542	1,386	1,266
Customer base, less accumulated amortization of $266 and $475	2,857	2,745
Other tangible and intangible assets, less accumulated amortization of $13 and $21	216	179
Trade name	1,019	1,022
Goodwill	6,951	7,086

Total Assets	$14,671	$14,840

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$55
Accounts payable	80	85
Accrued compensation and benefits	224	271
Accrued interest expense	164	148
Other accrued expenses	275	390
Clearing broker liabilities	376	434
Deferred revenue	762	825

Total current liabilities	1,926	2,208

Long-term debt	7,394	7,430
Deferred income taxes	1,777	1,646

Total liabilities	11,097	11,284

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,664	3,694
Accumulated deficit	(147)	(207)
Accumulated other comprehensive income	57	69

Total stockholder’s equity	3,574	3,556

Total Liabilities and Stockholder’s Equity	$14,671	$14,840

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

	Predecessor	Successor
(in millions)	January 1 through August 10, 2005	August 11 through December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007
Revenue:
Services	$2,126	$1,418	$3,870	$4,364
License and resale fees	179	166	342	396

Total products and services	2,305	1,584	4,212	4,760
Reimbursed expenses	66	47	111	141

	2,371	1,631	4,323	4,901

Costs and expenses:
Cost of sales and direct operating	1,119	741	1,980	2,268
Sales, marketing and administration	456	343	915	1,042
Product development	154	96	255	271
Depreciation and amortization	141	89	238	251
Amortization of acquisition-related intangible assets	84	147	399	438
Merger costs	121	18	4	—

	2,075	1,434	3,791	4,270

Income from operations	296	197	532	631
Interest income	9	6	14	19
Interest expense and amortization of deferred financing fees	(17)	(248)	(656)	(645)
Other expense	—	(17)	(29)	(68)

Income (loss) before income taxes	288	(62)	(139)	(63)
Provision (benefit) for income taxes	142	(33)	(21)	(3)

Net income (loss)	$146	$(29)	$(118)	$(60)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Predecessor	Successor
(in millions)	January 1 through August 10, 2005	August 11 through December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007
Cash flow from operations:
Net income (loss)	$146	$(29)	$(118)	$(60)
Reconciliation of net income (loss) to cash flow from operations:
Depreciation and amortization	225	236	637	689
Deferred income tax benefit	(14)	(57)	(86)	(120)
Stock compensation expense	59	29	38	32
Amortization of deferred financing costs and debt discount	—	20	40	46
Other noncash debits (credits)	(17)	(13)	(2)	14
Accounts receivable and other current assets	79	293	(47)	(20)
Accounts payable and accrued expenses	106	171	(4)	71
Clearing broker assets and liabilities, net	(3)	(5)	(13)	9
Deferred revenue	(10)	60	46	40

Cash flow from operations	571	705	491	701

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(419)	(119)	(163)	(265)
Cash paid for property and equipment and software	(155)	(119)	(312)	(307)
Acquisition of SunGard	—	(11,577)	—	—
Other investing activities	5	15	6	8

Cash used in investment activities	(569)	(11,800)	(469)	(564)

Financing activities:
Cash received from other borrowings, net of fees	—	5	—	591
Cash used to repay debt	(57)	(382)	(48)	(623)
Cash received from borrowings for the Transaction	—	7,333	—	—
Investment by parent	—	3,450	—	—
Cash received from stock option and award plans	386	—	—	—

Cash provided by (used in) financing activities	329	10,406	(48)	(32)

Effect of exchange rate changes on cash	—	—	25	6
Increase (decrease) in cash and cash equivalents	331	(689)	(1)	111
Beginning cash and cash equivalents	675	1,006	317	316

Ending cash and cash equivalents	$1,006	$317	$316	$427

Supplemental information:
Interest paid	$22	$289	$613	$643

Income taxes paid, net of refunds	$69	$14	$24	$62

Acquired businesses:
Property and equipment	$66	$1	$2	$40
Software products	57	39	58	68
Customer base	160	21	44	92
Goodwill	213	65	96	166
Other tangible and intangible assets	2	5	5	11
Deferred income taxes	(53)	5	(29)	(49)
Purchase price obligations and debt assumed	(21)	(3)	(6)	(41)
Net current liabilities assumed	(5)	(14)	(7)	(22)

Cash paid for acquired businesses, net of cash acquired of $31, $6, $5 and $22, respectively	$419	$119	$163	$265

The accompanying notes are an integral part of these consolidated financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

SunGard Data Systems Inc.

Consolidated Statements of Stockholder’s Equity

	Preferred Stock		Common Stock
(in millions)	Number of Shares	Par Value	Number of Shares	Par Value
Predecessor
Balances at December 31, 2004	—	$—	293	$3
Comprehensive income:
Net income	—	—	—	—
Foreign currency translation	—	—	—	—
Total comprehensive income
Shares issued under stock plans	—	—	18	—
Stock compensation expense	—	—	—	—
Income tax benefit arising from employee stock options	—	—	—	—

Balances at August 10, 2005	—	$—	311	$3

Successor
Investment by Parent Companies			—	$—
Comprehensive loss:
Net loss			—	—
Foreign currency translation			—	—
Net unrealized loss on derivative instruments			—	—
Total comprehensive loss			—	—
Stock compensation expense			—	—
Other			—	—

Balances at December 31, 2005			—	—
Comprehensive loss:
Net loss			—	—
Foreign currency translation			—	—
Net unrealized gain on derivative instruments (net of tax provision of $2)			—	—
Total comprehensive loss			—	—
Stock compensation expense			—	—
Other			—	—

Balances at December 31, 2006			—	—
Comprehensive loss:
Net loss			—	—
Foreign currency translation			—	—
Net unrealized loss on derivative instruments (net of tax benefit of $15)			—	—
Total comprehensive loss			—	—
Stock compensation expense			—	—
Other			—	—

Balances at December 31, 2007			—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Capital in Excess of Par Value	Restricted Stock Plans	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)				Total
			Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Treasury Stock
					Number of Shares	Cost

$957	$(2)	$2,221	$177	$—	(4)	$(104)	$3,252

—	—	146	—	—	—	—
—	—	—	(69)	—	—	—
							77
386	—	—	—	—	—	—	386
59	2	—	—	—	—	—	61
58	—	—	—	—	—	—	58

$1,460	$—	$2,367	$108	$—	(4)	$(104)	$3,834

$3,605	$—	$—	$—	$—	—	$—	$3,605

—	—	(29)	—	—	—	—
—	—	—	(27)	—	—	—
—	—	—	—	(1)	—	—
—	—	—	—	—	—	—	(57)
29	—	—	—	—	—	—	29
(5)	—	—	—	—	—	—	(5)

3,629	—	(29)	(27)	(1)	—	—	3,572

—	—	(118)	—	—	—	—
—	—	—	82	—	—	—
—	—	—	—	3	—	—
—	—	—	—	—	—	—	(33)
38	—	—	—	—	—	—	38
(3)	—	—	—	—	—	—	(3)

3,664	—	(147)	55	2	—	—	3,574

—	—	(60)	—	—	—	—
—	—	—	35	—	—	—
—	—	—	—	(23)	—	—
—	—	—	—	—	—	—	(48)
32	—	—	—	—	—	—	32
(2)	—	—	—	—	—	—	(2)

$3,694	$—	$(207)	$90	$(21)	—	$—	$3,556

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

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is a subsidiary of SunGard Capital Corp. The term “Parent Companies” collectively refers to SunGard Capital Corp. and SunGard Capital Corp. II, as used herein. All of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.”

Although SunGard continued as the same legal entity after the Transaction, the accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Transaction and the period succeeding the Transaction, respectively. The Company refers to the operations of SunGard and subsidiaries for both the Predecessor and Successor periods. All references to the period from January 1, 2005 through August 10, 2005 are for the Predecessor.

SunGard has four reportable segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). The Company’s Software & Processing Solutions business is comprised of the FS, HE and PS segments. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of the Holding Companies.

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

The presentation of certain prior year amounts has been revised to conform to the current year presentation.

Revenue Recognition

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; services have been provided; the price is known; and collection is reasonably assured.

The Company generates services revenue from availability services, processing services, software maintenance and rentals, professional services and broker/dealer fees. Services revenue is recorded as the services are provided based on the fair value of each element which is based on the sales price of each element when sold separately. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided, and the related costs are incurred ratably over the contract period. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon the estimated percentage of completion, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When contracts include both professional services and software and there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue is combined and recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is known, collection is probable, and there is sufficient evidence of the fair value of each undelivered element. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the contract period in those instances where the software is bundled together with computer equipment or other post-delivery services, and there is not sufficient evidence of the fair value of each element.

Sufficient evidence of fair value is determined by reference to applicable accounting standards and is defined as vendor specific objective evidence (“VSOE”). If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

VSOE supporting the fair value of maintenance is based on the optional renewal rates for each product and is typically 18% to 20% of the software license fee per year. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately.

In some multiple-element arrangements that include software licenses and services, the services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the services are performed based on VSOE of the services.

Unbilled receivables are created when services are performed or software is delivered and revenue is recognized in advance of billings. Deferred revenue is created when billing occurs in advance of performing certain services.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment was $122 million for the period January 1, 2005 through August 10, 2005, $82 million for the period August 11, 2005 through December 31, 2005, $212 million in 2006 and $219 million in 2007.

Software Products

Product development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Costs associated with purchased software, software obtained through business acquisitions, and new products and enhancements to existing products that are technologically feasible and recoverable are capitalized and amortized over the estimated useful lives of the related products, generally two to eleven years (average life is seven years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization. Amortization of all software products aggregated $56 million for the period January 1, 2005 through August 10, 2005, $81 million for the period August 11, 2005 through December 31, 2005, $223 million in 2006 and $246 million in 2007. Capitalized development costs were $9 million for the period from January 1, 2005 through August 10, 2005, $6 million for the period from August 11, 2005 through December 31, 2005, $21 million in 2006 and $26 million in 2007.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from three to 25 years (average life is 15 years).

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

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2007, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2008	$430
2009	424
2010	412
2011	385
2012	338

Trade Name and Goodwill

The trade name intangible asset primarily represents the fair value of the SunGard trade name at August 11, 2005, is an indefinite-lived asset, and, therefore, is not subject to amortization, but is reviewed at least annually for impairment.

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

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE	PS	AS	Total
Balance at December 31, 2005	$3,104	$1,168	$626	$2,006	$6,904
Adjustments related to the Transaction	(293)	(192)	267	102	(116)
2006 acquisitions	96	—	—	—	96
2006 divestitures	(7)	—	—	—	(7)
Effect of foreign currency translation	18	—	11	45	74

Balance at December 31, 2006	2,918	976	904	2,153	6,951
2007 acquisitions	47	—	12	129	188
Adjustments related to the Transaction and prior year acquisitions	(33)	(5)	(6)	(28)	(72)
Effect of foreign currency translation	10	—	1	8	19

Balance at December 31, 2007	$2,942	$971	$911	$2,262	$7,086

Stock Compensation

Successor

Statement of Financial Accounting Standards (“SFAS”) Number 123R (revised 2004), Share-Based Payment (“SFAS 123R”), superseded Accounting Principles Board Opinion Number 25 (“APB 25”) and requires companies to expense the fair value of employee stock options. The Company adopted SFAS 123R as of the date of the Transaction using the modified prospective method, which requires companies to record stock compensation expense over the remaining service period for all unvested awards as of the adoption date. Using the fair value recognition provisions of SFAS 123R, stock compensation cost is measured at the grant date based on the fair value of the award using the Black-Scholes pricing model which is recognized as expense over the appropriate service period.

Predecessor

Prior to the closing of the Transaction, the Company applied APB 25 in accounting for its stock option and award plans. Accordingly, the Company recorded compensation expense for its restricted stock awards, and the Company included in merger costs a non-cash stock compensation charge of approximately $59 million in the period from January 1, 2005 to August 10, 2005 due to the accelerated vesting of all options and restricted stock in connection with the Transaction (see Note 2). SFAS Number 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS Number 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123,” changed the method for recognition of cost of stock option and award plans. Had the Company adopted the optional cost recognition requirements of SFAS 123, net income would have been reduced by $135 million in the period from January 1 through August 10, 2005.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. FIN 48 was effective as of January 1, 2007. FIN 48 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective as of January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (“OPEB plans”) on their balance sheets. SFAS 158 also requires certain additional annual disclosures related to pension and OPEB plans. SFAS 158 did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which changes accounting principles for business acquisitions. SFAS No. 141R requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the requirements of this standard; however, this standard could have a significant impact on the consolidated financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective January 1, 2009. The Company has not yet determined the impact of adopting SFAS 160 on the consolidated financial statements.

2. Acquisitions

Acquisitions by the Company

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2007, the Company completed nine acquisitions in its FS segment and one in each of its AS and PS segments. Cash paid, subject to certain adjustments, was $265 million.

The following table lists the businesses the Company acquired in 2007:

Acquired Company/Business	Date Acquired	Description
XRT SA’s High-End Treasury Business	01/25/2007	Treasury and cash management applications.
Maxim Insurance Software Corporation	02/06/2007	Premium billing systems to the property and casualty industry.
Aceva Technologies, Inc.	02/14/2007	Credit and collections software solutions.
Finetix, LLC	04/20/2007	Technology consulting services for the financial services sector.
Energy Softworx, Inc.	04/20/2007	Fuels management software solutions for the power generation industry.
Aspiren Group Limited	06/01/2007	Performance and information management solutions for the public sector in the United Kingdom.
GTI Consultants SAS	06/06/2007	Consulting and IT professional services to financial institutions in France.
VeriCenter, Inc.	08/20/2007	Managed services, application hosting and IT infrastructure outsourcing.
The Astec Group	10/04/2007	Information products and analytics on securities finance.
DSPA Software Inc.	11/15/2007	Sales compensation and distribution management software for the insurance industry.
Financial Technology Integrators, LLC	12/21/2007	Portfolio management for the bank, trust and investment management community.

At December 31, 2007, the purchase price allocations for businesses acquired in 2007 are preliminary and subject to finalization of appraisals of acquired software and customer base assets and deferred income taxes. In February 2008, the Company completed 2 acquisitions in its FS segment for aggregate cash paid of approximately $84 million.

During 2006, the Company completed ten acquisitions in its FS segment, and, in 2005, the Company completed eight acquisitions in its FS segment, two acquisitions in its HEPS segment and one acquisition in its AS segment.

At December 31, 2007, contingent purchase price obligations that depend upon the operating performance of five acquired businesses total $106 million, approximately $1 million of which the Company currently expects to pay in the next year. The amount paid, if any, will generally be recorded as additional goodwill at the time the actual performance is known and the amounts become due. There were no amounts earned or paid in 2005, 2006 or 2007, and there were no amounts payable as of December 31, 2007.

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

Property and equipment	$701
Software products	1,507
Customer base	3,038
Trade name	1,019
Goodwill	6,682
Other tangible and intangible assets	265
Deferred income taxes	(1,855)
Debt assumed	(464)
Net current assets acquired	838

Total purchase price	11,731
Non-cash equity contribution	154

Cash used in acquisition of SunGard by Solar Capital	$11,577

Pro forma financial information (unaudited)

The following unaudited pro forma results of operations (in millions) for 2006 and 2007 assume that businesses acquired in 2006 and 2007 occurred as of the beginning of 2006 and were reflected in the Company’s results from that date. The pro forma results for 2007 include the businesses listed in the table above. For 2006, in addition to the businesses listed in the table above, the pro forma results include the 2006 acquisitions, the more significant of which are System Access Limited, Shanghai Fudan Kingstar Computer Co., Ltd. and Integrated Business Systems, Inc. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred at the beginning of each period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense and related tax effects.

	2006	2007
Revenue	$4,490	$4,983
Net loss	(165)	(73)

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

3. Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2006	December 31, 2007
Segregated customer cash and treasury bills	$48	$109
Securities owned	28	25
Securities borrowed	305	302
Receivables from customers and other	39	33

Clearing broker assets	$420	$469

Payables to customers	$70	$114
Securities loaned	275	271
Customer securities sold short, not yet purchased	15	16
Payable to brokers and dealers	16	33

Clearing broker liabilities	$376	$434

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

4. Property and Equipment

Property and equipment consisted of the following (in millions):

	December 31, 2006	December 31, 2007
Computer and telecommunications equipment	$446	$599
Leasehold improvements	371	503
Office furniture and equipment	82	96
Buildings and improvements	107	118
Land	22	23
Construction in progress	49	46

	1,077	1,385
Accumulated depreciation and amortization	(304)	(533)

	$773	$852

5. Debt and Derivative Instruments

Debt consisted of the following (in millions):

	December 31, 2006	December 31, 2007
Secured revolving credit facility (8.50%) (A)	$—	$30
Secured term loan facilities, effective interest rate of 7.61% and 6.95% (A)	3,968	4,344
Senior Notes due 2009 at 3.75%, net of discount of $12 and $6 (B)	238	244
Senior Notes due 2014 at 4.875%, net of discount of $28 and $24 (B)	222	226
Senior Notes due 2013 at 9.125% (C)	1,600	1,600
Senior Subordinated Notes due 2015 at 10.25% (C)	1,000	1,000
Senior Notes due 2013 at LIBOR plus 4.5% (9.905%) (C)	400	—
Other, primarily acquisition purchase price and capital lease obligations	11	41

	7,439	7,485
Short-term borrowings and current portion of long-term debt	(45)	(55)

Long-term debt	$7,394	$7,430

On August 11, 2005, the Company (i) entered into a $5.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower (denominated in euros and pounds sterling), and a $1.0 billion revolving credit facility ($941 million available as of December 31, 2007 after giving effect to certain outstanding letters of credit), (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes and (iii) entered into a $375 million accounts receivable securitization program (subsequently increased to $450 million). The amounts outstanding under the term loan facility denominated in euros and pounds sterling were $191 million and $163 million, respectively, at December 31, 2007. In February 2007 the Credit Agreement was amended to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity by one year and change certain other terms. The Company used the additional borrowings to redeem $400 million of senior floating rate notes that were due 2013. The related redemption premium of $19 million and write-off of approximately $9 million of deferred financing costs were included in other expense.

(A) Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate that is the higher of (1) the prime rate of JP Morgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility may be reduced subject to attaining certain leverage ratios. As of December 31, 2007, we have achieved the leverage ratio necessary to reduce the applicable margin by 0.25% per annum, which will be effective for borrowings under these facilities in March 2008. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is 0.50% per annum and may be reduced subject to attaining certain leverage ratios.

All obligations under the senior secured credit agreement are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% wholly owned subsidiaries, referred to, collectively, as U.S. Guarantors.

The Company is required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount through March 2013, with the remaining amount payable in May 2013, provided, however, that such date will automatically become February 2014 if all the Senior Notes due 2013 are extended, renewed or refinanced on or prior to May 15, 2013.

The senior secured credit facilities also require the Company to pay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under the Company’s accounts receivable securitization program. Any required payments would be applied pro rata to the term loan lenders and to installments of the term loan facilities in direct order of maturity.

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

The Company uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facilities. The Company pays the counterparty a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR (4.90% at December 31, 2007) from the counterparties. The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of the Company’s interest rate swaps follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received
November 2005	February 2009	$800	4.85%	LIBOR
February 2006	February 2011	800	5.00%	LIBOR
January 2008	February 2011	750	3.17%	LIBOR
February 2008	February 2010	750	2.71%	LIBOR

Total/Weighted average interest rate		$3,100	3.96%

The interest rate swaps are designated and qualify as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and included at estimated fair value as an asset or a liability in the consolidated balance sheet. The estimated fair value of the swaps was based on current settlement prices and quoted market prices of comparable contracts. For the period from August 11 through December 31, 2005 and for 2006 and 2007, the Company included an unrealized after-tax loss of $1.5 million, an unrealized after-tax gain of $3.3 million and an unrealized after-tax loss of $22.8 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value on the swaps. The market value of the swaps recorded in Other Comprehensive

Income (Loss) may be recognized in the statement of operations if certain terms of the senior secured credit facilities change, or if the loan is extinguished. The $35 million fair value of the swap agreements, which represents the estimated amount the Company would have to pay to terminate the agreements at December 31, 2007, is included in accrued expenses. The effects of the November 2005 swap and the February 2006 swap are reflected in the effective interest rate for the senior secured credit facilities in the table above.

(B) Senior Notes due 2009 and 2014

On January 15, 2004, the Company issued $500 million of senior unsecured notes, of which $250 million are 3.75% notes due 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. As a result of the Transaction, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $460 million and $470 million as of December 31, 2006 and 2007, respectively, reflecting the remaining unamortized discount caused by the Transaction. The $30 million discount at December 31, 2007 will be amortized and included in interest expense over the remaining periods to maturity.

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

(D) Off Balance Sheet Debt—Accounts Receivable Securitization Program

Under the accounts receivable facility, eligible receivables are sold to third-party conduits through a wholly owned, bankruptcy remote, special purpose entity that is not consolidated for financial reporting purposes. The Company services the receivables and charges a monthly fee at market rates. The third-party conduits are sponsored by certain lenders under the Company’s senior secured credit facilities. Additional subsidiaries may become parties to the facility, subject to the satisfaction of specified conditions including the completion of satisfactory due diligence. Sales of receivables under the facility qualify as sales under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Accordingly, these receivables, totaling $655 million and $682 million as of December 31, 2006 and 2007, respectively, net of applicable allowances, and the corresponding borrowings, totaling $376 million and $441 million at December 31, 2006 and 2007, respectively, are excluded from the Company’s consolidated balance sheets. The Company’s retained interest in receivables sold as of December 31, 2006 and 2007 is $275 million and $243 million, respectively. The loss on sale of receivables and discount on retained interests are included in other income (expense) and totaled $19 million for the period ended December 31, 2005 and $29 million for each of the years ended December 31, 2006 and 2007. The gain or loss on sale of receivables is determined at the date of transfer based upon the fair value of the assets sold and the interests retained. The Company estimates fair value based on the present value of expected cash flows. The collection period and discount rate (prime rate of 8.25% and 7.25% at December 31, 2006 and 2007, respectively) are the key assumptions used in this estimate. At December 31, 2007, a 20% adverse change in the assumed collection period or assumed discount rate would not have a material impact on the Company’s financial position or results of operations.

Future Maturities

At December 31, 2007, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2008	$55
2009(1)	316
2010	48
2011	76
2012	46
Thereafter(1)	6,974

(1)	2009 and Thereafter include debt discounts of $6 million and $24 million, respectively.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of the end of the last two years (in millions):

	December 31, 2006		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest rate swap contracts	$3	$3	$(35)	$(35)
Floating rate debt	4,368	4,426	4,374	4,228
Fixed rate debt	3,071	3,212	3,111	3,142

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which represents the estimated amount the Company would have to pay to terminate the agreements at December 31, 2007. The carrying value of the Company’s floating rate long-term debt approximates its fair value. The fair value of the Company’s fixed rate long-term debt is based on quoted market rates.

6. Stock Option and Award Plans and Stock-Based Compensation

Successor

To provide long-term equity incentives following the Transaction, the SunGard 2005 Management Incentive Plan (“Plan”) was established. The Plan authorizes the issuance of equity subject to awards made under the Plan for up to 60 million shares of Class A common stock and 7 million shares of Class L common stock of SunGard Capital Corp. and 2.5 million shares of preferred stock of SunGard Capital Corp. II.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. The options are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units (“RSUs”) for Units in the Parent Companies and options to purchase Class A common stock in SunGard Capital Corp. All awards under the Plan are granted at fair market value on the date of grant.

Time-based options vest over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Time-based RSUs vest over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Performance-based options and RSUs vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA (defined as income from operations before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) targets for the Company during a specified performance period, generally five or six years. Time-based and performance-based options can partly or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years after the date of grant.

Options to purchase shares of the Predecessor held by certain members of management that were not exercised before closing of the Transaction were automatically converted into fully-vested continuation options to purchase 7.4 million Units having the same aggregate intrinsic value of $100 million. The continuation options have an exercise price of $4.50.

The total fair value of options that vested for the period from August 11, 2005 through December 31, 2005 and for the years ended December 31, 2006 and 2007 was $17 million, $50 million and $31 million, respectively. The total fair value of RSUs that vested for the year ended December 31, 2007 was $0.7 million.

As of the date of the Transaction, the Company adopted SFAS 123R, using the modified prospective method, which requires companies to record stock compensation expense over the remaining service period for all unvested awards as of the adoption date.

The fair value of option Units granted in each year using the Black-Scholes pricing model and related assumptions follow:

	August 11 through December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007
Weighted-average fair value on date of grant	$10.56	$9.99	$11.47
Assumptions used to calculate fair value:
Volatility	62%	62%	60%
Risk-free interest rate	4.2%	4.8%	4.6%
Expected term	5.5 years	4.8 years	5.0 years
Dividends	zero	zero	zero

The fair value of options on Class A shares granted in 2007 using the Black-Scholes pricing model and related assumptions follow:

Year ended December 31, 2007
Weighted-average fair value on date of grant	$1.49
Assumptions used to calculate fair value:
Volatility	79%
Risk-free interest rate	4.1%
Expected term	5.0 years
Dividends	zero

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Since the Company is not publicly traded, the Company utilizes equity valuations performed by an external valuation firm based on (a) stock market valuations of public companies in comparable businesses, (b) recent transactions involving comparable companies and (c) any other factors deemed relevant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted is derived from historical experience and expectations and represents the period of time that stock options granted are expected to be outstanding. The requisite service period is generally five or six years from the date of grant.

For the period August 11, 2005 through December 31, 2005 and for 2006 and 2007, the Company included non-cash stock compensation expense of $29 million, $38 million and $32 million, respectively, in sales, marketing and administration expenses with a corresponding increase in Capital in excess of par value. At December 31, 2007, there is approximately $61 million and $8 million, respectively, of unearned non-cash stock-based compensation related to time-based options and RSUs that the Company expects to record as expense primarily over the next three years. In addition, at December 31, 2007, there is approximately $136 million and $13 million, respectively, of unearned non-cash stock-based compensation related to performance-based options and RSUs that the Company could record as expense primarily over the next three years, depending on the level of achievement of financial performance goals. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period . The following table summarizes option/RSU activity:

	Units				Class A Common Stock
	Options (in millions)	Weighted- Average Price	RSUs (in millions)	Weighted- Average Price	Options (in millions)	Weighted- Average Price
Continuation options	7.4	$4.50
Granted	30.7	18.00
Canceled	(1.6)	14.52

Outstanding at December 31, 2005	36.5	15.40
Granted	2.6	18.00
Canceled	(1.4)	18.00
Exercised	(0.3)	4.58

Outstanding at December 31, 2006	37.4	15.57
Granted	1.7	20.72	1.1	$21.14	2.7	$2.26
Canceled	(1.4)	6.25	—		—
Exercised	(2.5)	18.08	—		—

Outstanding at December 31, 2007	35.2	16.03	1.1	21.14	2.7	2.26

At December 31, 2007, approximately 32,000 RSU Units were vested.

Shares available for grant under the 2005 plan at December 31, 2007 were 7.9 million shares of Class A common stock and 1.5 million shares of Class L common stock of SunGard Capital Corp. and 0.6 million shares of preferred stock of SunGard Capital Corp II, which combined could be used to issue 6.1 million Units.

The total intrinsic value of options exercised during the year ended December 31, 2006 and 2007 was $4 million and $20 million, respectively.

Cash proceeds received on behalf of the Parent Companies related to exercises of stock options are generally used to fund repurchases of stock of the Parent Companies from terminated employees.

The following table summarizes information as of December 31, 2007 concerning options for Units and Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
Exercise Price	Number of Options Outstanding (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Number of Options (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
Units
$ 4.50	5.5	5.2	$99	5.5	5.2	$99
18.00	16.5	7.7	75	8.5	7.7	39
20.72	1.1	9.2	2	—	9.3	—

Class A Shares
2.22	1.2	9.7	—	0.1	9.7	—
2.38	0.4	10.0	—	—	10.0	—

Predecessor

Prior to the Transaction, the Company had other equity incentive plans, whereby restricted shares or options to purchase shares of common stock were granted to key employees and outside directors. During 2005, the Company awarded performance accelerated stock options (PASOs) for an aggregate of 4.3 million shares. All outstanding options and restricted shares as of August 10, 2005 were accelerated in connection with the Transaction (see Merger costs in Note 2).

The table below summarizes transactions under these equity incentive plans:

	Shares (in millions)
	Available	Under Option	Weighted- average Price
Balances at December 31, 2004	6.7	44.4	$23.05
Canceled	1.1	(1.1)	25.55
Granted	(5.1)	5.1	26.08
Exercised	—	(38.5)	22.67
Continuation options	—	(9.9)	23.62
Plan cancellation	(2.7)	—	—

Balances at August 10, 2005	—	—	—

7. Savings Plans

The Company and its subsidiaries maintain savings plans that cover substantially all employees. These plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense under these plans aggregated $23 million for the period from January 1, 2005 through August 10, 2005, $16 million for the period from August 11, 2005 through December 31, 2005, $49 million in 2006 and $53 million in 2007.

8. Income Taxes

The provision (benefit) for income taxes for the predecessor and successor periods of 2005, and for 2006 and 2007 consisted of the following (in millions):

	Predecessor	Successor
	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Current:
Federal	$95	$2	$—	$46
State	36	3	13	15
Foreign	25	19	52	56

	156	24	65	117

Deferred:
Federal	(9)	(47)	(79)	(99)
State	(2)	(7)	2	(4)
Foreign	(3)	(3)	(9)	(17)

	(14)	(57)	(86)	(120)

	$142	$(33)	$(21)	$(3)

Income (loss) before income taxes for the predecessor and successor periods of 2005, and for 2006 and 2007 consisted of the following (in millions):

	Predecessor	Successor
	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
U.S. operations	$203	$(111)	$(263)	$(195)
Foreign operations	85	49	124	132

	$288	$(62)	$(139)	$(63)

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate and the Company’s effective income tax rate for the predecessor and successor periods of 2005, and for 2006 and 2007 were as follows (in millions):

	Predecessor	Successor
	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Tax at federal statutory rate	$101	$(22)	$(48)	$(22)
State income taxes, net of federal benefit	22	(6)	8	6
Foreign taxes, net of U.S. foreign tax credit	(1)	(1)	16	12
Tax rate changes	—	—	—	(4)
Non-deductible merger costs	16	(1)	—	—
Other, net	4	(3)	3	5

	$142	$(33)	$(21)	$(3)

Effective income tax rate	49%	53%	15%	5%

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities at December 31, 2006 and 2007 are summarized as follows (in millions):

	December 31, 2006	December 31, 2007
Current:
Trade receivables and retained interest	$15	$14
Accrued expenses, net	19	18

Total current deferred income tax asset	$34	$32

Long-term:
Property and equipment	$49	$63
Intangible assets	(1,901)	(1,800)
Net operating loss carry-forwards	116	132
Other, net	15	34

Total long-term deferred income tax liability	(1,721)	(1,571)
Valuation allowance	(56)	(75)

Net long-term deferred income tax liability	$(1,777)	$(1,646)

A valuation allowance for deferred income tax assets associated with certain net operating loss carry-forwards has been established. The U.S. tax loss carry-forwards include federal of $233 million and state of $670 million, respectively. Israeli tax loss carry-forwards, totaling $20 million, are unlimited in duration and are linked to the Israeli consumer price index. European and Asian tax loss carry-forwards total $106 million. The tax loss carry-forwards expire between 2008 and 2027 and utilization is limited in certain jurisdictions. The Company recorded the benefit of tax loss carry-forwards of $1 million, $58 million and $2 million in the Predecessor period of 2005 and in 2006 and 2007, respectively. There was no benefit of tax loss carry-forwards recorded in the Successor period of 2005. Predecessor net operating loss carry-forwards as of December 31, 2007 were $185 million. Utilization, if any, of Predecessor net operating loss carry-forwards not recorded as an asset at August 10, 2005 will be recorded as a reduction to goodwill.

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 with no material effect. At January 1, 2007 the Company’s tax reserve was $28 million. During 2007, the tax reserve was reduced by $7 million for settled audits, reduced by $2 million related to a reduction in prior year tax positions and increased by $1 million for incremental interest. The Company’s reserve for unrecognized income tax benefits at December 31, 2007 is $20 million. This liability includes approximately $3 million (net of federal and state benefit) in accrued interest and penalties. Since substantially all of the liability relates to matters existing at the date of the Transaction, any reversal of reserve is not expected to have a material impact on the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is currently under audit by the Internal Revenue Service for the calendar years 2003 through 2006 and various state and foreign jurisdiction tax years remain open to examination as well. At any time some portion of the Company’s operations are under audit. Accordingly, certain matters may be resolved within the next 12 months which could result in a change in the liability.

As of December 31, 2007, the Company has not accrued deferred U.S. income taxes on $264 million of unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used for U.K. debt service. If all of these earnings were to be repatriated at one time, the residual U.S. tax is estimated to be $39 million.

9. Segment Information

The Company has four reportable segments: FS, HE and PS, which together form the Company’s Software & Processing Solutions business, and AS. FS primarily serves financial services institutions through a broad range of complementary software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

HE primarily provides software, strategic and systems integration consulting, and technology management services to colleges and universities.

PS primarily provides software and processing solutions designed to meet the specialized needs of local, state, federal and central governments, public safety and justice agencies, public schools, utilities, non-profits, and other public sector institutions.

AS helps its customers maintain access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their IT systems reliable and secure. AS offers a complete range of availability services from “always ready” standby solutions to “always on” production services.

The Company evaluates the performance of its segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, stock compensation and certain other costs. The operating results for each segment follow (in millions):

Predecessor

Period from January 1, 2005 through August 10, 2005	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$1,120	$288	$183	$780	$2,371	$—		$2,371
Depreciation and amortization	39	3	5	94	141	—		141
Income from operations	214	70	36	212	532	(236	)(1)	296
Cash paid for property and equipment and software	44	9	5	97	155	—		155

Successor

Period from August 11, 2005 through December 31, 2005	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$786	$186	$131	$528	$1,631	$—		$1,631
Depreciation and amortization	20	3	3	63	89	—		89
Income from operations	182	43	28	174	427	(230	)(1)	197
Cash paid for property and equipment and software	32	4	4	79	119	—		119

2006	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,072	$498	$395	$1,358	$4,323	$—		$4,323
Depreciation and amortization	57	7	8	166	238	—		238
Income from operations	414	118	79	412	1,023	(491	)(1)	532
Total assets	7,663	1,949	1,624	6,061	17,297	(2,626	)(2)	14,671
Cash paid for property and equipment and software	89	13	8	202	312	—		312

2007	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,500	$543	$410	$1,448	$4,901	$—		$4,901
Depreciation and amortization	59	8	9	175	251	—		251
Income from operations	525	143	84	428	1,180	(549	)(1)	631
Total assets	8,109	1,986	1,734	6,483	18,312	(3,472	)(2)	14,840
Cash paid for property and equipment and software	87	21	10	189	307	—		307

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, merger costs and certain other items, and amortization of acquisition-related intangible assets of $84 million, $147 million, $399 million and $438 million in the period January 1 through August 10, 2005, August 11 to December 31, 2005, years ended December 31, 2006 and 2007, respectively.

(2)	Includes items that are eliminated in consolidation and deferred income taxes.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	FS		HE	PS	AS	Total Operating Segments	Corporate	Consolidated Total
Predecessor
Period from January 1, 2005 through August 10, 2005	$39		$15	$15	$15	$84	$—	$84

Successor
Period from August 11, 2005 through December 31, 2005	77		12	12	46	147	—	147
2006	207		32	41	117	397	2	399
2007	238	(1)	35	40	122	435	3	438

(1)	Includes approximately $10 million of impairment charges related to software, customer base and goodwill for one of the Company’s subsidiaries.

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Predecessor	Successor
	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Trading Systems	$173	$130	$323	$459
Capital Markets	145	108	263	321
Banks & Corporations	95	87	218	293
Wealth Management	137	87	223	258
Brokerage & Clearance	132	82	224	218
Employee Administration	83	60	184	197
Institutional Asset Management	107	64	175	183
All other	248	168	462	571

Total Financial Systems	$1,120	$786	$2,072	$2,500

The Company’s revenue by customer location follows (in millions):

	Predecessor	Successor
	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
United States	$1,710	$1,190	$3,091	$3,486

International:
United Kingdom	303	205	569	635
Continental Europe	211	125	376	511
Canada	65	44	122	73
Asia/Pacific	37	43	79	83
Other	45	24	86	113

	661	441	1,232	1,415

	$2,371	$1,631	$4,323	$4,901

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2006	December 31, 2007
United States	$537	$570

International:
United Kingdom	156	185
Continental Europe	49	52
Canada	20	30
Asia/Pacific	5	10
Other	6	5

	236	282

	$773	$852

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

The Company is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to the Company and the Parent Companies. These services include financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. The management fees are equal to 1% of quarterly Adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, and are payable quarterly in arrears. During the period August 11, 2005 through December 31, 2005 and for the years ended December 31, 2006 and 2007, the Company recorded $6 million, $14 million and $17 million, respectively, relating to management fees in sales, marketing and administration expenses in the statement of operations, of which $3 million and $4 million, respectively, is included in other accrued expenses on the balance sheet at December 31, 2006 and December 31, 2007, respectively. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change of control transactions.

In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from the Company’s chief executive officer (CEO) in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock, and SunGard Capital Corp. II received a $6 million promissory note (together with the SunGard Capital Corp. note, the “Notes”) from the CEO in payment for 61 thousand shares of preferred stock. In 2007, these Notes were fully repaid and cancelled. The Notes bore interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725% per annum and were payable on the last day of each calendar quarter in arrears. SunGard Data Systems Inc. was not a party to these arrangements, which were entered into prior to the consummation of the Transaction, therefore no amounts relating to the Notes were ever recorded in the Company’s financial statements.

11. Commitments, Contingencies and Guarantees

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were $25 million of restoration liabilities included in accrued expenses at December 31, 2007. Future minimum rentals under operating leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 2007 follow (in millions):

2008	$184
2009	140
2010	116
2011	88
2012	75
Thereafter	215

$818

Rent expense aggregated $114 million for the period January 1, 2005 through August 10, 2005, $75 million for the period August 11, 2005 through December 31, 2005, $184 million in 2006 and $208 million in 2007.

At December 31, 2007, the Company had outstanding letters of credit and bid bonds of $43 million, issued primarily as security for performance under certain customer contracts. In connection with certain previously acquired businesses, up to $106 million could be paid as additional consideration depending on the future operating results of those businesses (see Note 2).

In the event that the management agreement described in Note 10 is terminated by the Sponsors (or their affiliates) or the Company and its Parent Companies, the Sponsors (or their affiliates) will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors (or their affiliates) or the Company and its Parent Companies provide notice to the other.

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

12. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$1,003	$1,064	$1,068	$1,188
Gross profit(1)	531	569	575	668
Income (loss) before income taxes(2)	(77)	(41)	(29)	8
Net loss(2)	(46)	(30)	(31)	(11)
2007
Revenue	$1,116	$1,175	$1,222	$1,388
Gross profit(1)	591	632	641	769
Income (loss) before income taxes	(83)	(24)	(4)	48
Net income (loss)	(96)	(5)	11	30

(1)	Gross profit equals revenue less cost of sales and direct operating expenses.

(2)	The fourth quarter of 2006 includes an additional $5 million of noncash interest expense to correct the amortization of deferred financing fees.

13. Supplemental Guarantor Condensed Consolidating Financial Statements

On August 11, 2005, in connection with the Transaction, the Company issued $3.0 billion aggregate principal amount of the outstanding senior notes and the outstanding senior subordinated notes as described in Note 5. The senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of the Company (“Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities, described in Note 5.

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2006 and 2007, and for the periods from January 1, 2005 to August 10, 2005 and from August 11, 2005 to December 31, 2005 and for the years ended December 31, 2006 and 2007 to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$56	$(19)	$279	$—	$316
Intercompany balances	(2,282)	2,244	38	—	—
Trade receivables, net	(1)	40	240	—	279
Prepaid expenses, taxes and other current assets	578	83	762	(549)	874

Total current assets	(1,649)	2,348	1,319	(549)	1,469
Property and equipment, net	1	526	246	—	773
Intangible assets, net	184	4,764	530	—	5,478
Intercompany balances	(757)	727	30	—	—
Goodwill	—	6,166	785	—	6,951
Investment in subsidiaries	13,074	1,757	—	(14,831)	—

Total Assets	$10,853	$16,288	$2,910	$(15,380)	$14,671

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$37	$2	$6	$—	$45
Accounts payable and other current liabilities	194	1,332	904	(549)	1,881

Total current liabilities	231	1,334	910	(549)	1,926
Long-term debt	7,053	3	338	—	7,394
Intercompany debt	—	246	(129)	(117)	—
Deferred income taxes	(5)	1,631	151	—	1,777

Total liabilities	7,279	3,214	1,270	(666)	11,097
Total stockholder’s equity	3,574	13,074	1,640	(14,714)	3,574

Total Liabilities and Stockholder’s Equity	$10,853	$16,288	$2,910	$(15,380)	$14,671

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$39	$2	$386	$—	$427
Intercompany balances	(4,616)	4,628	(12)	—	—
Trade receivables, net	(1)	74	280	—	353
Prepaid expenses, taxes and other current assets	1,416	98	784	(1,388)	910

Total current assets	(3,162)	4,802	1,438	(1,388)	1,690
Property and equipment, net	1	562	289	—	852
Intangible assets, net	153	4,420	639	—	5,212
Intercompany balances	684	(720)	36	—	—
Goodwill	—	6,120	966	—	7,086
Investment in subsidiaries	13,205	2,120	—	(15,325)	—

Total Assets	$10,881	$17,304	$3,368	$(16,713)	$14,840

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$40	$6	$9	$—	$55
Accounts payable and other current liabilities	264	2,222	1,055	(1,388)	2,153

Total current liabilities	304	2,228	1,064	(1,388)	2,208
Long-term debt	7,049	10	371	—	7,430
Intercompany debt	(5)	330	(166)	(159)	—
Deferred income taxes	(23)	1,531	138	—	1,646

Total liabilities	7,325	4,099	1,407	(1,547)	11,284
Total stockholder’s equity	3,556	13,205	1,961	(15,166)	3,556

Total Liabilities and Stockholder’s Equity	$10,881	$17,304	$3,368	$(16,713)	$14,840

Supplemental Condensed Consolidating Schedule of Operations

(Predecessor)

	Period from January 1 through August 10, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,755	$694	$(78)	$2,371

Costs and expenses:
Cost of sales and direct operating	—	847	350	(78)	1,119
Sales, marketing and administration	39	271	146	—	456
Product development	—	104	50	—	154
Depreciation and amortization	—	103	38	—	141
Amortization of acquisition-related intangible assets	—	58	26	—	84
Merger costs	119	2	—	—	121

	158	1,385	610	(78)	2,075

Income (loss) from operations	(158)	370	84	—	296
Net interest income (expense)	(11)	—	3	—	(8)
Other income (expense)	286	62	—	(348)	—

Income (loss) before income taxes	117	432	87	(348)	288
Provision (benefit) for income taxes	(29)	146	25	—	142

Net income (loss)	$146	$286	$62	$(348)	$146

Supplemental Condensed Consolidating Schedule of Operations

(Successor)

	Period from August 11 through December 31, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,202	$469	$(40)	$1,631

Costs and expenses:
Cost of sales and direct operating	—	541	240	(40)	741
Sales, marketing and administration	8	243	92	—	343
Product development	—	64	32	—	96
Depreciation and amortization	—	64	25	—	89
Amortization of acquisition-related intangible assets	—	122	25	—	147
Merger costs	12	2	4	—	18

	20	1,036	418	(40)	1,434

Income (loss) from operations	(20)	166	51	—	197
Net interest income (expense)	(233)	1	(10)	—	(242)
Other income (expense)	127	15	(11)	(148)	(17)

Income (loss) before income taxes	(126)	182	30	(148)	(62)
Provision (benefit) for income taxes	(97)	49	15	—	(33)

Net income (loss)	$(29)	$133	$15	$(148)	$(29)

Supplemental Condensed Consolidating Schedule of Operations

(Successor)

	Year ended December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$3,145	$1,332	$(154)	$4,323

Costs and expenses:
Cost of sales and direct operating	—	1,469	665	(154)	1,980
Sales, marketing and administration	118	492	305	—	915
Product development	—	171	84	—	255
Depreciation and amortization	—	171	67	—	238
Amortization of acquisition-related intangible assets	2	329	68	—	399
Merger costs	4	—	—	—	4

	124	2,632	1,189	(154)	3,791

Income (loss) from operations	(124)	513	143	—	532
Net interest income (expense)	(632)	(11)	1	—	(642)
Other income (expense)	374	76	(26)	(453)	(29)

Income (loss) before income taxes	(382)	578	118	(453)	(139)
Provision (benefit) for income taxes	(264)	204	39	—	(21)

Net income (loss)	$(118)	$374	$79	$(453)	$(118)

	Year ended December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$3,436	$1,610	$(145)	$4,901

Costs and expenses:
Cost of sales and direct operating	—	1,546	867	(145)	2,268
Sales, marketing and administration	124	546	372	—	1,042
Product development	—	173	98	—	271
Depreciation and amortization	—	184	67	—	251
Amortization of acquisition-related intangible assets	4	363	71	—	438

	128	2,812	1,475	(145)	4,270

Income (loss) from operations	(128)	624	135	—	631
Net interest income (expense)	(606)	(70)	50	—	(626)
Other income (expense)	403	59	(43)	(487)	(68)

Income (loss) before income taxes	(331)	613	142	(487)	(63)
Provision (benefit) for income taxes	(271)	181	87	—	(3)

Net income (loss)	$(60)	$432	$55	$(487)	$(60)

Supplemental Condensed Consolidating Schedule of Cash Flows

(Predecessor)

	Period from January 1 through August 10, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$146	$286	$62	$(348)	$146
Non cash adjustments	(225)	72	58	348	253
Changes in operating assets and liabilities	39	139	(6)	—	172

Cash flow provided by (used in) operations	(40)	497	114	—	571

Investment Activities
Intercompany transactions	(137)	78	59	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(419)	—	—	(419)
Cash paid for property and equipment and software	7	(114)	(48)	—	(155)
Other investing activities	—	5	—	—	5

Cash provided by (used in) investment activities	(130)	(450)	11	—	(569)

Financing Activities
Net repayments of long-term debt	—	(43)	(14)	—	(57)
Other financing activities	386	—	—	—	386

Cash provided by (used in) financing activities	386	(43)	(14)	—	329

Increase in cash and equivalents	216	4	111	—	331
Beginning cash and equivalents	396	5	274	—	675

Ending cash and equivalents	$612	$9	$385	$—	$1,006

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Period from August 11 through December 31, 2005
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(29)	$133	$15	$(148)	$(29)
Non cash adjustments	(103)	135	35	148	215
Changes in operating assets and liabilities	463	260	(204)	—	519

Cash flow provided by (used in) operations	331	528	(154)	—	705

Investment Activities
Intercompany transactions	596	(321)	(275)	—	—
Acquisition of SunGard	(11,577)	—	—	—	(11,577)
Cash paid for businesses acquired by the Company, net of cash acquired	—	(119)	—	—	(119)
Cash paid for property and equipment and software	—	(97)	(22)	—	(119)
Other investing activities	—	—	15	—	15

Cash used in investment activities	(10,981)	(537)	(282)	—	(11,800)

Financing Activities
Cash received from borrowings for the Transaction	7,018	—	315	—	7,333
Investment by Parent	3,450	—	—	—	3,450
Net repayments of long-term debt	(356)	(8)	(13)	—	(377)

Cash provided by (used in) financing activities	10,112	(8)	302	—	10,406

Decrease in cash and equivalents	(538)	(17)	(134)	—	(689)
Beginning cash and equivalents	612	9	385	—	1,006

Ending cash and equivalents	$74	$(8)	$251	$—	$317

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Year ended December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(118)	$374	$79	$(453)	$(118)
Non cash adjustments	(293)	351	116	453	627
Changes in operating assets and liabilities	(284)	310	(44)	—	(18)

Cash flow provided by (used in) operations	(695)	1,035	151	—	491

Investment Activities
Intercompany transactions	722	(654)	(68)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(163)	—	—	(163)
Cash paid for property and equipment and software	(1)	(244)	(67)	—	(312)
Other investing activities	(7)	18	(5)	—	6

Cash provided by (used in) investment activities	714	(1,043)	(140)	—	(469)

Financing Activities
Net repayments of long-term debt	(37)	(3)	(8)	—	(48)

Cash used in financing activities	(37)	(3)	(8)	—	(48)

Effect of exchange rate changes on cash	—	—	25	—	25

Increase (decrease) in cash and equivalents	(18)	(11)	28	—	(1)
Beginning cash and equivalents	74	(8)	251	—	317

Ending cash and equivalents	$56	$(19)	$279	$—	$316

Supplemental Condensed Consolidating Schedule of Cash Flows

(Successor)

	Year ended December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(60)	$432	$55	$(487)	$(60)
Non cash adjustments	(368)	403	139	487	661
Changes in operating assets and liabilities	(793)	854	39	—	100

Cash flow provided by (used in) operations	(1,221)	1,689	233	—	701

Investment Activities
Intercompany transactions	1,219	(1,222)	3	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(237)	(28)	—	(265)
Cash paid for property and equipment and software	—	(211)	(96)	—	(307)
Other investing activities	2	6	—	—	8

Cash provided by (used in) investment activities	1,221	(1,664)	(121)	—	(564)

Financing Activities
Net repayments of long-term debt	(17)	(4)	(11)	—	(32)

Cash used in financing activities	(17)	(4)	(11)	—	(32)

Effect of exchange rate changes on cash	—	—	6	—	6

Increase (decrease) in cash and equivalents	(17)	21	107	—	111
Beginning cash and equivalents	56	(19)	279	—	316

Ending cash and equivalents	$39	$2	$386	$—	$427

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting: This information is incorporated by reference to above ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(c) Change in Internal Control over Financial Reporting: No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position With SunGard Data Systems Inc.
Executive Officers
James E. Ashton III	49	Division Chief Executive Officer
Kathleen Asser Weslock	52	Senior Vice President—Human Resources and Chief Human Resources Officer
Eric Berg	45	Group Chief Executive Officer
Cristóbal Conde	47	President, Chief Executive Officer and Director
Harold C. Finders	52	Division Chief Executive Officer
Till M. Guldimann	58	Vice Chairman
Ronald M. Lang	56	Group Chief Executive Officer
Brian J. Madocks	52	Group Chief Executive Officer
Karen M. Mullane	43	Vice President and Controller
Michael K. Muratore	62	Executive Vice President
Brian Robins	49	Senior Vice President and Chief Marketing Officer
Michael J. Ruane	54	Senior Vice President—Finance and Chief Financial Officer
Gilbert O. Santos	48	Group Chief Executive Officer
Victoria E. Silbey	44	Senior Vice President—Legal and General Counsel
Richard C. Tarbox	55	Senior Vice President—Corporate Development

Directors
Chinh E. Chu	41	Director
John Connaughton	42	Director
James H. Greene, Jr.	57	Director
Glenn H. Hutchins	52	Chairman of the Board of Directors
James L. Mann	73	Director
John Marren	45	Director
Sanjeev Mehra	49	Director
Julie Richardson	44	Director

Mr. Ashton has been Division Chief Executive Officer, Financial Systems, since April 2007. Mr. Ashton was Group Chief Executive Officer, SunGard Trading, Treasury & Risk Management from 2005 to April 2007. Mr. Ashton served as Group Chief Executive Officer, SunGard Trading and Risk Systems from 1999 to 2005 and Group Chief Executive Officer, SunGard Treasury Systems from 2003 to 2005. From 1997 to 1999, he served as Senior Vice President and General Manager of a wealth management systems business that we acquired in 1997.

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

Mr. Berg has been Group Chief Executive Officer, SunGard Availability Services since October 2007. Before joining SunGard, Mr. Berg was Chief Administrative Officer of NCR Corporation from

2003 to October 2007. Prior to that, Mr. Berg was Chief Information Officer at Goodyear Tire & Rubber Company and a Regional Vice President of PepsiCo’s Frito-Lay division.

Mr. Conde has been Chief Executive Officer since 2002, President since 2000 and a director since 1999. Mr. Conde served as Chief Operating Officer from 1999 to 2002 and Executive Vice President from 1998 to 1999. Before then, Mr. Conde was Chief Executive Officer of SunGard Trading Systems Group from 1991 to 1998. Mr. Conde was cofounder of a trading and risk systems business that we acquired in 1987.

Mr. Finders has been Division Chief Executive Officer, Financial Systems, since April 2007. Mr. Finders was Group Chief Executive Officer, SunGard Europe from 2005 to April 2007. From 2001 to 2005, Mr. Finders headed the SunGard Investment Management Systems businesses based in Europe. From 1996 to 2001, he held various senior management positions with us overseeing a number of our European financial systems businesses. Mr. Finders headed a Geneva-based wealth management systems business that we acquired in 1996.

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

Ms. Mullane has been Vice President and Controller since 2006, Vice President and Director of SEC Reporting from 2005 to 2006, Director of SEC Reporting from 2004 to 2005 and Manager of SEC Reporting from 1999 to 2004. From 1997 to 1999, she was Vice President of Finance at NextLink Communications of Pennsylvania and, from 1994 to 1997, she was Director of Finance at EMI Communications. Ms. Mullane is a director and/or officer of most of our domestic subsidiaries.

Mr. Muratore has been Executive Vice President since 2002. He was Senior Vice President from 1998 to 2002, Chief Executive Officer of the SunGard Financial Systems Group from 1995 to 1998 and Chief Executive Officer of the SunGard Computer Services Group from 1990 to 1995. From 1985 to 1990, Mr. Muratore held various senior executive positions with us.

Mr. Robins has been Senior Vice President—Chief Marketing Officer since January 2005. From 2003 to 2005, he was Senior Vice President—Corporate Marketing and was Vice President—Corporate Marketing from 2000 to 2003. From 1995 to 2000, Mr. Robins held various marketing positions, including Vice President—Marketing, with a trading and risk systems business that we acquired in 1998.

Mr. Ruane has been Senior Vice President—Finance since 2001 and our Chief Financial Officer since 1994. He was Vice President—Finance from 1994 to 2001 and Treasurer from 1994 to 2005. From 1985 to 1994, Mr. Ruane held various executive positions with us. Mr. Ruane is a director and officer of most of our domestic and foreign subsidiaries. Mr. Ruane is also a director of Arbinet-thexchange, Inc.

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

Ms. Silbey has been Senior Vice President—Legal and General Counsel since 2006 and Vice President—Legal and General Counsel from 2005 to 2006. From 1997 to 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from 2004 to 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Tarbox has been Senior Vice President—Corporate Development since 2001 and was Vice President—Corporate Development from 1987 to 2001.

Mr. Chu has been a Director since August 2005. Mr. Chu is a Senior Managing Director of The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu serves on the Boards of Directors of Celanese Corporation, Encore Medical Corporation, Financial Guaranty Insurance Company, Graham Packaging Holdings Company and HealthMarkets, Inc.

Mr. Connaughton has been a Director since August 2005. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC, a global private investment firm, since 1997 and a member of the firm since 1989. Mr. Connaughton serves on the Boards of Directors of AMC Theatres, CRC Health Group, Cumulus Media Partners, MC Communications (PriMed), Quintiles Transnational Corp., The Boston Celtics, Warner Music Group Corp. and Warner Chilcott and Hospital Corporation of America.

Mr. Greene has been a Director since August 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. LP, a private equity firm (“KKR”), in 1986 and was a General Partner of KKR from 1993 until 1996, when he became a member of KKR & Co. L.L.C., which is the general partner of KKR. Mr. Greene serves on the Boards of Directors of Aricent Inc., Avago Technologies, NuVox Inc., Western New York Energy, LLC and Zhone Technologies, Inc.

Mr. Hutchins has been Chairman of the Board of Directors since August 2005. Mr. Hutchins is a co-founder and Co-Chief Executive of Silver Lake, a technology investment firm that was established in 1999. Mr. Hutchins serves on the Board of Directors of The Nasdaq Stock Market, Inc.

Mr. Mann has been a Director since September 2006 and has been employed by SunGard since 1983. Mr. Mann served as Chairman of the Board from 1987 to August 2005 and as a Director from 1983 to 1986. Mr. Mann served as Chief Executive Officer from 1986 to 2002, President from 1986 to 2000, and Chief Operating Officer from 1983 to 1985. Mr. Mann serves on the Board of Directors of athenahealth, Inc.

Mr. Marren has been a Director since August 2005. Mr. Marren joined Texas Pacific Group, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex. Brown & Sons. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and serves on the Boards of Directors of Alltel Corporation, Avaya Inc., Celerity Group Inc., Conexant Systems, Inc., Freescale Semiconductor Inc., Intergraph Corp., Isola Group S.à r.l., and ON Semiconductor Corporation.

Mr. Mehra has been a Director since August 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the Boards of Directors of ADESA, Inc., ARAMARK Corporation, Burger King Corporation, Hawker Beechcraft, Inc. and Sigma Electric.

Ms. Richardson has been a Director since August 2005. Ms. Richardson has been a Managing Director of Providence Equity Partners since 2003 and oversees the New York-based team. Between 1998 and 2003, Ms. Richardson held various roles at JPMorgan, including Vice Chairman of the firm’s investment banking division and Global Co-Head of the firm’s Telecom, Media and Technology group. Prior to joining JPMorgan in 1998, Ms. Richardson was a Managing Director at Merrill Lynch, where she spent over 11 years. Ms. Richardson serves on the Boards of Directors of Open Solutions Inc. and USIS Corporation.

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

The Board has determined that Mr. Connaughton qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the Securities and Exchange Commission. Mr. Connaughton is not an independent director because of his affiliation with Bain Capital Partners, LLC, the affiliated funds of which hold a 13.69% equity interest in SunGard Capital Corp. and SunGard Capital Corp. II (collectively referred to as the “Parent Companies”).

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

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2007 to our chief executive officer (principal executive officer), chief financial officer (principal financial officer) and three other executive officers who were the most highly compensated executive officers in fiscal year 2007. We refer to these five executive officers as our “Named Executive Officers.”

Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of the Company’s executive officers and related duties. Management presents cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for corporate executive officers by exercising its discretion in accepting, modifying or rejecting any management recommendations.

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial and business results; and

•	to further align the interests of executive officers with those of our ultimate parent company stockholders by providing long-term equity compensation and meaningful equity ownership.

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

In 2007, the principal elements of compensation for Named Executive Officers were:

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

The survey data comes from two sources: Radford Executive Benchmark Survey, which focuses on technology companies, and Towers Perrin Compensation Data Bank, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies. For purposes of establishing compensation recommendations, we use a blend of the Radford and Towers Perrin survey data to reflect our size and industry. From the Radford survey data, we assessed compensation from 29 public and private companies with annual revenues in the range of $3 billion to $5 billion, and from the Towers Perrin survey data we assessed compensation of 80 companies with annual revenues in the range of $3 billion to $6 billion.

The companies we consider within our peer group are financial services technology companies against which various businesses within the Company compete for business and for talent. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from Radford and Towers Perrin. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2007:

Automatic Data Processing, Inc.	Electronic Data Systems Corporation	Paychex, Inc.
The BISYS Group, Inc.	First Data Corporation	SEI Investments Company
Computer Sciences Corporation	Fiserv, Inc.	The Thomson Corporation
DST Systems, Inc.

Our annual cash compensation packages for executive officers include base salary and a performance-based executive incentive compensation (“EIC”) bonus. We generally target total cash compensation at approximately 85% of the blended survey data. Because we pay for performance, we weight the cash compensation more heavily toward the performance incentives and less toward the base salary.

Base Salary.    For base salary, we generally target the 60th percentile of the blended survey data to provide a fixed compensation based on competitive market practice that is not subject to performance risk while also considering other factors, such as individual and company performance. We review the base salaries for each Named Executive Officer annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each Named Executive Officer based on his or her position and responsibility by using survey data. In 2007, we provided salary increases for the Named Executive Officers of 1.5% except in cases where an executive was significantly below survey data or warranted a larger increase for promotion. In April 2007, Messrs. Ashton and Finders received promotions and received salary increases commensurate with their new responsibilities. Salary for each Named Executive Officer for calendar year 2007 is reported in Table 1—Summary Compensation Table below.

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

The financial measures used for the 2007 EIC bonuses for the Named Executive Officers were one or both of the following: (i) 2007 EBITA, which represents actual earnings before interest, taxes and amortization, noncash stock compensation expense, management fees paid to the private equity firms that acquired the Company (“Sponsors”) and certain other unusual items (“Internal EBITA”) and (ii) 2007 budgeted revenue growth of the Company’s business segments. Internal EBITA and budgeted revenue growth were selected as the most appropriate measures upon which to base the annual incentive because they are important metrics that management and the Sponsors use to evaluate the performance of the Company.

The following table provides for the Named Executive Officers, for 2007, (i) the financial measure(s) used for the EIC bonuses, (ii) the on-target EIC goal, (iii) the amount earned if the on-target EIC goal is achieved, and (iv) the amount of 2007 EIC earned based on actual results:

Name	Financial Measures for 2007 EICs	2007 On-Target EIC Goal	Amount Earned if 2007 On-Target EIC Goal Achieved	EIC Earned based on Actual 2007 Results(1)
Cristóbal Conde	2007 Internal EBITA of the consolidated Company	$1,124,800,000	$1,857,000	$1,883,400
Michael J. Ruane	2007 Internal EBITA of the consolidated Company	$1,124,800,000	$689,000	$698,851
James E. Ashton III	2007 Internal EBITA of the Company’s Financial Systems segment	$499,069,000	$550,000	$2,061,346
	2007 budgeted revenue growth of the Company’s Financial Systems segment	$2,245,541,000
Harold C. Finders	2007 Internal EBITA of the Company’s Financial Systems segment	$499,069,000	$513,505	$2,011,400
	2007 budgeted revenue growth of the Company’s Financial Systems segment	$2,245,541,000
Michael K. Muratore	2007 Internal EBITA of Financial Systems, Higher Education and Public Sector segments	$734,100,000	$859,000	$1,034,036

(1)	The amount of the 2007 EIC earned by the Named Executive Officers also appears in Table 1—Summary Compensation Table below under the “Nonequity Incentive Plan Compensation” column.

Long-Term Equity Compensation

We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option or restricted stock unit (“RSU”) award and the value of our stock, we believe that granting options and RSUs is the best method of motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our equity program as a key retention tool. Retention is an important factor in our determination of the type of award to grant and the number of underlying Units to grant.

In 2005 in connection with the Transaction, executive officers and other managers and key employees were granted a combination of time-based and performance-based options to purchase equity in the Parent Companies. The size of these initial option grants were commensurate with the executive’s position, performance and tenure with the Company and were agreed to in connection with the Transaction. These grants were intended to cover the period between the grant date and December 31, 2010, absent promotions or other unusual circumstances. Accordingly, no Named Executive Officers received equity grants since 2005 other than Mr. Finders, who received a 2007 option grant due to his promotion to Division Chief Executive Officer, Financial Systems. Additional information on Mr. Finders’ 2007 grant and all outstanding grants to the Named Executive Officers are shown in Table 2–2007 Grants of Plan-Based Awards and Table 3–Outstanding Equity Awards at 2007 Fiscal Year-End below, respectively.

Performance-based options granted to the Named Executive Officers vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company during a specified performance period, generally five or six years. Based upon actual year-end 2007 results, 4.38% of each 2005 performance-based option award vested out of a maximum of 16.67% available to vest each of six years in the performance period, and 5.26% of each 2007 performance-based option award vested out of a maximum of 20% available to vest each of five years in the performance period. The annual vesting goals for the performance-based options were agreed to by the Sponsors and senior management in August 2005 in connection with the Transaction and require sustained and superior company-wide performance in each of the years in the performance period but allow for additional vesting for over performance.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees in the particular country in which the Named Executive Officer resides, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) or defined contribution pension plan.

The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the Named Executive Officers include leased automobiles and related tax gross-ups and are quantified in Table 1–Summary Compensation Table below.

Employment Agreements, Severance Compensation & Change of Control Protection

In connection with the Transaction, the Company entered into definitive employment agreements with certain senior managers, including the Named Executive Officers. The executives with such agreements are eligible for payments if employment terminates or if there is a change of control, as described under “Potential Payments on Termination or Change of Control” below. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control.

The agreements include the following terms:

•	A term through December 31, 2010, with one-year automatic renewals unless terminated on one year’s advance notice.

•

The same base salary as that payable by the Company prior to the Transaction, subject to annual adjustments, if any, made by the board of directors or the compensation committee of the board, in consultation with the chief executive officer. See “Base Salary” above for a description of the determination of base salary for the Company’s senior management.

•

The opportunity to earn an annual cash bonus provided that the aggregate bonus opportunity for the senior management as a group will be consistent with that provided by the Company to executives as a group prior to the Transaction, although the board of directors may re-align the performance metrics and other terms in consultation with the chief executive officer. See “Performance-Based Incentive Compensation” above for a description of the determination of cash bonuses for the Company’s senior management.

•	Employee benefits consistent with those provided by the Company to executives prior to the Transaction, including the right to participate in all employee benefit plans and programs.

•	Participation in the equity plan of SunGard Capital Corp. and SunGard Capital Corp. II.

•

The right to receive certain severance payments and benefits, including upon a termination without “cause,” a resignation for “good reason” or a change of control, consistent with the severance payments and benefits provided for under the change of control agreement with the Company in effect prior to the Transaction. See “Potential Payments Upon Termination or Change of Control” below.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for applicable post-termination periods.

•	The right to receive a tax gross-up payment should any payment provided under the agreement be subject to the excise tax under section 4999 of the Internal Revenue Code of 1986, as amended.

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

Stock Ownership

The Company does not have a formal policy requiring stock ownership by management. Our senior managers, including the Named Executive Officers, however, have committed significant personal capital to our Company in connection with the Transaction. See “Beneficial Ownership” under ITEM 12 below.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James H. Greene, Jr., Chairperson
Chinh E. Chu
John Connaughton
John Marren

Summary Compensation Table

The following table contains certain information about compensation earned in 2007 and 2006 by the Named Executive Officers.

Table 1—Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compen- sation(2) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation(3) ($)	Total ($)
Cristóbal Conde	2007	887,000	—	—	4,770,589	1,883,400	—	46,110	7,587,099
President, Chief Executive Officer and Director	2006	874,000	—	—	5,580,358	1,517,972	—	46,299	8,018,629
Michael J. Ruane	2007	430,000	—	—	1,060,530	698,851	—	40,145	2,229,526
Senior Vice President—Finance and Chief Financial Officer	2006	424,000	—	—	1,238,870	550,749	—	47,997	2,261,616
James E. Ashton III	2007	468,500	—	—	605,626	2,061,346	—	49,573	3,185,046
Division Chief Executive Officer	2006	374,000	—	—	703,387	1,213,629	—	50,941	2,341,957
Harold Finders(4) Division Chief Executive Officer	2007	487,740	—	—	675,241	2,011,400	—	190,327	3,364,654
Michael K. Muratore	2007	565,000	—	—	1,908,235	1,034,036	—	48,300	3,555,571
Executive Vice President	2006	557,000	—	—	2,232,136	850,423	—	55,055	3,694,614

(1)	The amounts in this column reflect the dollar amount recorded for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006, as applicable, in accordance with FAS 123(R), of awards granted pursuant to the SunGard 2005 Management Incentive Plan. The amounts thus include amounts from awards granted on August 12, 2005 at an exercise price of $18.00 per Unit and for Mr. Finders amounts from awards granted on September 21, 2007 at an exercise price of $20.72 per Unit. No option awards were granted in 2006 to any of the Named Executive Officers. Assumptions used in the calculation of this amount are included in Note 6 of the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2007 included in this Annual Report on Form 10-K. Because these amounts represent expense for financial reporting purposes, they are not representative of the actual value that the Named Executive Officer would receive upon exercise of these options.

(2)	The amounts in this column reflect the cash awards payable under performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

(3)	For Mr. Conde, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments, and automobile tax gross-ups ($12,341 in 2007 and $10,770 in 2006).

For Mr. Ruane, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, and automobile tax gross-ups ($11,066 in both 2007 and 2006).

For Mr. Ashton, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments, reimbursement of fuel and maintenance expenses, and automobile tax gross-ups ($10,104 in 2007 and $9,364 in 2006).

For Mr. Finders, amount includes health and welfare benefits, company defined contribution pension plan contributions, car lease payments and reimbursement of fuel and maintenance expenses.

For Mr. Muratore, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments, reimbursement of fuel and maintenance expenses, and automobile tax gross-ups ($10,610 in 2007 and $13,639 in 2006).

(4)	Mr. Finders’ compensation was paid in Swiss Francs (CHF). All amounts have been converted into U.S. dollars at the average 2007 currency exchange rate of 0.83424. Compensation information for fiscal year 2006 is not provided for Mr. Finders because he was not a Named Executive Officer in that year.

Grants of Plan-Based Awards in Fiscal Year 2007

To provide long-term equity incentives following the Transaction, the SunGard 2005 Management Incentive Plan (“Plan”) was established. The Plan authorizes the issuance of equity subject to awards made under the Plan for up to 60 million shares of Class A common stock and 7 million shares of Class L common stock of SunGard Capital Corp. and 2.5 million shares of preferred stock of SunGard Capital Corp. II.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. The options are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units (“RSUs”) for Units in the Parent Companies and options to purchase Class A common stock in SunGard Capital Corp. All awards under the Plan are granted at fair market value on the date of grant.

Time-based options vest over five years as follows: 25% one year after date of grant, and  1/48th of the remaining balance each month thereafter for 48 months. Time-based RSUs vest over five years as follows: 10% one year after date of grant, and  1/48th of the remaining balance each month thereafter for 48 months. Performance-based options and RSUs vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company during a specified performance period, generally five or six years. Time-based and performance-based options can partly or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years after the date of grant.

The following table contains information concerning grants of plan-based awards to the Named Executive Officers during 2007.

Table 2—2007 Grants of Plan-Based Awards

Name	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards(2)
			Threshold (#)	Target (#)	Maximum (#)
Cristóbal Conde	N/A	1,883,400	—	—	—	—	—			—
Michael J. Ruane	N/A	698,851	—	—	—	—	—			—
James E. Ashton III	N/A	2,061,346	—	—	—	—	—			—
Harold C. Finders	N/A	2,011,400	—	—	—	—	106,333 191,399	(3) (4)	$ $	20.72 20.72	$ $	83,560 114,618
Michael K. Muratore	N/A	1,034,036	—	—	—	—	—			—

(1)	Amounts reflect the cash awards to the named individuals under the performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

(2)	The amounts in this column reflect the dollar amount recorded for financial statement reporting purposes for the fiscal year ended December 31, 2007, as applicable, in accordance with FAS 123(R), of awards granted pursuant to the Plan and thus include amounts from awards granted to Mr. Finders on September 21, 2007 at an exercise price of $20.72 per Unit. Assumptions used in the calculation of this amount are included in Note 6 of the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2007 included in this Annual Report on Form 10-K.

(3)	Time-based option for Units.

(4)	Performance-based option for Units.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table contains certain information with respect to options held as of December 31, 2007 by the Named Executive Officers.

Table 3—Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Cristóbal Conde	885,997(1)	885,997	—	18.00	08/11/2015	—	—	—	—
	555,619(2)	—	2,633,924	18.00	08/11/2015
Michael J. Ruane	193,449(1)	193,448	—	18.00	08/11/2015	—	—	—	—
	129,644(2)	—	614,579	18.00	08/11/2015
	3,424(3)	—	—	4.50	02/26/2013
	43,687(3)	—	—	4.50	02/25/2014
	59,153(3)	—	—	4.50	03/03/2015
James E. Ashton III	101,944(1)	101,944	—	18.00	08/11/2015	—	—	—	—
	88,899(2)	—	421,426	18.00	08/11/2015
	3,083(3)	—	—	4.50	02/22/2010
	50,648(3)	—	—	4.50	08/22/2010
	36,578(3)	—	—	4.50	11/18/2010
	11,111(3)	—	—	4.50	03/07/2011
	34,000(3)	—	—	4.50	03/07/2011
	10,740(3)	—	—	4.50	03/06/2012
	77,885(3)	—	—	4.50	03/03/2013
	39,437(3)	—	—	4.50	02/25/2014
	55,038(3)	—	—	4.50	03/03/2015
Harold C. Finders	88,601(1)	88,601	—	18.00	08/11/2015	—	—	—	—
	— (4)	106,333	—	20.72	09/20/2017
	55,563(2)	—	263,395	18.00	08/11/2015
	10,068(5)	—	181,331	20.72	09/20/2017
Michael K. Muratore	354,398(1)	354,398	—	18.00	08/11/2015	—	—	—	—
	222,247(2)	—	1,053,566	18.00	08/11/2015

(1)	Time-based stock options granted on August 12, 2005 and which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(2)	Performance-based options granted on August 12, 2005 and which vest upon the attainment of certain annual or cumulative earnings goals for the Company during the six-year period beginning January 1, 2005, as discussed in further detail above.

(3)	Continuation options are fully vested. To the extent outstanding options of the Predecessor company were not exercised before closing the Transaction, such options converted into fully vested options to purchase equity units in the Parent Companies.

(4)	Time-based stock options granted on September 21, 2007 and which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(5)	Performance-based options granted on September 21, 2007 and which vest upon the attainment of certain annual or cumulative earnings goals for the Company during the five-year period beginning January 1, 2007, as discussed in further detail above.

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2007.

Pension Benefits

None of the Named Executive Officers receive benefits under any defined benefit or actuarial pension plan.

Employment and Change of Control Agreements

As discussed above, the Company entered into a definitive employment agreement with each of the Named Executive Officers. The terms of these agreements are described above under Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and option agreements, set forth below is a description of the potential payments the Named Executive Officers would receive if their employment was terminated.

The terms cause, good reason, change of control and sale of business are defined in the executive employment agreements. Forms of these agreements have been filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Termination without Cause or for Good Reason; Certain Change in Control Transactions.    If a Named Executive Officer’s employment is terminated by the Company without cause, or a Named Executive Officer terminates his employment in certain circumstances which constitute good reason, including certain change of control transactions, then:

•	the Company will pay the Named Executive Officer the following:

•	a lump sum cash severance amount equal to the applicable multiplier multiplied by the sum of 2007 base salary and target incentive bonus;

•	a lump sum cash payment of all accrued compensation (as defined in the agreement) as of December 31, 2007;

•

either (i) continued coverage under health and welfare benefits for the number of years equal to the applicable multiplier after termination of his employment or (ii) the Company may elect to pay cash in lieu of such continued coverage in an amount equal to the after-tax cost of obtaining comparable coverage;

•	an amount equal to any excise tax charged to the Named Executive Officer as a result of the receipt of any change of control payments;

•	performance-based options vest on a pro rata basis through the termination date, time-based options immediately stop vesting and all unvested time-based options are forfeited;

•	if a change of control occurs and employment is not offered, then all unvested performance-based options vest on a return-on-equity basis and all unvested time-based options become fully vested;

•

if a sale of the business occurs and the employment agreement is not assumed, then performance-based options vest on a pro rata basis through the termination date, all unvested time-based options become fully vested and all unvested performance-based options are forfeited.

Resignation without Good Reason; Certain Change in Control or Sale of Business Transactions.    If a Named Executive Officer terminates his employment voluntarily without good reason, including certain change of control and sale of business transactions, then:

•	the Company will pay the Named Executive Officer only a lump sum cash payment of all accrued compensation with the exception of his 2007 pro rated target incentive bonus;

•

all performance-based options stop vesting as of the beginning of the year of termination, all time-based options immediately stop vesting, and all unvested time-based and performance-based options are forfeited; and

•

with the exception of Mr. Conde, if a change of control occurs and employment is offered but the Named Executive Officer resigns, then all unvested performance-based options vest on a return-on-equity basis and all unvested time-based options become fully vested. Under the terms of Mr. Conde’s employment agreement, if a change of control occurs and Mr. Conde is offered employment but he resigns, his resignation is considered for good reason.

Termination for Cause.    If the Company terminates a Named Executive Officer’s employment for cause, then:

•	the Company will pay the Named Executive Officer only a lump sum cash payment of all accrued compensation with the exception of his 2007 pro rated target incentive bonus;

•	all vested and unvested time and performance options are forfeited.

Disability or Death.    If a Named Executive Officer’s employment is terminated due to his disability or death, then:

•	the Company will pay the Named Executive Officer (or his beneficiary in the event of death) a lump sum cash payment of all accrued compensation;

•	the Named Executive Officer (or his beneficiary in the event of death) shall receive payments under an insurance policy offered through the Company; and

•	performance-based options vest on a pro rata basis through the termination date; all time-based options immediately stop vesting and all unvested time-based options are forfeited.

In order to receive any of the above described severance benefits, the Named Executive Officer is required to execute a release of all claims against the Company. In order to exercise stock options, the Named Executive Officer must execute a certificate of compliance with the restrictive covenants contained in his employment agreement and all other agreements.

The tables below reflect the amount of compensation payable to each of the Named Executive Officers in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the Named Executive Officers upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such executive’s separation from the Company.

Cristóbal Conde—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason; or Sale of Business Employment Offered But Resigns	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$8,232,000	—	$8,232,000	$8,232,000	$8,232,000	—	—
Target Incentive Bonus of Year of Termination	$1,857,000	—	$1,857,000	$1,857,000	$1,857,000	$1,857,000	$1,857,000
Time-Based Stock Options(2)	—	—	$4,004,705	$4,004,705	$4,004,705	—	—
Performance-Based Stock Options(3)	—	—	—	$11,905,337	$11,905,337	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$62,937	—	$62,937	$62,937	$62,937	—	—
Life Insurance Proceeds	—	—	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	—	—	$984,659	—
Accrued Vacation Pay	$17,058	$17,058	$17,058	$17,058	$17,058	$17,058	$17,058
Excise Tax & Gross-Up	—	—	—	—	—	—	—
Total:	$10,168,995	$17,058	$14,173,700	$26,079,037	$26,079,037	$2,858,717	$2,074,058

(1)	Consists of three times the sum of (a) 2007 base salary of $887,000 and (b) 2007 target incentive bonus of $1,857,000.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.52 per Unit as of December 31, 2007. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their equity investment (“Investment”). If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $9,613,079, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of three times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2007 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

Michael J. Ruane—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason; or Sale of Business Employment Offered But Resigns	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$3,357,000	—	$3,357,000	$3,357,000	—	—	—
Target Incentive Bonus of Year of Termination	$689,000	—	$689,000	$689,000	—	$689,000	$689,000
Time-Based Stock Options(2)	—	—	$874,385	$874,385	$874,385	—	—
Performance-Based Stock Options(3)	—	—	—	$2,777,897	$2,777,897	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$45,546	—	$45,546	$45,546	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	—	—	$781,729	—
Accrued Vacation Pay	$8,269	$8,269	$8,269	$8,269	$8,269	$8,269	$8,269
Excise Tax & Gross-Up	—	—	—	—	—	—	—
Total:	$4,099,815	$8,269	$4,974,200	$7,752,097	$3,660,551	$1,478,998	$897,269

(1)	Consists of three times the sum of (a) 2007 base salary of $430,000 and (b) 2007 target incentive bonus of $689,000.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.52 per Unit as of December 31, 2007. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their Investment. If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $2,243,040, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of three times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2007 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

James E. Ashton III—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason; or Sale of Business Employment Offered But Resigns	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,100,000	—	$2,100,000	$2,100,000	—	—	—
Target Incentive Bonus of Year of Termination	$550,000	—	$550,000	$550,000	—	$550,000	$550,000
Time-Based Stock Options(2)	—	—	$460,787	$460,787	$460,787	—	—
Performance-Based Stock Options(3)	—	—	—	$1,904,846	$1,904,846	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$41,958	—	$41,958	$41,958	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	—	—	$949,964	—
Accrued Vacation Pay	—	—	—	—	—	—	—
Excise Tax & Gross-Up	—	—	—	—	—	—	—
Total:	$2,691,958	—	$3,152,745	$5,057,591	$2,365,633	$1,499,964	$750,000

(1)	Consists of two times the sum of (a) 2007 base salary of $500,000 and (b) 2007 target incentive bonus of $550,000.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.52 per Unit as of December 31, 2007. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their Investment . If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $1,538,088, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of two times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2007 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

Harold C. Finders—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason; or Sale of Business Employment Offered But Resigns	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,054,019	—	$2,054,019	$2,054,019	—	—	—
Target Incentive Bonus of Year of Termination	$513,505	—	$513,505	$513,505	—	$513,505	$513,505
Time-Based Stock Options(2)	—	—	$591,874	$591,874	$591,874	—	—
Performance-Based Stock Options(3)	—	—	—	$1,516,941	$1,516,941	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$338,091	—	$338,091	$338,091	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	$4,471,848
Disability Benefits(5)	—	—	—	—	—	$8,056,668	—
Accrued Vacation Pay	$44,730	$44,730	$44,730	$44,730	$44,730	$44,730	$44,730
Excise Tax & Gross-Up	—	—	—	—	—	—	—
Total:	$2,950,345	$44,730	$3,542,219	$5,059,160	$2,153,545	$8,614,903	$5,030,083

(1)	Consists of two times the sum of (a) 2007 base salary of $513,505 and (b) 2007 target incentive bonus of $513,505. Mr. Finders’ payments would be in Swiss Francs (CHF). All amounts have been converted into U.S. dollars at the average 2007 currency exchange rate of 0.83424.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.52 per Unit as of December 31, 2007. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their Investment. If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $1,236,934, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of two times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2007 defined contribution pension plan contribution.

(5)	Represents Swiss disability program benefits consisting of the sum of (a) a one-time upfront payment and (b) the lump-sum present value of annual payments the executive is entitled to receive for the remainder of his life.

Michael K. Muratore—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause & Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason; or Sale of Business Employment Offered But Resigns	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$4,272,000	—	$4,272,000	$4,272,000	—	—	—
Target Incentive Bonus of Year of Termination	$859,000	—	$859,000	$859,000	—	$689,000	$689,000
Time-Based Stock Options(2)	—	—	$1,601,877	$1,601,877	$1,601,877	—	—
Performance-Based Stock Options(3)	—	—	—	$4,762,118	$4,762,118	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$62,937	—	$62,937	$62,937	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	$200,000
Disability Benefits(5)	—	—	—	—	—	$346,090	—
Accrued Vacation Pay	$10,865	$10,865	$10,865	$10,865	$10,865	$10,865	$10,865
Excise Tax & Gross-Up	—	—	—	—	—	—	—
Total:	$5,204,802	$10,865	$6,806,679	$11,568,797	$6,374,860	$1,045,955	$899,865

(1)	Consists of three times the sum of (a) 2007 base salary of $565,000 and (b) 2007 target incentive bonus of $859,000.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.52 per Unit as of December 31, 2007. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their Investment. If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $3,845,220, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of three times the sum of (a) the Company’s cost for the executive’s health and welfare benefits and (b) the value of the Company’s 2007 retirement plan matching contribution.

(5)	Reflects the estimated lump-sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program. The executive is entitled to receive such benefits until he reaches age 65.

Director Compensation

None of our directors except Mr. Mann receive compensation for serving as directors. Mr. Mann receives annual director equity awards; he does not receive any cash director fees. On December 17, 2007, Mr. Mann was granted a time-based hybrid equity grant for 1,868 Units, consisting of an RSU grant of 1,868 Units and an option for 4,704 shares of Class A common stock at an exercise price of $2.38 per share. The RSU vests over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Once vested, the RSUs become payable in shares upon the first to occur of a change of control, removal or resignation as a director, or the date that is five years after the date of grant. The option expires ten years from the date of grant and vests over five years as follows: 25% one year after date of grant and 1/48th of the remaining balance each month thereafter for 48 months. The following table contains for Mr. Mann compensation received during the year ended December 31, 2007 for serving as a director of the Company and its holding companies.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James L. Mann(2)	—	—	10,463	—	—	—	10,463

(1)	The amount in this column reflects the dollar amount recorded for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), of Mr. Mann’s equity awards granted pursuant to the Plan. Assumptions used in the calculation of this amount are included in Note 6 of the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2007 included in this Annual Report on Form 10-K.

(2)	In addition to serving as a director, Mr. Mann is currently an employee of the Company and received in 2007 a base salary of $300,000 and health and welfare benefits, a matching 401(k) savings plan contribution, automobile benefits including reimbursement of fuel and maintenance expenses and an automobile tax gross-up ($4,158).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Chu, Connaughton, Greene and Marren, who were each appointed to the Compensation Committee in August 2005 in connection with the Transaction. None of these individuals has been at any time an officer or employee of our Company. During 2007, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2007 with respect to the SunGard 2005 Management Incentive Plan under which equity in the Parent Companies are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)			Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A)) (C)
	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock		Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Equity compensation plans approved by security holders	49,908,347	5,239,241	1,814,142	$16.03	7,946,067	1,522,434	603,336
Equity compensation plans not approved by security holders	—	—	—	—	—	—	—
Total	49,908,347	5,239,241	1,814,142	$16.03	7,946,067	1,522,434	603,336

Beneficial Ownership

All of our outstanding stock is beneficially owned by SunGard Capital Corp. and SunGard Capital Corp. II through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SunGard Capital Corp. and SunGard Capital Corp. II as of February 15, 2008 by each person who is known by us to beneficially own more than 5% of the equity securities of SunGard Capital Corp. and SunGard Capital Corp. II, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.69%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.69%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.16%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.69%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.37%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.55%
Texas Pacific Group Funds(9)	34,849,657	3,872,184	1,340,371	13.69%
James E. Ashton III(10) (executive officer)	678,737	75,406	26,105	—
Chinh E. Chu(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.69%
Cristóbal Conde(10) (director and executive officer)	3,606,964	400,705	138,729	1.42%
John Connaughton(3)(12) (director)	34,849,657	3,872,184	1,340,371	13.69%
Harold C. Finders(10) (executive officer)	287,122	31,895	11,043	—
James H. Greene, Jr.(6)(13) (director)	34,849,657	3,872,184	1,340,371	13.69%
Glenn H. Hutchins(8)(14) (director)	34,488,546	3,832,061	1,326,483	13.55%
James L. Mann (director)	74,278	8,253	2,857	—
John Marren(15) (director)	—	—	—	—
Sanjeev Mehra(5)(16) (director)	28,393,651	3,154,850	1,092,063	11.16%
Michael K. Muratore(10) (executive officer)	1,292,778	143,614	49,722	—
Julie Richardson(7)(17) (director)	21,295,238	2,366,138	819,048	8.37%
Michael J. Ruane(10) (executive officer)	977,103	108,552	37,581	—
All 23 directors and executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(18)	200,747,701	22,329,408	7,720,015	78.88%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SunGard Capital Corp. and SunGard Capital Corp. II on February 15, 2008, as adjusted as required by applicable rules.

(3)	Includes (i) 34,693,273 Class A shares and 3,801,832 Class L shares of common stock of SunGard Capital Corp. and 1,313,076 shares of preferred stock of SunGard Capital Corp. II held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares and 70,352 Class L shares of common stock of SunGard Capital Corp. and 27,295 shares of preferred stock of SunGard Capital Corp. II held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares and 2,035,248 Class L shares of common stock of SunGard Capital Corp. and 704,509 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares and 32,139 Class L shares of common stock of SunGard Capital Corp. and 11,125 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares and 90,060 Class L shares of common stock of SunGard Capital Corp. and 31,175 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares and 7,356 Class L shares of common stock of SunGard Capital Corp. and 2,546 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares and 1,604,938 Class L shares of common stock of SunGard Capital Corp. and 555,556 shares of preferred stock of SunGard Capital Corp. II held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares and 102,443 Class L shares of common stock of SunGard Capital Corp. and 35,461 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

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

(8)	Includes (i) 34,440,889 Class A shares and 3,826,765 Class L shares of common stock of SunGard Capital Corp. and 1,324,650 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares and 5,295 Class L shares of common stock of SunGard Capital Corp. and 1,833 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Technology Investors II, L.P. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose general partner is SLTA II. The address of each of the entities listed in this footnote is c/o Silver Lake, 9 West 57th Street, 25th Floor, New York, New York 10019.

(9)	Includes (i) 20,745,833 Class A shares and 2,305,093 Class L shares of common stock of SunGard Capital Corp. and 797,917 shares of preferred stock of SunGard Capital Corp. II held by TPG Partners IV, L.P. (“TPG IV”), whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), whose general partner is TPG Advisors IV, Inc. (“TPG Advisors IV”); (ii) 2,349,389 Class A shares and 261,043 Class L shares of common stock of SunGard Capital Corp. and 90,361 shares of preferred stock of SunGard Capital Corp. II held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares and 41,889 Class L shares of common stock of SunGard Capital Corp. and 14,500 shares of preferred stock of SunGard Capital Corp. II held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II, whose general partner is T3 Advisors II; (iv) 5,416,667 Class A shares and 601,852 Class L shares of common stock of SunGard Capital Corp. and 208,333 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar III LLC (“TPG Solar III”), whose managing member is TPG Partners III, L.P. (“TPG Partners III”), whose general partner is TPG GenPar III, L.P. (“TPG GenPar III”), whose general partner is TPG Advisors III, Inc. (“TPG Advisors III”); and (v) 5,960,768 Class A shares and 662,308 Class L shares of common stock of SunGard Capital Corp. and 229,260 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar Co-Invest LLC (“TPG Solar Co-Invest” and, collectively with TPG IV, T3 Partners II, T3 Parallel II and TPG Solar III, the “Texas Pacific Group Funds”), whose managing member is TPG GenPar IV, whose general partner is TPG Advisors IV. Messrs. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of each of TPG Advisors IV, T3 Advisors II and TPG Advisors III, may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the Texas Pacific Group Funds, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The address of each of the entities and persons identified in this footnote is c/o Texas Pacific Group, 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after February 15, 2008 by exercising stock options:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
James E. Ashton III	678,737	75,406	26,105
Cristóbal Conde	2,018,076	224,162	77,618
Harold C. Finders	214,899	23,870	8,265
Michael K. Muratore	807,228	89,664	31,047
Michael J. Ruane	589,599	65,496	22,677
All 23 directors and officers as a group	7,518,832	832,219	288,135

(11)	Mr. Chu, a director of the Parent Companies and SunGard, is a member of BMA IV and BCMA IV and a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Chu are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Chu does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	Mr. Connaughton, a director of the Parent Companies and SunGard, is a member and managing director of BCI. Amounts disclosed for Mr. Connaughton are also included above in the amounts disclosed in the table next to “Bain Funds.” Mr. Connaughton disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(13)	Mr. Greene, a director of the Parent Companies and SunGard, is a member of KKR Millennium GP LLC and KKR III GP LLC. Amounts disclosed for Mr. Greene are also included above in the amounts disclosed in the table next to “KKR Funds.” Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of Texas Pacific Group, an affiliate of the Texas Pacific Group Funds.

(16)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(17)	Ms. Richardson, a director of the Parent Companies and SunGard, is a managing director of Providence Equity Partners, Inc., an affiliate of the Providence Equity Funds. Amounts disclosed for Ms. Richardson are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Ms. Richardson disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of her pecuniary interest therein.

(18)	Excluding shares beneficially owned by Ms. Richardson and Messrs. Chu, Connaughton, Greene, Hutchins and Mehra, the number of shares beneficially owned by all directors and officers as a group is as follows: Class A Common—12,021,294; Class L Common—1,332,492; Preferred—461,307; percent of classes—4.71%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On August 11, 2005, upon completion of the Transaction, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consultant services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. Under the management agreement, affiliates of the Sponsors receive quarterly annual management fees equal to 1% of the Company’s quarterly “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of management consulting services pursuant to the agreement. During the year ended December 31, 2007, the Company recorded an additional $16.6 million relating to management fees.

In the event that the management agreement is terminated, the Sponsors will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors or the Company and its parent companies provide notice to the other. Finally, the management agreement provides that affiliates of the Sponsors will be entitled to receive a fee equal to 1% of the gross transaction value in connection with certain subsequent financing, acquisition, disposition and change of control transactions in excess of a threshold amount.

In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from Cristóbal Conde, our chief executive officer in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock. Also in connection with the Transaction, SunGard Capital Corp. II received a $6 million promissory note (together with the SunGard Capital Corp. note, the “Notes”) from Mr. Conde in payment for 61,000 shares of preferred stock. In October 2007, these Notes were fully repaid and cancelled. The Notes bore interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725% per annum and were payable on the last day of each calendar quarter in arrears. SunGard Data Systems Inc. was not a party to these arrangements, which were entered into prior to the consummation of the Transaction.

In addition to serving as a director, Mr. Mann is currently an employee of the Company and accordingly in 2007 received salary and benefits. See note 2 to the table under “Director Compensation.”

DIRECTOR INDEPENDENCE

The Company is a privately held corporation. Our directors (other than Messrs. Conde and Mann) are not independent because of their affiliations with funds which hold more than 5% equity interests in the Parent Companies. Messrs. Conde and Mann are not independent directors because they are currently employed by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by Pricewaterhouse-Coopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2006 and 2007, and fees for other services rendered by PricewaterhouseCoopers LLP for 2006 and 2007.

Fees	2006	2007
Audit fees(1)	$5,639,000	$6,202,000
Audit-related fees(2)	$313,000	$482,000
Tax fees(3)	$320,000	$269,000
All other fees(4)	$435,000	$432,000

Total Fees	$6,707,000	$7,385,000

(1)	In 2006, consists of services rendered in connection with the audit of our annual financial statements ($3,222,000), consultation on technical accounting issues ($104,000) and certain broker-dealer audits and statutory audits ($2,313,000). In 2007, consists of services rendered in connection with the audit of our annual financial statements ($3,069,000), consultation on technical accounting issues ($175,000) and certain broker-dealer audits and statutory audits ($2,958,000).

(2)	Consists of savings plan audits and pre-acquisition due diligence services.

(3)	Consists of worldwide tax services.

(4)	Consists of SAS 70 data center audit fees.

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

The audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in 2007 were pre-approved by the Audit Committee in accordance with its pre-approval policy. In 2008, PricewaterhouseCoopers LLP provided permissible audit-related services to the Company for fees of $7,500 which were not pre-approved by the Audit Committee and for which the de minimis exception was used.

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

SUNGARD DATA SYSTEMS INC.

Date: March 7, 2008	By:	/s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CRISTÓBAL CONDE Cristóbal Conde	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2008

/s/ MICHAEL J. RUANE Michael J. Ruane	Senior Vice President—Finance and Chief Financial Officer (principal financial officer)	March 7, 2008

/s/ KAREN M. MULLANE Karen M. Mullane	Vice President and Controller (principal accounting officer)	March 7, 2008

/s/ CHINH E. CHU Chinh E. Chu	Director	March 7, 2008

/s/ JOHN CONNAUGHTON John Connaughton	Director	March 7, 2008

/s/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 7, 2008

/s/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 7, 2008

/s/ JAMES MANN James Mann	Director	March 7, 2008

/s/ JOHN MARREN John Marren	Director	March 7, 2008

/s/ SANJEEV MEHRA Sanjeev Mehra	Director	March 7, 2008

/s/ JULIE RICHARDSON Julie Richardson	Director	March 7, 2008

List of Exhibits

NUMBER	DOCUMENT

2.1	Agreement and Plan of Merger, dated as of March 27, 2005, between Solar Capital Corp. and SunGard Data Systems Inc. (incorporated herein by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2005 and filed March 28, 2005 (Commission File No. 1-12989)).

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

3.2	Amended and Restated Bylaws of SunGard (filed with this Report).

4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File
No. 1-12989)).

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.3	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.4	Registration Rights Agreement dated January 15, 2004 between SunGard and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the initial purchasers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003
(Commission File No. 1-12989)).

4.5	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.6	Registration Rights Agreement, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., relating to the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992
(Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.8	Amendment to 401 Lease, dated March 31, 2006 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-12989)).

10.9	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001
(Commission File No. 1-12989)).

10.10	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.11	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.12	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).

10.13	Credit Agreement, dated as of August 11, 2005, among Solar Capital Corp. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, SunGard Data Systems Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Barclays Bank PLC and The Royal Bank of Canada as Co-Documentation Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Bookrunners (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005
(Commission File No. 1-12989)).

10.14	Amendment dated February 28, 2007 to Credit Agreement (incorporated by reference to the Exhibit filed with SunGard’s Current Report on Form 8-K dated February 28, 2007 and filed March 2, 2007 (Commission File No. 1-12989)).

10.15	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005
(Commission File No. 1-12989)).

10.16	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
No. 1-12989)).

10.17	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.18	First Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among Certain Subsidiaries of SunGard Data Systems Inc., as Sellers and SunGard Financing LLC (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
No. 1-12989)).

NUMBER		DOCUMENT
10.19		Second Step Receivables Purchase Agreement, dated as of August 11, 2005, by and among SunGard Financing LLC as Transferor, and SunGard Funding II LLC, as the Transferee (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.20		Insured Receivables Credit Agreement, dated as of August 11, 2005, among SunGard Funding LLC as the Borrower, the Persons Party thereto as Conduit Lenders, Committed Lenders and Funding Agents, Financial Guaranty Insurance Company as Insurer and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.21		Amendment No. 1 to Insured Receivables Credit Agreement, dated as of December 21, 2005, (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 21, 2005 and filed December 23, 2005 (Commission File No. 1-12989)).

10.22		Insured Receivables Facility Performance Undertaking, dated as of August 11, 2005, executed by SunGard Data Systems Inc. in favor of SunGard Financing LLC, together with its successors and assigns, including JPMorgan Chase Bank, N.A., as Administrative Agent on behalf of the Lenders and the Insurer (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.23	Insured Receivables Facility Security Agreement, dated as of August 11, 2005, among SunGard Funding LLC, as Grantor and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
No. 1-12989)).

10.24	Insured Receivables Facility Collection Agent Agreement, dated as of August 11, 2005, by and between SunGard Data Systems Inc., as Collection Agent, and SunGard Funding LLC (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
No. 1-12989)).

10.25	(1)	Form of Change in Control Agreement including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.26	(1)	Form of Change in Control Agreement not including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.27	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
No. 1-12989)).

NUMBER		DOCUMENT
10.28	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.29	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.30	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.31	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.32	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in South Carolina and Alabama employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.33	(1)	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.34(1)		Employment Agreement between Eric Berg and SunGard, dated and effective as of October 9, 2007 (filed with this Report).

10.35	(1)	Employment Agreement between Gil Santos and SunGard, dated and effective as of November 15, 2007 (filed with this Report).

10.36	(1)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File
		No. 1-12989)), as amended by Amendment dated as of February 25, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-12989)).

NUMBER		DOCUMENT
10.37	(1)	SunGard 2005 Management Incentive Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.38	(1)	SunGard Dividend Rights Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.39	(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.40	(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.41	(1)	Forms of Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.42	(1)	Forms of Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.43	(1)	Forms of Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.44	(1)	Forms of Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.45	(1)	Forms of Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.46	(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated May 16, 2006 and filed May 22, 2006 (Commission File No. 1-12989)).

10.47	(1)	Form of Indemnification Agreement entered into by SunGard with certain officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File
		No. 0-14232)).

10.48(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
		No. 1-12989)).

NUMBER	DOCUMENT
10.49	Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.50	Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.51	Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors (“Principal Investor Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File
No. 1-12989)).

10.52	Amendment No. 2 to Principal Investor Agreement, dated as of January 31, 2008 (filed with this Report).

10.53	Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

(1)	Management contract or compensatory plan or arrangement.