Form 10-Q
period 2008-03-31
SUNGARD DATA SYSTEMS INC
filed 2008-05-14
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

There were 100 shares of the registrant’s common stock outstanding as of March 31, 2008.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(unaudited)

	December 31, 2007	March 31, 2008

Assets
Current:
Cash and cash equivalents	$427	$427
Trade receivables, less allowance for doubtful accounts of $12 and $21	290	297
Earned but unbilled receivables	63	73
Prepaid expenses and other current assets	166	144
Clearing broker assets	469	555
Retained interest in accounts receivable sold	243	241
Deferred income taxes	32	32

Total current assets	1,690	1,769

Property and equipment, less accumulated depreciation of $533 and $595	852	869
Software products, less accumulated amortization of $542 and $605	1,266	1,256
Customer base, less accumulated amortization of $475 and $531	2,745	2,735
Other tangible and intangible assets, less accumulated amortization of $21 and $25	179	192
Trade name	1,022	1,024
Goodwill	7,086	7,108

Total Assets	$14,840	$14,953

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$55	$313
Accounts payable	85	86
Accrued compensation and benefits	271	198
Accrued interest expense	148	72
Other accrued expenses	390	406
Clearing broker liabilities	434	529
Deferred revenue	825	859

Total current liabilities	2,208	2,463

Long-term debt	7,430	7,322
Deferred income taxes	1,646	1,625

Total liabilities	11,284	11,410

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,694	3,713
Accumulated deficit	(207)	(229)
Accumulated other comprehensive income	69	59

Total stockholder’s equity	3,556	3,543

Total Liabilities and Stockholder’s Equity	$14,840	$14,953

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Revenue:
Services	$1,022	$1,198
License and resale fees	65	59

Total products and services	1,087	1,257
Reimbursed expenses	29	45

	1,116	1,302

Costs and expenses:
Cost of sales and direct operating	525	643
Sales, marketing and administration	240	277
Product development	74	79
Depreciation and amortization	59	67
Amortization of acquisition-related intangible assets	104	112

	1,002	1,178

Income from operations	114	124
Interest income	5	5
Interest expense and amortization of deferred financing fees	(165)	(148)
Other expense	(37)	(21)

Loss before income taxes	(83)	(40)
Provision for (benefit from) income taxes	13	(18)

Net loss	$(96)	$(22)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flow from operations:
Net loss	$(96)	$(22)
Reconciliation of net loss to cash flow (used in) provided by operations:
Depreciation and amortization	163	179
Deferred income tax benefit	(21)	(30)
Stock compensation expense	6	7
Amortization of deferred financing costs and debt discount	19	9
Other noncash expense	2	16
Accounts receivable and other current assets	75	(10)
Accounts payable and accrued expenses	(180)	(154)
Clearing broker assets and liabilities, net	10	9
Deferred revenue	10	24

Cash flow (used in) provided by operations	(12)	28

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(64)
Cash paid for property and equipment and software	(69)	(84)
Other investing activities	(4)	—

Cash used in investment activities	(86)	(148)

Financing activities:
Cash received from borrowings, net of fees	503	151
Cash used to repay debt	(414)	(30)
Other financing activities	—	(10)

Cash provided by financing activities	89	111

Effect of exchange rate changes on cash	(2)	9

Increase (decrease) in cash and cash equivalents	(11)	—
Beginning cash and cash equivalents	316	427

Ending cash and cash equivalents	$305	$427

Supplemental information:
Acquired businesses:
Property and equipment	$1	$1
Software products	7	39
Customer base	9	44
Goodwill	11	37
Other tangible and intangible assets	1	1
Deferred income taxes	(5)	(34)
Purchase price obligations and debt assumed	(4)	(10)
Net current liabilities assumed	(7)	(14)

Cash paid for acquired businesses, net of cash acquired of $7 and $20, respectively	$13	$64

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, (“SFAS 141R”), which changes accounting principles for business acquisitions. SFAS 141R requires the recognition of all the assets acquired and liabilities assumed in the transaction based on the acquisition-date fair value. Certain provisions of this standard will, among other things, impact the determination of consideration paid or payable in a business combination and change accounting practices for transaction costs, acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS 141R is effective for business combinations and adjustments to all acquisition-related deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the requirements of this standard; however, this standard could have a significant impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect SFAS 161 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142,

Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company is currently evaluating the impact of this staff position but would not expect FSP 142-3 to have a material impact on the consolidated financial statements.

2. Acquisitions:

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the three months ended March 31, 2008, the Company completed two acquisitions in its FS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $64 million. The allocations of purchase price for these acquisitions and certain others completed in 2007 are preliminary.

The following table lists the businesses the Company acquired in the first quarter of 2008:

Acquired Company/Business	Date Acquired	Description
Advanced Portfolio Technologies, Inc.	2/29/2008	Portfolio optimization and risk management software.

Corporate Payments Division of Payformance Corporation	2/29/2008	Integrated electronic and outsourced payment solutions.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE	PS	AS	Total
Balance at December 31, 2007	$2,942	$971	$911	$2,262	$7,086
2008 acquisitions	29	—	—	—	29
Income tax adjustments related to the Transaction	(4)	(2)	(1)	(3)	(10)
Effect of foreign currency translation	3	—	—	—	3

Balance at March 31, 2008	$2,970	$969	$910	$2,259	$7,108

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2007	March 31, 2008
Segregated customer cash and treasury bills	$109	$146
Securities owned	25	34
Securities borrowed	302	343
Receivables from customers and other	33	32

Clearing broker assets	$469	$555

Payables to customers	$114	$155
Securities loaned	271	308
Customer securities sold short, not yet purchased	16	19
Payable to brokers and dealers	33	47

Clearing broker liabilities	$434	$529

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

4. Debt:

In January 2008 and February 2008, the Company entered into a three-year interest rate swap agreement and a two-year interest rate swap agreement, respectively, each for a notional amount of $750 million, under which the Company is required to pay the counterparty a stream of fixed rate interest payments of 3.17% and 2.71%, respectively, and, in turn, receives variable interest payments based on LIBOR from the counterparty.

5. Income Taxes:

The Company’s reserve for unrecognized income tax benefits at March 31, 2008 is $20 million. This liability includes approximately $3 million (net of federal and state benefit) in accrued interest and penalties. Since substantially all of the liability relates to matters existing at the date of the Transaction, any reversal of reserve is not expected to have a material impact on the Company’s annual effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

At any time some portion of the Company’s operations are under audit. The Company is currently under audit by the Internal Revenue Service for the calendar years 2003 through 2006. In addition, various state and foreign jurisdiction tax years remain open to examination. Based on the outcome of these audits, it is reasonably possible that certain matters may be resolved within the next 12 months and the reserve for unrecognized income tax benefits could change. The Company is unable to estimate the range of any possible adjustment at this time.

6. Fair Value Measurements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, established a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about the use of fair value measures. The Company partially adopted SFAS 157 on January 1, 2008 with no impact on its financial position or operating results. FASB Staff Position SFAS 157-2, Effective Date of FASB Statement 157, permits the Company to defer recognition and measurement of nonfinancial assets and liabilities measured on a nonrecurring basis until January 1, 2009.

The fair value hierarchy, as defined by SFAS 157, is as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Clearing broker assets - securities owned	$34	$—	$—	$34
Retained interest in accounts receivable sold	—	—	241	241
Currency option	—	1	—	1

	$34	$1	$241	$276

Liabilities
Clearing broker liabilities - customer securities sold short, not yet purchased	$19	$—	$—	$19
Interest rate swap agreements	—	84	—	84

	$19	$84	$—	$103

Clearing broker assets and liabilities – securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Retained interest in accounts receivable sold is calculated using a discounted cash flow model using an applicable market interest rate and assumptions based upon collection period. Fair values of the interest rate swap agreements and currency option are based on market prices obtained from brokers. During the three months ended March 31, 2008, the fair value of retained interest in accounts receivable sold decreased $2 million from $243 million at December 31, 2007 resulting from purchases, issuances and settlements.

7. Comprehensive Income (Loss):

Comprehensive loss consists of net loss adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net loss. The calculation of comprehensive loss follows (in millions):

	Three Months Ended March 31,
	2007	2008
Net loss	$(96)	$(22)
Foreign currency translation gains	1	20
Unrealized loss on derivative instruments	(3)	(30)

Comprehensive loss	$(98)	$(32)

8. Segment Information:

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

	Three Months Ended March 31,
	2007	2008
Revenue:
Financial systems	$543	$687
Higher education	132	126
Public Sector	99	101

Software & processing solutions	774	914
Availability services	342	388

	$1,116	$1,302

Depreciation and amortization:
Financial systems	$14	$16
Higher education	2	2
Public sector	2	2

Software & processing solutions	18	20
Availability services	41	47
Corporate administration	—	—

	$59	$67

Income (loss) from operations:
Financial systems	$100	$121
Higher education	29	24
Public sector	21	18

Software & processing solutions	150	163
Availability services	87	101
Corporate and other items (1)	(123)	(140)

	$114	$124

Cash paid for property and equipment and software:
Financial systems	$19	$15
Higher education	4	11
Public sector	1	2

Software & processing solutions	24	28
Availability services	45	56
Corporate administration	—	—

	$69	$84

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $104 million and $112 million for the three month periods ended March 31, 2007 and 2008, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended March 31,
	2007	2008
Amortization of acquisition-related intangible assets:
Financial systems	$58	$60
Higher education	9	9
Public sector	8	11

Software & processing solutions	75	80
Availability services	29	31
Corporate administration	—	1

	$104	$112

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended March 31,
	2007	2008
Trading Systems	$84	$164
Capital Markets	63	81
Banks & Corporations	72	74
Wealth Management	60	65
Brokerage & Clearance	61	62
Institutional Asset Management	54	55
Employee Administration	41	46
All other	108	140

Total Financial Systems	$543	$687

The operating results for HE and PS, reported as a combined HE & PS segment in each of the 2007 quarters, follow for 2007 by quarter (in millions):

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	2007
Revenue:
Higher education	$132	$133	$131	$147	$543
Public Sector	99	100	100	111	410

	$231	$233	$231	$258	$953

Depreciation and amortization:
Higher education	$2	$2	$2	$2	$8
Public sector	2	2	2	3	9

	$4	$4	$4	$5	$17

Income from operations:
Higher education (1)	$29	$35	$35	$44	$143
Public sector (2)	21	19	22	22	84

	$50	$54	$57	$66	$227

Cash paid for property and equipment and software:
Higher education	$4	$4	$6	$7	$21
Public sector	1	2	4	3	10

	$5	$6	$10	$10	$31

(1)	Excludes amortization of acquisition-related intangible assets of $9 million, $8 million, $9 million and $9 million for the three months ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively and $35 million for 2007.

(2)	Excludes amortization of acquisition-related intangible assets of $8 million, $9 million, $10 million and $13 million for the three months ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively and $40 million for 2007.

Amortization of acquisition-related intangible assets for HE and PS for 2007 by quarter follows (in millions):

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	2007
Amortization of acquisition-related intangible assets:
Higher education	$9	$8	$9	$9	$35
Public sector	8	9	10	13	40

	$17	$17	$19	$22	$75

9. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $3 million and $4 million of management fees in sales, marketing and administration expenses during the three months ended March 31, 2007 and 2008, respectively. At each of December 31, 2007 and March 31, 2008, $4 million was included in other accrued expenses.

10. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2007 and March 31, 2008 and for each of the three month periods ended March 31, 2007 and 2008, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$39	$2	$386	$—	$427
Intercompany balances	(4,616)	4,628	(12)	—	—
Trade receivables, net	(1)	74	280	—	353
Prepaid expenses, taxes and other current assets	1,416	98	784	(1,388)	910

Total current assets	(3,162)	4,802	1,438	(1,388)	1,690
Property and equipment, net	1	562	289	—	852
Intangible assets, net	153	4,420	639	—	5,212
Intercompany balances	684	(720)	36	—	—
Goodwill	—	6,120	966	—	7,086
Investment in subsidiaries	13,205	2,120	—	(15,325)	—

Total Assets	$10,881	$17,304	$3,368	$(16,713)	$14,840

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$40	$6	$9	$—	$55
Accounts payable and other current liabilities	264	2,222	1,055	(1,388)	2,153

Total current liabilities	304	2,228	1,064	(1,388)	2,208
Long-term debt	7,049	10	371	—	7,430
Intercompany debt	(5)	330	(166)	(159)	—
Deferred income taxes	(23)	1,531	138	—	1,646

Total liabilities	7,325	4,099	1,407	(1,547)	11,284

Total stockholder’s equity	3,556	13,205	1,961	(15,166)	3,556

Total Liabilities and Stockholder’s Equity	$10,881	$17,304	$3,368	$(16,713)	$14,840

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$34	$(18)	$411	$—	$427
Intercompany balances	(4,813)	4,868	(55)	—	—
Trade receivables, net	4	65	301	—	370
Prepaid expenses, taxes and other current assets	1,475	95	876	(1,474)	972

Total current assets	(3,300)	5,010	1,533	(1,474)	1,769
Property and equipment, net	1	577	291	—	869
Intangible assets, net	168	4,349	690	—	5,207
Intercompany balances	680	(719)	39	—	—
Goodwill	—	6,111	997	—	7,108
Investment in subsidiaries	13,377	2,274	—	(15,651)	—

Total Assets	$10,926	$17,602	$3,550	$(17,125)	$14,953

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$286	$7	$20	$—	$313
Accounts payable and other current liabilities	204	2,308	1,112	(1,474)	2,150

Total current liabilities	490	2,315	1,132	(1,474)	2,463
Long-term debt	6,941	12	369	—	7,322
Intercompany debt	(6)	368	(206)	(156)	—
Deferred income taxes	(42)	1,530	137	—	1,625

Total liabilities	7,383	4,225	1,432	(1,630)	11,410

Total stockholder’s equity	3,543	13,377	2,118	(15,495)	3,543

Total Liabilities and Stockholder’s Equity	$10,926	$17,602	$3,550	$(17,125)	$14,953

	Supplemental Condensed Consolidating Schedule of Operations
(in millions)	Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$802	$344	$(30)	$1,116

Costs and expenses:
Cost of sales and direct operating	—	366	189	(30)	525
Sales, marketing and administration	23	132	85	—	240
Product development	—	51	23	—	74
Depreciation and amortization	—	43	16	—	59
Amortization of acquisition-related intangible assets	1	86	17	—	104

	24	678	330	(30)	1,002

Income (loss) from operations	(24)	124	14	—	114
Net interest income (expense)	(157)	(3)	—	—	(160)
Other income (expense)	11	3	(9)	(42)	(37)

Income (loss) before income taxes	(170)	124	5	(42)	(83)
Provision (benefit) for income taxes	(74)	85	2	—	13

Net income (loss)	$(96)	$39	$3	$(42)	$(96)

	Supplemental Condensed Consolidating Schedule of Operations
(in millions)	Three Months Ended March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$888	$468	$(54)	$1,302

Costs and expenses:
Cost of sales and direct operating	—	419	278	(54)	643
Sales, marketing and administration	24	154	99	—	277
Product development	—	46	33	—	79
Depreciation and amortization	—	49	18	—	67
Amortization of acquisition-related intangible assets	1	92	19	—	112

	25	760	447	(54)	1,178

Income (loss) from operations	(25)	128	21	—	124
Net interest income (expense)	(144)	(15)	16	—	(143)
Other income (expense)	86	13	(20)	(100)	(21)

Income (loss) before income taxes	(83)	126	17	(100)	(40)
Provision (benefit) for income taxes	(61)	39	4	—	(18)

Net income (loss)	$(22)	$87	$13	$(100)	$(22)

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(96)	$39	$3	$(42)	$(96)
Non-cash adjustments	(16)	109	34	42	169
Changes in operating assets and liabilities	(710)	573	52	—	(85)

Cash flow provided by (used in) operations	(822)	721	89	—	(12)

Investment Activities
Intercompany transactions	696	(664)	(32)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(13)	—	—	(13)
Cash paid for property and equipment and software	—	(45)	(24)	—	(69)
Other investing activities	—	(1)	(3)	—	(4)

Cash provided by (used in) investment activities	696	(723)	(59)	—	(86)

Financing Activities
Net borrowings (repayments) of long-term debt	91	(2)	—	—	89

Cash provided by (used in) financing activities	91	(2)	—	—	89

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	(35)	(4)	28	—	(11)
Beginning cash and cash equivalents	56	(19)	279	—	316

Ending cash and cash equivalents	$21	$(23)	$307	$—	$305

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(22)	$87	$13	$(100)	$(22)
Non cash adjustments	(71)	100	52	100	181
Changes in operating assets and liabilities	(174)	135	(92)		(131)

Cash flow provided by (used in) operations	(267)	322	(27)	—	28

Investment Activities
Intercompany transactions	137	(219)	82	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(64)	—	—	(64)
Cash paid for property and equipment and software	—	(63)	(21)	—	(84)
Other investing activities	—	—	—	—	—

Cash provided by (used in) investment activities	137	(346)	61	—	(148)

Financing Activities
Net borrowings (repayments) of long-term debt	135	4	(18)	—	121
Other financing activities	(10)	—	—	—	(10)

Cash provided by (used in) financing activities	125	4	(18)	—	111

Effect of exchange rate changes on cash	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(5)	(20)	25	—	—
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$34	$(18)	$411	$—	$427

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

Results of Operations:

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended		Three Months Ended		Percent Increase (Decrease)
	March 31, 2007		March 31, 2008		2008 vs. 2007
		percent of revenue		percent of revenue
(in millions)
Revenue
Financial systems (FS)	$543	49%	$687	53%	27%
Higher education (HE)	132	12%	126	10%	(5%)
Public sector (PS)	99	9%	101	8%	2%

Software & processing solutions	774	69%	914	70%	18%
Availability services (AS)	342	31%	388	30%	13%

	$1,116	100%	$1,302	100%	17%

Costs and Expenses
Cost of sales and direct operating	$525	47%	$643	49%	22%
Sales, marketing and administration	240	22%	277	21%	15%
Product development	74	7%	79	6%	7%
Depreciation and amortization	59	5%	67	5%	14%
Amortization of acquisition-related intangible assets	104	9%	112	9%	8%

	$1,002	90%	$1,178	90%	18%

Income from Operations
Financial systems (1)	$100	18%	$121	18%	21%
Higher education (1)	29	22%	24	19%	(17%)
Public sector (1)	21	21%	18	18%	(14%)

Software & processing solutions (1)	150	19%	163	18%	9%
Availability services (1)	87	25%	101	26%	16%
Corporate administration	(13)	(1)%	(12)	(1)%	(8%)

Adjusted Income from Operations (2)	224	20%	252	19%	13%
Amortization of acquisition-related intangible assets	(104)	(9)%	(112)	(9)%	8%
Stock Compensation expense	(6)	(1)%	(7)	(1)%	17%
Other items (3)	—	—%	(9)	(1)%	—%

	$114	10%	$124	10%	9%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	We evaluate the performance of our segments based on adjusted income from operations, which is income from operations before amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 8 of Notes to the Consolidated Financial Statements).

(3)	Other items include certain purchase accounting adjustments and management fees paid to the Sponsors, partially offset by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008		Percent Increase (Decrease) 2008 vs. 2007

(in millions)		percent of revenue		percent of revenue
Financial Systems
Services	$491	44%	$615	47%	25%
License and resale fees	29	3%	34	3%	17%

Total products and services	520	47%	649	50%	25%
Reimbursed expenses	23	2%	38	3%	65%

	$543	49%	$687	53%	27%

Higher Education
Services	$111	10%	$110	8%	(1%)
License and resale fees	19	2%	14	1%	(26%)

Total products and services	130	12%	124	10%	(5%)
Reimbursed expenses	2	—%	2	—%	—%

	$132	12%	$126	10%	(5%)

Public Sector
Services	$85	8%	$89	7%	5%
License and resale fees	13	1%	11	1%	(15%)

Total products and services	98	9%	100	8%	2%
Reimbursed expenses	1	—%	1	—%	—%

	$99	9%	$101	8%	2%

Software & Processing Solutions
Services	$687	62%	$814	63%	18%
License and resale fees	61	5%	59	5%	(3%)

Total products and services	748	67%	873	67%	17%
Reimbursed expenses	26	2%	41	3%	58%

	$774	69%	$914	70%	18%

Availability Services
Services	$335	30%	$384	29%	15%
License and resale fees	4	—%	—	—%	(100%)

Total products and services	339	30%	384	29%	13%
Reimbursed expenses	3	—%	4	—%	33%

	$342	31%	$388	30%	13%

Total Revenue
Services	$1,022	92%	$1,198	92%	17%
License and resale fees	65	6%	59	5%	(9%)

Total products and services	1,087	97%	1,257	97%	16%
Reimbursed expenses	29	3%	45	3%	55%

	$1,116	100%	$1,302	100%	17%

Income from Operations:

Our total operating margin was 10% for the three months ended March 31, 2008, unchanged from the three months ended March 31, 2007.

Financial Systems:

The FS operating margin was 18% for each of the three months ended March 31, 2008 and 2007. The increase of $21 million is primarily related to improvement in operating leverage in services revenue and a $4 million increase in software license fees, partially offset by the impact of recently acquired businesses which tend to have lower operating margins at the outset and improve over a number of years.

Higher Education:

The HE operating margin was 19% and 22% for the three months ended March 31, 2008 and 2007, respectively. The operating margin decline and the decrease of $5 million are due primarily to a $4 million decrease in software license fees.

Public Sector:

The PS operating margin was 18% and 21% for the three months ended March 31, 2008 and 2007, respectively. The operating margin decline and the decrease of $3 million are due primarily to a $2 million decrease in software license fees.

Availability Services:

The AS operating margin was 26% and 25% for the three months ended March 31, 2008 and 2007, respectively. The increase of $14 million is primarily due to improved operating profit contribution.

Revenue:

Total revenue increased $186 million or 17% for the three months ended March 31, 2008 compared to the first quarter of 2007. The increase in total revenue in 2008 is due primarily to organic revenue growth of approximately 13%, with trading volumes of one of our trading systems businesses adding six percentage points to the growth rate and changes in currency exchange rates adding one percentage point overall and in each affected segment. Excluding these items, organic revenue would have increased by six percent. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions and dispositions.

Financial Systems:

FS revenue increased $144 million or 27% in 2008. Organic revenue growth was approximately 23% in the first quarter of 2008, with trading volumes of one of our trading systems businesses adding $61 million or 12 percentage points to the growth rate, which exceeded our expectations for the quarter and the future. Excluding this business, organic revenue growth would have been 11%. Professional services revenue increased $24 million or 18%. Revenue from license and resale fees included software license revenue of $30 million and $26 million in the three months ended March 31, 2008 and 2007, respectively.

Higher Education:

Revenue from HE decreased $6 million or 5% for the three months ended March 31, 2008 compared to the corresponding period in 2007 due entirely to a decline in organic revenue. HE services revenue decreased $1 million, primarily due to revenue associated with a customer conference held in the first quarter of 2007 that will be held in the second quarter of 2008 mostly offset by an increase in professional services. Revenue from license and resale fees included software license revenue of $4 million in the three months ended March 31, 2008, a decrease of $4 million from the prior year period.

Public Sector:

Revenue from PS increased $2 million or 2% for the three months ended March 31, 2008 compared to the corresponding period in 2007. Organic revenue growth was 1% in the first quarter of 2008. PS services revenue increased

$4 million, primarily due to maintenance and support revenue resulting from software license contracts signed in the previous twelve months, partially offset by a decrease in professional services. Revenue from license and resale fees included software license revenue of $5 million in the three months ended March 31, 2008, a decrease of $2 million from the prior year period.

Availability Services:

AS revenue increased $46 million or 13% in 2008. Organic revenue increased approximately 8%. In North America, revenue grew 13% overall and 5% organically resulting from growth in managed services. Revenue in Europe grew 15%, 11% excluding the impact of currency exchange rates.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 49% and 47% in the three-month periods ended March 31, 2008 and 2007, respectively. The increase of $118 million was due primarily to increased costs related to the higher volumes in one of our trading systems businesses and from an increase in FS employee-related expenses supporting increased services revenue.

Sales, marketing and administration expenses as a percentage of total revenue was 21% and 22% in the three-month periods ended March 31, 2008 and 2007, respectively. The increase in sales, marketing and administration expenses of $37 million, or 15%, was due primarily to FS employee-related expenses and increased costs resulting from acquired businesses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended March 31, 2008 and 2007, product development costs were 9% and 10% of revenue from software and processing solutions, respectively.

Depreciation and amortization as a percentage of total revenue was 5% in each of the three-month periods ended March 31, 2008 and 2007. The $8 million increase in 2008 was due primarily to capital expenditures supporting AS and from the AS business acquired in the third quarter of 2007.

Interest expense was $148 million and $165 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense was due primarily to the redemption of the senior floating rate notes in 2007 and from interest rate decreases.

Other expense was $21 million and $37 million for the three months ended March 31, 2008 and 2007, respectively. The decrease is attributable to $28 million of expense in the first quarter of 2007 associated with the redemption of the $400 million of senior floating rate notes due 2013, of which $19 million represented the redemption premium paid to noteholders, partially offset by a $16 million increase in the first quarter of 2008 of foreign currency translation losses primarily related to our Euro denominated term loan.

The effective income tax rates in the three months ended March 31, 2008 and 2007 were 45% and -16%, respectively. The rate in the first quarter of 2007 reflects the combination of our overall projected net loss and limitations on our ability to utilize certain foreign tax credits.

Liquidity and Capital Resources:

At March 31, 2008, cash and equivalents were $427 million, unchanged from December 31, 2007. Cash flow provided by operations was $28 million in the three months ended March 31, 2008 compared to cash flow used in operations of $12 million in the three months ended March 31, 2007. The improvement in cash flow from operations is due primarily to reduced interest payments as a result of the redemption of the senior floating rate notes due 2013, including the redemption premium paid to noteholders, and decreases in interest rates on our variable rate debt, partially offset by higher incentive compensation payments.

Net cash used in investing activities was $148 million in the three months ended March 31, 2008, comprised of cash paid for property and equipment and other assets and two businesses acquired in our FS segment.

Net cash provided by financing activities was $111 million for the three months ended March 31, 2008, primarily related to borrowings under the revolving credit facility primarily to meet seasonally high working capital requirements related to payment of annual incentive compensation and interest. At March 31, 2008, there was $175 million outstanding under this facility. During the three months ended March 31, 2008, we entered into two interest rate swap agreements, each with a notional amount of $750 million, which expire in February 2010 (2.71%) and February 2011 (3.17%) whereby we pay a fixed rate of interest and receive LIBOR from the counterparty.

At March 31, 2008, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $108 million, of which $41 million could be due in the next 12 months. Of this amount, we currently expect to pay approximately $1 million. We also have outstanding letters of credit and bid bonds that total approximately $28 million.

At March 31, 2008, we have outstanding $7.63 billion in aggregate indebtedness, with additional borrowing capacity of $824 million under our revolving credit facility (after giving effect to outstanding letters of credit). Also, at March 31, 2008, we have used the full amount available under our $450 million off-balance sheet accounts receivable securitization facility.

We expect our cash flows from operations, combined with availability under our revolving credit facility and accounts receivable securitization facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

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

Adjusted EBITDA is calculated as follows:

	Three Months Ended March 31,		Last Twelve Months March 31,

	2007	2008	2008
Net income (loss)	$(96)	$(22)	$14
Interest expense, net	160	143	609
Taxes	13	(18)	(34)
Depreciation and amortization	163	179	705

EBITDA	240	282	1,294
Purchase accounting adjustments (a)	1	11	24
Non-cash charges (b)	8	6	35
Unusual or non-recurring charges (c)	30	1	14
Acquired EBITDA, net of disposed EBITDA (d)	(4)	(2)	14
Other (e)	6	20	52

Adjusted EBITDA — senior secured credit facilities	281	318	1,433
Loss on sale of receivables (f)	7	4	26

Adjusted EBITDA — senior notes due 2013 and senior subordinated notes due 2015	$288	$322	$1,459

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation accounted for under SFAS 123R and loss on the sale of assets.

(c)	Unusual or non-recurring charges include debt refinancing costs, severance and certain payroll taxes, and certain other expenses associated with acquisitions made by the Company.

(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Other includes gains or losses related to fluctuation of foreign currency exchange rates, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by interest charges relating to the accounts receivable securitization facility.

(f)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended March 31, 2008 are as follows:

	Covenant Requirements	Actual Ratios

Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.60x	2.50x
Maximum total debt to Adjusted EBITDA	7.25x	5.09x

Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.51x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.60x for the four-quarter period ended December 31, 2007, which increases annually to 1.65x by the end of 2008 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with our accounts receivable securitization facility. Beginning with the four-quarter period ending December 31, 2007, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 7.25x, which decreases annually to 6.75x by the end of 2008 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of March 31, 2008, we had $4.35 billion outstanding under our term loan facilities and available commitments of $824 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization facility.

Certain Risks and Uncertainties

Certain of the matters we discuss in this Report on Form 10-Q may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; general economic and market conditions; the condition of the financial services industry, including the effect of any further consolidation among financial services firms; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with clearing broker operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents; and a material weakness in our internal controls. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2008, we had total debt of $7.63 billion, including $4.52 billion of variable rate debt. We have entered into four interest rate swap agreements which fixed the interest rates for $3.1 billion of our variable rate debt. Two of our swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. The remaining two swap agreements each have a notional value of $750 million and, effectively, fix our interest rates at 2.71% and 3.17%, respectively, and expire in February 2010 and February 2011, respectively. Our remaining variable rate debt of $1.42 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $14 million per year. Upon the expiration of each interest rate swap agreement in February 2009, February 2010 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $22 million, $30 million and $45 million per year, respectively.

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

Part II Other Information:

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors: There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to Vote of Security Holders: Not applicable.

Item 5.	Other Information:

(a) None.

(b) None.

Item 6.	Exhibits:

Number	Document
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: May 13, 2008	By:	/s/ Michael J. Ruane
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