Form 10-Q
period 2008-06-30
SUNGARD DATA SYSTEMS INC
filed 2008-08-06
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

There were 100 shares of the registrant’s common stock outstanding as of June 30, 2008.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(unaudited)

	December 31, 2007	June 30, 2008
Assets
Current:
Cash and cash equivalents	$427	$448
Trade receivables, less allowance for doubtful accounts of $12 and $26	290	320
Earned but unbilled receivables	63	85
Prepaid expenses and other current assets	166	166
Clearing broker assets	469	429
Retained interest in accounts receivable sold	243	264
Deferred income taxes	32	34

Total current assets	1,690	1,746

Property and equipment, less accumulated depreciation of $533 and $650	852	905
Software products, less accumulated amortization of $542 and $670	1,266	1,228
Customer base, less accumulated amortization of $475 and $591	2,745	2,693
Other tangible and intangible assets, less accumulated amortization of $21 and $26	179	202
Trade name	1,022	1,022
Goodwill	7,086	7,169

Total Assets	$14,840	$14,965

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$55	$318
Accounts payable	85	80
Accrued compensation and benefits	271	228
Accrued interest expense	148	139
Other accrued expenses	390	334
Clearing broker liabilities	434	423
Deferred revenue	825	894

Total current liabilities	2,208	2,416

Long-term debt	7,430	7,347
Deferred income taxes	1,646	1,622

Total liabilities	11,284	11,385

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,694	3,709
Accumulated deficit	(207)	(227)
Accumulated other comprehensive income	69	98

Total stockholder’s equity	3,556	3,580

Total Liabilities and Stockholder’s Equity	$14,840	$14,965

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Services	$1,042	$1,214	$2,064	$2,412
License and resale fees	100	98	165	157

Total products and services	1,142	1,312	2,229	2,569
Reimbursed expenses	33	45	62	90

	1,175	1,357	2,291	2,659

Costs and expenses:
Cost of sales and direct operating	543	653	1,068	1,296
Sales, marketing and administration	268	293	508	570
Product development	64	78	138	157
Depreciation and amortization	61	70	120	137
Amortization of acquisition-related intangible assets	105	118	209	230

	1,041	1,212	2,043	2,390

Income from operations	134	145	248	269
Interest income	4	4	9	9
Interest expense and amortization of deferred financing fees	(159)	(143)	(324)	(291)
Other expense	(3)	(4)	(40)	(25)

Income (loss) before income taxes	(24)	2	(107)	(38)
Benefit from income taxes	(19)	—	(6)	(18)

Net income (loss)	$(5)	$2	$(101)	$(20)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flow from operations:
Net loss	$(101)	$(20)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	329	367
Deferred income tax benefit	(47)	(60)
Stock compensation expense	12	14
Amortization of deferred financing costs and debt discount	28	18
Other noncash items	(3)	14
Accounts receivable and other current assets	7	(61)
Accounts payable and accrued expenses	(69)	(92)
Clearing broker assets and liabilities, net	(9)	28
Deferred revenue	23	39

Cash flow provided by operations	170	247

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(62)	(161)
Cash paid for property and equipment and software	(152)	(189)
Other investing activities	8	(16)

Cash used in investment activities	(206)	(366)

Financing activities:
Cash received from borrowings, net of fees	506	189
Cash used to repay debt	(491)	(44)
Other financing activities	(3)	(13)

Cash provided by financing activities	12	132

Effect of exchange rate changes on cash	2	8

Increase (decrease) in cash and cash equivalents	(22)	21
Beginning cash and cash equivalents	316	427

Ending cash and cash equivalents	$294	$448

Supplemental information:
Acquired businesses:
Property and equipment	$1	$2
Software products	36	68
Customer base	50	60
Goodwill	43	106
Other tangible and intangible assets	2	1
Deferred income taxes	(27)	(27)
Purchase price obligations and debt assumed	(26)	(14)
Net current liabilities assumed	(17)	(35)

Cash paid for acquired businesses, net of cash acquired of $14 and $20, respectively	$62	$161

The accompanying notes are an integral part of these consolidated financial statements.

SUNGARD DATA SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation:

SunGard Data Systems Inc. (“SunGard” or the “Company”) was acquired on August 11, 2005 (the “Transaction”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (collectively, the “Sponsors”).

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

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective January 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect SFAS 160 to have a material impact on the consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company is currently evaluating the impact of this staff position but would not expect FSP 142-3 to have a material impact on the consolidated financial statements.

2. Acquisitions:

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the six months ended June 30, 2008, the Company completed two acquisitions in its FS segment and one acquisition in its AS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $161 million. The allocations of purchase price for these acquisitions and certain others completed in 2007 are preliminary.

The following table lists the businesses the Company acquired in the first six months of 2008:

Acquired Company/Business	Date Acquired	Description
Advanced Portfolio Technologies, Inc.	2/29/2008	Portfolio optimization and risk management software.

Corporate Payments Division of Payformance Corporation	2/29/2008	Integrated electronic and outsourced payment solutions.

Strohl Systems Group, Inc.	5/21/2008	Business continuity planning software.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE	PS	AS	Total
Balance at December 31, 2007	$2,942	$971	$911	$2,262	$7,086
2008 acquisitions	29	—	—	67	96
Income tax adjustments related to the Transaction and prior acquisitions	(7)	(3)	(2)	(7)	(19)
Effect of foreign currency translation	4	—	—	2	6

Balance at June 30, 2008	$2,968	$968	$909	$2,324	$7,169

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2007	June 30, 2008
Segregated customer cash and treasury bills	$109	$139
Securities owned	25	15
Securities borrowed	302	234
Receivables from customers and other	33	41

Clearing broker assets	$469	$429

Payables to customers	$114	$149
Securities loaned	271	211
Customer securities sold short, not yet purchased	16	7
Payable to brokers and dealers	33	56

Clearing broker liabilities	$434	$423

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

5. Income Taxes:

The Company’s reserve for unrecognized income tax benefits at June 30, 2008 is $20 million. This liability includes approximately $3 million (net of federal and state benefit) in accrued interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

6. Fair Value Measurements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about the use of fair value measures. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 with no impact on its financial position or operating results. FASB Staff Position SFAS 157-2, Effective Date of FASB Statement 157, permits the Company to defer recognition and measurement of nonfinancial assets and liabilities measured on a nonrecurring basis until January 1, 2009.

The fair value hierarchy, as defined by SFAS 157, is as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Clearing broker assets - securities owned	$15	$—	$—	$15
Retained interest in accounts receivable sold	—	—	264	264

	$15	$—	$264	$279

Liabilities
Clearing broker liabilities - customer securities sold short, not yet purchased	$7	$—	$—	$7
Interest rate swap agreements	—	19	—	19

	$7	$19	$—	$26

Clearing broker assets and liabilities – securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Retained interest in accounts receivable sold is calculated using a discounted cash flow model using an applicable market interest rate and assumptions based upon collection period. Fair value of the interest rate swap agreements is based on market prices obtained from brokers. During the three and six months ended June 30, 2008, the fair value of retained interest in accounts receivable sold increased $23 million and $21 million, respectively, from $241 million at March 31, 2008 and $243 million at December 31, 2007 resulting from purchases, issuances and settlements.

7. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income (loss)	$(5)	$2	$(101)	$(20)
Foreign currency translation gains	21	—	22	20
Unrealized gain on derivative instruments	9	39	6	9

Comprehensive income (loss)	$25	$41	$(73)	$9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Financial systems	$590	$710	$1,133	$1,397
Higher education	133	146	265	272
Public Sector	100	112	199	213

Software & processing solutions	823	968	1,597	1,882
Availability services	352	389	694	777

	$1,175	$1,357	$2,291	$2,659

Depreciation and amortization:
Financial systems	$14	$18	$28	$34
Higher education	2	3	4	5
Public sector	2	2	4	4

Software & processing solutions	18	23	36	43
Availability services	43	47	84	94
Corporate administration	—	—	—	—

	$61	$70	$120	$137

Income (loss) from operations:
Financial systems	$117	$129	$217	$250
Higher education	35	36	64	60
Public sector	19	21	40	39

Software & processing solutions	171	186	321	349
Availability services	100	111	187	212
Corporate and other items (1)	(137)	(152)	(260)	(292)

	$134	$145	$248	$269

Cash paid for property and equipment and software:
Financial systems	$22	$24	$41	$39
Higher education	4	5	8	16
Public sector	2	2	3	4

Software & processing solutions	28	31	52	59
Availability services	55	74	100	130
Corporate administration	—	—	—	—

	$83	$105	$152	$189

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $105 million and $118 million for the three month periods ended June 30, 2007 and 2008, respectively and $209 million and $230 million for each of the six month periods ended June 30, 2007 and 2008, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Amortization of acquisition-related intangible assets:
Financial systems	$57	$67	$115	$127
Higher education	8	9	17	18
Public sector	9	10	17	21

Software & processing solutions	74	86	149	166
Availability services	30	31	59	62
Corporate administration	1	1	1	2

	$105	$118	$209	$230

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Trading Systems	$94	$154	$178	$318
Capital Markets	81	89	144	170
Banks & Corporations	82	93	154	167
Wealth Management	63	67	123	132
Brokerage & Clearance	54	56	115	118
Institutional Asset Management	54	57	108	112
Employee Administration	37	41	78	87
All other	125	153	233	293

Total Financial Systems	$590	$710	$1,133	$1,397

9. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 million and $6 million of management fees in sales, marketing and administration expenses during the three months ended June 30, 2007 and 2008, respectively. In the six-month periods ended June 30, 2007 and 2008, the Company recorded $7 million and $10 million, respectively, of management fees in sales, marketing and administration expenses. At December 31, 2007 and June 30, 2008, $4 million and $5 million, respectively, was included in other accrued expenses.

10. Subsequent events:

Acquisition of GL Trade. On July 31, 2008, the Company entered into a put option agreement (the “Put Option”), with Euronext Paris SA, Gagnieres SC, Mr. Louis-Christophe Laurent, Mr. Pierre Gatignol, and Mr. Frédéric Morin (together referred to as the “Sellers”) whereby the Sellers shall have the right to exercise an option to sell to the Company the direct and indirect shareholding (the “Block”) at €41.70 per share, representing a 64.52% stake in GL Trade SA, a company organized under the laws of France (“GL Trade”). The Put Option will expire on October 31, 2008, but may be extended to November 30, 2008 under certain conditions. Upon exercise of the Put Option by the Sellers, the Sellers and the Company will enter into the share purchase agreement (the “SPA”), which contains the terms and conditions upon which the Company will acquire the Block (the “Transaction”). The Seller and the Company have the right to terminate the SPA if the closing has not taken place on the earlier of February 28, 2009 and the date which is four months after the date of the SPA. Completion of the Transaction is subject to certain conditions precedent, including receipt of antitrust clearance in Germany.

Shortly after completion of the purchase of the Block, the Company will commence a tender offer (the “Offer”) to purchase each outstanding share of GL Trade it does not own for €41.70. If the Company acquires 95% of the shares of GL Trade, it will have the right to cause any remaining shareholder to sell its shares to the Company, resulting in the Company holding 100% of the outstanding shares of GL Trade.

In connection with the Transaction, on July 31, 2008, the Company entered into a bridge commitment letter (the “Bridge Commitment Letter”), pursuant to which the lenders thereunder have committed to provide the Company with a $700 million senior unsecured credit facility (the “Bridge Facility”), which will be funded to the extent the Company does not obtain alternative financing to fund the Transaction and the Offer.

In connection with entering into the Bridge Commitment Letter, the Company has also agreed that subject to the satisfaction of specified conditions, upon request, it will incur senior unsecured debt, on or prior to its purchase of the Block, the proceeds of which are intended to provide up to $700 million of the funds necessary to consummate the purchase of the Block and fund the Offer on or prior to the Company’s purchase of the Block, or, if the Bridge Facility is funded, to refinance all or part of the Bridge Facility. Any such debt is expected to have terms and conditions and covenants substantially consistent with those relating to the senior notes due 2013. If the Company incurs any such debt prior to its purchase of the Block, we expect the gross proceeds in excess of $250 million to be placed into an escrow account and, if no shares of GL Trade are purchased by the Company by February 28, 2009, the Company currently expects that it will redeem a portion of the debt at par with the escrowed funds, plus accrued interest.

Senior Secured Term Loan Facility. On July 31, 2008, the Company also entered into a senior commitment letter, pursuant to which the lenders thereunder committed to provide the Company with a $300 million incremental senior secured term facility under the Company’s existing senior secured credit facilities. The Company may use the proceeds from the incremental senior secured term facility for general corporate purposes and to refinance the Company’s existing senior secured notes due January 15, 2009.

Receivables Facility. The lenders under the Company’s insured receivables credit agreement, dated August 11, 2005, as amended (the “Receivables Facility”), are beneficiaries of a financial guaranty insurance policy issued by Financial Guaranty Insurance Company (“FGIC”). The provisions of the policy permit the lenders to terminate the policy at any time if FGIC has a long term debt rating from either S&P or Moody’s that is below BBB+ or Baa1. FGIC’s ratings are currently below such thresholds. If the lenders were to elect to terminate the policy in circumstances where the Company was unable to provide a replacement policy acceptable to the lenders, the loans under the Receivables Facility would amortize from receivables collections until paid in full and the Receivables Facility would terminate.

On July 31, 2008, SunGard Funding LLC and SunGard Financing LLC entered into an agreement and amendment (the “Amendment Agreement”) with FGIC, JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Deutsche Bank AG. In the Amendment Agreement, the lenders have agreed not to exercise their option to cancel the FGIC policy for a standstill period that will end 14 days after the lenders have received a satisfactory audit of the Company’s receivables but in no event earlier than September 29, 2008 or later than October 29, 2008. After the end of the standstill period the lenders will again have the option to cancel the FGIC policy at any time if, at such time, FGIC has a long term debt rating from either S&P or Moody’s that is below BBB+ or Baa1, respectively. On October 29, 2008, the aggregate limit on the amount of the Receivables Facility will step down from a maximum of $450 million to a maximum amount determined by the lenders to be consistent with an implied rating for their loans under the Receivables Facility of A by S&P and A2 by Moody’s. If the lenders are unable to agree among themselves on what that maximum facility amount should be, then the aggregate limit on the amount of the Receivables Facility will step down to $200 million.

11. Supplemental Guarantor Condensed Consolidating Financial Statements:

On August 11, 2005, in connection with the Transaction, the Company issued $3.0 billion aggregate principal amount of the senior notes and the senior subordinated notes, $2.6 billion of which was outstanding at June 30, 2008. The senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned domestic subsidiaries of the Company (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities.

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2007 and June 30, 2008 and for each of the three- and six-month periods ended June 30, 2007 and 2008, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$39	$2	$386	$—	$427
Intercompany balances	(4,616)	4,628	(12)	—	—
Trade receivables, net	(1)	74	280	—	353
Prepaid expenses, taxes and other current assets	1,416	98	784	(1,388)	910

Total current assets	(3,162)	4,802	1,438	(1,388)	1,690
Property and equipment, net	1	562	289	—	852
Intangible assets, net	153	4,420	639	—	5,212
Intercompany balances	684	(720)	36	—	—
Goodwill	—	6,120	966	—	7,086
Investment in subsidiaries	13,205	2,120	—	(15,325)	—

Total Assets	$10,881	$17,304	$3,368	$(16,713)	$14,840

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$40	$6	$9	$—	$55
Accounts payable and other current liabilities	264	2,222	1,055	(1,388)	2,153

Total current liabilities	304	2,228	1,064	(1,388)	2,208
Long-term debt	7,049	10	371	—	7,430
Intercompany debt	(5)	330	(166)	(159)	—
Deferred income taxes	(23)	1,531	138	—	1,646

Total liabilities	7,325	4,099	1,407	(1,547)	11,284

Total stockholder’s equity	3,556	13,205	1,961	(15,166)	3,556

Total Liabilities and Stockholder’s Equity	$10,881	$17,304	$3,368	$(16,713)	$14,840

(in millions)	Supplemental Condensed Consolidating Balance Sheet June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$33	$(8)	$423	$—	$448
Intercompany balances	(4,995)	5,107	(112)	—	—
Trade receivables, net	—	78	327	—	405
Prepaid expenses, taxes and other current assets	1,582	94	845	(1,628)	893

Total current assets	(3,380)	5,271	1,483	(1,628)	1,746
Property and equipment, net	1	595	309	—	905
Intangible assets, net	178	4,287	680	—	5,145
Intercompany balances	678	(720)	42	—	—
Goodwill	—	6,160	1,009	—	7,169
Investment in subsidiaries	13,556	2,315	—	(15,871)	—

Total Assets	$11,033	$17,908	$3,523	$(17,499)	$14,965

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$287	$9	$22	$—	$318
Accounts payable and other current liabilities	222	2,485	1,019	(1,628)	2,098

Total current liabilities	509	2,494	1,041	(1,628)	2,416
Long-term debt	6,967	13	367	—	7,347
Intercompany debt	(8)	340	(162)	(170)	—
Deferred income taxes	(15)	1,505	132	—	1,622

Total liabilities	7,453	4,352	1,378	(1,798)	11,385

Total stockholder’s equity	3,580	13,556	2,145	(15,701)	3,580

Total Liabilities and Stockholder’s Equity	$11,033	$17,908	$3,523	$(17,499)	$14,965

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$825	$384	$(34)	$1,175

Costs and expenses:
Cost of sales and direct operating	—	380	197	(34)	543
Sales, marketing and administration	40	144	84	—	268
Product development	—	39	25	—	64
Depreciation and amortization	—	44	17	—	61
Amortization of acquisition-related intangible assets	—	89	16	—	105
Merger costs	—	—	—	—	—

	40	696	339	(34)	1,041

Income (loss) from operations	(40)	129	45	—	134
Net interest income (expense)	(154)	3	(4)	—	(155)
Other income (expense)	134	30	(6)	(161)	(3)

Income (loss) before income taxes	(60)	162	35	(161)	(24)
Provision (benefit) for income taxes	(55)	28	8	—	(19)

Net income (loss)	$(5)	$134	$27	$(161)	$(5)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$936	$487	$(66)	$1,357

Costs and expenses:
Cost of sales and direct operating	—	443	276	(66)	653
Sales, marketing and administration	25	150	118	—	293
Product development	—	49	29	—	78
Depreciation and amortization	—	52	18	—	70
Amortization of acquisition-related intangible assets	1	94	23	—	118

	26	788	464	(66)	1,212

Income (loss) from operations	(26)	148	23	—	145
Net interest income (expense)	(111)	24	(52)	—	(139)
Other income (expense)	92	(25)	(3)	(68)	(4)

Income (loss) before income taxes	(45)	147	(32)	(68)	2
Provision (benefit) for income taxes	(47)	56	(9)	—	—

Net income (loss)	$2	$91	$(23)	$(68)	$2

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,627	$728	$(64)	$2,291

Costs and expenses:
Cost of sales and direct operating	—	746	386	(64)	1,068
Sales, marketing and administration	63	276	169	—	508
Product development	—	90	48	—	138
Depreciation and amortization	—	87	33	—	120
Amortization of acquisition-related intangible assets	1	175	33	—	209
Merger costs	—	—	—	—	—

	64	1,374	669	(64)	2,043

Income (loss) from operations	(64)	253	59	—	248
Net interest income (expense)	(311)	—	(4)	—	(315)
Other income (expense)	145	33	(15)	(203)	(40)

Income (loss) before income taxes	(230)	286	40	(203)	(107)
Provision (benefit) for income taxes	(129)	113	10	—	(6)

Net income (loss)	$(101)	$173	$30	$(203)	$(101)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,824	$955	$(120)	$2,659

Costs and expenses:
Cost of sales and direct operating	—	862	554	(120)	1,296
Sales, marketing and administration	49	304	217	—	570
Product development	—	95	62	—	157
Depreciation and amortization	—	101	36	—	137
Amortization of acquisition-related intangible assets	2	186	42	—	230

	51	1,548	911	(120)	2,390

Income (loss) from operations	(51)	276	44	—	269
Net interest income (expense)	(255)	9	(36)	—	(282)
Other income (expense)	178	(12)	(23)	(168)	(25)

Income (loss) before income taxes	(128)	273	(15)	(168)	(38)
Provision (benefit) for income taxes	(108)	95	(5)	—	(18)

Net income (loss)	$(20)	$178	$(10)	$(168)	$(20)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(101)	$173	$30	$(203)	$(101)
Non cash adjustments	(133)	189	60	203	319
Changes in operating assets and liabilities	(668)	652	(32)		(48)

Cash flow provided by (used in) operations	(902)	1,014	58	—	170

Investment Activities
Intercompany transactions	847	(891)	44		—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(34)	(28)	—	(62)
Cash paid for property and equipment and software	—	(95)	(57)		(152)
Other investing activities	(1)	11	(2)		8

Cash provided by (used in) investment activities	846	(1,009)	(43)	—	(206)

Financing Activities
Net borrowings (repayments) of long-term debt	24	(3)	(6)		15
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	21	(3)	(6)	—	12

Effect of exchange rate changes on cash	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	(35)	2	11	—	(22)
Beginning cash and cash equivalents	56	(19)	279	—	316

Ending cash and cash equivalents	$21	$(17)	$290	$—	$294

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(20)	$178	$(10)	$(168)	$(20)
Non cash adjustments	(143)	241	87	168	353
Changes in operating assets and liabilities	(600)	699	(185)	—	(86)

Cash flow provided by (used in) operations	(763)	1,118	(108)	—	247

Investment Activities
Intercompany transactions	628	(840)	212	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(161)	—	—	(161)
Cash paid for property and equipment and software	—	(129)	(60)	—	(189)
Other investing activities	(18)	(4)	6	—	(16)

Cash provided by (used in) investment activities	610	(1,134)	158	—	(366)

Financing Activities
Net borrowings (repayments) of long-term debt	160	6	(21)	—	145
Other financing activities	(13)	—	—	—	(13)

Cash provided by (used in) financing activities	147	6	(21)	—	132

Effect of exchange rate changes on cash	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	(6)	(10)	37	—	21
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$33	$(8)	$423	$—	$448

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008		Percent Increase (Decrease) 2008 vs. 2007	Six Months Ended June 30, 2007		Six Months Ended June 30, 2008		Percent Increase (Decrease) 2008 vs. 2007
		percent of revenue		percent of revenue			percent of revenue		percent of revenue
(in millions)
Revenue
Financial systems (FS)	$590	50%	$710	52%	20%	$1,133	49%	$1,397	53%	23%
Higher education (HE)	133	11%	146	11%	10%	265	12%	272	10%	3%
Public sector (PS)	100	9%	112	8%	12%	199	9%	213	8%	7%

Software & processing solutions	823	70%	968	71%	18%	1,597	70%	1,882	71%	18%
Availability services (AS)	352	30%	389	29%	11%	694	30%	777	29%	12%

	$1,175	100%	$1,357	100%	15%	$2,291	100%	$2,659	100%	16%

Costs and Expenses
Cost of sales and direct operating	$543	46%	$653	48%	20%	$1,068	47%	$1,296	49%	21%
Sales, marketing and administration	268	23%	293	22%	9%	508	22%	570	21%	12%
Product development	64	5%	78	6%	22%	138	6%	157	6%	14%
Depreciation and amortization	61	5%	70	5%	15%	120	5%	137	5%	14%
Amortization of acquisition- related intangible assets	105	9%	118	9%	12%	209	9%	230	9%	10%

	$1,041	89%	$1,212	89%	16%	$2,043	89%	$2,390	90%	17%

Income from Operations
Financial systems (1)	$117	20%	$129	18%	10%	$217	19%	$250	18%	15%
Higher education (1)	35	26%	36	25%	3%	64	24%	60	22%	(6%)
Public sector (1)	19	19%	21	19%	11%	40	20%	39	18%	(3%)

Software & processing solutions (1)	171	21%	186	19%	9%	321	20%	349	19%	9%
Availability services (1)	100	28%	111	29%	11%	187	27%	212	27%	13%
Corporate administration	(12)	(1)%	(12)	(1)%	—%	(25)	(1)%	(24)	(1)%	(4%)

Adjusted Income from Operations (2)	259	22%	285	21%	10%	483	21%	537	20%	11%
Amortization of acquisition- related intangible assets	(105)	(9)%	(118)	(9)%	12%	(209)	(9)%	(230)	(9)%	10%
Stock Compensation expense	(6)	(1)%	(7)	(1)%	17%	(12)	(1)%	(14)	(1)%	17%
Other items (3)	(14)	(1)%	(15)	(1)%	7%	(14)	(1)%	(24)	(1)%	71%

	$134	11%	$145	11%	8%	$248	11%	$269	10%	8%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	We evaluate the performance of our segments based on adjusted income from operations, which is income from operations before amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 8 of Notes to the Consolidated Financial Statements).

(3)	Other items include certain purchase accounting adjustments, management fees paid to the Sponsors and, in the second quarter of 2007, an unfavorable arbitration award related to a customer dispute, partially offset by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008		Increase (Decrease) 2008 vs. 2007	Six Months Ended June 30, 2007		Six Months Ended June 30, 2008		Increase (Decrease) 2008 vs. 2007
(in millions)		percent of revenue		percent of revenue			percent of revenue		percent of revenue
Financial Systems
Services	$505	43%	$618	46%	22%	$996	43%	$1,233	46%	24%
License and resale fees	60	5%	55	4%	(8%)	89	4%	89	3%	—%

Total products and services	565	48%	673	50%	19%	1,085	47%	1,322	50%	22%
Reimbursed expenses	25	2%	37	3%	48%	48	2%	75	3%	56%

	$590	50%	$710	52%	20%	$1,133	49%	$1,397	53%	23%

Higher Education
Services	$107	9%	$121	9%	13%	$218	10%	$231	9%	6%
License and resale fees	23	2%	22	2%	(4%)	42	2%	36	1%	(14%)

Total products and services	130	11%	143	11%	10%	260	11%	267	10%	3%
Reimbursed expenses	3	—%	3	—%	—%	5	—%	5	—%	—%

	$133	11%	$146	11%	10%	$265	12%	$272	10%	3%

Public Sector
Services	$84	7%	$93	7%	11%	$169	7%	$182	7%	8%
License and resale fees	15	1%	18	1%	20%	28	1%	29	1%	4%

Total products and services	99	8%	111	8%	12%	197	9%	211	8%	7%
Reimbursed expenses	1	—%	1	—%	—%	2	—%	2	—%	—%

	$100	9%	$112	8%	12%	$199	9%	$213	8%	7%

Software & Processing Solutions
Services	$696	59%	$832	61%	20%	$1,383	60%	$1,646	62%	19%
License and resale fees	98	8%	95	7%	(3%)	159	7%	154	6%	(3%)

Total products and services	794	68%	927	68%	17%	1,542	67%	1,800	68%	17%
Reimbursed expenses	29	2%	41	3%	41%	55	2%	82	3%	49%

	$823	70%	$968	71%	18%	$1,597	70%	$1,882	71%	18%

Availability Services
Services	$346	29%	$382	28%	10%	$681	30%	$766	29%	12%
License and resale fees	2	—%	3	—%	50%	6	—%	3	—%	(50%)

Total products and services	348	30%	385	28%	11%	687	30%	769	29%	12%
Reimbursed expenses	4	—%	4	—%	—%	7	—%	8	—%	14%

	$352	30%	$389	29%	11%	$694	30%	$777	29%	12%

Total Revenue
Services	$1,042	89%	$1,214	89%	17%	$2,064	90%	$2,412	91%	17%
License and resale fees	100	9%	98	7%	(2%)	165	7%	157	6%	(5%)

Total products and services	1,142	97%	1,312	97%	15%	2,229	97%	2,569	97%	15%
Reimbursed expenses	33	3%	45	3%	36%	62	3%	90	3%	45%

	$1,175	100%	$1,357	100%	15%	$2,291	100%	$2,659	100%	16%

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

Income from Operations:

Our total operating margin was 11% for the three months ended June 30, 2008, unchanged from the three months ended June 30, 2007.

Financial Systems:

The FS operating margin was 18% and 20% for the three months ended June 30, 2008 and 2007, respectively. The operating margin decline reflects the impacts of the increase in revenue at one of our trading systems businesses which has an inherently lower margin and a $4 million decrease in software license revenue.

Higher Education:

The HE operating margin was 25% and 26% for the three months ended June 30, 2008 and 2007, respectively. The decrease in operating margin reflects a $3 million decrease in software license revenue.

Public Sector:

The PS operating margin was 19% for each of the three months ended June 30, 2008 and 2007. The increase of $2 million is due primarily to improvement in operating leverage in services revenue, partially offset by the impact of a recently acquired business.

Availability Services:

The AS operating margin was 29% and 28% for the three months ended June 30, 2008 and 2007, respectively. The increase of $11 million is primarily due to improved operating profit contribution.

Revenue:

Total revenue increased $182 million or 15% for the three months ended June 30, 2008 compared to the second quarter of 2007. The increase in total revenue in 2008 is due primarily to organic revenue growth of approximately 12%, with trading volumes of one of our trading systems businesses adding four percentage points to the growth rate and changes in currency exchange rates adding two percentage points. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions and dispositions.

Financial Systems:

FS revenue increased $120 million or 20% in 2008. Organic revenue growth was approximately 17% in the second quarter of 2008, with trading volumes of one of our trading systems businesses adding $51 million or seven percentage points to the growth rate, which exceeded our expectations for the quarter and the future and changes in currency exchange rates adding two percentage points. Professional services revenue increased $28 million or 21%. Revenue from license and resale fees included software license revenue of $52 million and $56 million in the three months ended June 30, 2008 and 2007, respectively.

Higher Education:

HE revenue increased $13 million or 10% for the three months ended June 30, 2008 compared to the corresponding period in 2007 due entirely to organic revenue growth. HE services revenue increased $14 million, primarily due to revenue associated with an annual customer conference held in the second quarter of 2008 that was held in the first quarter of 2007, and an increase in professional services. Revenue from license and resale fees included software license revenue of $9 million in the three months ended June 30, 2008, a decrease of $3 million from the prior year period.

Public Sector:

PS revenue increased $12 million or 12% for the three months ended June 30, 2008 compared to the corresponding period in 2007. Organic revenue growth was 10% in the second quarter of 2008. PS services revenue increased $9 million, primarily due to maintenance and support revenue resulting from software license contracts signed in the previous twelve months. Revenue from license and resale fees included software license revenue of $7 million in the three months ended June 30, 2008, unchanged from the prior year period.

Availability Services:

AS revenue increased $37 million or 11% for the three months ended June 30, 2008 compared to the corresponding period in 2007. Organic revenue increased approximately 3%. In North America, revenue grew 10% overall and 1% organically resulting primarily from strong growth in managed services, offset in part by a net decrease in “always ready” and advanced recovery services. Revenue in Europe grew 13%, all of which is organic, and 11% excluding the impact of currency exchange rates.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 48% and 46% in the three-month periods ended June 30, 2008 and 2007, respectively. The increase of $110 million was due primarily to increased costs related to the higher volumes in one of our trading systems businesses, increased costs as a result of acquired businesses, from an increase in AS facilities costs and an increase in HE and AS salary and related benefits.

Sales, marketing and administration expenses as a percentage of total revenue was 22% and 23% in the three-month periods ended June 30, 2008 and 2007, respectively. The increase in sales, marketing and administration expenses of $25 million, or 9%, was due primarily to FS employee-related expenses and increased costs as a result of acquired businesses, partially offset by an unfavorable arbitration award related to a customer dispute in the second quarter of 2007.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the three months ended June 30, 2008 and 2007, product development costs were 8% of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% in each of the three-month periods ended June 30, 2008 and 2007. The $9 million increase in 2008 was due primarily to capital expenditures supporting FS and AS and from the AS business acquired in the third quarter of 2007.

Interest expense was $143 million and $159 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest expense was due primarily to interest rate decreases, partially offset by additional borrowings under our revolving credit facility.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Income from Operations:

Our total operating margin was 10% for the six months ended June 30, 2008, compared to 11% for the six months ended June 30, 2007.

Financial Systems:

The FS operating margin was 18% and 19% for the six months ended June 30, 2008 and 2007, respectively. The operating margin decline reflects the impacts of the increase in revenue at one of our trading systems businesses which has an inherently lower margin and a $1 million decrease in software license revenue. The increase of $33 million is primarily related to improvement in operating leverage in services revenue.

Higher Education:

The HE operating margin was 22% and 24% for the six months ended June 30, 2008 and 2007, respectively. The operating margin decline and the decrease of $4 million are due primarily to an $8 million decrease in software license fees, partially offset by improvement in operating leverage in services revenue.

Public Sector:

The PS operating margin was 18% and 20% for the six months ended June 30, 2008 and 2007, respectively. The operating margin decline and the decrease of $1 million are due primarily to a $2 million decrease in software license fees.

Availability Services:

The AS operating margin was 27% for each of the six months ended June 30, 2008 and 2007. The increase of $25 million is primarily due to improved operating profit contribution.

Revenue:

Total revenue increased $368 million or 16% for the six months ended June 30, 2008 compared to the same period in 2007. The increase in total revenue in 2008 is due primarily to organic revenue growth of approximately 12%, with trading volumes of one of our trading systems businesses adding five percentage points to the growth rate and changes in currency exchange rates adding one percentage point.

Financial Systems:

FS revenue increased $264 million or 23% in 2008. Organic revenue growth was approximately 20% in the first half of 2008, with trading volumes of one of our trading systems businesses adding $123 million or 10 percentage points to the growth rate, which exceeded our expectations for the quarter and the future and changes in currency exchange rates adding two percentage points. Professional services revenue increased $52 million or 20%. Revenue from license and resale fees included software license revenue of $82 million in each of the six month periods ended June 30, 2008 and 2007.

Higher Education:

HE revenue increased $7 million or 3% for the six months ended June 30, 2008 compared to the corresponding period in 2007 due entirely to organic revenue growth. HE services revenue increased $13 million, primarily in professional services. Revenue from license and resale fees included software license revenue of $13 million in the six months ended June 30, 2008, a decrease of $8 million from the prior year period.

Public Sector:

PS revenue increased $14 million or 7% for the six months ended June 30, 2008 compared to the corresponding period in 2007. Organic revenue growth was 6% in the first half of 2008. PS services revenue increased $13 million, primarily due to maintenance and support revenue and processing revenue, partially offset by a decrease in professional services. Revenue from license and resale fees included software license revenue of $12 million in the six months ended June 30, 2008, a decrease of $2 million from the prior year period.

Availability Services:

AS revenue increased $83 million or 12% in 2008. Organic revenue increased approximately 5%. In North America, revenue grew 12% overall and 3% organically resulting primarily from strong growth in managed services, offset in part by a net decrease in “always ready” and advanced recovery services. Revenue in Europe grew 14%, 11% excluding the impact of currency exchange rates.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 49% and 47% in the six-month periods ended June 30, 2008 and 2007, respectively. The increase of $228 million was due primarily to increased costs related to the higher volumes in one of our trading systems businesses, increased costs resulting from acquired businesses, an increase in FS employee-related expenses supporting increased services revenue and from an increase in AS facilities costs.

Sales, marketing and administration expenses as a percentage of total revenue was 21% and 22% in the six-month periods ended June 30, 2008 and 2007, respectively. The increase in sales, marketing and administration expenses of $62 million, or 12%, was due primarily to FS and AS employee-related expenses and increased costs resulting from acquired businesses, partially offset by an unfavorable arbitration award related to a customer dispute in the second quarter of 2007.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the six months ended June 30, 2008 and 2007, product development costs were 8% and 9% of revenue from software and processing solutions, respectively.

Depreciation and amortization as a percentage of total revenue was 5% in each of the six-month periods ended June 30, 2008 and 2007. The $17 million increase in 2008 was due primarily to capital expenditures supporting FS and AS and from the AS business acquired in the third quarter of 2007.

Interest expense was $291 million and $324 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest expense was due primarily to the redemption of the senior floating rate notes in 2007 and from interest rate decreases, as well as a decrease in our average borrowings outstanding.

Other expense was $25 million and $40 million for the six months ended June 30, 2008 and 2007, respectively. The decrease is attributable to $28 million of expense in the first quarter of 2007 associated with the redemption of the $400 million of senior floating rate notes due 2013, of which $19 million represented the redemption premium paid to noteholders, partially offset by a $14 million increase in the first six months of 2008 of foreign currency translation losses primarily related to our Euro denominated term loan.

The effective income tax rates in the six months ended June 30, 2008 and 2007 were 47% and 6%, respectively. The lower rate in the first half of 2007 reflects the combination of our overall projected net loss and limitations on our ability to utilize certain foreign tax credits. The higher rate in 2008 reflects a change in the expected mix of taxable income in various jurisdictions included in the overall projected taxable position for the year combined with higher utilization of foreign tax credits.

Liquidity and Capital Resources:

At June 30, 2008, cash and equivalents were $448 million, an increase of $21 million from December 31, 2007. Cash flow provided by operations was $247 million in the six months ended June 30, 2008 compared to $170 million in the six months ended June 30, 2007. The improvement in cash flow from operations is due primarily to improvement in earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined and calculated below) and reduced interest payments as a result of the redemption of the senior floating rate notes due 2013, including the redemption premium paid to noteholders in 2007, and decreases in interest rates on our variable rate debt, partially offset by higher incentive compensation payments.

Net cash used in investing activities was $366 million in the six months ended June 30, 2008, primarily comprised of cash paid for property and equipment and other assets, and to acquire three businesses, two in our FS segment and one in our AS segment.

Net cash provided by financing activities was $132 million for the six months ended June 30, 2008, related to borrowings under the revolving credit facility primarily to meet seasonally high working capital requirements related to payment of annual incentive compensation, interest and to fund acquisitions. At June 30, 2008, there was $210 million outstanding under this facility. During the three months ended March 31, 2008, we entered into two interest rate swap agreements, each with a notional amount of $750 million, which expire in February 2010 (2.71%) and February 2011 (3.17%) whereby we pay a fixed rate of interest and receive LIBOR from the counterparty.

At June 30, 2008, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $67 million. Of this amount, we currently do not expect to pay any. We also have outstanding letters of credit and bid bonds that total approximately $31 million.

At June 30, 2008, we had outstanding $7.66 billion in aggregate indebtedness, with additional borrowing capacity of $774 million under our revolving credit facility (after giving effect to outstanding letters of credit). Also, at June 30, 2008, we had used $443 million under our $450 million off-balance sheet accounts receivable securitization facility.

We expect our cash flows from operations, combined with availability under our revolving credit facility and accounts receivable securitization facility and the Bridge Facility and the incremental senior second term facility (each as described below), to provide sufficient liquidity to fund our current obligations (including the acquisition of GL Trade as described below), projected working capital requirements and capital spending for a period that includes the next 12 months.

GL Trade Acquisition

On July 31, 2008, we entered into a put option agreement (the “Put Option”), pursuant to which the sellers have the right to require us to purchase their 64.52% stake in GL Trade SA, a company organized under the laws of France (“GL Trade”) for €258.5 million (the “Block”). The Put Option will expire on October 31, 2008, but may be extended to November 30, 2008 under certain conditions. Shortly after completion of the purchase of the Block (the “Transaction”), we will commence a tender offer (the “Offer”) to purchase each outstanding share of GL Trade we do not own for €41.70. If we acquire 95% of the shares of GL Trade, we will have the right to cause any remaining shareholder to sell its shares to us, resulting in us holding 100% of the outstanding shares of GL Trade.

        In connection with the Transaction, on July 31, 2008, we entered into a bridge commitment letter (the “Bridge Commitment Letter”), pursuant to which the lenders thereunder have committed to provide us with a $700 million senior unsecured credit facility (the “Bridge Facility”), which will be funded to the extent we do not obtain alternative financing to fund the Transaction and the Offer. In connection with entering into the Bridge Commitment Letter, we also agreed that subject to the satisfaction of specified conditions, upon request, we will incur senior unsecured debt, on or prior to our purchase of the Block, the proceeds of which are intended to provide up to $700 million of the funds necessary to consummate the purchase of the Block and fund the Offer on or prior to our purchase of the Block, or, if the Bridge Facility is funded, to refinance all or part of the Bridge Facility. If we incur any such debt prior to our purchase of the Block, we expect the gross proceeds in excess of $250 million to be placed into an escrow account and, if no shares of GL Trade are purchased by us by February 28, 2009, we currently expect to redeem a portion of the debt at par with the escrowed funds, plus accrued interest. We expect that the funds that we receive pursuant to either the Bridge Facility or the incurrence of senior unsecured debt will provide us with sufficient liquidity to fund the Transaction and the Offer.

Incremental Term Loan Facility

On July 31, 2008, we also entered into a senior commitment letter, pursuant to which the lenders thereunder committed to provide us with a $300 million incremental senior secured term facility under our existing senior secured credit facilities. We may use the proceeds from the incremental senior secured term facility for general corporate purposes, including to refinance our existing senior secured notes due January 15, 2009.

Receivables Facility

The lenders under our insured receivables credit agreement, dated August 11, 2005, as amended (the “Receivables Facility”), are beneficiaries of a financial guaranty insurance policy issued by Financial Guaranty Insurance Company (“FGIC”). The provisions of the policy permit the lenders to terminate the policy at any time if FGIC has a long term debt rating from either S&P or Moody’s that is below BBB+ or Baa1. FGIC’s ratings are currently below such thresholds. If the lenders were to elect to terminate the policy in circumstances where we were unable to provide a replacement policy acceptable to the lenders, the loans under the Receivables Facility would amortize from receivables collections until paid in full and the Receivables Facility would terminate.

On July 31, 2008, SunGard Funding LLC and SunGard Financing LLC entered into an agreement and amendment (the “Amendment Agreement”) with FGIC, JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Deutsche Bank AG. In the Amendment Agreement, the lenders have agreed not to exercise their option to cancel the FGIC policy for a standstill period that will end 14 days after the lenders have received a satisfactory audit of the Company’s receivables but in no event earlier than September 29, 2008 or later than October 29, 2008. After the end of the standstill period the lenders will again have the option to cancel the FGIC policy at any time if, at such time, FGIC has a long term debt rating from either S&P or Moody’s that is below BBB+ or Baa1, respectively. On October 29, 2008, the aggregate limit on the amount of the Receivables Facility will step down from a maximum of $450 million to a maximum amount determined by the lenders to be consistent with an implied rating for their loans under the Receivables Facility of A by S&P and A2 by Moody’s. If the lenders are unable to agree among themselves on what that maximum facility amount should be, then the aggregate limit on the amount of the Receivables Facility will step down to $200 million. To the extent that we need to replace any portion of the borrowings under the Receivables Facility with other indebtedness, we expect that we will be able to do so.

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

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months June 30, 2008
	2007	2008	2007	2008
Net income (loss)	$(5)	$2	$(101)	$(20)	$21
Interest expense, net	155	139	315	282	593
Taxes	(19)	—	(6)	(18)	(15)
Depreciation and amortization	166	188	329	367	727

EBITDA	297	329	537	611	1,326
Purchase accounting adjustments (a)	2	9	3	20	31
Non-cash charges (b)	7	8	15	14	36
Unusual or non-recurring charges (c)	12	7	42	8	9
Acquired EBITDA, net of disposed EBITDA (d)	12	10	8	8	12
Other (e)	3	4	9	24	53

Adjusted EBITDA — senior secured credit facilities	333	367	614	685	1,467
Loss on sale of receivables (f)	9	5	16	9	22

Adjusted EBITDA — senior notes due 2013 and senior subordinated notes due 2015	$342	$372	$630	$694	$1,489

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation accounted for under SFAS 123R and loss on the sale of assets.

(c)	Unusual or non-recurring charges include severance and certain payroll taxes, and certain other expenses associated with acquisitions made by the Company.

(d)	Acquired EBITDA, net of disposed EBITDA, reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Other includes gains or losses related to fluctuation of foreign currency exchange rates, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by interest charges relating to the accounts receivable securitization facility.

(f)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended June 30, 2008 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.60x	2.64x
Maximum total debt to Adjusted EBITDA	7.25x	4.97x

Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.63x

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

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of June 30, 2008, we had $4.34 billion outstanding under our term loan facilities and available commitments of $774 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization facility.

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

At June 30, 2008, we had total debt of $7.66 billion, including $4.55 billion of variable rate debt. We have entered into four interest rate swap agreements which fixed the interest rates for $3.1 billion of our variable rate debt. Two of our swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. The remaining two swap agreements each have a notional value of $750 million and, effectively, fix our interest rates at 2.71% and 3.17%, respectively, and expire in February 2010 and February 2011, respectively. Our remaining variable rate debt of $1.45 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $14 million per year. Upon the expiration of each interest rate swap agreement in February 2009, February 2010 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $22 million, $30 million and $45 million per year, respectively.

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

SUNGARD DATA SYSTEMS INC.

Dated: August 6, 2008	By:	/s/ Michael J. Ruane
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