Form 10-Q
period 2008-09-30
SUNGARD DATA SYSTEMS INC
filed 2008-11-06
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

There were 100 shares of the registrant’s common stock outstanding as of September 30, 2008.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(unaudited)

	December 31, 2007	September 30, 2008
Assets
Current:
Cash and cash equivalents (Note 10)	$427	$1,588
Trade receivables, less allowance for doubtful accounts of $12 and $26	290	254
Earned but unbilled receivables	63	86
Prepaid expenses and other current assets	166	139
Clearing broker assets	469	462
Retained interest in accounts receivable sold	243	237
Deferred income taxes	32	33

Total current assets	1,690	2,799

Property and equipment, less accumulated depreciation of $533 and $676	852	896
Software products, less accumulated amortization of $542 and $749	1,266	1,157
Customer base, less accumulated amortization of $475 and $640	2,745	2,615
Other tangible and intangible assets, less accumulated amortization of $21 and $28	179	217
Trade name	1,022	1,022
Goodwill	7,086	7,099

Total Assets	$14,840	$15,805

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$55	$311
Accounts payable	85	74
Accrued compensation and benefits	271	237
Accrued interest expense	148	72
Other accrued expenses	390	338
Clearing broker liabilities	434	459
Deferred revenue	825	856

Total current liabilities	2,208	2,347

Long-term debt	7,430	8,458
Deferred income taxes	1,646	1,572

Total liabilities	11,284	12,377

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,694	3,716
Accumulated deficit	(207)	(262)
Accumulated other comprehensive income	69	(26)

Total stockholder’s equity	3,556	3,428

Total Liabilities and Stockholder’s Equity	$14,840	$15,805

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
Services	$1,098	$1,267	$3,162	$3,679
License and resale fees	87	78	252	235

Total products and services	1,185	1,345	3,414	3,914
Reimbursed expenses	37	49	99	139

	1,222	1,394	3,513	4,053

Costs and expenses:
Cost of sales and direct operating	581	728	1,649	2,024
Sales, marketing and administration	240	245	748	815
Product development	64	84	202	241
Depreciation and amortization	63	70	183	207
Amortization of acquisition-related intangible assets	110	131	319	361

	1,058	1,258	3,101	3,648

Income from operations	164	136	412	405
Interest income	4	4	13	13
Interest expense and amortization of deferred financing fees	(161)	(142)	(485)	(433)
Other expense	(11)	(24)	(51)	(49)

Loss before income taxes	(4)	(26)	(111)	(64)
Provision for (benefit from) income taxes	(15)	9	(21)	(9)

Net income (loss)	$11	$(35)	$(90)	$(55)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash flow from operations:
Net loss	$(90)	$(55)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	502	568
Deferred income tax benefit	(72)	(91)
Stock compensation expense	19	21
Amortization of deferred financing costs and debt discount	37	27
Other noncash items	3	18
Accounts receivable and other current assets	39	44
Accounts payable and accrued expenses	(122)	(174)
Clearing broker assets and liabilities, net	4	31
Deferred revenue	9	—

Cash flow provided by operations	329	389

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(223)	(174)
Cash paid for property and equipment and software	(213)	(280)
Other investing activities	7	2

Cash used in investment activities	(429)	(452)

Financing activities:
Cash received from borrowings, net of fees	656	1,326
Cash used to repay debt	(504)	(75)
Other financing activities	(15)	(15)

Cash provided by financing activities	137	1,236

Effect of exchange rate changes on cash	9	(12)

Increase in cash and cash equivalents	46	1,161
Beginning cash and cash equivalents	316	427

Ending cash and cash equivalents	$362	$1,588

Supplemental information:
Acquired businesses:
Property and equipment	$59	$6
Software products	44	61
Customer base	79	85
Goodwill	151	106
Other tangible and intangible assets	10	1
Deferred income taxes	(46)	(33)
Purchase price obligations and debt assumed	(38)	(19)
Net current liabilities assumed	(36)	(33)

Cash paid for acquired businesses, net of cash acquired of $20 and $24, respectively	$223	$174

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

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective January 1, 2009. The Company has not yet determined the impact of adopting SFAS 160 on the consolidated financial statements, but would not expect SFAS 160 to have a material impact on the consolidated financial statements.

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

2. Acquisitions:

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the nine months ended September 30, 2008, the Company completed three acquisitions in its FS segment and one acquisition in its AS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $174 million. The allocations of purchase price for these acquisitions and one completed late in 2007 are preliminary. See Note 10, Subsequent Events.

The following table lists the businesses the Company acquired in the first nine months of 2008:

Acquired Company/Business	Date Acquired	Description
Advanced Portfolio Technologies, Inc.	2/29/2008	Portfolio optimization and risk management software.

Corporate Payments Division of Payformance Corporation	2/29/2008	Integrated electronic and outsourced payment solutions.

Strohl Systems Group, Inc.	5/21/2008	Business continuity planning software.

Delphi Technologies Ltd.	7/1/2008	Consulting and IT professional services to banks and insurance companies in Ireland.

Goodwill

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE	PS	AS	Total
Balance at December 31, 2007	$2,942	$971	$911	$2,262	$7,086
2008 acquisitions	43	—	—	67	110
Income tax adjustments related to the Transaction and prior acquisitions	(9)	(4)	(6)	(15)	(34)
Effect of foreign currency translation	(12)	—	(12)	(39)	(63)

Balance at September 30, 2008	$2,964	$967	$893	$2,275	$7,099

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2007	September 30, 2008
Segregated customer cash and treasury bills	$109	$199
Securities owned	25	31
Securities borrowed	302	181
Receivables from customers and other	33	51

Clearing broker assets	$469	$462

Payables to customers	$114	$223
Securities loaned	271	123
Customer securities sold short, not yet purchased	16	5
Payable to brokers and dealers	33	108

Clearing broker liabilities	$434	$459

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

4. Debt:

Incremental Senior Secured Term Loan

On September 29, 2008, the Company entered into a Second Amendment (the “Second Amendment”) by and among the Company, SunGard Holdco LLC, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders (including new incremental term lenders) party thereto to the Credit Agreement dated as of August 11, 2005. The Second Amendment increased the amount of term loan borrowings by the Company under the Credit Agreement by $500 million (“Incremental Term Loan”) and changed certain terms applicable to the Incremental Term Loan, including the definitions of (i) “Applicable Rate” which was changed for each Incremental Term Loan to be, as of any date of determination, (x) for Eurocurrency Rate Loans, 3.75% per annum, and (y) for Base Rate Loans, 2.75%; (ii) “Base Rate” which was changed for Incremental Term Loans that are Base Rate Loans to 4.00% if the Base Rate, as determined pursuant to the terms of the Credit Agreement, is less than 4.00%; and (iii) “Eurocurrency Rate” which was changed for Incremental Term Loans that are Eurocurrency Rate Loans to 3.00% if the Eurocurrency Rate, as determined pursuant to the terms of the Credit Agreement, is less than 3.00%. The interest rate at September 30, 2008 was 7.75%. The Credit Agreement contains standard covenants and representations and warranties.

Senior Indenture and Senior Notes Due 2015

On September 29, 2008, the Company issued at a $6 million discount $500 million aggregate principal amount of 10.625% Senior Notes due 2015 (the “Notes”) that mature on May 15, 2015. The Notes are the Company’s senior unsecured obligations and rank equally in right of payment to all of the Company’s existing and future senior indebtedness; rank senior in right of payment to all of the Company’s existing and future senior subordinated indebtedness and subordinated indebtedness; and are effectively subordinated in right of payment to the Company’s secured indebtedness (including obligations under the senior secured credit facilities) to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all obligations of each of the Company’s existing and future subsidiaries that are not guarantors. All obligations under the Notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% wholly owned subsidiaries of the Company.

The Notes are redeemable in whole or in part, at the option of the Company, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, the Company is required to make an offer to redeem all of the Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indenture governing the Notes contains a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the Notes, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

The Notes contain registration rights by which the Company has agreed to use its reasonable efforts to register with the U.S. Securities & Exchange Commission notes having substantially identical terms. The Company will use its reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the Notes.

If the Company fails to meet this target (a “registration default”) with respect to the Notes, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate. If the registration default is corrected or, if it is not corrected, upon the two year anniversary of the issue date of the Notes, the applicable interest rate on such Notes will revert to the original level.

As a result of issuing $500 million of Notes and amending the Credit Agreement to increase borrowings by $500 million in September 2008, debt maturities have increased from amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as follows: $1 million for 2008, $5 million for each of the years 2009 through 2012 and $979 million for 2013 and thereafter.

5. Income Taxes:

The Company’s reserve for unrecognized income tax benefits at September 30, 2008 is $20 million. This liability includes approximately $3 million (net of federal and state benefit) in accrued interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The fair value hierarchy, as defined by SFAS 157, is as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Clearing broker assets - securities owned	$31	$—	$—	$31
Retained interest in accounts receivable sold	—	—	237	237

	$31	$—	$237	$268

Liabilities
Clearing broker liabilities - customer securities sold short, not yet purchased	$5	$—	$—	$5
Interest rate swap agreements	—	23	—	23

	$5	$23	$—	$28

Clearing broker assets and liabilities – securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Retained interest in accounts receivable sold is calculated using a discounted cash flow model using an applicable market interest rate and assumptions based upon collection period. Fair values of the interest rate swap agreements and currency option are based on market prices obtained from brokers. During the three and nine months ended September 30, 2008, the fair value of retained interest in accounts receivable sold decreased $27 million and $6 million, respectively, from $264 million at June 30, 2008 and $243 million at December 31, 2007 resulting from purchases, issuances and settlements.

7. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$11	$(35)	$(90)	$(55)
Foreign currency translation gains (losses)	31	(121)	53	(101)
Unrealized gain (loss) on derivative instruments	(15)	(3)	(9)	6

Comprehensive income (loss)	$27	$(159)	$(46)	$(150)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenue:
Financial systems	$622	$774	$1,755	$2,171
Higher education	131	128	396	400
Public sector	100	94	299	307

Software & processing solutions	853	996	2,450	2,878
Availability services	369	398	1,063	1,175

	$1,222	$1,394	$3,513	$4,053

Depreciation and amortization:
Financial systems	$16	$16	$44	$50
Higher education	2	3	6	8
Public sector	2	3	6	7

Software & processing solutions	20	22	56	65
Availability services	43	48	127	142
Corporate administration	—	—	—	—

	$63	$70	$183	$207

Income (loss) from operations:
Financial systems	$124	$138	$341	$388
Higher education	35	31	99	91
Public sector	22	16	62	55

Software & processing solutions	181	185	502	534
Availability services	116	114	303	326
Corporate and other items (1)	(133)	(163)	(393)	(455)

	$164	$136	$412	$405

Cash paid for property and equipment and software:
Financial systems	$20	$24	$61	$63
Higher education	6	5	14	21
Public sector	4	2	7	6

Software & processing solutions	30	31	82	90
Availability services	31	60	131	190
Corporate administration	—	—	—	—

	$61	$91	$213	$280

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $110 million and $131 million for the three month periods ended September 30, 2007 and 2008, respectively, and $319 million and $361 million for each of the nine month periods ended September 30, 2007 and 2008, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2008		2007	2008
Amortization of acquisition-related intangible assets:
Financial systems	$57	$73	(1)	$172	$200	(1)
Higher education	9	8		26	26
Public sector	10	15	(1)	27	36	(1)

Software & processing solutions	76	96		225	262
Availability services	33	34		92	96
Corporate administration	1	1		2	3

	$110	$131		$319	$361

(1)	Includes approximately $11 million and $4 million in impairment charges related to customer base and software for subsidiaries in the FS and PS segments, respectively.

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Trading Systems	$132	$239	$310	$557
Banks & Corporations	86	94	240	261
Capital Markets	79	72	223	242
Wealth Management	64	66	187	198
Institutional Asset Management	49	60	157	172
Brokerage & Clearance	42	53	157	171
Employee Administration	40	37	118	124
All other	130	153	363	446

Total Financial Systems	$622	$774	$1,755	$2,171

9. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $6 million and $4 million of management fees in sales, marketing and administration expenses during the three months ended September 30, 2007 and 2008, respectively. In the nine-month periods ended September 30, 2007 and 2008, the Company recorded $13 million and $14 million, respectively, of management fees in sales, marketing and administration expenses. At December 31, 2007 and September 30, 2008, $4 million and $5 million, respectively, was included in other accrued expenses.

10. Subsequent events:

GL TRADE

On October 1, 2008, the Company completed its purchase of approximately 64.5% of GL TRADE S.A., a company organized under the laws of France (“GL TRADE”) for €41.70 per share (the “Block”), or approximately $390 million, pursuant to a share purchase agreement executed on September 19, 2008. In addition, the Company continued to acquire additional shares of GL TRADE by way of market purchases and through a tender offer (the “Offer”) made at a maximum price of €41.70 per share. As a result of these acquisitions, as of October 31, 2008, the Company owns just over 8 million shares of GL TRADE representing approximately 82% of the share capital and voting rights of GL TRADE.

In the event that the Company owns directly or indirectly at least 95% of the share capital and voting rights of GL TRADE, we will implement a mandatory squeeze-out resulting in the Company holding 100% of the outstanding shares of GL TRADE and in the latter being de-listed.

The Company expects the purchase price of GL TRADE, including transaction costs, to be approximately $619 million.

Receivables Facility

The lenders under the Company’s insured receivables credit agreement, dated August 11, 2005, as amended (the “Receivables Facility”), are beneficiaries of a financial guaranty insurance policy issued by Financial Guaranty Insurance Company (“FGIC”). The provisions of the policy permit the lenders to terminate the policy at any time if FGIC has a long term debt rating from either S&P or Moody’s that is below BBB+ or Baa1. FGIC’s ratings are currently below such thresholds. If the lenders were to elect to terminate the policy in circumstances where the Company was unable to provide a replacement policy acceptable to the lenders, the loans under the Receivables Facility would amortize from receivables collections until paid in full and the Receivables Facility would terminate upon such payment in full.

On July 31, 2008, SunGard Funding LLC and SunGard Financing LLC entered into an agreement and amendment (the “Amendment Agreement”) with FGIC, JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Deutsche Bank AG. In the Amendment Agreement, the lenders agreed to not exercise their option to cancel the FGIC policy for a standstill period that would end 14 days after the lenders received a satisfactory audit of the Company’s receivables but in no event earlier than September 29, 2008 and no later than October 29, 2008.

On October 29, 2008, SunGard Funding LLC and SunGard Financing LLC entered into an agreement and amendment (the “Second Amendment Agreement”) with FGIC, JPMorgan Chase Bank, N.A., Citicorp North America, Inc., Deutsche Bank AG, New York Branch, Falcon Asset Securitization LLC, Charta, LLC and Nantucket Funding Corp., LLC. In the Second Amendment Agreement, the lenders extended their agreement to not exercise their option to cancel the FGIC policy for a standstill period (the “Extended Standstill Period”) that will end on December 19, 2008. In the Second Amendment Agreement, the parties also agreed to (a) during the Extended Standstill Period, negotiate in good faith a restructuring of the Receivables Facility and (b) amend the scheduled early amortization date of the Receivables Facility from August 11, 2011 to December 19, 2008. If a restructuring of the Receivables Facility is not agreed upon by the end of the Extended Standstill Period, the loans under the Receivables Facility will amortize from receivables collections until paid in full and the Receivables Facility will terminate upon such payment in full. Also, on October 29, 2008, pursuant to the terms of the Amendment Agreement, the aggregate limit on the amount of the Receivables Facility was stepped down from a maximum of $450 million to $200 million. To the extent that the Company needs to replace the remainder of the borrowings under the Receivables Facility with other indebtedness, the Company expects that it will be able to do so.

11. Supplemental Guarantor Condensed Consolidating Financial Statements:

On August 11, 2005, in connection with the Transaction, the Company issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes, $2.6 billion of which was outstanding at September 30, 2008. On September 29, 2008, the Company issued $500 million aggregate principal amount of Notes, all of which was outstanding at September 30, 2008. The senior notes and the Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned domestic subsidiaries of the Company (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities.

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminations as of December 31, 2007 and September 30, 2008 and for each of the three- and nine-month periods ended September 30, 2007 and 2008, to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$39	$2	$386	$—	$427
Intercompany balances	(4,616)	4,628	(12)	—	—
Trade receivables, net	(1)	74	280	—	353
Prepaid expenses, taxes and other current assets	1,416	98	784	(1,388)	910

Total current assets	(3,162)	4,802	1,438	(1,388)	1,690
Property and equipment, net	1	562	289	—	852
Intangible assets, net	153	4,420	639	—	5,212
Intercompany balances	684	(720)	36	—	—
Goodwill	—	6,120	966	—	7,086
Investment in subsidiaries	13,205	2,120	—	(15,325)	—

Total Assets	$10,881	$17,304	$3,368	$(16,713)	$14,840

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$40	$6	$9	$—	$55
Accounts payable and other current liabilities	264	2,222	1,055	(1,388)	2,153

Total current liabilities	304	2,228	1,064	(1,388)	2,208
Long-term debt	7,049	10	371	—	7,430
Intercompany debt	(5)	330	(166)	(159)	—
Deferred income taxes	(23)	1,531	138	—	1,646

Total liabilities	7,325	4,099	1,407	(1,547)	11,284

Total stockholder’s equity	3,556	13,205	1,961	(15,166)	3,556

Total Liabilities and Stockholder’s Equity	$10,881	$17,304	$3,368	$(16,713)	$14,840

(in millions)	Supplemental Condensed Consolidating Balance Sheet September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$583	$1	$1,004	$—	$1,588
Intercompany balances	(5,292)	5,349	(57)	—	—
Trade receivables, net	—	71	269	—	340
Prepaid expenses, taxes and other current assets	1,626	96	843	(1,694)	871

Total current assets	(3,083)	5,517	2,059	(1,694)	2,799
Property and equipment, net	1	607	288	—	896
Intangible assets, net	196	4,199	616	—	5,011
Intercompany balances	1,240	(720)	(520)	—	—
Goodwill	—	6,163	936	—	7,099
Investment in subsidiaries	13,612	2,300	—	(15,912)	—

Total Assets	$11,966	$18,066	$3,379	$(17,606)	$15,805

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$294	$10	$7	$—	$311
Accounts payable and other current liabilities	152	2,598	980	(1,694)	2,036

Total current liabilities	446	2,608	987	(1,694)	2,347
Long-term debt	8,118	13	327	—	8,458
Intercompany debt	(8)	354	(158)	(188)	—
Deferred income taxes	(18)	1,479	111	—	1,572

Total liabilities	8,538	4,454	1,267	(1,882)	12,377

Total stockholder’s equity	3,428	13,612	2,112	(15,724)	3,428

Total Liabilities and Stockholder’s Equity	$11,966	$18,066	$3,379	$(17,606)	$15,805

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$858	$400	$(36)	$1,222

Costs and expenses:
Cost of sales and direct operating	—	375	242	(36)	581
Sales, marketing and administration	27	125	88	—	240
Product development	—	60	4	—	64
Depreciation and amortization	—	47	16	—	63
Amortization of acquisition-related intangible assets	1	84	25	—	110

	28	691	375	(36)	1,058

Income (loss) from operations	(28)	167	25	—	164
Net interest income (expense)	(152)	(5)	—	—	(157)
Other income (expense)	175	6	(11)	(181)	(11)

Income (loss) before income taxes	(5)	168	14	(181)	(4)
Provision (benefit) for income taxes	(16)	(7)	8	—	(15)

Net income (loss)	$11	$175	$6	$(181)	$11

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$830	$550	$14	$1,394

Costs and expenses:
Cost of sales and direct operating	—	343	371	14	728
Sales, marketing and administration	20	144	81	—	245
Product development	—	45	39	—	84
Depreciation and amortization	—	51	19	—	70
Amortization of acquisition-related intangible assets	1	92	38	—	131

	21	675	548	14	1,258

Income (loss) from operations	(21)	155	2	—	136
Net interest income (expense)	(137)	(14)	13	—	(138)
Other income (expense)	60	11	(6)	(89)	(24)

Income (loss) before income taxes	(98)	152	9	(89)	(26)
Provision (benefit) for income taxes	(63)	73	(1)	—	9

Net income (loss)	$(35)	$79	$10	$(89)	$(35)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,485	$1,128	$(100)	$3,513

Costs and expenses:
Cost of sales and direct operating	—	1,121	628	(100)	1,649
Sales, marketing and administration	90	401	257	—	748
Product development	—	150	52	—	202
Depreciation and amortization	—	134	49	—	183
Amortization of acquisition-related intangible assets	2	259	58	—	319

	92	2,065	1,044	(100)	3,101

Income (loss) from operations	(92)	420	84	—	412
Net interest income (expense)	(463)	(5)	(4)	—	(472)
Other income (expense)	320	39	(26)	(384)	(51)

Income (loss) before income taxes	(235)	454	54	(384)	(111)
Provision (benefit) for income taxes	(145)	106	18	—	(21)

Net income (loss)	$(90)	$348	$36	$(384)	$(90)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,654	$1,505	$(106)	$4,053

Costs and expenses:
Cost of sales and direct operating	—	1,205	925	(106)	2,024
Sales, marketing and administration	69	448	298	—	815
Product development	—	140	101	—	241
Depreciation and amortization	—	152	55	—	207
Amortization of acquisition-related intangible assets	3	278	80	—	361

	72	2,223	1,459	(106)	3,648

Income (loss) from operations	(72)	431	46	—	405
Net interest income (expense)	(392)	(5)	(23)	—	(420)
Other income (expense)	238	(1)	(29)	(257)	(49)

Income (loss) before income taxes	(226)	425	(6)	(257)	(64)
Provision (benefit) for income taxes	(171)	168	(6)	—	(9)

Net income (loss)	$(55)	$257	$—	$(257)	$(55)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(90)	$348	$36	$(384)	$(90)
Non cash adjustments	(290)	295	100	384	489
Changes in operating assets and liabilities	(727)	660	(3)	—	(70)

Cash flow provided by (used in) operations	(1,107)	1,303	133	—	329

Investment Activities
Intercompany transactions	916	(950)	34	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(195)	(28)	—	(223)
Cash paid for property and equipment and software	—	(138)	(75)	—	(213)
Other investing activities	4	(3)	6	—	7

Cash provided by (used in) investment activities	920	(1,286)	(63)	—	(429)

Financing Activities
Net borrowings (repayments) of long-term debt	164	(5)	(7)	—	152
Other financing activities	(14)	(1)	—	—	(15)

Cash provided by (used in) financing activities	150	(6)	(7)	—	137

Effect of exchange rate changes on cash	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(37)	11	72	—	46
Beginning cash and cash equivalents	56	(19)	279	—	316

Ending cash and cash equivalents	$19	$(8)	$351	$—	$362

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(55)	$257	$—	$(257)	$(55)
Non cash adjustments	(203)	348	141	257	543
Changes in operating assets and liabilities	(728)	810	(181)	—	(99)

Cash flow provided by (used in) operations	(986)	1,415	(40)	—	389

Investment Activities
Intercompany transactions	261	(1,115)	854	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(110)	(64)	—	(174)
Cash paid for property and equipment and software	—	(193)	(87)	—	(280)
Other investing activities	—	(5)	7	—	2

Cash provided by (used in) investment activities	261	(1,423)	710	—	(452)

Financing Activities
Net borrowings (repayments) of long-term debt	1,284	7	(40)	—	1,251
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) financing activities	1,269	7	(40)	—	1,236

Effect of exchange rate changes on cash	—	—	(12)	—	(12)

Increase (decrease) in cash and cash equivalents	544	(1)	618	—	1,161
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$583	$1	$1,004	$—	$1,588

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008		Percent Increase (Decrease) 2008 vs. 2007	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Percent Increase (Decrease) 2008 vs. 2007
		percent of revenue		percent of revenue			percent of revenue		percent of revenue
(in millions)
Revenue
Financial systems (FS)	$622	51%	$774	56%	24%	$1,755	50%	$2,171	54%	24%
Higher education (HE)	131	11%	128	9%	(2%)	396	11%	400	10%	1%
Public sector (PS)	100	8%	94	7%	(6%)	299	9%	307	8%	3%

Software & processing solutions	853	70%	996	71%	17%	2,450	70%	2,878	71%	17%
Availability services (AS)	369	30%	398	29%	8%	1,063	30%	1,175	29%	11%

	$1,222	100%	$1,394	100%	14%	$3,513	100%	$4,053	100%	15%

Costs and Expenses
Cost of sales and direct operating	$581	48%	$728	52%	25%	$1,649	47%	$2,024	50%	23%
Sales, marketing and administration	240	20%	245	18%	2%	748	21%	815	20%	9%
Product development	64	5%	84	6%	31%	202	6%	241	6%	19%
Depreciation and amortization	63	5%	70	5%	11%	183	5%	207	5%	13%
Amortization of acquisition-related intangible assets	110	9%	131	9%	19%	319	9%	361	9%	13%

	$1,058	87%	$1,258	90%	19%	$3,101	88%	$3,648	90%	18%

Income from Operations
Financial systems (1)	$124	20%	$138	18%	11%	$341	19%	$388	18%	14%
Higher education (1)	35	27%	31	24%	(11%)	99	25%	91	23%	(8%)
Public sector (1)	22	22%	16	17%	(27%)	62	21%	55	18%	(11%)

Software & processing solutions (1)	181	21%	185	19%	2%	502	20%	534	19%	6%
Availability services (1)	116	31%	114	29%	(2%)	303	29%	326	28%	8%
Corporate administration	(12)	(1)%	(11)	(1)%	—%	(37)	(1)%	(35)	(1)%	(5%)

Adjusted Income from Operations (2)	285	23%	288	21%	1%	768	22%	825	20%	7%
Amortization of acquisition- related intangible assets	(110)	(9)%	(131)	(9)%	19%	(319)	(9)%	(361)	(9)%	13%
Stock Compensation expense	(7)	(1)%	(7)	(1)%	—%	(19)	(1)%	(21)	(1)%	11%
Other items (3)	(4)	—%	(14)	(1)%	250%	(18)	(1)%	(38)	(1)%	111%

	$164	13%	$136	10%	(17%)	$412	12%	$405	10%	(2%)

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	We evaluate the performance of our segments based on adjusted income from operations, which is income from operations before amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 8 of Notes to the Consolidated Financial Statements).

(3)	Other items include certain purchase accounting adjustments, management fees paid to the Sponsors and, in the second quarter of 2007, an unfavorable arbitration award related to a customer dispute, partially offset by capitalized software development costs and an insurance recovery in the third quarter of 2007.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008		Percent Increase (Decrease) 2008 vs. 2007	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Percent Increase (Decrease) 2008 vs. 2007
(in millions)		percent of revenue		percent of revenue			percent of revenue		percent of revenue
Financial Systems
Services	$544	45%	$688	49%	26%	$1,540	44%	$1,921	47%	25%
License and resale fees	48	4%	46	3%	(4%)	137	4%	135	3%	(1%)

Total products and services	592	48%	734	53%	24%	1,677	48%	2,056	51%	23%
Reimbursed expenses	30	2%	40	3%	33%	78	2%	115	3%	47%

	$622	51%	$774	56%	24%	$1,755	50%	$2,171	54%	24%

Higher Education
Services	$105	9%	$109	8%	4%	$323	9%	$340	8%	5%
License and resale fees	24	2%	16	1%	(33%)	66	2%	52	1%	(21%)

Total products and services	129	11%	125	9%	(3%)	389	11%	392	10%	1%
Reimbursed expenses	2	—%	3	—%	50%	7	—%	8	—%	14%

	$131	11%	$128	9%	(2%)	$396	11%	$400	10%	1%

Public Sector
Services	$85	7%	$80	6%	(6%)	$254	7%	$262	6%	3%
License and resale fees	14	1%	12	1%	(14%)	42	1%	41	1%	(2%)

Total products and services	99	8%	92	7%	(7%)	296	8%	303	7%	2%
Reimbursed expenses	1	—%	2	—%	100%	3	—%	4	—%	33%

	$100	8%	$94	7%	(6%)	$299	9%	$307	8%	3%

Software & Processing Solutions
Services	$734	60%	$877	63%	19%	$2,117	60%	$2,523	62%	19%
License and resale fees	86	7%	74	5%	(14%)	245	7%	228	6%	(7%)

Total products and services	820	67%	951	68%	16%	2,362	67%	2,751	68%	16%
Reimbursed expenses	33	3%	45	3%	36%	88	3%	127	3%	44%

	$853	70%	$996	71%	17%	$2,450	70%	$2,878	71%	17%

Availability Services
Services	$364	30%	$390	28%	7%	$1,045	30%	$1,156	29%	11%
License and resale fees	1	—%	4	—%	300%	7	—%	7	—%	—%

Total products and services	365	30%	394	28%	8%	1,052	30%	1,163	29%	11%
Reimbursed expenses	4	—%	4	—%	—%	11	—%	12	—%	9%

	$369	30%	$398	29%	8%	$1,063	30%	$1,175	29%	11%

Total Revenue
Services	$1,098	90%	$1,267	91%	15%	$3,162	90%	$3,679	91%	16%
License and resale fees	87	7%	78	6%	(10%)	252	7%	235	6%	(7%)

Total products and services	1,185	97%	1,345	96%	14%	3,414	97%	3,914	97%	15%
Reimbursed expenses	37	3%	49	4%	32%	99	3%	139	3%	40%

	$1,222	100%	$1,394	100%	14%	$3,513	100%	$4,053	100%	15%

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Income from Operations:

Our total operating margin was 10% for the three months ended September 30, 2008, compared to 13% for the three months ended September 30, 2007, primarily due to the decline in operating margins at each of our operating segments.

Financial Systems:

The FS operating margin was 18% and 20% for the three months ended September 30, 2008 and 2007, respectively. The operating margin decline reflects an $8 million decrease in software license revenue and the impacts of the increase in revenue at one of our trading systems businesses which has an inherently lower margin.

Higher Education:

The HE operating margin was 24% and 27% for the three months ended September 30, 2008 and 2007, respectively. The decrease in operating margin reflects a $3 million decrease in software license revenue.

Public Sector:

The PS operating margin was 17% and 22% for the three months ended September 30, 2008 and 2007, respectively. The decrease in operating margin is due primarily to the impact of significantly lower margins in the U.K. businesses and a $2 million decrease in software license fees, partially offset by improved operating performance of the U.S. businesses.

Availability Services:

The AS operating margin was 29% and 31% for the three months ended September 30, 2008 and 2007, respectively, primarily due to facility expansions in both North America and Europe.

Revenue:

Total revenue increased $172 million or 14% for the three months ended September 30, 2008 compared to the third quarter of 2007. The increase in total revenue in 2008 is due primarily to organic revenue growth of approximately 11%, with trading volumes of one of our trading systems businesses adding nine percentage points to the growth rate. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions and dispositions.

Financial Systems:

FS revenue increased $152 million or 24% in 2008. Organic revenue growth was approximately 22% in the third quarter of 2008, with trading volumes of one of our trading systems businesses adding $112 million or 18 percentage points to the growth rate. The broker/dealer revenue has remained uncharacteristically high and is a function of market volatility and customer mix. We expect this revenue to decline at some point but are unable to predict the timing. Professional services revenue increased $19 million or 13%. Revenue from license and resale fees included software license revenue of $35 million and $43 million in the three months ended September 30, 2008 and 2007, respectively.

Higher Education:

HE revenue decreased $3 million or 2% organically for the three months ended September 30, 2008 compared to the corresponding period in 2007. Revenue from license and resale fees included software license revenue of $7 million in the three months ended September 30, 2008, a decrease of $3 million from the prior year period.

Public Sector:

PS revenue decreased $6 million or 6% organically for the three months ended September 30, 2008 compared to the corresponding period in 2007, three percent of which is due to changes in currency exchange rates. PS services revenue decreased $5 million due to a decrease in professional services revenue. Revenue from license and resale fees included software license revenue of $5 million in the three months ended September 30, 2008, a decrease of $2 million from the prior year period.

Availability Services:

AS revenue increased $29 million or 8% for the three months ended September 30, 2008 compared to the corresponding period in 2007. Organic revenue increased approximately 3%. In North America, revenue grew 10% overall and 2% organically resulting primarily from strong growth in managed services, offset in part by a net decrease in “always ready” and advanced recovery services. Revenue from license and resale fees included software license revenue of $4 million in the three months ended September 30, 2008, an increase of $3 million from the prior year period due to a recently acquired business. Revenue in Europe grew 3% overall, 4% organically, and 6% excluding the impact of currency exchange rates.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 52% and 48% in the three-month periods ended September 30, 2008 and 2007, respectively, largely the result of higher volumes of one of our trading systems businesses. Also impacting the quarter were increased costs as a result of acquired businesses and an increase in AS facilities costs.

The increase in sales, marketing and administration expenses of $5 million, or 2%, was due primarily to increased costs as a result of acquired businesses and an insurance recovery in the third quarter of 2007.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the three months ended September 30, 2008 and 2007, product development costs were 8% of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% in each of the three-month periods ended September 30, 2008 and 2007. The $7 million increase in 2008 was due primarily to capital expenditures supporting AS and FS and from the AS business acquired in the third quarter of 2007.

Interest expense was $142 million and $161 million for the three months ended September 30, 2008 and 2007, respectively. The decrease in interest expense was due primarily to interest rate decreases, partially offset by additional borrowings under our revolving credit facility.

Other expense was $24 million and $11 million for the three months ended September 30, 2008 and 2007, respectively. The increase is primarily due to losses on Euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE.

The effective income tax rates in the three months ended September 30, 2008 and 2007 were (35)% and 375%, respectively. Income tax expense in the third quarter of 2008 reflects changes in the overall projected taxable position for the year and the expected mix of taxable income in various jurisdictions, and limitations on our ability to utilize certain foreign tax credits. Income tax expense in the third quarter of 2007 reflects a change in the expected mix of taxable income in various jurisdictions included in the overall projected taxable position for the year and limitations on our ability to utilize certain foreign tax credits and due to changes in enacted tax rates in certain state and foreign jurisdictions.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Income from Operations:

Our total operating margin was 10% for the nine months ended September 30, 2008, compared to 12% for the nine months ended September 30, 2007, primarily due to the decline in operating margins at each of our operating segments.

Financial Systems:

The FS operating margin was 18% and 19% for the nine months ended September 30, 2008 and 2007, respectively. The operating margin decline reflects the impacts of the increase in revenue at one of our trading systems businesses which has an inherently lower margin and a $9 million decrease in software license revenue.

Higher Education:

The HE operating margin was 23% and 25% for the nine months ended September 30, 2008 and 2007, respectively. The operating margin decline and the decrease of $8 million are due primarily to an $11 million decrease in software license fees.

Public Sector:

The PS operating margin was 18% and 21% for the nine months ended September 30, 2008 and 2007, respectively. The operating margin decline and the decrease of $7 million are due primarily to the impact of significantly lower margins in the U.K. businesses and a $3 million decrease in software license fees, partially offset by improved operating performance of the U.S. businesses.

Availability Services:

The AS operating margin was 28% and 29% for the nine months ended September 30, 2008 and 2007, respectively, primarily due to facility expansions in both North America and Europe.

Revenue:

Total revenue increased $540 million or 15% for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in total revenue in 2008 is due primarily to organic revenue growth of approximately 12%, with trading volumes of one of our trading systems businesses adding six percentage points to the growth rate.

Financial Systems:

FS revenue increased $416 million or 24% in 2008. Organic revenue growth was approximately 21% in the first nine months of 2008, with trading volumes of one of our trading systems businesses adding $235 million or 13 percentage points to the growth rate and changes in currency exchange rates adding two percentage points. The broker/dealer revenue has remained uncharacteristically high and is a function of market volatility and customer mix. We expect this revenue to decline at some point but are unable to predict the timing. Professional services revenue increased $71 million or 17%. Revenue from license and resale fees included software license revenue of $117 million in the nine month period ended September 30, 2008, a $9 million decrease from the prior year period.

Higher Education:

HE revenue increased $4 million or 1% for the nine months ended September 30, 2008 compared to the corresponding period in 2007 due entirely to organic revenue growth. HE services revenue increased $17 million, primarily in professional services. Revenue from license and resale fees included software license revenue of $20 million in the nine months ended September 30, 2008, a decrease of $11 million from the prior year period.

Public Sector:

PS revenue increased $8 million or 3% for the nine months ended September 30, 2008 compared to the corresponding period in 2007. Organic revenue growth was 1% in the first nine months of 2008. PS services revenue increased $8 million, primarily due to maintenance and support revenue and processing revenue, partially offset by a decrease in professional services. Revenue from license and resale fees included software license revenue of $18 million in the nine months ended September 30, 2008, a decrease of $3 million from the prior year period.

Availability Services:

AS revenue increased $112 million or 11% in 2008. Organic revenue increased approximately 4%. In North America, revenue grew 11% overall and 3% organically resulting primarily from strong growth in managed services, offset in part by a net decrease in “always ready” and advanced recovery services. Revenue from license and resale fees included software license revenue of $7 million in the nine months ended September 30, 2008, an increase of $5 million from the prior year period due to a recently acquired business that offset a $5 million decrease in resale fees. Revenue in Europe grew 10%, all organic.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 50% and 47% in the nine-month periods ended September 30, 2008 and 2007, respectively, largely the result of higher volumes of one of our trading systems businesses. Also impacting the period were increased costs resulting from acquired businesses, an increase in AS facilities costs and from an increase in FS employee-related expenses supporting increased services revenue.

The increase in sales, marketing and administration expenses of $67 million, or 9%, was due primarily to AS employee-related expenses and increased costs resulting from acquired businesses, partially offset by an unfavorable arbitration award related to a customer dispute in the second quarter of 2007.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the nine months ended September 30, 2008 and 2007, product development costs were 8% of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% in each of the nine-month periods ended September 30, 2008 and 2007. The $24 million increase in 2008 was due primarily to capital expenditures supporting AS and FS and from the AS business acquired in the third quarter of 2007.

Interest expense was $433 million and $485 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest expense was due primarily to interest rate decreases and the redemption of the senior floating rate notes in 2007, partially offset by additional borrowings under our revolving credit facility.

Other expense was $49 million and $51 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease is attributable to $28 million of expense in the first quarter of 2007 associated with the redemption of the $400 million of senior floating rate notes due 2013, of which $19 million represented the redemption premium paid to noteholders, partially offset by losses on Euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE and an increase in the first nine months of 2008 of foreign currency translation losses primarily related to our Euro denominated term loan.

The effective income tax rates in the nine months ended September 30, 2008 and 2007 were 14% and 19%, respectively. The rate in 2008 reflects changes in the overall projected taxable position for the year and the expected mix of taxable income in various jurisdictions, and limitations on our ability to utilize certain foreign tax credits. The rate in 2007 reflects a change in the expected mix of taxable income in various jurisdictions included in the overall projected taxable loss and limitations on our ability to utilize certain foreign tax credits and due to changes in enacted tax rates in certain state and foreign jurisdictions.

Liquidity and Capital Resources:

At September 30, 2008, cash and equivalents were $1.59 billion, an increase of $1.16 billion from December 31, 2007 primarily due to borrowing in September 2008 to fund the acquisition of GL TRADE S.A. (See discussion below).

Cash flow provided by operations was $389 million in the nine months ended September 30, 2008 compared to $329 million in the nine months ended September 30, 2007. The improvement in cash flow from operations is due primarily to reduced interest payments as a result of decreases in interest rates on our variable rate debt and the redemption of the senior floating rate notes due 2013, including the redemption premium paid to noteholders in 2007, and improvement in earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined and calculated below), partially offset by higher income tax payments and incentive compensation payments.

Net cash used in investing activities was $452 million in the nine months ended September 30, 2008, primarily comprised of cash paid for property and equipment and other assets, and to acquire four businesses, three in our FS segment and one in our AS segment.

Net cash provided by financing activities was $1.24 billion for the nine months ended September 30, 2008, the proceeds of which will be used to fund the acquisition of GL TRADE (as described below), repay $250 million of senior notes due in January 2009 and replace the downsized portion of the accounts receivable securitization facility. At September 30, 2008, there was $381 million outstanding under the revolving credit facility.

At September 30, 2008, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $76 million. Of this amount, we currently do not expect to pay any. We also have outstanding letters of credit and bid bonds that total approximately $26 million.

At September 30, 2008, we have outstanding $8.77 billion in aggregate indebtedness, with additional borrowing capacity of $603 million under our revolving credit facility (after giving effect to outstanding letters of credit). Also, at September 30, 2008, we had outstanding $448 million under our $450 million off-balance sheet accounts receivable securitization facility.

As a result of issuing $500 million of the Notes and amending the Credit Agreement to increase borrowings by $500 million in September 2008, contractual debt payments have increased from amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2007 as follows: $1 million for 2008, $5 million for each of the years 2009 to 2012 and $979 million for 2013 and thereafter. Contractual interest payments have increased from 2007 as follows: $10 million for 2008, $183 million for 2009-2010, $181 million for 2011-2012 and $153 million for 2013 and thereafter.

We expect our cash on hand, cash flows from operations and availability under our revolving credit facility to provide sufficient liquidity to complete the acquisition of GL TRADE, fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

Incremental Senior Secured Term Loan

On September 29, 2008, we entered into a Second Amendment (the “Second Amendment”) by and among the Company, SunGard Holdco LLC, JPMorgan Chase Bank, N.A., as administrative agent and certain lenders (including new incremental term lenders) party thereto to the Credit Agreement dated as of August 11, 2005. The Second Amendment increased the amount of term loan borrowings by us under the Credit Agreement by $500 million (“Incremental Term Loan”) and changed certain terms applicable to the Incremental Term Loan, including the definitions of (i) “Applicable Rate” which was changed for each Incremental Term Loan to be, as of any date of determination, (x) for Eurocurrency Rate Loans, 3.75% per annum, and (y) for Base Rate Loans, 2.75%; (ii) “Base Rate” which was changed for Incremental Term Loans that are Base Rate Loans to 4.00% if the Base Rate, as determined pursuant to the terms of the Credit Agreement, is less than 4.00%; and (iii) “Eurocurrency Rate” which was changed for Incremental Term Loans that are Eurocurrency Rate Loans to 3.00% if the Eurocurrency Rate, as determined pursuant to the terms of the Credit Agreement, is less than 3.00%. The interest rate at September 30, 2008 was 7.75%. The Credit Agreement contains standard covenants and representations and warranties.

Senior Indenture and Senior Notes Due 2015

On September 29, 2008, we issued at a $6 million discount $500 million aggregate principal amount of 10.625% Senior Notes due 2015 (the “Notes”) that mature on May 15, 2015. The Notes are our senior unsecured obligations and rank equally in right of payment to all of our existing and future senior indebtedness; rank senior in right of payment to all of our existing and future senior subordinated indebtedness and subordinated indebtedness; and are effectively subordinated in right of payment to our secured indebtedness (including obligations under the senior secured credit facilities) to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all obligations of each of our existing and future subsidiaries that are not guarantors. All obligations under the Notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of our domestic, 100% wholly owned subsidiaries.

The Notes are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the indenture. In addition, upon a change of control, we are required to make an offer to redeem all of the senior notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indenture governing the Notes contains a number of covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the Notes, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and designate our subsidiaries as unrestricted subsidiaries.

The Notes contain registration rights by which we have agreed to use our reasonable efforts to register with the U.S. Securities & Exchange Commission notes having substantially identical terms. We will use our reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the Notes.

If we fail to meet this target (a “registration default”) with respect to the Notes, the annual interest rate on the Notes will increase by 0.25%. The annual interest rate on the Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate. If the registration default is corrected or, if it is not corrected, upon the two year anniversary of the issue date of the Notes, the applicable interest rate on such Notes will revert to the original level.

Acquisition of GL TRADE S.A.

On October 1, 2008, we completed its purchase of approximately 64.5% of GL TRADE S.A., a company organized under the laws of France (“GL TRADE”) for €41.70 per share (the “Block”), or approximately $390 million, pursuant to a share purchase agreement executed on September 19, 2008. In addition, we continued to acquire additional shares of GL TRADE by way of market purchases and through a tender offer (the “Offer”) made at a maximum price of €41.70 per share. As a result of these acquisitions, as of October 31, 2008, we own just over 8 million shares of GL TRADE representing approximately 82% of the share capital and voting rights of GL TRADE.

In the event that we own directly or indirectly at least 95% of the share capital and voting rights of GL TRADE, we will implement a mandatory squeeze-out resulting in us holding 100% of the outstanding shares of GL TRADE and in the latter being de-listed.

We expect the purchase price of GL TRADE, including transaction costs, to be approximately $619 million.

Receivables Facility

The lenders under our insured receivables credit agreement, dated August 11, 2005, as amended (the “Receivables Facility”), are beneficiaries of a financial guaranty insurance policy issued by Financial Guaranty Insurance Company (“FGIC”). The provisions of the policy permit the lenders to terminate the policy at any time if FGIC has a long term debt rating from either S&P or Moody’s that is below BBB+ or Baa1. FGIC’s ratings are currently below such thresholds. If the lenders were to elect to terminate the policy in circumstances where we were unable to provide a replacement policy acceptable to the lenders, the loans under the Receivables Facility would amortize from receivables collections until paid in full and the Receivables Facility would terminate upon such payment in full.

On July 31, 2008, SunGard Funding LLC and SunGard Financing LLC entered into an agreement and amendment (the “Amendment Agreement”) with FGIC, JPMorgan Chase Bank, N.A., Citicorp North America, Inc. and Deutsche Bank AG. In the Amendment Agreement, the lenders agreed to not exercise their option to cancel the FGIC policy for a standstill period that would end 14 days after the lenders received a satisfactory audit of our receivables but in no event earlier than September 29, 2008 and no later than October 29, 2008.

On October 29, 2008, SunGard Funding LLC and SunGard Financing LLC entered into an agreement and amendment (the “Second Amendment Agreement”) with FGIC, JPMorgan Chase Bank, N.A., Citicorp North America, Inc., Deutsche Bank AG, New York Branch, Falcon Asset Securitization LLC, Charta, LLC and Nantucket Funding Corp., LLC. In the Second Amendment Agreement, the lenders extended their agreement to not exercise their option to cancel the FGIC policy for a standstill period (the “Extended Standstill Period”) that will end on December 19, 2008. In the Second Amendment Agreement, the parties also agreed to (a) during the Extended Standstill Period, negotiate in good faith a restructuring of the Receivables Facility and (b) amend the scheduled early amortization date of the Receivables Facility from August 11, 2011 to December 19, 2008. If a restructuring of the Receivables Facility is not agreed upon by the end of the Extended Standstill Period, the loans under the Receivables Facility will amortize from receivables collections until paid in full and the Receivables Facility will terminate upon such payment in full. Also, on October 29, 2008, pursuant to the terms of the Amendment Agreement, the aggregate limit on the amount of the Receivables Facility was stepped down from a maximum of $450 million to $200 million. To the extent that we need to replace the remainder of the borrowings under the Receivables Facility with other indebtedness, we expect that we will be able to do so.

Covenant Compliance

Adjusted EBITDA is used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2013 and 2015 and senior subordinated notes due 2015 and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

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

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Last Twelve Months September 30,
	2007	2008	2007	2008	2008
Net income (loss)	$11	$(35)	$(90)	$(55)	$(25)
Interest expense, net	157	138	472	420	574
Taxes	(15)	9	(21)	(9)	9
Depreciation and amortization	173	201	502	568	755

EBITDA	326	313	863	924	1,313
Purchase accounting adjustments (a)	5	25	8	45	51
Non-cash charges (b)	8	8	23	22	36
Unusual or non-recurring charges (c)	(4)	9	38	17	22
Acquired EBITDA, net of disposed EBITDA (d)	5	5	13	13	12
Other (e)	13	7	22	31	47

Adjusted EBITDA — senior secured credit facilities	353	367	967	1,052	1,481
Loss on sale of receivables (f)	5	4	21	13	21

Adjusted EBITDA — senior notes due 2013 and senior subordinated notes due 2015	$358	$371	$988	$1,065	$1,502

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation accounted for under SFAS 123R and loss on the sale of assets.

(c)	Unusual or non-recurring charges include severance and certain payroll taxes, and certain other expenses associated with acquisitions made by the Company.

(d)	Acquired EBITDA, net of disposed EBITDA, reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Other includes gains or losses related to fluctuation of foreign currency exchange rates, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by interest charges relating to the accounts receivable securitization facility.

(f)	The loss on sale of receivables under the long-term receivables facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and 2015 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended September 30, 2008 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.60x	2.75x
Maximum total debt to Adjusted EBITDA	7.25x	4.90x

Senior notes due 2013 and 2015 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.75x

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

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of September 30, 2008, we had $4.79 billion outstanding under our term loan facilities and available commitments of $603 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization facility.

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

At September 30, 2008, we had total debt of $8.77 billion, including $5.17 billion of variable rate debt. We have entered into four interest rate swap agreements which fixed the interest rates for $3.1 billion of our variable rate debt. Two of our swap agreements each have a notional value of $800 million and, effectively, fix our interest rates at 4.85% and 5.00%, respectively, and expire in February 2009 and February 2011, respectively. The remaining two swap agreements each have a notional value of $750 million and, effectively, fix our interest rates at 2.71% and 3.17%, respectively, and expire in February 2010 and February 2011, respectively. Our remaining variable rate debt of $2.07 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $21 million per year. Upon the expiration of each interest rate swap agreement in February 2009, February 2010 and February 2011, a 1% change in interest rates would result in a change in interest of approximately $29 million, $36 million and $52 million per year, respectively.

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

Part II Other Information:

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors: There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to Vote of Security Holders: The Company’s sole stockholder, SunGard Holdco LLC, approved by written consent dated September 10, 2008, the election of the following persons as directors to serve in such capacity until his or her successor is designated and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified: Chinh Chu, Cristóbal Conde, John Connaughton, James H. Greene, Jr., Glenn Hutchins, James L. Mann, John Marren, Sanjeev Mehra and Julie Richardson.

Item 5.	Other Information:

(a) None.

(b) None.

Item 6.	Exhibits:

Number	Document
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: November 6, 2008	By:	/s/ Michael J. Ruane
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