Form 10-K
period 2008-12-31
SUNGARD DATA SYSTEMS INC
filed 2009-03-06
CIK 789388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-12989

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0267091
(State of incorporation)	(I.R.S. Employer Identification No.)

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

There were 100 shares of the registrant’s Common Stock outstanding as of February 15, 2009.

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

Overview

We are one of the world’s leading software and IT services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education and the public sector. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software. We operate our business in four segments:

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

We serve more than 25,000 customers in more than 70 countries, including the world’s 25 largest financial services companies. We seek to establish long-term customer relationships by negotiating multi-year contracts and by emphasizing customer support and product quality and integration. We believe that we are one of the most efficient operators of mission-critical IT solutions as a result of the economies of scale we derive from serving multiple customers on shared platforms. Our revenue is highly diversified by customer and product, with no single customer accounting for more than 8% of our total revenue during any of the past three fiscal years. We estimate that approximately 90% of our revenue for the past three fiscal years was recurring in nature.

We were acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (the “Transaction”).

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

•

Attractive industry dynamics.    While the current economic crisis has presented some challenges in the near term, we believe that, over the long term, the sectors in which we participate will continue to have favorable growth dynamics. We believe that FS will benefit from several key industry dynamics: the shift from internal to external IT spending, the shift from infrastructure to application software spending, and the general increase in IT spending associated with rising compliance and regulatory requirements and real-time information needs. We anticipate that HE and PS will benefit from favorable growth dynamics in higher education and public justice and safety IT spending. We believe that AS will continue to benefit from favorable organic growth in the small and medium business sector. We believe that our strong relationships with our customers in the relatively fragmented software and processing sectors that we serve and our extensive experience and the significant total capital that we have invested in AS help us to maintain leading positions. We believe that these factors provide us with competitive advantages and enhance our growth potential.

Highly attractive business model.    Our portfolio of businesses has substantial recurring revenue, a diversified customer base and significant operating cash flow generation.

•

Extensive portfolio of businesses with substantial recurring revenue.    With a large portfolio of services and products in each of our four business segments, we have a diversified and stable business. We estimate that approximately 90% of our revenue for the past three fiscal years was recurring in nature. Because our FS customers generally pay us monthly fees that are based on metrics such as number of accounts, trades or transactions, users or number of hours of service, we believe that our FS revenue is more insulated from trading and transaction volumes than the financial services industry at large. Our portfolio of businesses and the largely recurring nature of our revenue across all four of our segments have reduced volatility in our revenue and income from operations.

•

Diversified and stable customer base.    Our base of more than 25,000 customers includes the world’s 25 largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, higher education institutions, school districts, local governments and not-for-profit organizations. Our AS business serves customers across virtually all industries. We believe that our specialized solutions and services help our customers improve operational efficiency, capture growth opportunities and respond to regulatory requirements, which results in long-term customer relationships. Our customer base is highly diversified with no single customer accounting for more than 8% of total revenue during any of the last three fiscal years.

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

•

Long track record of operational excellence.    We have a solid track record of performance consistent with internal financial targets. Our experienced senior executive officers have proven capabilities in both running a global business and managing numerous applications that are important to our customers. Our FS solutions account for and manage over $25 trillion in investment assets and process over 5 million transactions per day. In our HE business, 1,600 organizations including colleges, universities, campuses, foundations and state systems rely on SunGard Higher Education. Our PS products are used by agencies that serve more than 140 million citizens in North America and 40 million citizens in the UK. Our AS business has had a 100% success rate in supporting customer recoveries since our inception.

•

Successful, disciplined acquisition program.    To complement our organic growth, we have a highly disciplined due diligence program to evaluate, execute and integrate acquisitions. We have completed 170 acquisitions and overall have improved the operating performance of acquired businesses. Our ongoing acquisition program has contributed significantly to our long-term growth and success.

•

Experienced and committed management team.    Our executive officers have on average more than 15 years. of industry experience. Our senior managers have committed significant personal capital to our Company in connection with the Transaction.

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

•

Enhance our product and service offerings.    We continually support, upgrade and enhance our systems to incorporate new technology and meet the needs of our customers for increased operational efficiency and resilience. Our strong base of recurring revenue allows us to consistently reinvest in our products and services. We continue to introduce innovative products and services in all four of our business segments. We believe that our focus on product enhancement and innovation will help us to increase our penetration of existing and new customers.

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

Enhance our performance-based culture.    We have an experienced management team that is focused on enhancing our performance-based culture. We continue to evaluate and implement programs to improve our current management structure through competitive compensation plans and continue to implement methods to effectively retain key individuals at acquired businesses. Our compensation program, consistent with past practices, is highly performance-based.

Business Segment Overview

Our Segments

Software & Processing
	Financial Systems	Higher Education	Public Sector	Availability Services
Revenue for the Year Ended December 31, 2008	• $3.1 billion	• $540 million	• $411 million	• $1.6 billion

Product and Service Offerings

•   Specialized software and processing solutions that automate the business processes associated with trading securities, managing portfolios and accounting for investment assets, consulting services, and IT management services

•   Specialized software and enterprise resource planning solutions, professional services, consulting services and IT management services to address the administrative, academic and community needs of higher education institutions

•   Specialized software and enterprise resource planning and administrative solutions, public safety and justice solutions, K-12 student information solutions, consulting services and IT management services

•   Portfolio of standby recovery services, advanced recovery and managed services, consulting services and software that help companies maintain uninterrupted access to their mission-critical IT systems

Number of Customers	• 14,000	• 1,600	• 2,000	• 10,000

Primary Customers	• Financial services companies • Corporate and government treasury departments • Energy companies	• Higher education organizations around the world, including colleges, universities, campuses, foundations and state systems	• School districts • Federal, state and local governments • Public safety and justice agencies • Not-for-profit organizations	• Large, medium and small companies across virtually all industries, primarily in North America and Europe

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

Our FS businesses are grouped internally into two divisions. The main distinction between the two divisions is that one division serves customers whose business is primarily in North America while the other division serves customers whose business is primarily international. The grouping of FS businesses in two divisions also takes into account the balance of management workload.

Americas Division:    The Americas division includes our Brokerage & Clearance, Corporations, Insurance, Trading and Wealth Management businesses as well as our US-based Consulting Services. It offers software solutions and strategic IT consulting to a broad range of users, including insurers and reinsurers, traders, custodians, plan administrators and compliance officers. These solutions help automate and manage the trading and processing requirements of banks, broker/dealers, insurance companies, pension companies, fiduciary trusts and other financial services firms primarily in North America.

International Division:    The International division includes our Alternative Investments, Banks, Capital Markets & Investment Banking, Global Trading and Institutional Asset Management businesses, as well as our European-based Consulting Services. It also includes our FS international distribution organization which conducts business with customers in China, Japan, and the rest of Asia-Pacific, Central and Eastern Europe, Africa and the Middle East. The International division offers software solutions and strategic IT consulting to a broad range of users including asset managers, fund administrators, traders, compliance officers, market makers, chief financial officers and treasurers. These solutions help connect every stage of the investment lifecycle, from portfolio analysis to regulatory compliance to investor accounting and reporting. They also help mitigate risk and deliver straight-through processing.

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

Banks:    We provide an integrated solution suite for asset/liability management, budgeting and planning, regulatory compliance, and profitability. Our products also manage all aspects of universal banking including back-office transaction processing, front-office multi-channel delivery, card management and payments.

Corporations:    Our solutions provide chief financial officers and treasurers with the ability to monitor cash flow in real time and with increased operational controls on treasury, receivables and payments functions. An end-to-end collaborative financial management framework gives CFOs and treasurers tools to help drive maximum value from working capital and reduce risk.

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

Insurance:    We provide IT solutions for the insurance industry in each of the following major business lines: life/health/annuities/pensions, property and casualty, reinsurance and asset management. Our software and services support functions from the front-office through the back-office—from customer service and policy administration to actuarial calculations, financial and investment accounting, and reporting.

Trading:    We provide traders of U.S. equities, commodities and listed options with Web-based, electronic trading platforms for trade order management, direct market access and risk and compliance management. Our cross-asset solutions automate the transaction lifecycle, providing network connectivity and straight-through processing from pre- to post-trade. Our data analysis tools help improve the speed and ease of optimizing portfolios, assessing risk exposure and identifying market opportunities. Our energy solutions help financial services institutions, industrial and energy companies to efficiently compete in global energy markets by streamlining and integrating the trading, risk management and operations of physical commodities and their associated financial instruments.

Global Trading:    Through the acquisition of GL TRADE S.A. in October 2008, we provide multi-asset, front- to back-office trading solutions for equities, fixed income, derivatives, FX and commodities on exchanges worldwide. These solutions support full lifecycle trading and trade processing activities including information services, market connectivity and order management that help improve trade efficiency and risk monitoring.

Wealth Management:    Our wealth management solutions help investment advisors, trust bank managers and wealth managers grow their businesses by helping support the needs of their mass affluent and high-net worth clients. We provide solutions for financial planning, asset allocation, surveillance and suitability, new account opening, portfolio management, unified managed account programs, trade execution, asset management, custody and trust accounting. Our compliance and data management solutions help compliance officers mitigate risk and improve efficiencies through centralized data infrastructures, automated trade supervision and code-of-ethics monitoring. We also serve organizations that administer defined-contribution and defined-benefit retirement plans. Our retirement plan recordkeeping systems support many plan types and fulfill functions ranging from processing of contributions and payments to tax reporting and trade management.

Higher Education

In HE, we provide software, strategic and systems integration consulting, and technology management services to colleges and universities. Our HE solutions help institutions worldwide strengthen institutional performance by improving constituent services, increasing accountability and enhancing the education experience. Our Unified Digital Campus Solutions unite people, processes and technology in an environment that addresses the needs of higher education institutions and the people they serve with specific components tailored to the unique needs of each institution. HE solutions include administration and enterprise resource planning, advancement, IT management and outsourcing, portal and communication tools, performance management, enrollment management, academic performance and strategic planning.

Public Sector

In PS, we provide software and processing solutions designed to meet the specialized needs of local, state, federal and central governments, public safety and justice agencies, public schools, utilities, non-profits, and other public sector institutions. Our systems and services help institutions improve the efficiency of their operations and utilize the Web and wireless technologies in serving their constituents. Our PS products support a range of specialized enterprise resource planning and administrative solutions for functions such as accounting, human resources, payroll, utility billing, land management, public safety and criminal justice, and grant and project management.

Availability Services

In AS, we help our customers improve the uptime and resilience of their information and computer systems by providing them with cost-effective IT infrastructure and services to help them keep their mission-critical business systems reliable and secure. Since we pioneered commercial disaster recovery in the 1970s, we believe that our specialization in information availability solutions, together with our experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, have uniquely positioned us to meet customers’ varied needs in an environment where businesses are critically dependent on availability of IT. Over three decades, we have developed a comprehensive portfolio of business continuity and information availability services that extend from always ready standby services to advanced recovery services and always on production and managed services. We also provide business continuity management software and consulting services to help our customers design, implement and maintain plans to protect their central business systems. To serve our 10,000 AS customers, we utilize 4,000,000 square feet of operations space at over 60 locations in nine countries and a global network of approximately 25,000 miles. Since our inception, we have had a 100% success rate helping our customers recover from unplanned interruptions resulting from major disasters including the Gulf Coast hurricanes in 2008, widespread flooding in the U.K. in 2007, hurricane Katrina and Gulf Coast hurricanes in 2005, Florida hurricanes in 2004, the Northeast U.S. blackout in 2003 and the terrorist attacks of September 11, 2001.

We provide the following four categories of services: recovery services, managed services, consulting services and business continuity management software. They can be purchased independently or collectively, depending on the level of information availability required by customers as well as their other business continuity and IT infrastructure services needs. Although recovery services remain our principal revenue generating services, managed services, consulting and business continuity management software increasingly accounts for a greater percentage of our new sales. Because these services are often unique to individual customers and utilize a greater proportion of dedicated vs. shared resources, they typically require modestly more capital expenditures and command a somewhat lower operating margin rate than recovery services. The combination of all of these services provides our customers with a total, end-to-end business continuity solution.

Recovery Services:    AS helps customers maintain access to the information and computer systems they need to run their businesses by providing cost-effective solutions to keep IT systems operational and secure in the event of an unplanned business disruption. These business disruptions can range from man-made events (e.g. power outages, telecommunications disruptions and acts of terrorism) to natural disasters (e.g. floods, hurricanes and earthquakes). AS offers a complete range of recovery services, depending on the length of time deemed acceptable by customers for IT systems outage – ranging from minutes (for mission-critical applications) to several hours or several days (for non-mission-critical applications). We deliver these services using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers, which results in economies of scale for us and cost-effectiveness for our customers. These shared services range from basic standby disaster recovery services to blended services labeled as “advanced recovery” or “high availability” solutions that combine the basic standby services with dedicated workgroup recovery and data storage resources that allow customers to continuously replicate data to one of our sites, helping customers to minimize data loss and reduce recovery times.

Managed Services:    AS increasingly provides IT infrastructure and production services that customers use to run their businesses on a day-to-day basis. These services range from co-located IT infrastructure (e.g., where AS provides data center space, power, cooling and network connectivity) to fully-managed infrastructure services (e.g., where AS fully manages the daily operation of a customer’s IT infrastructure). Managed services typically require more dedicated processors, servers, storage devices, networks and other resources, which are either obtained by the customer or provided by us for the customer’s exclusive use. Managed services are designed in a flexible manner allowing customers to choose the services they need from a menu of options. Therefore, the combination of selected managed services is unique to each customer, with solutions crafted to meet that customer’s specific needs. Managed services help customers augment their IT resources and skills without having to hire full-time internal IT staff.

Consulting and Professional Services:    AS offers consulting services to help customers solve critical business continuity and IT infrastructure problems including business continuity, data storage and management, information security, and numerous categories of IT infrastructure operations. In addition, we also provide professional services that help customers design, implement and maintain other services provided by AS.

Business Continuity Management Software:    AS offers software solutions that help customers operate a comprehensive and professional business continuity plan across their enterprise. AS software solutions include business risk assessment, business continuity plan development, emergency notification in the event of a business disruption and virtual command center functionality. These solutions help enable ongoing business operations and management when business teams cannot be physically together because of an unplanned business disruption.

Acquisitions

To complement organic growth, we have a highly disciplined due diligence program to evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2008, we spent approximately $721 million in cash to acquire six businesses.

The following table lists the businesses we acquired in 2008:

Acquired Company/Business	Date Acquired	Description
Advanced Portfolio Technologies, Inc.	02/29/08	Portfolio optimization and risk management software.

Corporate Payments Division of Payformance Corporation	02/29/08	Integrated electronic and outsourced payment solutions.

Strohl Systems Group, Inc.	05/21/08	Business continuity planning software.

Delphi Technologies Ltd.	07/01/08	Consulting and IT professional services to banks and insurance companies in Ireland.

GL TRADE SA	10/01/08	Global provider of multi-asset front to back solutions, connectivity and information services.

Assets of a disaster recovery business based in Paris, France	10/07/08	Disaster recovery business based in Paris, France.

Product Development

We continually support, upgrade and enhance our systems and develop new products to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology. FS is transforming some of the key functionality of its core systems into components to form a new software development and on-demand delivery environment called Infinity. Infinity enables financial institutions to develop and deploy custom applications, integrating SunGard components with their own proprietary or third party components. Infinity uses SunGard’s Common Services Architecture (CSA), a service-oriented architecture (SOA) development framework, offering business process management (BPM) and a virtualized, software-as-a-service (SaaS) infrastructure.

Our expenditures for software development during the years ended December 31, 2006, 2007 and 2008, including amounts that were capitalized, totaled approximately $276 million, $297 million and $325 million, respectively. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our FS solutions are marketed throughout North America and Western Europe and many are marketed world wide, including Asia-Pacific, Central and Eastern Europe, the Middle East and Africa, with the principal focus being on selling additional products and services to existing customers. Our AS, HE and PS solutions are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our revenue from sales outside the United States during the years ended December 31, 2006, 2007 and 2008 totaled approximately $1.23 billion, $1.48 billion and $1.64 billion, respectively.

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

Financial Systems.    In our FS business, we compete with numerous other data processing and software vendors that may be broadly categorized into two groups. The first group is comprised of specialized financial systems companies that are much smaller than us. The second group is comprised of large computer services companies whose principal businesses are not in the financial systems area, some of which are also active acquirors. We also face competition from the internal processing and IT departments of our customers and prospects. The key competitive factors in marketing financial systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise, total cost of ownership and return on investment. We believe that we compete effectively with respect to each of these factors and that our leadership, reputation and experience in this business are important competitive advantages.

Higher Education and Public Sector.    In our HE and PS businesses, we compete with a variety of other vendors depending upon customer characteristics such as size, type, location, computing environment and functional requirements. For example, there may be different competitors for different sizes or types of educational institutions or government agencies, or in different states or geographic regions. Competitors in this business range from larger providers of generic enterprise resource planning systems to smaller providers of specialized applications and technologies. We also compete with outsourcers and systems integrators, as well as the internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing higher education and public sector systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively as to each of these factors and that our leadership, reputation and experience in these businesses are important competitive advantages.

Availability Services.    In our AS business, our greatest source of competition for recovery and advanced recovery services is in-house dedicated solutions, which are solutions that our customers or prospective customers develop and maintain internally instead of purchasing from a vendor such as us. Historically, our single largest commercial competitor in the AS business for recovery and advanced recovery services has been IBM Corporation, which we believe is the only company other than ours that currently provides the full continuum of availability services. We also face competition from specialized vendors, including hardware manufacturers, data-replication and virtualization software companies, outsourcers, managed hosting companies, IT services companies and telecommunications companies. Competition among managed or data center service providers is fragmented with various competitor types, such as major telecommunication providers, carrier neutral managed services providers, real estate investment trusts , IT outsourcers and regional colocation providers. We believe that we compete effectively with respect to the key competitive dimensions in information availability, namely economies of scale, quality of infrastructure, scope and quality of services, including breadth of hardware platforms and network capacity, level and quality of customer support, level of technical expertise, vendor neutrality and price. We also believe that our experience and reputation as an innovator in information availability solutions, our proven track record, our financial stability and our ability to provide the entire portfolio of availability services as a single vendor solution are important competitive advantages.

Employees

On December 31, 2008, we had approximately 20,000 employees. We believe that our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we believe that we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS). We believe that our employee relations are excellent.

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

Sustainable Development

We have a strong commitment to sustainability. The customers, communities and environment we do business with and in are increasingly influenced by sustainability issues. Our employees identify strongly with global issues such as climate change, and most of our businesses already have established practices for recycling, conservation and disposal of hazardous materials. We believe in accountability, doing business ethically and doing the right thing. During 2008, we adopted a company-wide sustainability policy and supplier code of conduct, began a process to measure our carbon footprint and continued our employee engagement and communications programs. We also continued our partnerships with the World Business Council on Sustainable Development, The Green Grid and the Corporate Eco-Forum as part of our objective to work with companies across industries to implement best practices. We remain dedicated to establishing a corporate culture of sustainable development to help ensure that SunGard can continue to take pride in what we do and the way we do it.

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

As a result of being acquired on August 11, 2005 by a consortium of private equity investment funds, we are highly leveraged and our debt service requirements are significant. At December 31, 2008, our total indebtedness was $ 8.87 billion, and we had $483 million available for borrowing under our revolving credit facility, after giving effect to certain outstanding letters of credit.

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

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•	restricting us from making acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures relating to our senior notes due 2013 and 2015 and senior subordinated notes due 2015. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our senior notes due 2013 and 2015 and senior subordinated notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, under the senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.

If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement and the senior notes due 2014, to the extent required by the indenture governing these notes. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facilities and the senior notes, as well as our unsecured indebtedness.

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

Part of our growth strategy is to pursue additional acquisitions in the future. There can be no assurance that our acquisition program will continue to be successful. In addition, we may finance any future acquisition with debt, which would increase our interest costs. If we are unable to successfully integrate and manage acquired businesses, including GL TRADE, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected, be subject to an adverse litigation outcome or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities (including assumed liabilities not fully indemnified by the seller) in connection with acquisitions.

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

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we may not be able to respond adequately. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks, including:

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

Our AS solutions allow customers to leverage our significant infrastructure and take advantage of our experience, technology expertise, resource management capabilities and vendor neutrality. Technological advances in recent years have significantly reduced the cost and the complexity of developing in-house solutions. Some customers, especially among the very largest having significant IT resources, prefer to develop and maintain their own in-house availability solutions, which can result in a loss of revenue from those customers. If this trend continues or worsens, there will be continued pressure on our organic revenue growth rate.

The trend toward information availability solutions utilizing more single customer dedicated resources likely will lower our overall operating margin rate over time.

In the information availability services industry, especially among our more sophisticated customers, there is an increasing preference for solutions that utilize some level of dedicated resources, such as blended advanced recovery services and managed services. The primary reason for this trend is that adding dedicated resources, although more costly, provides greater control, reduces data loss and facilitates quicker responses to business interruptions. Advanced recovery services often result in greater use of dedicated resources with a modest decrease in operating margin rate. Managed services require significant dedicated resources and, therefore, have an appropriately lower operating margin rate.

Our brokerage operations are highly regulated and are riskier than our other businesses.

Organizations like the Securities and Exchange Commission, Financial Services Authority and Financial Industry Regulatory Authority can, among other things, fine, censure, issue cease-and-desist orders and suspend or expel a broker/dealer or any of its officers or employees for failures to comply with the many laws and regulations that govern brokerage operations. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance and enforcement of an effective brokerage compliance program. Our failure to establish, maintain and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry, in particular with respect to active traders, may change, which could adversely affect our financial results.

We are exposed to certain risks relating to the execution and clearance services provided by our brokerage operations to retail customers, institutional clients (including hedge funds and other broker-dealers), and proprietary traders. These risks include, but are not limited to, customers failing to pay for securities commitments in the marketplace, trading errors, the inability or failure to settle trades, and trade execution or clearance systems failures. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we cannot limit our liability for trading losses even when we are not at fault. As a result we may suffer losses that are disproportionate to the relatively modest profit contributions of this business

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our HE and PS businesses.

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

If we fail to comply with government regulations in connection with our business or providing technology services to certain financial institutions, our business and results of operations may be adversely affected.

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

If we fail to comply with any regulations applicable to our business, we may be exposed to unexpected liability and/or governmental proceedings, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results. In addition, the future enactment of more restrictive laws or rules on the federal or state level, or, with respect to our international operations, in foreign jurisdictions on the national, provincial, state or other level, could have an adverse impact on business and financial results.

If we are unable to retain or attract customers, our business and financial results will be adversely affected.

If we are unable to keep existing customers satisfied, sell additional products and services to existing customers or attract new customers, then our business and financial results may suffer. A variety of factors could affect our ability to successfully retain and attract customers, including the level of demand for our products and services, the level of customer spending for information technology, the level of competition from customers that develop their own solutions internally and from other vendors, the quality of our customer service, our ability to update our products and develop new products and services needed by customers, and our ability to integrate and manage acquired businesses. Our services revenue, which has been largely recurring in nature, comes from the sale of our products and services under fixed-term contracts. We do not have a unilateral right to extend these contracts when they expire. Revenue from our broker/dealer businesses is not subject to minimum or ongoing contractual commitments on the part of brokerage customers. If customers cancel or refuse to renew their contracts, or if customers reduce the usage levels or asset values under their contracts, there could be a material adverse effect on our business and financial results.

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

During 2008, approximately 29% of our revenue was generated outside the United States. Approximately 76% of this revenue was from customers located in the United Kingdom and Continental Europe. Over the past few years we have expanded our support operations in India and acquired businesses in China and Singapore, in an effort to increase our presence throughout Asia Pacific. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

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

The software industry is characterized by the existence of a large number of patents and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors or other third parties may have been more aggressive than us in applying for or obtaining patent protection for innovative proprietary technologies both in the United States and internationally In addition, we use a limited amount of open source software in our products and may use more open source software in the future. Because open source software is developed by numerous independent parties over whom we exercise no supervision or control, allegations of infringement for using open source software are possible. As a result of all of these factors, there can be no assurance that in the future third parties will not assert infringement claims against us (as they have already done in the past) and preclude us from using a technology in our products or require us to enter into royalty and licensing arrangements on terms that are not favorable to us, or force us to engage in costly infringement litigation, which could result in us paying monetary damages or being forced to redesign our products to avoid infringement. Additionally, our licenses and service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of the intellectual property rights of third parties with respect to our products or services. We might have to defend or indemnify our customers to the extent they are subject to these types of claims. Any of these claims may be difficult and costly to defend and may lead to unfavorable judgments or settlements, which could have a material adverse effect on our reputation, business and financial results. For these reasons, we may find it difficult or costly to add or retain important features in our products and services.

Certain of our and our suppliers’ software may contain open source software. Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.

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

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased availability services facilities in Philadelphia, Pennsylvania (640,000 square feet), Carlstadt, New Jersey (578,600 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey, Birmingham, Alabama, Burlington, Massachusetts, Hopkins, Minnesota and Ridgefield, New Jersey. We believe that our leased and owned facilities are adequate for our present operations.

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

See ITEM 7, “Liquidity and Capital Resources—The Transaction” for a description of restrictions on our ability to pay dividends.

Item 6.	SELECTED FINANCIAL DATA

	Predecessor		Successor	Combined(1)	Successor
(in millions)	2004	January 1 through August 10, 2005	August 11 through December 31, 2005	Year Ended December 31, 2005	2006	2007	2008
Income Statement Data(2)(3)
Revenue	$3,556	$2,371	$1,631	$4,002	$4,323	$4,901	$5,596
Income from operations	704	296	197	493	532	631	470
Net income (loss)	454	146	(29)	117	(118)	(60)	(242)

		Successor
	2004	2005	2006	2007	2008
Balance Sheet Data(2)
Total assets	$5,195	$14,587	$14,671	$14,840	$15,778
Total short-term and long-term debt	554	7,429	7,439	7,485	8,875
Stockholders’ equity	3,252	3,572	3,574	3,556	3,063

(1)	Our combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Includes the effect of business acquisitions and dispositions from the date of each event. There were ten acquisitions in 2004, eleven acquisitions in 2005, ten acquisitions in 2006, eleven acquisitions in 2007 and six acquisitions in 2008. Three businesses were sold in each of 2004 and 2006 and four businesses were sold in 2008. See Note 2 of Notes to Consolidated Financial Statements.

(3)	2004 includes a gain of $78 million from the sale of Brut LLC, offset by $6 million of costs associated with the abandoned spin-off of SunGard Availability Services.

The period from January 1, 2005 through August 10, 2005 includes $59 million of accounting, investment banking, legal and other costs associated with the Transaction and the abandoned spin-off of SunGard Availability Services as well as $59 million resulting from the acceleration of vesting of stock options and restricted stock.

The period from August 11, 2005 through December 31, 2005 includes $18 million consisting primarily of payroll taxes and certain compensation expenses related to the Transaction.

2007 includes expense of $28 million associated with the early retirement of the $400 million of Senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

2008 includes a goodwill impairment charge of $128 million, intangible asset write-offs of $67 million and foreign currency losses and unused alternate financing commitment fees associated with the acquisition of GL TRADE S.A. of $17 million.

See Notes 1 and 2 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s leading software and IT services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education, and the public sector; and we help enterprises of all types maintain the continuity of their business through information availability services. We support more than 25,000 customers in over 70 countries, including the world’s 25 largest financial services companies. We operate our business in four segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). Our FS segment primarily serves financial services companies, corporate and government treasury departments and energy companies. Our HE segment primarily serves higher education institutions. Our PS segment primarily serves state and local governments and not-for-profit organizations. Our AS segment serves IT-dependent companies across virtually all industries.

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (the “Transaction”).

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

In FS, we primarily serve financial services companies through a broad range of complementary software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the business processes associated with trading securities, managing portfolios and accounting for investment assets.

In HE, we primarily provide software, strategic and systems integration consulting, and technology management services to higher education organizations around the world, including colleges, universities, campuses, foundations and state systems. HE solutions include administration, advancement, IT management, performance analytics, enrollment management, academic performance and strategic planning.

In PS, we primarily provide software and processing solutions designed to meet the specialized needs of central, federal, state and local governments, public safety and justice agencies, public schools, utilities, non-profits, and other public sector institutions. Our PS solutions support a range of specialized enterprise resource planning and administrative solutions.

In AS, we help our customers maintain access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their mission-critical IT systems reliable and secure. We offer a complete range of availability services, including recovery services, managed services, consulting services and business continuity management software.

Global Economic Conditions

Current instability in the worldwide financial markets, including volatility in and disruption of the credit markets, has resulted in uncertain economic conditions. Late in 2008, a global financial crisis triggered unprecedented market volatility and depressed economic growth.

SunGard’s results of operations are typically a trailing indicator of current economic activity, largely due to the multi-year contracts that generate the majority of our revenue. While our 2008 results show some effect of the current crisis, we believe that 2009 will be more challenging. As we have always done, our businesses have right-sized their expense base in line with their expected revenue opportunities, but the lack of visibility in the current economic environment limits our ability to estimate the impact of the crisis.

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Those estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. We review our estimates and judgments on an ongoing basis and revise them when necessary. Actual results may differ from the original or revised estimates. A summary of our significant accounting policies is contained in Note 1 of Notes to Consolidated Financial Statements. A description of the most critical policies and those areas where estimates have a relatively greater effect in the financial statements follows. Our management has discussed the critical accounting policies described below with our audit committee.

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

In connection with certain acquisitions, we have accrued the estimated costs of closing certain facilities. Historically, the estimated cost of closing our existing facilities was included in merger costs and the estimated cost of closing acquired facilities was included in goodwill. Effective for acquisitions after January 1, 2009, the estimated cost of closing acquired facilities will also be recorded in merger costs.

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

License fees result from contracts that permit the customer to use our software products at its site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed, collection is probable, and there is sufficient evidence of the fair value of each undelivered element. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or when there is significant acceptance, technology or service risk. Revenue also is recorded over the contract period in those instances where the software is bundled together with computer equipment or other post-delivery services, and there is not sufficient evidence of the fair value of each undelivered element.

We believe that our revenue recognition practices comply with the complex and evolving rules governing revenue recognition. Future interpretations of existing accounting standards, new standards or changes in our business practices could result in changes in our revenue recognition accounting policies that could have a material effect on our financial results.

Accounting for Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Considerable judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and our estimates could have a material effect on our financial results.

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

Results of Operations

We evaluate performance of our segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, goodwill impairment charges, stock compensation and certain other costs (see Note 10 of Notes to Consolidated Financial Statements).

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

	2006		2007		2008
		% of revenue		% of revenue		% of revenue
(in millions)
Revenue
Financial systems (FS)	$2,072	48%	$2,500	51%	$3,078	55%
Higher education (HE)	498	12%	543	11%	540	10%
Public sector systems (PS)	395	9%	410	8%	411	7%

Software & processing solutions	2,965	69%	3,453	70%	4,029	72%
Availability services (AS)	1,358	31%	1,448	30%	1,567	28%

	$4,323	100%	$4,901	100%	$5,596	100%

Costs and Expenses
Cost of sales and direct operating	$1,980	46%	$2,268	46%	$2,744	49%
Sales, marketing and administration	915	21%	1,042	21%	1,151	21%
Product development	255	6%	271	6%	308	6%
Depreciation and amortization	238	6%	251	5%	278	5%
Amortization of acquisition- related intangible assets	399	9%	438	9%	515	9%
Goodwill impairment charge and merger costs	4	—%	—	—%	130	2%

	$3,791	88%	$4,270	87%	$5,126	92%

Income from operations
Financial systems(1)	$414	20%	$525	21%	$608	20%
Higher education(1)	118	24%	143	26%	130	24%
Public sector systems(1)	79	20%	84	20%	79	19%

Software & processing solutions(1)	611	21%	752	22%	817	20%
Availability services (1)	412	30%	428	30%	443	28%
Corporate administration	(46)	(1)%	(55)	(1)%	(51)	(1)%

Adjusted income from operations(2)	977	23%	1,125	23%	1,209	22%
Amortization of acquisition- related intangible assets	(399)	(9)%	(438)	(9)%	(515)	(9)%
Goodwill impairment charge	—	—%	—	—%	(128)	(2)%
Stock Compensation expense	(38)	(1)%	(32)	(1)%	(35)	(1)%
Merger costs and other items(3)	(8)	—%	(24)	—%	(61)	(1)%

Income from operations	$532	12%	$631	13%	$470	8%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software & Processing Solutions, and AS, respectively.

(2)	We evaluate the performance of our segments based on adjusted income from operations, which is income from operations before amortization of acquisition-related intangible assets, goodwill impairment charges, stock compensation and certain other costs (see Note 10 to the Consolidated Financial Statements).

(3)	Merger costs and other items include merger costs, management fees paid to the Sponsors, purchase accounting adjustments, including in 2008 certain acquisition-related compensation expense, and, in 2007, an unfavorable arbitration award related to a customer dispute, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

	2006		2007		2008
(in millions)		% of revenue		% of revenue		% of revenue
Financial Systems
Services	$1,792	41%	$2,155	44%	$2,737	49%
License and resale fees	196	5%	232	5%	229	4%

Total products and services	1,988	46%	2,387	49%	2,966	53%
Reimbursed expenses	84	2%	113	2%	112	2%

	$2,072	48%	$2,500	51%	$3,078	55%

Higher Education
Services	$409	9%	$435	9%	$453	8%
License and resale fees	80	2%	98	2%	77	1%

Total products and services	489	11%	533	11%	530	9%
Reimbursed expenses	9	—%	10	—%	10	—%

	$498	12%	$543	11%	$540	10%

Public Sector Systems
Services	$329	8%	$348	7%	$349	6%
License and resale fees	62	1%	58	1%	57	1%

Total products and services	391	9%	406	8%	406	7%
Reimbursed expenses	4	—%	4	—%	5	—%

	$395	9%	$410	8%	$411	7%

Software & Processing Solutions
Services	$2,530	59%	$2,938	60%	$3,539	63%
License and resale fees	338	8%	388	8%	363	6%

Total products and services	2,868	66%	3,326	68%	3,902	70%
Reimbursed expenses	97	2%	127	3%	127	2%

	$2,965	69%	$3,453	70%	$4,029	72%

Availability Services
Services	$1,340	31%	$1,426	29%	$1,544	28%
License and resale fees	4	—%	8	—%	6	—%

Total products and services	1,344	31%	1,434	29%	1,550	28%
Reimbursed expenses	14	—%	14	—%	17	—%

	$1,358	31%	$1,448	30%	$1,567	28%

Total Revenue
Services	$3,870	90%	$4,364	89%	$5,083	91%
License and resale fees	342	8%	396	8%	369	7%

Total products and services	4,212	97%	4,760	97%	5,452	97%
Reimbursed expenses	111	3%	141	3%	144	3%

	$4,323	100%	$4,901	100%	$5,596	100%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Income from Operations:

Our total operating margin decreased from 13% in 2007 to 8% in 2008 primarily due to a $128 million goodwill impairment charge in PS, intangible asset write-offs of $67 million and the decline in operating margins at each of our operating segments.

Financial Systems:

The FS operating margin was 20% for the year ended December 31, 2008, compared to 21% for the prior year period. The operating margin decline reflects the impact of the increase in revenue at one of our trading systems businesses which has an inherently lower margin, an increase in restructuring charges and an $11 million decrease in software license revenue.

The most important factors affecting the FS operating margin are:

•	the level of trading volumes,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales,

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	continued pressure on pricing both in contract renewals and new contract signings,

•	the overall condition of the financial services industry and the effect of any further consolidation among financial services firms, and

•	the operating margins of recently acquired businesses, which tend to be lower at the outset and improve over a number of years.

Higher Education:

The HE operating margin was 24% for the year ended December 31, 2008 compared to 26% for the year ended December 31, 2007. The operating margin decline is due to a $15 million decrease in software license fees.

The most important factors affecting the HE operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales, and

•	continued pressure on pricing both in contract renewals and new contract signings.

Public Sector:

The PS operating margin was 19% for the year ended December 31, 2008 compared to 20% for the year ended December 31, 2007. The operating margin decline is due primarily to the impact of significantly lower margins in the U.K. business and a $4 million decrease in software license fees.

The most important factors affecting the PS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of IT spending and its impact on the overall demand for professional services and software license sales, and

•	continued pressure on pricing both in contract renewals and new contract signings.

Availability Services:

The AS operating margin was 28% for the year ended December 31, 2008 compared to 30% for the year ended December 31, 2007, primarily due to facility expansions in both North America and Europe, which increased the fixed cost base in advance of anticipated revenue growth.

The most important factors affecting the AS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the timing and magnitude of equipment and facilities expenditures, and

•	the trend toward availability solutions utilizing more dedicated resources.

The margin rate of the AS European business is inherently lower than the margin rate of the North American business due primarily to lower economies of scale in the distinct geographic markets served. However, the differential in the margins has narrowed over the past several years because of operational improvements in Europe and the growing proportion of managed services in North America.

Revenue:

Total revenue was $5.60 billion for the year ended December 31, 2008 compared to $4.90 billion for the year ended December 31, 2007. The increase in total revenue in 2008 is due primarily to organic revenue growth of approximately 10%, with trading volumes of one of our trading systems businesses adding $335 million or six percentage points to the growth rate. The broker/dealer revenue has remained uncharacteristically high and is a function of market volatility and customer mix. We expect this revenue to decline at some point but are unable to predict the timing. Organic revenue is defined as revenue from businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions, dispositions and by purchase accounting adjustments.

Services revenue, which is largely recurring in nature, includes revenue from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Services revenue increased to $5.08 billion from $4.36 billion, representing approximately 91% of total revenue in 2008 compared to 89% in 2007. The revenue increase of $719 million in 2008 was due primarily to organic revenue growth of $529 million, mostly in FS with $333 million coming from the broker/dealer mentioned above, and the impact of acquired revenue in FS and AS.

Professional services revenue was $961 million and $886 million in 2008 and 2007, respectively. The $75 million increase was due primarily to FS acquired and organic revenue.

Revenue from license and resale fees was $369 million and $396 million for the years ended December 31, 2008 and 2007, respectively, and includes software license revenue of $266 million and $293 million, respectively.

Financial Systems:

FS revenue was $3.08 billion for the year ended December 31, 2008 compared to $2.50 billion for the year ended December 31, 2007. Organic revenue growth was approximately 18% in 2008, with trading volumes of one of our trading systems businesses adding $335 million or 13 percentage points to the growth rate. The broker/dealer revenue has remained uncharacteristically high and is a function of market volatility and customer mix. We expect this revenue to decline at some point but are unable to predict the timing.

Professional services revenue increased $63 million or 11%. Revenue from license and resale fees included software license revenue of $204 million and $214 million, respectively, in 2008 and 2007.

Higher Education:

HE revenue was $540 million for the year ended December 31, 2008 compared to $543 million for the year ended December 31, 2007. Services revenue increased $18 million, primarily from increases in software support revenue. Professional services revenue was $146 million in 2008, an increase of $7 million. In 2008, longer sales cycles caused software license fees and resale fees to decline by $15 million and $6 million, respectively. HE organic revenue decreased 1% in 2008.

Public Sector:

PS revenue was $411 million for the year ended December 31, 2008 compared to $410 million for the year ended December 31, 2007. Excluding the impact of currency exchange rates, organic revenue increased approximately 2%. Increases in software support revenue and processing revenue were offset by a decrease in professional services. Software license fees were $25 million in 2008, a decrease of $4 million.

Availability Services:

AS revenue was $1.57 billion for the year ended December 31, 2008 compared to $1.45 billion for the year ended December 31, 2007, an 8% increase. AS organic revenue increased approximately 3% in 2008. In North America, revenue grew 10% overall and 3% organically as strong growth in managed services was offset in part by a decrease in basic and advanced recovery services. Revenue from license and resale fees included software license revenue of $6 million, an increase of $3 million from the prior year. Revenue in Europe grew 4% overall and 9% excluding the impact of currency exchange rates.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 49% and 46% for the years ended December 31, 2008 and 2007, respectively, largely the result of the higher volumes of the trading systems business previously mentioned. Also impacting the period were increased costs resulting from acquired businesses, an increase in FS and HE employee-related expenses supporting increased services revenue and an increase in AS facilities costs.

The increase in sales, marketing and administration expenses of $109 million was due primarily to increased costs resulting from acquired businesses, AS employee-related expenses and an insurance settlement in 2007, partially offset by decreases in HE and FS employee-related expenses and an unfavorable arbitration award in 2007 related to a customer dispute.

Because AS product development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. For the years ended December 31, 2008 and 2007, software development expenses were unchanged at 8% of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% for each of the years ended December 31, 2008 and 2007. The $27 million increase in 2008 was due primarily to capital expenditures supporting FS and AS and from the AS business acquired in the third quarter of 2007.

Amortization of acquisition-related intangible assets was 9% of total revenue for each of the years ended December 31, 2008 and 2007. Amortization of acquisition-related intangible assets increased $77 million in 2008 due primarily to the impact of recent acquisitions made by the Company and a $57 million increase in impairment charges.

In December 2008, we recorded an impairment of the PS goodwill of $128 million as a result of updating our annual impairment test which is conducted as of July 1.

Interest expense was $599 million for the year ended December 31, 2008 compared to $645 million for the year ended December 31, 2007. The decrease is primarily due to interest rate decreases and the redemption of the senior floating rate notes in 2007, partially offset by the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan and additional borrowings under our revolving credit facility.

Other expense increased $25 million in the year ended December 31, 2008 due primarily to increased foreign currency translation losses primarily related to our Euro denominated term loan and losses on Euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE S.A. (“GL TRADE”), partially offset by $28 million of expense in 2007 associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

We believe that our overall effective income tax rate is typically between 38% and 40%. The effective income tax rates for 2008 and 2007 were -19% and 5%, respectively. The rate in 2008 reflects a nondeductible goodwill impairment charge as well as an increase to our income tax reserve for tax matters for open years, some of which are currently under audit. The rate in 2007 reflects a change in the mix of taxable income in various jurisdictions and limitations on our ability to utilize certain foreign tax credits.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Income from Operations:

Our total operating margin increased from 12% in 2006 to 13% in 2007 because of improved performance within FS and HE.

Financial Systems:

The FS operating margin was 21% for the year ended December 31, 2007 compared to 20% for the prior year period. The $32 million increase in software license fees, improvement in the operating contribution from the growth in professional services revenue and operating leverage from other services revenue were partially offset by the impact of recently acquired businesses.

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

Services revenue increased to $4.36 billion from $3.87 billion, representing approximately 89% of total revenue in 2007 compared to 90% in 2006. The revenue increase of $494 million in 2007 was due to organic revenue growth of $391 million across all segments and the impact of acquired revenue in FS.

Professional services revenue was $886 million and $767 million in 2007 and 2006, respectively. The $119 million increase was due primarily to FS organic and acquired revenue.

Revenue from license and resale fees was $396 million and $342 million for the years ended December 31, 2007 and 2006, respectively, and includes software license revenue of $293 million and $255 million, respectively.

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

Availability Services:

AS revenue was $1.45 billion for the year ended December 31, 2007 compared to $1.36 billion for the year ended December 31, 2006, a 7% increase. AS organic revenue increased approximately 4% in 2007. In North America revenue grew 4% overall and 1% organically as strong growth in managed services was offset by a net decrease in basic and advanced recovery services. Revenue in Europe grew 17%, 8% excluding the impact of currency exchange rates.

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

Amortization of acquisition-related intangible assets was 9% of total revenue for each of the years ended December 31, 2007 and 2006. Amortization of acquisition-related intangible assets increased $39 million in 2007 due primarily to the impact of recent acquisitions made by the Company and an impairment charge of $10 million.

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

Liquidity And Capital Resources:

At December 31, 2008, cash and cash equivalents were $975 million, an increase of $548 million from December 31, 2007, while availability under our revolving credit facility decreased $458 million to $483 million. Early in 2009, $250 million was used to repay the senior notes.

Cash flow from operations was $385 million in the year ended December 31, 2008 compared to cash flow from operations of $701 million in the year ended December 31, 2007. The decrease in cash flow from operations is due primarily to increased working capital needed to replace the liquidity provided by the terminated accounts receivable securitization program, higher income tax payments and higher incentive compensation payments, partially offset by lower interest payments and improvement in earnings before interest, taxes, depreciation and amortization and goodwill impairment (“EBITDA” as defined and calculated below).

Net cash used in investing activities was $1.1 billion in 2008 and $564 million in 2007. We spent $721 million for six acquisitions during 2008, including $546 million for the acquisition of GL TRADE in our FS business, and $265 million for eleven acquisitions during 2007, including $161 million for the acquisition of Vericenter in our AS business. Capital expenditures were $392 million in 2008 and $307 million in 2007.

Net cash provided by financing activities was $1.3 billion in 2008, the proceeds of which were used to fund the acquisition of GL TRADE, replace the liquidity provided by the terminated accounts receivable securitization facility and repay $250 million of senior notes due in January 2009.

In September 2008 the Credit Agreement was amended to increase the amount of our term loan borrowings under the Credit Agreement by $500 million (“Incremental Term Loan”), and we issued at a $6 million discount $500 million aggregate principal amount of 10.625% Senior Notes due 2015.

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on LIBOR (2.39% at December 31, 2008). The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of our interest rate swaps at December 31, 2008 follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received
November 2005	February 2009	$800	4.85%	LIBOR
February 2006	February 2011	$800	5.00%	LIBOR
January 2008	February 2011	$750	3.17%	LIBOR
February 2008	February 2010	$750	2.71%	LIBOR

Total/Weighted average interest rate		$3,100	3.96%

In early 2009, we entered into 3-year interest rate swaps that expire in February 2012 for an aggregate notional amount of $1.2 billion under which we pay fixed interest payments (at 1.78%) for the term of the swaps, and in turn, receive variable interest payments based on LIBOR.

At December 31, 2008, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $71 million, $20 million of which could be due in the next 12 months. We also have outstanding letters of credit and bid bonds that total approximately $25 million.

We are highly leveraged and our debt service requirements are significant. At December 31, 2008, our total indebtedness was $8.87 billion and we had $483 million available for borrowing under the revolving credit facility, after giving effect to certain outstanding letters of credit. In addition, at December 31, 2008, we had outstanding $77 million under our $450 million off-balance sheet accounts receivable securitization program that was terminated in December 2008. We funded the $77 million outstanding during January 2009 with collections of receivables previously sold into the facility and repaid the $250 million senior notes that matured in January 2009.

At December 31, 2008, our contractual obligations follow (in millions):

	Total	2009	2010 – 2011	2012 – 2013	2014 and After
Short-term and long-term debt(1)	$8,901	$322	$625	$5,730	$2,224
Interest payments(2)	2,907	563	1,091	919	334
Operating leases	942	198	291	200	253
Purchase obligations(3)	151	89	51	8	3

	$12,901	$1,172	$2,058	$6,857	$2,814

(1)	The senior notes due 2014 and the senior notes due 2015 are recorded at $230 million and $494 million, respectively, as of December 31, 2008, reflecting the remaining unamortized discount caused by the Transaction. The $26 million discount at December 31, 2008 will be amortized and included in interest expense over the remaining periods to maturity.

(2)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the unhedged portion of the US$ term loan facility ($849 million at 3.58% at December 31, 2008), the euro denominated portion of the term loan facility ($181 million at 4.71% at December 31, 2008) and pound sterling denominated portion of the term loan facility ($119 million at 4.52% at December 31, 2008), the revolving credit facility ($500 million at 3.1%) and the Incremental Term Loan ($499 million at 6.75%). See Note 5 to Notes to Consolidated Financial Statements. The swap agreements put in place in early 2009 will increase the amount of interest payments in the table above by $2 million in 2009 and $5 million in 2010-2011.

(3)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

We expect our cash on hand, cash flows from operations and availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

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

Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate that is the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility and the term loan facility may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is 0.375% per annum and may change subject to attaining certain leverage ratios.

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

The senior secured credit facilities also require us to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under our accounts receivable securitization program (terminated in December 2008). Any required payments would be applied pro rata to the term loan lenders and to installments of the term loan facilities in direct order of maturity.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity in August 2011. As of December 31, 2008, we have $483 million available under the revolving credit facility, after giving effect to certain letters of credit.

The second amendment to the Credit Agreement in September 2008 changed certain terms applicable to the Incremental Term Loan. Borrowings can be at either a Base Rate or a Eurocurrency Rate. Base Rate borrowings reset daily and bear interest at a minimum of 4.0% plus a spread of 2.75%. Eurocurrency borrowings can be made for periods of 30, 60, 90 or 180 days and bear interest at a minimum of 3.0% plus a spread of 3.75%. The interest rate at December 31, 2008 was 6.75%.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most or all of our subsidiaries’) ability to incur additional debt or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change our lines of business, sell assets and engage in mergers or consolidations. In addition, under the senior secured credit facilities, we are required to satisfy certain total leverage and interest coverage ratios. We were in compliance with all covenants at December 31, 2008.

Senior Notes due 2009 and 2014

On January 15, 2004, we issued $500 million of senior unsecured notes, of which $250 million 3.75% notes were due and paid in full in January 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. As a result of the Transaction, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and 2015 and senior subordinated notes due 2015. The senior notes due 2014 are recorded at $230 million as of December 31, 2008, reflecting the remaining unamortized discount caused by the Transaction. The $20 million discount will be amortized and included in interest expense.

Senior Notes due 2013 and 2015 and Senior Subordinated Notes due 2015

The senior notes due 2013 and 2015 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% wholly owned subsidiaries of the Company.

The senior subordinated notes due 2015 are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the senior notes due 2014 and the senior notes due 2013 and 2015. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

The senior notes due 2013 and 2015 and senior subordinated notes due 2015 are redeemable in whole or in part, at our option, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, we are required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes due 2013 and 2015 and senior subordinated notes due 2015 contain a number of covenants that restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2013 and 2015 or senior subordinated notes due 2015, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and designate our subsidiaries as unrestricted subsidiaries.

The senior notes due 2015 contain registration rights by which the Company has agreed to use its reasonable efforts to register with the U.S. Securities & Exchange Commission notes having substantially identical terms. The Company will use its reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the senior notes due 2015.

If the Company fails to meet this target (a “registration default”) with respect to the senior notes due 2015, the annual interest rate on the senior notes due 2015 will increase by 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate. If the registration default is corrected or, if it is not corrected, upon the two year anniversary of the issue date of the senior notes due 2015, the applicable interest rate on such senior notes due 2015 will revert to the original level.

Off-Balance Sheet Debt—Accounts Receivable Securitization Program

In December 2008, we terminated our accounts receivable securitization program. Under the accounts receivable facility, eligible receivables were sold to third-party conduits through a wholly owned, bankruptcy remote special purpose entity that is not consolidated for financial reporting purposes. We serviced the receivables and charged a monthly servicing fee at market rates. The third-party conduits were sponsored by certain lenders under our senior secured credit facilities.

Sales of receivables under the facility qualified as sales under applicable accounting pronouncements. Accordingly, receivables totaling $363 million net of applicable allowances, and the corresponding borrowings, totaling $77 million, are excluded from our consolidated balance sheet as of December 31, 2008. Our retained interest in these receivables is $285 million as of December 31, 2008. Expenses associated with the receivables facilities totaled $25 million for 2008, which related to the loss on sale of the receivables and the discount on retained interest, and is recorded in other income (expense) in our consolidated statements of operations. The loss on sale of receivables was determined at the date of transfer based upon the fair value of the assets sold and the interests retained based on the present value of expected cash flows.

Covenant Compliance

Our senior secured credit facilities and the indentures governing our senior notes due 2013 and 2015 and our senior subordinated notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, pursuant to the Principal Investor Agreement by and among our Holding Companies and the Sponsors, we are required to obtain approval from certain Sponsors prior to the declaration or payment of any dividend by us or any of our subsidiaries (other than dividends payable to us or any of our wholly owned subsidiaries).

Under the senior secured credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2008, we are in compliance with the financial and nonfinancial covenants. While we believe that we will remain in compliance, our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit facilities. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit.

Adjusted earnings before interest, taxes, depreciation and amortization and goodwill impairment (“EBITDA”) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2013 and 2015 and senior subordinated notes due 2015 and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit facilities. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

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

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements. The terms and related calculations are defined in the indentures.

	Year ended December 31,
(in millions)	2006	2007	2008
Net loss	$(118)	$(60)	$(242)
Interest expense, net	642	626	581
Taxes	(21)	(3)	38
Depreciation and amortization	637	689	793
Goodwill impairment charge	—	—	128

EBITDA	1,140	1,252	1,298
Purchase accounting adjustments(1)	(2)	14	39
Non-cash charges(2)	41	37	35
Unusual or non-recurring items(3)	30	43	68
Acquired EBITDA, net of disposed EBITDA(4)	—	12	57
Pro forma expense savings related to acquisitions(5)	—	—	17
Other(6)	16	38	76

Adjusted EBITDA—Senior Secured Credit Facilities	1,225	1,396	1,590
Loss on sale of receivables(7)	29	29	25

Adjusted EBITDA—Senior Notes due 2013 and 2015 and Senior Subordinated Notes due 2015	$1,254	$1,425	$1,615

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(2)	Non-cash charges include stock-based compensation resulting from stock-based compensation accounted for under SFAS 123R (see Note 7 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(3)	Unusual or non-recurring items include debt refinancing costs, severance and related payroll taxes, an unfavorable arbitration award related to a customer dispute, an insurance recovery and other expenses associated with acquisitions made by the Company.

(4)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(5)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(6)	Other includes gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the accounts receivable securitization facility (terminated in December 2008).

(7)	The loss on sale of receivables under the accounts receivable securitization facility (terminated in December 2008) is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and 2015 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the year ended December 31, 2008 are as follows:

	Covenant Requirements	Actual Ratios

Senior secured credit facilities(1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.65x	2.65x

Maximum total debt to Adjusted EBITDA	6.75x	5.01x

Senior Notes due 2013 and Senior Subordinated Notes due 2015(2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.67x

(1)

Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.65x for the four-quarter period ended December 31, 2008 and increasing over time to 1.70x by the end of 2009, to 1.80x by the end of 2010 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or nonrecurring interest expense and the elimination of interest expense and fees associated with our accounts receivable securitization program (terminated in December 2008). Beginning with the four-quarter period ending December 31, 2008, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.75x and decreasing over time to 6.25x by the end of 2009, to 5.50x by the end of 2010 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $6.15 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of December 31, 2008, we had $4.75 billion outstanding under our term loan facilities and available commitments of $483 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our accounts receivable securitization program.

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

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. We do not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. We do not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2008, we had total debt of $8.87 billion, including $5.25 billion of variable rate debt. We entered into four interest rate swap agreements which fixed the interest rates for $3.1 billion of our variable rate debt. Our four swap agreements each have notional values of $800 million or $750 million (see table above), and effectively fix our interest rates at a weighted average rate of 3.96%, and expire in February 2009, 2010 or 2011. In early 2009, we entered into additional three-year interest rate swap agreements for a notional amount of $1.2 billion, under which we are required to pay a stream of fixed rate interest payments of 1.78%, and in turn, receive variable interest payments based on LIBOR. After the early 2009 activity, our remaining variable rate debt of $1.75 billion is subject to changes in underlying interest rates and our interest payments will also change as a result of market changes. During the period when our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $17 million per year. Upon the expiration of interest rate swap agreements in February 2010, 2011 and 2012, a 1% change in interest rates would result in a change in interest of approximately $25 million, $40 million and $52 million per year, respectively. See Note 5 to Consolidated Financial Statements.

In addition, at December 31, 2008, one of our U.K. subsidiaries, whose functional currency is the pound sterling, has $181 million of debt which is denominated in euros. A 10% change in the euro-pound sterling exchange rate would result in a charge or credit in the statement of operations of approximately $19 million.

During 2008, approximately 29% of our revenue was from customers outside the United States with approximately 76% of this revenue coming from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SunGard Data Systems Inc.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of GL TRADE SA, which we acquired on October 1, 2008. At December 31, 2008 and for the period from October 1, 2008 through December 31, 2008, total assets and total revenues subject to GL TRADE SA’s internal control over financial reporting represented 5% and 1% of SunGard’s consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2008. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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

SunGard Data Systems Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 5, 2009

SunGard Data Systems Inc.

Consolidated Balance Sheets

(in millions except share and per-share amounts)	December 31, 2007	December 31, 2008
Assets
Current:
Cash and cash equivalents	$427	$975
Trade receivables, less allowance for doubtful accounts of $12 and $15	290	701
Earned but unbilled receivables	63	81
Prepaid expenses and other current assets	166	122
Clearing broker assets	469	309
Retained interest in accounts receivable sold	243	285
Deferred income taxes	32	22

Total current assets	1,690	2,495
Property and equipment, less accumulated depreciation of $533 and $689	852	898
Software products, less accumulated amortization of $542 and $793	1,266	1,159
Customer base, less accumulated amortization of $475 and $668	2,745	2,616
Other tangible and intangible assets, less accumulated amortization of $21 and $29	179	207
Trade name	1,022	1,075
Goodwill	7,086	7,328

Total Assets	$14,840	$15,778

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$55	$322
Accounts payable	85	87
Accrued compensation and benefits	271	314
Accrued interest expense	148	159
Other accrued expenses	390	401
Clearing broker liabilities	434	310
Deferred revenue	825	977

Total current liabilities	2,208	2,570
Long-term debt	7,430	8,553
Deferred income taxes	1,646	1,592

Total liabilities	11,284	12,715

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,694	3,731
Accumulated deficit	(207)	(449)
Accumulated other comprehensive income (loss)	69	(219)

Total stockholder’s equity	3,556	3,063

Total Liabilities and Stockholder’s Equity	$14,840	$15,778

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

	Year ended December 31,
(in millions)	2006	2007	2008
Revenue:
Services	$3,870	$4,364	$5,083
License and resale fees	342	396	369

Total products and services	4,212	4,760	5,452
Reimbursed expenses	111	141	144

	4,323	4,901	5,596

Costs and expenses:
Cost of sales and direct operating	1,980	2,268	2,744
Sales, marketing and administration	915	1,042	1,151
Product development	255	271	308
Depreciation and amortization	238	251	278
Amortization of acquisition-related intangible assets	399	438	515
Goodwill impairment charge and merger costs	4	—	130

	3,791	4,270	5,126

Income from operations	532	631	470
Interest income	14	19	18
Interest expense and amortization of deferred financing fees	(656)	(645)	(599)
Other expense	(29)	(68)	(93)

Loss before income taxes	(139)	(63)	(204)
Provision (benefit) for income taxes	(21)	(3)	38

Net loss	$(118)	$(60)	$(242)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in millions)	2006	2007	2008
Cash flow from operations:
Net loss	$(118)	$(60)	$(242)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	637	689	793
Goodwill impairment charge	—	—	128
Deferred income tax benefit	(86)	(120)	(108)
Stock compensation expense	38	32	35
Amortization of deferred financing costs and debt discount	40	46	37
Other noncash items	(2)	14	50
Accounts receivable and other current assets	(47)	(20)	(341)
Accounts payable and accrued expenses	(4)	71	(28)
Clearing broker assets and liabilities, net	(13)	9	36
Deferred revenue	46	40	25

Cash flow from operations	491	701	385

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(163)	(265)	(721)
Cash paid for property and equipment and software	(312)	(307)	(392)
Other investing activities	6	8	4

Cash used in investment activities	(469)	(564)	(1,109)

Financing activities:
Cash received from borrowings, net of fees	—	591	1,444
Cash used to repay debt	(48)	(623)	(119)
Other financing activities	—	—	(22)

Cash provided by (used in) financing activities	(48)	(32)	1,303

Effect of exchange rate changes on cash	25	6	(31)

Increase (decrease) in cash and cash equivalents	(1)	111	548
Beginning cash and cash equivalents	317	316	427

Ending cash and cash equivalents	$316	$427	$975

Supplemental information:
Interest paid	$613	$643	$550

Income taxes paid, net of refunds	$24	$62	$134

Acquired businesses:
Property and equipment	$2	$40	$14
Software products	58	68	133
Customer base	44	92	215
Goodwill	96	166	613
Other tangible and intangible assets	5	11	67
Deferred income taxes	(29)	(49)	(123)
Purchase price obligations and debt assumed	(6)	(41)	(75)
Net current liabilities assumed	(7)	(22)	(123)

Cash paid for acquired businesses, net of cash acquired of $5, $22 and $78, respectively	$163	$265	$721

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Stockholder’s Equity

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(in millions)	Number of Shares	Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total
Balances at December 31, 2005	—	$—	$3,629	$(29)	$(27)	$(1)	$3,572
Comprehensive loss:
Net loss	—	—	—	(118)	—	—
Foreign currency translation	—	—	—	—	82	—
Net unrealized gain on derivative instruments (net of tax provision of $2)	—	—	—	—	—	3
Total comprehensive loss	—	—	—	—	—	—	(33)
Stock compensation expense	—	—	38	—	—	—	38
Other	—	—	(3)	—	—	—	(3)

Balances at December 31, 2006	—	—	3,664	(147)	55	2	3,574
Comprehensive loss:
Net loss	—	—	—	(60)	—	—
Foreign currency translation	—	—	—	—	35	—
Net unrealized loss on derivative instruments (net of tax benefit of $15)	—	—	—	—	—	(23)
Total comprehensive loss	—	—	—	—	—	—	(48)
Stock compensation expense	—	—	32	—	—	—	32
Other	—	—	(2)	—	—	—	(2)

Balances at December 31, 2007	—	—	3,694	(207)	90	(21)	3,556
Comprehensive loss:
Net loss	—	—	—	(242)	—	—
Foreign currency translation	—	—	—	—	(249)	—
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—	(39)
Total comprehensive loss	—	—	—	—	—	—	(530)
Stock compensation expense	—	—	35	—	—	—	35
Other	—	—	2	—	—	—	2

Balances at December 31, 2008	—	$—	$3,731	$(449)	$(159)	$(60)	$3,063

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

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II, which is a subsidiary of SunGard Capital Corp. SunGard Capital Corp. and SunGard Capital Corp. II are collectively referred to as the “Parent Companies.” All of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.”

SunGard has four segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). The Company’s Software & Processing Solutions business is comprised of the FS, HE and PS segments. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The consolidated financial statements exclude the accounts of the Holding Companies.

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

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is known, collection is probable, and there is sufficient evidence of the fair value of each undelivered element. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the contract period in those instances where the software is bundled together with computer equipment or other post-delivery services and there is not sufficient evidence of the fair value of each undelivered element.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment was $212 million in 2006, $219 million in 2007 and $240 million in 2008.

Software Products

Product development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Costs associated with purchased software, software obtained through business acquisitions, and new products and enhancements to existing products that are technologically feasible and recoverable are capitalized and amortized over the estimated useful lives of the related products, generally two to eleven years (average life is seven years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization. Amortization of all software products aggregated $223 million in 2006, $246 million in 2007 and $267 million in 2008. Capitalized development costs were $21 million in 2006, $26 million in 2007 and $17 million in 2008.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from three to 19 years (average life is 13 years).

Other Tangible and Intangible Assets

Other tangible and intangible assets consist primarily of deferred financing costs incurred in connection with debt issued in the Transaction and for the acquisition of GL TRADE S.A. (“GL TRADE”) (see Notes 2 and 5), noncompetition agreements obtained in business acquisitions, long-term accounts receivable, prepayments and long-term investments. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from two to five years.

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2008, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2009	$508
2010	499
2011	472
2012	424
2013	370

Trade Name and Goodwill

The trade name intangible asset primarily represents the fair value of the SunGard trade name at August 11, 2005 and is an indefinite-lived asset and therefore is not subject to amortization but is reviewed at least annually for impairment.

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

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE	PS	AS	Total
Balance at December 31, 2006	$2,918	$976	$904	$2,153	$6,951
2007 acquisitions	47	—	12	129	188
Adjustments related to the Transaction and prior year acquisitions	(33)	(5)	(6)	(28)	(72)
Effect of foreign currency translation	10	—	1	8	19

Balance at December 31, 2007	2,942	971	911	2,262	7,086
2008 acquisitions	561	—	—	67	628
Adjustments related to the Transaction and prior year acquisitions	(45)	(6)	(3)	(15)	(69)
Impairment charges	—	—	(128)	—	(128)
Effect of foreign currency translation	(27)	—	(95)	(67)	(189)

Balance at December 31, 2008	$3,431	$965	$685	$2,247	$7,328

The Company completes its annual goodwill impairment test as of July 1 and generally estimates the fair value of its reporting units using the present value of expected future cash flows. As a result of the change in the economic environment in the second half of 2008 and completion of the annual budgeting process, the Company reviewed its annual impairment test in December 2008 and concluded that the decline in expected future cash flows in the PS reporting unit was sufficient to result in an impairment of goodwill of $128 million.

Stock Compensation

Statement of Financial Accounting Standards (“SFAS”) Number 123R (revised 2004), Share-Based Payment (“SFAS 123R”) requires companies to expense the fair value of employee stock options. Using the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

Income Taxes

The Company recognizes deferred income tax assets and liabilities based upon the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax assets and liabilities are calculated based on the difference between the financial and tax bases of assets and liabilities using the currently enacted income tax rates in effect during the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Considerable judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and estimates made could have a material effect on the consolidated financial results.

Effect of Recent Accounting Pronouncements

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

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

2. Acquisitions:

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2008, the Company completed four acquisitions in its FS segment and two in its AS segment. Cash paid, subject to certain adjustments, was $721 million.

The following table lists the businesses the Company acquired in 2008:

Acquired Company/Business	Date Acquired	Description
Advanced Portfolio Technologies, Inc.	2/29/2008	Portfolio optimization and risk management software.
Corporate Payments Division of Payformance Corporation	2/29/2008	Integrated electronic and outsourced payment solutions.
Strohl Systems Group, Inc.	5/21/2008	Business continuity planning software.
Delphi Technologies Ltd.	7/1/2008	Consulting and IT professional services to banks and insurance companies in Ireland.
GL TRADE S.A.	10/1/2008	A leading provider of equity and derivative trading solutions and market connectivity for financial institutions.
Assets of a disaster recovery business based in Paris, France	10/7/2008	Disaster recovery business based in Paris, France.

At December 31, 2008, the purchase price allocations for certain businesses acquired in 2008 are preliminary and subject to finalization of independent appraisals of acquired software and customer base assets and deferred income taxes.

During 2007, the Company completed nine acquisitions in its FS segment and one in each of its AS and PS segments, and, in 2006, the Company completed ten acquisitions in its FS segment.

At December 31, 2008, contingent purchase price obligations that depend upon the operating performance of five acquired businesses total $71 million, $20 million of which could be due in the next 12 months. The amount paid, if any, will be recorded as a charge to the income statement at the time the actual performance is known and the amounts become due. There were no amounts earned or paid in 2006 or 2007 and approximately $1 million was paid during 2008. There were no amounts payable as of December 31, 2008.

Pro forma financial information (unaudited)

The following unaudited pro forma results of operations (in millions) for 2007 and 2008 assume that businesses acquired in 2007 and 2008 occurred as of the beginning of 2007 and were reflected in the Company’s results from that date. The pro forma results for 2008 include the businesses listed in the table above. For 2007, in addition to the businesses listed in the table above, the pro forma results include the 2007 acquisitions, the more significant of which are VeriCenter, Inc., DSPA Software Inc. and Aspiren Group Limited. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred at the beginning of each period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense and related tax effects.

	2007	2008
Revenue	$5,299	$5,822
Net loss	(95)	(254)

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2007	December 31, 2008
Segregated customer cash and treasury bills	$109	$148
Securities owned	25	44
Securities borrowed	302	87
Receivables from customers and other	33	30

Clearing broker assets	$469	$309

Payables to customers	$114	$191
Securities loaned	271	47
Customer securities sold short, not yet purchased	16	3
Payable to brokers and dealers	33	69

Clearing broker liabilities	$434	$310

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

4. Property and Equipment:

Property and equipment consisted of the following (in millions):

	December 31, 2007	December 31, 2008
Computer and telecommunications equipment	$599	$681
Leasehold improvements	503	565
Office furniture and equipment	96	99
Buildings and improvements	118	130
Land	23	22
Construction in progress	46	90

	1,385	1,587
Accumulated depreciation and amortization	(533)	(689)

	$852	$898

5. Debt and Derivative Instruments:

Debt consisted of the following (in millions):

	December 31, 2007	December 31, 2008
Secured revolving credit facility (8.50% and 3.08%) (A)	$30	$500
Secured term loan facilities, effective interest rate of 6.95% and 5.37% (A)	4,344	4,748
Senior Notes due 2009 at 3.75%, net of discount of $6 and $-(B)	244	250
Senior Notes due 2014 at 4.875%, net of discount of $24 and $20 (B)	226	230
Senior Notes due 2013 at 9.125% (C)	1,600	1,600
Senior Subordinated Notes due 2015 at 10.25% (C)	1,000	1,000
Senior Notes due 2015 at 10.625%, net of discount of $6 (C)	—	494
Other, primarily acquisition purchase price and capital lease obligations	41	53

	7,485	8,875
Short-term borrowings and current portion of long-term debt	(55)	(322)

Long-term debt	$7,430	$8,553

On August 11, 2005, the Company (i) entered into a $5.0 billion senior secured credit facility, consisting of a $3.69 billion term loan facility with SunGard as the borrower, a $315 million-equivalent term loan facility with a U.K. subsidiary as the borrower (denominated in euros and pounds sterling), and a $1.0 billion revolving credit facility ($483 million available as of December 31, 2008 after giving effect to certain outstanding letters of credit), and (ii) issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes. The amounts outstanding under the term loan facility denominated in euros and pounds sterling was $181 million and $119 million, respectively, at December 31, 2008. In February 2007 the Credit Agreement was amended to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity by one year and change certain other terms. The Company used the additional borrowings to redeem $400 million of senior floating rate notes that were due 2013. The related redemption premium of $19 million and write-off of approximately $9 million of deferred financing costs were included in other expense. In September 2008 the Credit Agreement was amended to increase the amount of term loan borrowings by the Company under the Credit Agreement by $500 million (“Incremental Term Loan”), and the Company issued at a $6 million discount $500 million aggregate principal amount of 10.625% Senior Notes due 2015, together with the Incremental Term Loan, to fund the acquisition of GL TRADE and repay $250 million of senior notes due in January 2009.

(A) Senior Secured Credit Facilities

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate that is the higher of (1) the prime rate of JP Morgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is 0.375% per annum and may change subject to attaining certain leverage ratios.

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

The senior secured credit facilities also require the Company to pay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under the Company’s accounts receivable securitization program (terminated in December 2008). Any required payments would be applied pro rata to the term loan lenders and to installments of the term loan facilities in direct order of maturity.

Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity in August 2011.

The second amendment to the Credit Agreement in September 2008 changed certain terms applicable to the Incremental Term Loan. Borrowings can be at either a Base Rate or a Eurocurrency Rate. Base Rate borrowings reset daily and bear interest at a minimum of 4.0% plus a spread of 2.75%. Eurocurrency borrowings can be made for periods of 30, 60, 90 or 180 days and bear interest at a minimum of 3.0% plus a spread of 3.75%. The interest rate at December 31, 2008 was 6.75%.

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

The Company uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facilities. The Company pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR (2.39% at December 31, 2008). The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of the Company’s interest rate swaps follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received
November 2005	February 2009	$800	4.85%	LIBOR
February 2006	February 2011	$800	5.00%	LIBOR
January 2008	February 2011	$750	3.17%	LIBOR
February 2008	February 2010	$750	2.71%	LIBOR

Total/Weighted Average interest rate		$3,100	3.96%

In early 2009, the Company entered into 3-year interest rate swaps that expire in February 2012 for an aggregate notional amount of $1.2 billion under which the Company pays a stream of fixed interest payments (at 1.78%) for the term of the swap, and in turn, receives variable interest payments based on LIBOR.

The interest rate swaps are designated and qualify as a cash flow hedge under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and included at estimated fair value as an asset or a liability in the consolidated balance sheet based on a discounted cash flow model using applicable market swap rates and assumptions. For 2006, 2007 and 2008, the Company included an unrealized after-tax gain of $3 million, an unrealized after-tax loss of $23 million and an unrealized after-tax loss of $39 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value on the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the senior secured credit facilities change or if the loan is extinguished. The $98 million fair value of the swap agreements at December 31, 2008 is included in accrued expenses. The effects of the November 2005, the February 2006, the January 2008 and the February 2008 swaps are reflected in the effective interest rate for the senior secured credit facilities in the table above.

(B) Senior Notes due 2009 and 2014

On January 15, 2004, the Company issued $500 million of senior unsecured notes, of which $250 million 3.75% notes were due and paid in full in January 2009 and $250 million are 4.875% notes due 2014, which are subject to certain standard covenants. As a result of the Transaction, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and 2015 and senior subordinated notes due 2015. The senior notes due 2009 and 2014 are recorded at $470 million and $480 million as of December 31, 2007 and 2008, respectively, reflecting the remaining unamortized discount caused by the Transaction. The $20 million discount at December 31, 2008 will be amortized and included in interest expense over the remaining periods to maturity.

(C) Senior Notes due 2013 and 2015 and Senior Subordinated Notes due 2015

The senior notes due 2013 and 2015 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% wholly owned subsidiaries of the Company.

The senior subordinated notes due 2015 are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the senior notes due 2009 and 2014 and the senior notes due 2013 and 2015. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

The senior notes due 2013 and 2015 and senior subordinated notes due 2015 are redeemable in whole or in part, at the option of the Company, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, the Company is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes due 2013 and 2015 and senior subordinated notes due 2015 contain a number of covenants that restrict, subject to certain exceptions, the Company’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2013 and 2015 or senior subordinated notes due 2015, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

The senior notes due 2015 contain registration rights by which the Company has agreed to use its reasonable efforts to register with the U.S. Securities & Exchange Commission notes having substantially identical terms. The Company will use its reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the senior notes due 2015.

If the Company fails to meet this target (a “registration default”) with respect to the senior notes due 2015, the annual interest rate on the senior notes due 2015 will increase by 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate. If the registration default is corrected or, if it is not corrected, upon the two year anniversary of the issue date of the senior notes due 2015, the applicable interest rate on such senior notes due 2015 will revert to the original level.

(D) Off Balance Sheet Debt—Accounts Receivable Securitization Program

In December 2008, the Company terminated its accounts receivable securitization program. Under the accounts receivable facility, eligible receivables were sold to third-party conduits through a wholly owned, bankruptcy remote, special purpose entity that is not consolidated for financial reporting purposes. The Company serviced the receivables and charged a monthly servicing fee at market rates. The third-party conduits were sponsored by certain lenders under the Company’s senior secured credit facilities. Sales of receivables under the facility qualified as sales under the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Accordingly, these receivables, totaling $682 million and $363 million as of December 31, 2007 and 2008, respectively, net of applicable allowances, and the corresponding borrowings, totaling $441 million and $77 million at December 31, 2007 and 2008, respectively, are excluded from the Company’s consolidated balance sheets. The Company’s retained interest in receivables sold as of December 31, 2007 and 2008 is $243 million and $285 million, respectively. The loss on sale of receivables and discount on retained interests are included in other expense and totaled $29 million for each of 2006 and 2007 and $25 million for 2008. The gain or loss on sale of receivables was determined at the date of transfer based upon the fair value of the assets sold and the interests retained. The Company estimated fair value based on the present value of expected cash flows.

Future Maturities

At December 31, 2008, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2009	$322
2010	67
2011	558
2012	49
2013	5,681
Thereafter (1)	2,224

(1)	Thereafter includes debt discounts of $26 million.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of the end of the last two years (in millions):

	December 31, 2007		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest rate swap contracts	$(35)	$(35)	$(98)	$(98)
Floating rate debt	4,374	4,228	5,248	4,437
Fixed rate debt	3,111	3,142	3,627	2,903

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value. The fair value of the Company’s floating rate and fixed rate long-term debt is based on market rates.

6. Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value, and expands disclosure about the use of fair value measures. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 with no impact on its financial position or operating results. FASB Staff Position SFAS 157-2, Effective Date of FASB Statement 157, permits the Company to defer recognition and measurement of nonfinancial assets and liabilities measured on a nonrecurring basis until January 1, 2009.

The fair value hierarchy, as defined by SFAS 157, is as follows:

Level 1—quoted prices in active markets for identical assets or liabilities

Level 2—quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3—inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Clearing broker assets—securities owned	$44	$—	$—	$44
Retained interest in accounts receivable sold	—	—	285	285

	$44	$—	$285	$329

Liabilities
Clearing broker liabilities—customer securities sold short, not yet purchased	$3	$—	$—	$3
Interest rate swap agreements	—	98	—	98

	$3	$98	$—	$101

Clearing broker assets and liabilities—securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Retained interest in accounts receivable sold is calculated using a discounted cash flow model using an applicable market interest rate and assumptions based upon collection period. Fair values of the interest rate swap agreements and currency option are calculated using a discounted cash flow model using applicable market swap rates and assumptions and are compared to market valuations obtained from brokers. During 2008, the fair value of retained interest in accounts receivable sold increased $42 million from $243 million at December 31, 2007 resulting from purchases, issuances and settlements.

7. Stock Option and Award Plans and Stock-Based Compensation:

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

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SunGard Capital Corp. and 0.05 shares of preferred stock of SunGard Capital Corp. II. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. Option Units are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units (“RSUs”) for Units in the Parent Companies and options to purchase Class A common stock in SunGard Capital Corp. All awards under the Plan are granted at fair market value on the date of grant.

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

The total fair value of options that vested for 2006, 2007 and 2008 was $50 million, $31 million and $32 million, respectively. The total fair value of RSUs that vested for the years 2007 and 2008 was $0.7 million and $3 million, respectively. At December 31, 2007 and 2008, approximately 32,000 and 163,000 RSU Units were vested.

The fair value of option Units granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2006	2007	2008
Weighted-average fair value on date of grant	$9.99	$11.47	$7.67
Assumptions used to calculate fair value:
Volatility	62%	60%	37%
Risk-free interest rate	4.8%	4.6%	1.5%
Expected term	4.8 years	5.0 years	5.0 years
Dividends	zero	zero	zero

The fair value of options on Class A shares granted in 2007 and 2008 using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2007	2008
Weighted-average fair value on date of grant	$1.49	$1.73
Assumptions used to calculate fair value:
Volatility	79%	84%
Risk-free interest rate	4.1%	2.8%
Expected term	5.0 years	5.0 years
Dividends	zero	zero

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Since the Company is not publicly traded, the Company utilizes equity valuations based on (a) stock market valuations of public companies in comparable businesses, (b) recent transactions involving comparable companies and (c) any other factors deemed relevant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted is derived from historical experience and expectations and represents the period of time that stock options granted are expected to be outstanding. The requisite service period is generally five years from the date of grant.

For 2006, 2007 and 2008, the Company included non-cash stock compensation expense of $38 million, $32 million and $35 million, respectively, in sales, marketing and administration expenses. At December 31, 2008, there is approximately $42 million and $38 million, respectively, of unearned non-cash stock-based compensation related to time-based options and RSUs that the Company expects to record as expense over a weighted average of 2.4 and 4.4 years, respectively. In addition, at December 31, 2008, there is approximately $110 million and $40 million, respectively, of unearned non-cash stock-based compensation related to performance-based options and RSUs that the Company could record as expense over a weighted-average of 2.2 and 3.7 years, respectively, depending on the level of achievement of financial performance goals. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period. The following table summarizes option/RSU activity:

	Units				Class A Options (in millions)	Weighted- Average Price
	Options (in millions)	Weighted- Average Price	RSUs (in millions)	Weighted- Average Price
Outstanding at December 31, 2005	36.5	$15.40
Granted	2.6	18.00
Exercised	(0.3)	4.58
Canceled	(1.4)	18.00

Outstanding at December 31, 2006	37.4	15.57
Granted	1.7	20.72	1.1	$21.14	2.7	$2.26
Exercised	(1.4)	6.25	—		—
Canceled	(2.5)	18.08	—		—

Outstanding at December 31, 2007	35.2	16.03	1.1	21.14	2.7	2.26
Granted	0.4	22.17	2.8	23.75	7.1	2.56
Exercised	(1.4)	9.11	—		—
Canceled	(2.4)	18.16	(0.2)	22.24	(0.4)	2.58

Outstanding at December 31, 2008	31.8	16.25	3.7	23.07	9.4	2.47

Shares available for grant under the 2005 plan at December 31, 2008 were approximately 0.8 million shares of Class A common stock and 1.5 million shares of Class L common stock of SunGard Capital Corp. and 0.6 million shares of preferred stock of SunGard Capital Corp II.

The total intrinsic value of options exercised during the years 2006, 2007 and 2008 was $4 million, $20 million and $20 million, respectively.

Cash proceeds received on behalf of the Parent Companies related to exercises of stock options are generally used to fund repurchases of stock of the Parent Companies from terminated employees.

The following table summarizes information as of December 31, 2008 concerning options for Units and Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
Exercise Price	Number of Options Outstanding (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Number of Options (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
Units
$ 4.50	4.56	4.6	$80	4.56	4.6	$80
18.00	14.23	6.7	57	10.41	6.7	42
20.72	0.87	8.2	1	0.40	8.2	1
22.00	0.17	10.0	—	0.01	10.0	—
24.51	0.01	9.4	—	—	9.4	—

Class A Shares
1.41	0.87	9.9	—	0.06	9.9	—
2.22	0.90	8.7	—	0.36	8.7	—
2.38	0.28	9.0	—	0.10	9.0	—
3.06	2.87	9.4	—	0.09	9.4	—

8. Savings Plans:

The Company and its subsidiaries maintain savings and other defined contribution plans that cover substantially all employees. Certain of these plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense under these plans aggregated $49 million in 2006, $53 million in 2007 and $58 million in 2008.

9. Income Taxes:

The provision (benefit) for income taxes for 2006, 2007 and 2008 consisted of the following (in millions):

	Year ended December 31,
	2006	2007	2008
Current:
Federal	$—	$46	$90
State	13	15	18
Foreign	52	56	38

	65	117	146

Deferred:
Federal	(79)	(99)	(84)
State	2	(4)	3
Foreign	(9)	(17)	(27)

	(86)	(120)	(108)

	$(21)	$(3)	$38

Income (loss) before income taxes for 2006, 2007 and 2008 consisted of the following (in millions):

	Year ended December 31,
	2006	2007	2008
U.S. operations	$(263)	$(195)	$(79)
Foreign operations	124	132	(125)

	$(139)	$(63)	$(204)

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate and the Company’s effective income tax rate for 2006, 2007 and 2008 were as follows (in millions):

	Year ended December 31,
	2006	2007	2008
Tax at federal statutory rate	$(48)	$(22)	$(71)
State income taxes, net of federal benefit	8	6	15
Foreign taxes, net of US foreign tax credit	16	12	28
Tax rate changes	—	(4)	—
Nondeductible goodwill impairment charge	—	—	45
Nondeductible expenses	—	—	4
Change in tax positions	—	—	17
Other, net	3	5	—

	$(21)	$(3)	$38

Effective income tax rate	15%	5%	(19)%

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities at December 31, 2007 and 2008 are summarized as follows (in millions):

	December 31, 2007	December 31, 2008
Current:
Trade receivables and retained interest	$14	$13
Accrued Expenses, net	18	18

Total current deferred income tax asset	32	31
Valuation allowance	—	(9)

Net current deferred income tax asset	$32	$22

Long-term:
Property and equipment	$63	$51
Intangible assets	(1,800)	(1,766)
Net operating loss carry-forwards	132	103
Other, net	34	71

Total long-term deferred income tax liability	(1,571)	(1,541)
Valuation allowance	(75)	(51)

Net long-term deferred income tax liability	$(1,646)	$(1,592)

The U.S. tax loss carry-forwards include federal of $99 million and state of $1.4 billion, respectively, and a total of $8 million in Canada, Mexico and Brazil. European and Asian tax loss carry-forwards total $152 million. These tax loss carry-forwards expire between 2009 and 2028 and utilization is limited in certain jurisdictions. Israeli tax loss carry-forwards, totaling $24 million, are unlimited in duration and are linked to the Israeli consumer price index. The Company recorded the benefit of tax loss carry-forwards of $58 million, $2 million and $2 million in 2006, 2007 and 2008, respectively. A valuation allowance for deferred income tax assets associated with certain net operating loss carry-forwards has been established. Net operating loss carry-forwards of the predecessor entity prior to the Transaction as of December 31, 2008 were $198 million. Utilization, if any, of predecessor entity net operating loss carry-forwards not recorded as an asset at August 10, 2005 will be recorded as a benefit to the income statement.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007 with no material effect. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

Balance at January 1, 2007	$28
Reduction due to settled audits	(7)
Reduction for tax positions of prior years	(2)
Additions for incremental interest	1

Balance at December 31, 2007	20
Additions for tax positions of prior years	17
Additions for incremental interest	1

Balance at December 31, 2008	$38

Included in the balance of unrecognized tax benefits at December 31, 2008 is approximately $3 million (net of federal and state benefit) of accrued interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is currently under audit by the Internal Revenue Service for the calendar years 2003 through 2007 and various state and foreign jurisdiction tax years remain open to examination as well. At any time some portion of the Company’s operations are under audit. Accordingly, certain matters may be resolved within the next 12 months which could result in a change in the liability.

As of December 31, 2008, the Company has not accrued deferred U.S. income taxes on $300 million of unremitted earnings from non-U.S. subsidiaries as such earnings are expected to be reinvested overseas and used for U.K. debt service. If all of these earnings were to be repatriated at one time, the residual U.S. tax is estimated to be $28 million.

10. Segment Information:

The Company has four segments: FS, HE and PS, which together form the Company’s Software & Processing Solutions business, and AS. FS primarily serves financial services companies through a broad range of complementary software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

HE primarily provides software, strategic and systems integration consulting, and technology management services to colleges and universities.

PS primarily provides software and processing solutions designed to meet the specialized needs of local, state, federal and central governments, public safety and justice agencies, public schools, utilities, non-profits and other public sector institutions.

AS helps its customers maintain access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their IT systems reliable and secure. AS offers a complete range of availability services, including recovery services, managed services, consulting services and business continuity management software.

The Company evaluates the performance of its segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, goodwill impairment, stock compensation and certain other costs. The operating results for each segment follow (in millions):

2006	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,072	$498	$395	$1,358	$4,323	$—		$4,323
Depreciation and amortization	57	7	8	166	238	—		238
Income from operations	414	118	79	412	1,023	(491	)(1)	532
Cash paid for property and equipment and software	89	13	8	202	312	—		312

2007	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,500	$543	$410	$1,448	$4,901	$—		$4,901
Depreciation and amortization	59	8	9	175	251	—		251
Income from operations	525	143	84	428	1,180	(549	)(1)	631
Total assets	8,109	1,986	1,734	6,483	18,312	(3,472	)(2)	14,840
Cash paid for property and equipment and software	87	21	10	189	307	—		307

2008	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$3,078	$540	$411	$1,567	$5,596	$—		$5,596
Depreciation and amortization	70	10	9	189	278	—		278
Income from operations	608	130	79	443	1,260	(790	)(1)	470
Total assets	9,004	2,062	1,373	6,646	19,085	(3,307	)(2)	15,778
Cash paid for property and equipment and software	91	24	8	269	392	—		392

(1)	Includes corporate administrative expenses, goodwill impairment, stock compensation expense, management fees paid to the Sponsors, merger costs and certain other items, and amortization of acquisition-related intangible assets of $399 million, $438 million and $515 million in the years ended December 31, 2006, 2007 and 2008, respectively.

(2)	Includes items that are eliminated in consolidation and deferred income taxes.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	FS		HE	PS		AS	Total Operating Segments	Corporate	Consolidated Total
2006	$207		$32	$41		$117	$397	$2	$399
2007	238	(1)	35	40		122	435	3	438
2008	286	(2)	34	62	(2)	129	511	4	515

(1)	Includes approximately $10 million of impairment charges related to software, customer base and goodwill.

(2)	Includes the combined effect of approximately $67 million of impairment charges related to software and customer base affecting both FS and PS.

The FS segment is organized to align with customer-facing business areas. FS revenue by business area follows (in millions):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008

Trading Systems	$323	$459	$806
Banks & Corporations	249	347	367
Capital Markets	263	321	333
Wealth Management	223	258	268
Institutional Asset Management	208	216	235
Brokerage & Clearance	224	218	232
Workflow & Business Processing	168	176	168
All other	414	505	669

Total Financial Systems	$2,072	$2,500	$3,078

The Company’s revenue by customer location follows (in millions):

	Year ended December 31,
	2006	2007	2008
United States	$3,091	$3,426	$3,952

International:
United Kingdom	569	635	639
Continental Europe	376	511	609
Canada	122	133	169
Asia/Pacific	79	83	104
Other	86	113	123

	1,232	1,475	1,644

	$4,323	$4,901	$5,596

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2007	December 31, 2008
United States	$570	$628

International:
United Kingdom	185	166
Continental Europe	52	58
Canada	30	35
Asia/Pacific	10	10
Other	5	1

	282	270

	$852	$898

11. Related Party Transactions:

In connection with the Transaction, SunGard Holdco LLC, the Company’s parent, paid the Sponsors $96 million in fees and expenses for financial and structural advice and analysis as well as assistance with due diligence investigations and debt financing negotiations. This amount has been allocated as debt issuance costs or included in the overall purchase price of the Transaction.

The Company is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to the Company and the Parent Companies. These services include financial, managerial and operational advice and implementation strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. The management fees are equal to 1% of quarterly Adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, and are payable quarterly in arrears. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change in control transactions. For the years ended December 31, 2006, 2007 and 2008, the Company recorded $14 million, $17 million and $23 million, respectively, relating to management fees in sales, marketing and administration expenses in the statement of operations, of which $4 million and $10 million, respectively, is included in other accrued expenses on the balance sheet at December 31, 2007 and 2008, respectively.

Two of our Sponsors, Goldman Sachs & Co. and Kohlberg Kravis Roberts & Co., and/or their respective affiliates served as co-managers in connection with our recent debt offering of $500 million Senior Notes due 2015 and $500 million Incremental Term Loan. In connection with serving in such capacity, Goldman Sachs & Co. and Kohlberg Kravis Roberts & Co. were paid $26 million and $4 million, respectively, for customary fees and expenses.

In connection with the Transaction, SunGard Capital Corp. received a $16 million promissory note from the Company’s Chief Executive Officer (CEO) in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock and SunGard Capital Corp. II received a $6 million promissory note (together with the SunGard Capital Corp. note, the “Notes”) from the CEO in payment for 61 thousand shares of preferred stock. In 2007, these notes were fully repaid and cancelled. The Notes bore interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725 per annum and were payable on the last day of each calendar quarter in arrears. SunGard

Data Systems Inc. was not a party to these arrangements, which were entered into prior to the consummation of the Transaction, therefore no amounts relating to the Notes were ever recorded in the Company’s financial statements.

12. Commitments, Contingencies and Guarantees:

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were $22 million of restoration liabilities included in accrued expenses at December 31, 2008. Future minimum rentals under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008 follow (in millions):

2009	$198
2010	163
2011	128
2012	107
2013	93
Thereafter	253

$942

Rent expense aggregated $184 million in 2006, $208 million in 2007 and $226 million in 2008.

At December 31, 2008, the Company had outstanding letters of credit and bid bonds of $25 million, issued primarily as security for performance under certain customer contracts. In connection with certain previously acquired businesses, up to $71 million could be paid as additional consideration depending on the future operating results of those businesses (see Note 2).

In the event that the management agreement described in Note 11 is terminated by the Sponsors (or their affiliates) or the Company and its Parent Companies, the Sponsors (or their affiliates) will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors (or their affiliates) or the Company and its Parent Companies provide notice to the other.

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

13. Quarterly Financial Data (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$1,116	$1,175	$1,222	$1,388
Gross profit(1)	591	632	641	769
Income (loss) before income taxes	(83)	(24)	(4)	48
Net income (loss)	(96)	(5)	11	30
2008
Revenue	$1,302	$1,357	$1,394	$1,543
Gross profit(1)	659	704	666	823
Income (loss) before income taxes	(40)	2	(26)	(140	)(2)
Net income (loss)	(22)	2	(35)	(187	)(2)

(1)	Gross profit equals revenue less cost of sales and direct operating expenses.

(2)	Includes pre-tax goodwill impairment charge of $128 million and an $8 million charge to correct previously reported loss on sale of receivables in connection with the Company’s accounts receivable securitization program, which was terminated in December 2008.

14. Supplemental Guarantor Condensed Consolidating Financial Statements:

On August 11, 2005, in connection with the Transaction, the Company issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes, $2.6 billion of which was outstanding at December 31, 2008, as described in Note 5. On September 29, 2008, the Company issued $500 million aggregate principal amount of senior notes due 2015, all of which was outstanding at December 31, 2008. The senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of the Company (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities, described in Note 5.

The following tables present the financial position, results of operations and cash flows of the Company (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2007 and 2008, and for the years ended December 31, 2006, 2007 and 2008 to arrive at the information for SunGard Data Systems Inc. on a consolidated basis.

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$39	$2	$386	$—	$427
Intercompany balances	(4,616)	4,628	(12)	—	—
Trade receivables, net	(1)	74	280	—	353
Prepaid expenses, taxes and other current assets	1,416	98	784	(1,388)	910

Total current assets	(3,162)	4,802	1,438	(1,388)	1,690
Property and equipment, net	1	562	289	—	852
Intangible assets, net	153	4,420	639	—	5,212
Intercompany balances	684	(720)	36	—	—
Goodwill	—	6,120	966	—	7,086
Investment in subsidiaries	13,205	2,120	—	(15,325)	—

Total Assets	$10,881	$17,304	$3,368	$(16,713)	$14,840

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$40	$6	$9	$—	$55
Accounts payable and other current liabilities	264	2,222	1,055	(1,388)	2,153

Total current liabilities	304	2,228	1,064	(1,388)	2,208
Long-term debt	7,049	10	371	—	7,430
Intercompany debt	(5)	330	(166)	(159)	—
Deferred income taxes	(23)	1,531	138	—	1,646

Total liabilities	7,325	4,099	1,407	(1,547)	11,284
Total stockholder’s equity	3,556	13,205	1,961	(15,166)	3,556

Total Liabilities and Stockholder’s Equity	$10,881	$17,304	$3,368	$(16,713)	$14,840

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current:
Cash and cash equivalents	$511	$16	$448	$—	$975
Intercompany balances	(5,192)	5,268	(76)	—	—
Trade receivables, net	(1)	406	377	—	782
Prepaid expenses, taxes and other current assets	1,680	75	660	(1,677)	738

Total current assets	(3,002)	5,765	1,409	(1,677)	2,495
Property and equipment, net	1	619	278	—	898
Intangible assets, net	178	4,106	773	—	5,057
Intercompany balances	967	(720)	(247)	—	—
Goodwill	—	6,146	1,182	—	7,328
Investment in subsidiaries	13,686	2,298	—	(15,984)	—

Total Assets	$11,830	$18,214	$3,395	$(17,661)	$15,778

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$295	$9	$18	$—	$322
Accounts payable and other current liabilities	319	2,611	995	(1,677)	2,248

Total current liabilities	614	2,620	1,013	(1,677)	2,570
Long-term debt	8,227	9	317	—	8,553
Intercompany debt	(8)	416	(162)	(246)	—
Deferred income taxes	(66)	1,483	175	—	1,592

Total liabilities	8,767	4,528	1,343	(1,923)	12,715
Total stockholder’s equity	3,063	13,686	2,052	(15,738)	3,063

Total Liabilities and Stockholder’s Equity	$11,830	$18,214	$3,395	$(17,661)	$15,778

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$3,145	$1,332	$(154)	$4,323

Costs and expenses:
Cost of sales and direct operating	—	1,469	665	(154)	1,980
Sales, marketing and administration	118	492	305	—	915
Product development	—	171	84	—	255
Depreciation and amortization	—	171	67	—	238
Amortization of acquisition-related intangible assets	2	329	68	—	399
Merger costs	4	—	—	—	4

	124	2,632	1,189	(154)	3,791

Income (loss) from operations	(124)	513	143	—	532
Net interest income (expense)	(632)	(11)	1	—	(642)
Other income (expense)	374	76	(26)	(453)	(29)

Income (loss) before income taxes	(382)	578	118	(453)	(139)
Provision (benefit) for income taxes	(264)	204	39	—	(21)

Net income (loss)	$(118)	$374	$79	$(453)	$(118)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$3,436	$1,610	$(145)	$4,901

Costs and expenses:
Cost of sales and direct operating	—	1,546	867	(145)	2,268
Sales, marketing and administration	124	546	372	—	1,042
Product development	—	173	98	—	271
Depreciation and amortization	—	184	67	—	251
Amortization of acquisition-related intangible assets	4	363	71	—	438

	128	2,812	1,475	(145)	4,270

Income (loss) from operations	(128)	624	135	—	631
Net interest income (expense)	(606)	(70)	50	—	(626)
Other income (expense)	403	59	(43)	(487)	(68)

Income (loss) before income taxes	(331)	613	142	(487)	(63)
Provision (benefit) for income taxes	(271)	181	87	—	(3)

Net income (loss)	$(60)	$432	$55	$(487)	$(60)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$3,540	$2,149	$(93)	$5,596

Costs and expenses:
Cost of sales and direct operating	—	1,558	1,279	(93)	2,744
Sales, marketing and administration	111	583	457	—	1,151
Product development	—	183	125	—	308
Depreciation and amortization	—	205	73	—	278
Amortization of acquisition-related intangible assets	4	373	138	—	515
Goodwill impairment charge and merger costs	1	1	128	—	130

	116	2,903	2,200	(93)	5,126

Income (loss) from operations	(116)	637	(51)	—	470
Net interest income (expense)	(533)	(18)	(30)	—	(581)
Other income (expense)	173	(209)	(72)	15	(93)

Income (loss) before income taxes	(476)	410	(153)	15	(204)
Provision (benefit) for income taxes	(234)	212	60	—	38

Net income (loss)	$(242)	$198	$(213)	$15	$(242)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(118)	$374	$79	$(453)	$(118)
Non cash adjustments	(293)	351	116	453	627
Changes in operating assets and liabilities	(284)	310	(44)	—	(18)

Cash flow provided by (used in) operations	(695)	1,035	151	—	491

Investment Activities
Intercompany transactions	722	(654)	(68)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(163)	—	—	(163)
Cash paid for property and equipment and software	(1)	(244)	(67)	—	(312)
Other investing activities	(7)	18	(5)	—	6

Cash provided by (used in) investment activities	714	(1,043)	(140)	—	(469)

Financing Activities
Net repayments of long-term debt	(37)	(3)	(8)	—	(48)

Cash used in financing activities	(37)	(3)	(8)	—	(48)

Effect of exchange rate changes on cash	—	—	25	—	25

Increase (decrease) in cash and equivalents	(18)	(11)	28	—	(1)
Beginning cash and equivalents	74	(8)	251	—	317

Ending cash and equivalents	$56	$(19)	$279	$—	$316

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(60)	$432	$55	$(487)	$(60)
Non cash adjustments	(368)	403	139	487	661
Changes in operating assets and liabilities	(793)	854	39	—	100

Cash flow provided by (used in) operations	(1,221)	1,689	233	—	701

Investment Activities
Intercompany transactions	1,219	(1,222)	3	—	—
Cash paid for acquired businesses, net of cash acquired	—	(237)	(28)	—	(265)
Cash paid for property and equipment and software	—	(211)	(96)	—	(307)
Other investing activities	2	6	—	—	8

Cash provided by (used in) investment activities	1,221	(1,664)	(121)	—	(564)

Financing Activities
Net repayments of long-term debt	(17)	(4)	(11)	—	(32)

Cash used in financing activities	(17)	(4)	(11)	—	(32)

Effect of exchange rate changes on cash	—	—	6	—	6

Increase (decrease) in cash and equivalents	(17)	21	107	—	111
Beginning cash and equivalents	56	(19)	279	—	316

Ending cash and equivalents	$39	$2	$386	$—	$427

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(242)	$198	$(213)	$15	$(242)
Non cash adjustments	(128)	720	358	(15)	935
Changes in operating assets and liabilities	(672)	462	(98)	—	(308)

Cash flow provided by (used in) operations	(1,042)	1,380	47	—	385

Investment Activities
Intercompany transactions	141	(439)	298	—	—
Cash paid for acquired businesses, net of cash acquired	—	(657)	(64)	—	(721)
Cash paid for property and equipment and software	1	(261)	(132)	—	(392)
Other investing activities	4	(12)	12	—	4

Cash provided by (used in) investment activities	146	(1,369)	114	—	(1,109)

Financing Activities
Net borrowings (repayments) of long-term debt	1,390	3	(68)	—	1,325
Other financing activities	(22)	—	—	—	(22)

Cash used in financing activities	1,368	3	(68)	—	1,303

Effect of exchange rate changes on cash	—	—	(31)	—	(31)

Increase (decrease) in cash and equivalents	472	14	62	—	548
Beginning cash and equivalents	39	2	386	—	427

Ending cash and equivalents	$511	$16	$448	$—	$975

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position With SunGard Data Systems Inc.
Executive Officers
James E. Ashton III	50	Division Chief Executive Officer, Financial Systems
Kathleen Asser Weslock	53	Senior Vice President—Human Resources and Chief Human Resources Officer
Eric Berg	46	Group Chief Executive Officer, Availability Services
Cristóbal Conde	48	President, Chief Executive Officer and Director
Harold C. Finders	53	Division Chief Executive Officer, Financial Systems
Till M. Guldimann	59	Vice Chairman
Ronald M. Lang	57	Group Chief Executive Officer, Higher Education
Karen M. Mullane	44	Vice President and Controller
Brian Robins	50	Senior Vice President and Chief Marketing Officer
Michael J. Ruane	55	Senior Vice President—Finance and Chief Financial Officer
Gilbert O. Santos	49	Group Chief Executive Officer, Public Sector
Victoria E. Silbey	45	Senior Vice President—Legal and General Counsel
Richard C. Tarbox	56	Senior Vice President—Corporate Development

Directors
Chinh E. Chu	42	Director
John Connaughton	43	Director
James H. Greene, Jr.	58	Director
Glenn H. Hutchins	53	Chairman of the Board of Directors
James L. Mann	74	Director
John Marren	46	Director
Sanjeev Mehra	50	Director
Julie Richardson	45	Director

Mr. Ashton has been Division Chief Executive Officer, Financial Systems, since 2007. Mr. Ashton was Group Chief Executive Officer, SunGard Trading, Treasury & Risk Management from 2005 to 2007. Mr. Ashton served as Group Chief Executive Officer, SunGard Trading and Risk Systems from 1999 to 2005 and Group Chief Executive Officer, SunGard Treasury Systems from 2003 to 2005. From 1997 to 1999, he served as Senior Vice President and General Manager of a wealth management systems business that we acquired in 1997.

Ms. Asser Weslock has been Senior Vice President—Human Resources and Chief Human Resources Officer since 2006. From 2005 to 2006, Ms. Asser Weslock was head of Human Resources at Deloitte Financial Services LLP, and from 2001 to 2005 she was Director of Global Human Resources for Shearman & Sterling LLP, an international law firm. Ms. Asser Weslock has over twenty years of human resources experience as both a consultant and a practitioner.

Mr. Berg has been Group Chief Executive Officer, SunGard Availability Services since 2007. Before joining SunGard, Mr. Berg was Chief Administrative Officer of NCR Corporation from 2003 to 2007. Prior to that, Mr. Berg was Chief Information Officer at The Goodyear Tire & Rubber Company and a Regional Vice President of PepsiCo’s Frito-Lay division.

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

Mr. Finders has been Division Chief Executive Officer, Financial Systems, since 2007. Mr. Finders was Group Chief Executive Officer, SunGard Europe from 2005 to 2007. From 2001 to 2005, Mr. Finders headed the SunGard Investment Management Systems businesses based in Europe. From 1996 to 2001, he held various senior management positions with us overseeing a number of our European financial systems businesses. Mr. Finders headed a Geneva-based wealth management systems business that we acquired in 1996.

Mr. Guldimann has been Vice Chairman since 2002. He was our Senior Vice President, Strategy and a member of our board of directors from 1999 to 2002. Mr. Guldimann was Vice Chairman from 1997 to 1999 and Senior Vice President from 1995 to 1997 of a trading and risk systems business that we acquired in 1998.

Mr. Lang has been Group Chief Executive Officer, SunGard Higher Education since January 2009 and Group Chief Executive Officer, Enterprise Solutions Group from 2005 until January 2009. He was Chief Product Officer—Financial Systems from January to December 2005. From 2000 to 2005, Mr. Lang was Group Chief Executive Officer, SunGard Trading Systems and was responsible for our SunGard Brokerage Systems and SunGard Financial Networks groups from 2003 to January 2005. Mr. Lang was Vice President of Marketing from 1997 to 1998 and President from 1998 to 2000 of a trading and risk systems business that we acquired in 1998.

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

Mr. Robins has been Senior Vice President—Chief Marketing Officer since 2005. From 2003 to 2005, he was Senior Vice President—Corporate Marketing and was Vice President—Corporate Marketing from 2000 to 2003. From 1995 to 2000, Mr. Robins held various marketing positions, including Vice President—Marketing, with a trading and risk systems business that we acquired in 1998.

Mr. Ruane has been Senior Vice President—Finance since 2001 and our Chief Financial Officer since 1994. He was Vice President—Finance from 1994 to 2001 and Treasurer from 1994 to 2005. From 1984 to 1994, Mr. Ruane held various executive positions with us. Mr. Ruane is a director and officer of most of our domestic and foreign subsidiaries. Mr. Ruane is also a director of Arbinet-thexchange, Inc.

Mr. Santos has been Group Chief Executive Officer, SunGard Public Sector since 2007. Mr. Santos held various senior executive positions, including most recently President and Chief Executive Officer, with a business that we acquired in 2003 and that he joined in 1998. From 1983 to 1998, Mr. Santos held various executive positions at Motorola, Inc., including Director of the Public Sector Solutions Division and Land Mobile Sector Strategy Office.

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

Mr. Tarbox has been Senior Vice President—Corporate Development since 2001 and was Vice President—Corporate Development from 1987 to 2001.

Mr. Chu has been a Director since 2005. Mr. Chu is a Senior Managing Director of The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu serves on the Boards of Directors of Alliant Insurance, Allied Barton, Bayview, Catalent Pharma Solutions, DJO Incorporated, Financial Guaranty Insurance Company, Graham Packaging Holdings Company, HealthMarkets, Inc. and Stiefel Laboratories.

Mr. Connaughton has been a Director since 2005. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC, a global private investment firm, since 1997 and a member of the firm since 1989. Mr. Connaughton serves on the Boards of Directors of AMC Theatres, Clear Channel, CRC Health Group, MC Communications (PriMed), Quintiles Transnational Corp., The Boston Celtics, Warner Chilcott, Warner Music Group Corp. and Hospital Corporation of America.

Mr. Greene has been a Director since 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. LP, a private equity firm (“KKR”), in 1986 and was a General Partner of KKR from 1993 until 1996, when he became a member of KKR & Co. L.L.C., which is the general partner of KKR. Mr. Greene serves on the Boards of Directors of Aricent Inc., Avago Technologies, NuVox Inc., Sun Microsystems, Inc., Western New York Energy, LLC and Zhone Technologies, Inc.

Mr. Hutchins has been Chairman of the Board of Directors since 2005. Mr. Hutchins is a co-founder and Co-Chief Executive of Silver Lake, a technology investment firm that was established in 1999. Mr. Hutchins serves on the Board of Directors of The Nasdaq OMX Group, Inc.

Mr. Mann has been a Director since September 2006 and has been employed by SunGard since 1983. Mr. Mann served as Chairman of the Board from 1987 to 2005 and as a Director from 1983 to 1986. Mr. Mann served as Chief Executive Officer from 1986 to 2002, President from 1986 to 2000, and Chief Operating Officer from 1983 to 1985. Mr. Mann serves on the Board of Directors of athenahealth, Inc.

Mr. Marren has been a Director since 2005. Mr. Marren joined TPG Capital, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and serves on the Boards of Directors of AllTel Corporation, Avaya Inc., Freescale Semiconductor Inc., Intergraph Corp. and Isola Group S.à r.l.

Mr. Mehra has been a Director since 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the Boards of Directors of ADESA, Inc., ARAMARK Corporation, Burger King Corporation, First Aviation Services, Inc., Hawker Beechcraft, Inc. and Sigma Electric.

Ms. Richardson has been a Director since 2005. Ms. Richardson has been a Managing Director of Providence Equity Partners since 2003 and oversees the New York-based team. Between 1998 and 2003, Ms. Richardson held various roles at JPMorgan, including Vice Chairman of the firm’s investment banking division and Global Co-Head of the firm’s Telecom, Media and Technology group. Prior to joining JPMorgan in 1998, Ms. Richardson was a Managing Director at Merrill Lynch, where she spent over 11 years. Ms. Richardson serves on the Boards of Directors of eTelecare Global Solutions, Open Solutions Inc. and USIS Corporation.

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

The Board has determined that Mr. Connaughton qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the Securities and Exchange Commission. Mr. Connaughton is not an independent director because of his affiliation with Bain Capital Partners, LLC, the affiliated funds of which hold a 13.70% equity interest in SunGard Capital Corp. and SunGard Capital Corp. II (collectively referred to as the “Parent Companies”).

We adopted a Global Business Conduct and Compliance Program that is applicable to our directors and employees, including the chief executive officer, chief financial officer and controller. The Global Business Conduct and Compliance Program is available on our website at www.sungard.com/corporateresponsibility. A free copy of our Global Business Conduct and Compliance Program may be requested from:

SunGard Data Systems Inc.

Chief Compliance Officer

680 East Swedesford Road

Wayne, PA 19087

If we make any substantive amendments to the Global Business Conduct and Compliance Program which apply to our chief executive officer, chief financial officer or controller or grant any waiver, including any implicit waiver, from a provision of the Global Business Conduct and Compliance Program to our directors or executive officers, we will disclose the nature of the amendment or waiver on our website at www.sungard.com/corporateresponsibility or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2008 to our chief executive officer (principal executive officer), chief financial officer (principal financial officer) and three other executive officers who were the most highly compensated executive officers in fiscal year 2008. We refer to these five executive officers as our “Named Executive Officers.”

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

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to future financial and business results; and

•	to further align the interests of executive officers with those of our ultimate parent company stockholders by providing long-term equity compensation and meaningful equity ownership.

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

In 2008, the principal elements of compensation for Named Executive Officers were:

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

The survey data comes from three sources: Radford Executive Benchmark Survey, which focuses on technology companies; Towers Perrin Compensation Data Bank, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies; and CHiPS, which has a technology industry focus. For purposes of establishing compensation recommendations, we use a blend of the Radford, Towers Perrin and CHiPS survey data to reflect our size and industry. From the Radford survey data, we assessed compensation from 220 public and private companies with annual revenues above $1 billion, from the Towers Perrin survey data we assessed compensation of 80 companies with annual revenues in the range of $3 billion to $6 billion, and from the CHiPS survey data we assessed compensation from 66 companies with annual revenues between $1 billion to $10 billion.

The companies we consider within our peer group are financial services and software companies of similar industry and revenue as the Company, and some of which various businesses within the Company compete against for business and for talent. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from Radford, Towers Perrin and CHiPS. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2008:

Automatic Data Processing, Inc. BMC Software, Inc. Broadridge Financial Solutions, Inc. Computer Sciences Corporation Convergys Corporation	DST Systems, Inc. Fidelity National Information Services, Inc. Fiserv, Inc. Iron Mountain Incorporated	MasterCard Incorporated Paychex, Inc. SEI Investments Company The Thomson Corporation The Western Union Company

Our annual cash compensation packages for executive officers include base salary and a performance-based executive incentive compensation (“EIC”) bonus. We generally target total cash compensation at approximately 85% of the blended survey data. Because we pay for performance, we weight the cash compensation more heavily toward the performance incentives and less toward the base salary.

Base Salary.    For base salary, we generally target the 60th percentile of the blended survey data to provide a fixed compensation based on competitive market practice that is not subject to performance risk while also considering other factors, such as individual and company performance. We review the base salaries for each Named Executive Officer annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each Named Executive Officer based on his or her position and responsibility by using survey data. In 2008, we provided salary increases for the Named Executive Officers of 2.0% to 5.6% to more closely align base salaries with the targeted 60th percentile of market data for each position. Salary for each Named Executive Officer for calendar year 2008 is reported in Table 1—Summary Compensation Table below.

Performance-Based Incentive Compensation.    The annual EIC bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. A minimum incentive may be earned at threshold EIC goals, which are set generally at levels that reflect an improvement over prior year results, and no payment is awarded if the threshold goal is not achieved. On-target EIC goals are set generally at levels that reflect budgeted performance. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance. Additional mid-range goals between threshold and target with corresponding incentive amounts are also established. The Company may revise or cancel an executive’s EIC at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the performance plan was approved. Internal EBITA targets are adjusted to take into account acquisitions and/or dispositions which were not included in the budgeted EIC targets.

The financial measures used for the 2008 EIC bonuses for the Named Executive Officers were one or both of the following: (i) 2008 EBITA, which represents actual earnings before interest, taxes and amortization, noncash stock compensation expense, management fees paid to the private equity firms that acquired the Company (“Sponsors”) and certain other unusual items (“Internal EBITA”) and (ii) 2008 budgeted revenue growth of the Company’s business segments. Internal EBITA and budgeted revenue growth were selected as the most appropriate measures upon which to base the annual incentive because they are important metrics that management and the Sponsors use to evaluate the performance of the Company. For Messrs. Ashton and Finders, the on-target EIC EBITA goal amount was subject to a revenue growth multiplier that, depending upon actual performance results, could result in the executives receiving less than or more than their EBITA incentive amount. The revenue multiplier ranged from 0% to 150%, meaning that revenue results could reduce or increase the EBITA incentive amount; with a 100% revenue multiplier resulting in no adjustment to the EBITA incentive.

The following table provides for the Named Executive Officers, for 2008, (i) the financial measure(s) used for the EIC bonuses, (ii) the on-target EIC goal, (iii) the amount earned if the on-target EIC goal is achieved, and (iv) the amount of 2008 EIC earned based on actual results:

Name	Financial Measures for 2008 EICs	2008 On-Target EBITA EIC Goal	Amount Earned if 2008 On-Target EIC Goal Achieved	EIC Earned based on Actual 2008 Results(1)
Cristóbal Conde	2008 Internal EBITA of the consolidated Company	$1,194,000,000	$1,946,000	$1,946,000
Michael J. Ruane	2008 Internal EBITA of the consolidated Company	$1,194,000,000	$726,000	$726,000
James E. Ashton III	2008 Internal EBITA and budgeted revenue growth of the Company’s Financial Systems segment	$556,000,000	$561,000	$770,130
Harold C. Finders	2008 Internal EBITA and budgeted revenue growth of the Company’s Financial Systems segment	$556,000,000	$522,532	$731,665
Michael K. Muratore	2008 Internal EBITA of Financial Systems, Higher Education and Public Sector segments	$825,200,000	$885,000	$885,000

(1)	The amount of the 2008 EIC earned by the Named Executive Officers also appears in Table 1—Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column.

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

In 2005 in connection with the Transaction, executive officers and other managers and key employees were granted a combination of time-based and performance-based options to purchase equity in the Parent Companies. The size of these initial option grants were commensurate with the executive’s position, performance and tenure with the Company and were agreed to in connection with the Transaction. These grants were intended to cover the period between the grant date and December 31, 2010, absent promotions or other unusual circumstances. Accordingly, no Named

Executive Officers has received equity grants since 2005 other than Mr. Finders, who received a 2007 option grant due to his promotion to Division Chief Executive Officer, Financial Systems. Additional information on all outstanding grants to the Named Executive Officers is shown in Table 3—Outstanding Equity Awards at 2008 Fiscal Year-End below.

Performance-based options granted to the Named Executive Officers vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company during a specified performance period, generally five or six years. Based upon actual year-end 2008 results, 3.86% of each 2005 performance-based option award vested out of a maximum of 16.67% available to vest each of six years in the performance period, and 4.63% of each 2007 performance-based option award vested out of a maximum of 20% available to vest each of five years in the performance period. The annual vesting goals for the performance-based options were agreed to by the Sponsors and senior management in 2005 in connection with the Transaction and require sustained and superior company-wide performance in each of the years in the performance period but allow for additional vesting for over performance.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers are eligible for the same benefit programs on the same basis as the rest of the Company’s employees in the particular country in which the Named Executive Officer resides, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) or defined contribution pension plan.

The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the Named Executive Officers include leased automobiles and related tax gross-ups and are quantified in Table 1—Summary Compensation Table below.

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

•

The right to receive certain severance payments, including upon a termination without “cause,” a resignation for “good reason” or a change of control, consistent with the severance payments provided for under the change of control agreement with the Company in effect prior to the Transaction. See “Potential Payments Upon Termination or Change of Control” below.

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

2009 Compensation Update

Our normal schedule would have called for approval of salary and bonus adjustments during the February 2009 Compensation Committee meeting. However, because the economic outlook for 2009 remains uncertain and in order to help best position our Company to emerge from this economic crisis stronger, we determined that there will be no increases of salary or EIC performance bonus for the Named Executive Officers and other senior executives in 2009.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James H. Greene, Jr., Chairperson
John Connaughton
John Marren
Julie Richardson

Summary Compensation Table

The following table contains certain information about compensation earned in 2008, 2007 and 2006 by the Named Executive Officers.

Table 1—Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compen- sation(2) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation(3) ($)	Total ($)
Cristóbal Conde	2008	931,000	—	—	4,530,698	1,946,000	—	47,588	7,455,286
President, Chief Executive Officer and Director	2007	887,000	—	—	4,770,589	1,883,400	—	46,110	7,587,099
	2006	874,000	—	—	5,580,358	1,517,972	—	46,299	8,018,629
Michael J. Ruane	2008	454,000	—	—	1,004,429	726,000	—	46,712	2,231,141
Senior Vice President—Finance and Chief Financial Officer	2007	430,000	—	—	1,060,530	698,851	—	40,145	2,229,526
	2006	424,000	—	—	1,238,870	550,749	—	47,997	2,261,616
James E. Ashton III(4)	2008	510,000	—	—	566,865	770,130	—	51,084	1,898,079
Division Chief Executive Officer, Financial Systems	2007	468,500	—	—	605,626	2,061,346	—	49,573	3,185,045
	2006	374,000	—	—	703,387	1,213,629	—	50,941	2,341,957
Harold C. Finders(5)	2008	522,532	—	—	823,770	731,665	—	71,505	2,149,472
Division Chief Executive Officer, Financial Systems	2007	487,740	—	—	675,241	2,011,400	—	190,327	3,364,708
Michael K. Muratore(6)	2008	582,000	—	—	1,812,273	885,000	—	48,537	3,327,810
Former Executive Vice President	2007	565,000	—	—	1,908,235	1,034,036	—	48,300	3,555,571
	2006	557,000	—	—	2,232,136	850,423	—	55,055	3,694,614

(1)

No option awards were granted in 2008 or 2006 to any of the Named Executive Officers. The amounts in this column reflect the dollar amount recorded for financial statement reporting purposes for the fiscal year ended December 31, 2008, 2007 and 2006, as applicable, in accordance with FAS 123(R), of awards granted pursuant to the SunGard 2005 Management Incentive Plan. The amounts for all of the Named Executive Officers thus include amounts from awards granted on August 12, 2005 at an exercise price of $18.00 per Unit and for Mr. Finders additional amounts from awards granted on September 21, 2007 at an exercise price of $20.72 per Unit. Assumptions used in the calculation of this amount are included in Note 7 of the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K. Because these amounts represent expense for financial reporting purposes, they are not representative of the actual value that the Named Executive Officer would receive upon exercise of these options.

(2)	The amounts in this column reflect the cash awards payable under performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

(3)	For Mr. Conde, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments, and automobile tax gross-ups ($12,341 in each of 2008 and 2007 and $10,770 in 2006).

For Mr. Ruane, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, and automobile tax gross-ups ($10,844 in 2008 and $11,066 in both 2007 and 2006).

For Mr. Ashton, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments, reimbursement of fuel and maintenance expenses in 2007 and 2006, and automobile tax gross-ups ($11,524 in 2008, $10,104 in 2007 and $9,364 in 2006).

For Mr. Finders, amount includes health and welfare benefits, company defined contribution pension plan contributions, car lease payments and reimbursement of fuel and maintenance expenses.

For Mr. Muratore, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments, reimbursement of fuel and maintenance expenses, and automobile tax gross-ups ($8,842 in 2008, $10,610 in 2007 and $13,639 in 2006).

(4)	For Mr. Ashton, the 2007 salary represents a blended rate of $374,000 from January 1 to March 31, 2007 and $500,000 from April 1 to December 31, 2007. In April 2007, Mr. Ashton received a promotion and a salary increase commensurate with his new responsibilities.

(5)	Mr. Finders’ compensation was paid in Swiss Francs (CHF). All 2008 amounts have been converted into U.S. dollars at the currency exchange rate of 0.832260, which rate was used for purposes of the Company’s 2008 operating budget and for purposes of establishing 2008 compensation, and all 2007 amounts have been converted into U.S. dollars at the 2007 average annual currency exchange rate of 0.83424. For Mr. Finders, the 2007 salary represents a blended rate of $410,000 from January 1 to March 31, 2007 and $500,000 from April 1 to December 31, 2007. In April 2007, Mr. Finders received a promotion and a salary increase commensurate with his new responsibilities. Compensation information for fiscal year 2006 is not provided for Mr. Finders because he was not a Named Executive Officer in that year.

(6)	Mr. Muratore retired on February 2, 2009. Mr. Muratore had been Executive Vice President since 2002 and most recently serving as acting Group Chief Executive Officer, SunGard Higher Education from September 2008 until his retirement. He was Senior Vice President from 1998 to 2002, Chief Executive Officer of the SunGard Financial Systems Group from 1995 to 1998 and Chief Executive Officer of the SunGard Computer Services Group from 1990 to 1995. From 1985 to 1990, Mr. Muratore held various senior executive positions with us.

Grants of Plan-Based Awards in Fiscal Year 2008

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

The following table contains information concerning grants of plan-based awards to the Named Executive Officers during 2008.

Table 2—2008 Grants of Plan-Based Awards

Name	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold (#)	Target (#)	Maximum (#)
Cristóbal Conde	N/A	1,946,000	—	—	—	—	—	—	—
Michael J. Ruane	N/A	726,000	—	—	—	—	—	—	—
James E. Ashton III	N/A	770,130	—	—	—	—	—	—	—
Harold C. Finders	N/A	731,665	—	—	—	—	—	—	—
Michael K. Muratore	N/A	885,000	—	—	—	—	—	—	—

(1)	Amounts reflect the cash awards to the named individuals under the performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table contains certain information with respect to options held as of December 31, 2008 by the Named Executive Officers.

Table 3—Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Cristóbal Conde	1,218,246(1)	553,748	—	18.00	08/11/2015	—	—	—	—
	678,735(2)	—	2,510,808	18.00	08/11/2015
Michael J. Ruane	265,992(1)	120,905	—	18.00	08/11/2015	—	—	—	—
	158,371(2)	—	585,852	18.00	08/11/2015
	3,424(3)	—	—	4.50	02/26/2013
	43,687(3)	—	—	4.50	02/25/2014
	59,153(3)	—	—	4.50	03/03/2015
James E. Ashton III	140,173(1)	63,715	—	18.00	08/11/2015	—	—	—	—
	108,598(2)	—	401,727	18.00	08/11/2015
	3,083(3)	—	—	4.50	02/22/2010
	50,648(3)	—	—	4.50	08/22/2010
	36,578(3)	—	—	4.50	11/18/2010
	11,111(3)	—	—	4.50	03/07/2011
	34,000(3)	—	—	4.50	03/07/2011
	10,740(3)	—	—	4.50	03/06/2012
	77,885(3)	—	—	4.50	03/03/2013
	39,437(3)	—	—	4.50	02/25/2014
	55,038(3)	—	—	4.50	03/03/2015
Harold C. Finders	121,826(1)	55,375	—	18.00	08/11/2015	—	—	—	—
	31,568(4)	74,765	—	20.72	09/20/2017
	67,875(2)	—	251,083	18.00	08/11/2015
	18,934(5)	—	172,465	20.72	09/20/2017
Michael K. Muratore	487,297(1)	221,498	—	18.00	08/11/2015	—	—	—	—
	271,494(2)	—	1,004,320	18.00	08/11/2015

(1)	Time-based stock options granted on August 12, 2005 and which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(2)	Performance-based options granted on August 12, 2005 and which vest upon the attainment of certain annual or cumulative earnings goals for the Company during the six-year period beginning January 1, 2005, as discussed in further detail above.

(3)	Continuation options are fully vested. To the extent outstanding options of the Predecessor company were not exercised before closing the Transaction, such options converted into fully vested options to purchase equity units in the Parent Companies.

(4)	Time-based stock options granted on September 21, 2007 and which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(5)	Performance-based options granted on September 21, 2007 and which vest upon the attainment of certain annual or cumulative earnings goals for the Company during the five-year period beginning January 1, 2007, as discussed in further detail above.

Option Exercises and Stock Vested

None of the Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2008.

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

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and option agreements, set forth below is a description of the potential payments the Named Executive Officers would receive if their employment was terminated on December 31, 2008.

The terms cause, good reason, change of control and sale of business are defined in the executive employment agreements. Forms of these agreements have been filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Termination without Cause or Resignation for Good Reason; Certain Change in Control or Sale of Business Transactions.    If a Named Executive Officer’s employment is terminated by the Company without cause, or a Named Executive Officer terminates his employment in certain circumstances which constitute good reason, including certain change of control and sale of business transactions, then:

•	the Company will pay the Named Executive Officer the following:

•	a lump sum cash severance amount equal to the applicable multiplier multiplied by the sum of 2008 base salary and target incentive bonus;

•	a lump sum cash payment of all accrued compensation (as defined in the agreement) as of December 31, 2008;

•

a lump sum cash payment in an amount equal to the applicable multiplier multiplied by the Company’s cost of the Named Executive Officer’s medical, dental and vision coverage in effect on December 31, 2008, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•

a lump sum cash payment in an amount equal to the applicable multiplier multiplied by $17,500, in lieu of retirement, life insurance and long term disability coverage, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

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

Resignation without Good Reason; Voluntary Retirement and Certain Change in Control Transactions.    If a Named Executive Officer terminates his employment voluntarily without good reason, including certain change of control transactions and retirements, then:

•

with the exception of certain voluntary retirements, the Company will pay the Named Executive Officer only a lump sum cash payment of all accrued compensation with the exception of his 2008 pro rated target incentive bonus. Under the terms of Mr. Conde’s employment agreement, if a change of control occurs and Mr. Conde is offered employment but he resigns, his resignation is considered for good reason;

•

if the Named Executive Officer voluntarily retires after August 11, 2008, provided he is at least 62 years of age, the Company will pay the Named Executive Officer a lump sum cash payment of all accrued compensation and upon satisfying certain conditions, $10,000 per month for twelve months from the date of termination;

•

all performance-based options stop vesting as of the beginning of the year of termination, all time-based options immediately stop vesting, and all unvested time-based and performance-based options are forfeited;

•

if a change of control occurs and employment is offered but the Named Executive Officer resigns, then all unvested performance-based options vest on a return-on-equity basis and all unvested time-based options become fully vested; and

•

if the Named Executive retires after August 11, 2008, provided he is at least 62 years of age, then all performance-based options stop vesting as of the beginning of the year of termination, all time-based options continue to vest throughout the consulting period and all unvested performance-based options are forfeited.

Termination for Cause.    If the Company terminates a Named Executive Officer’s employment for cause, then:

•	the Company will pay the Named Executive Officer only a lump sum cash payment of all accrued compensation with the exception of his 2008 pro rated target incentive bonus;

•	all vested and unvested time and performance options are forfeited.

Disability or Death.    If a Named Executive Officer’s employment is terminated due to his disability or death, then:

•	the Company will pay the Named Executive Officer (or his beneficiary in the event of death) a lump sum cash payment of all accrued compensation;

•

in the event of disability, if the Named Executive Officer elected to participate, he shall receive payments under an insurance policy offered through the Company until he reaches retirement age as defined by the 1983 Amended Social Security Normal Retirement Age;

•	in the event of death, the Named Executive Officer’s beneficiary shall receive payments under an insurance policy offered through the Company; and

•	performance-based options vest on a pro rata basis through the termination date; all time-based options immediately stop vesting and all unvested time-based options are forfeited.

In order to receive any of the above described severance benefits, the Named Executive Officer is required to execute a release of all claims against the Company. In order to exercise stock options, the Named Executive Officer must execute a certificate of compliance with the restrictive covenants contained in his employment agreement and all other agreements.

With the exception of Mr. Muratore, the tables below reflect the amount of compensation payable to each of the Named Executive Officers in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2008, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the Named Executive Officers upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such executive’s separation from the Company. Effective as of February 2, 2009, Mr. Muratore retired from his position as an executive officer of the Company. The table for Mr. Muratore reflects the actual amount of compensation he received from the Company in connection with his retirement.

Cristóbal Conde—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason	Termination Due to Voluntary Retirement	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$8,631,000	—	—	$8,631,000	$8,631,000	$8,631,000	—	—
Target Incentive Bonus of Year of Termination	$1,946,000	—	1,946,000	$1,946,000	$1,946,000	$1,946,000	$1,946,000	$1,946,000
Time-Based Stock Options(2)	—	—	—	$2,214,992	$2,214,992	$2,214,992	—	—
Performance-Based Stock Options(3)	—	—	—	—	$10,043,231	$10,043,231	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$174,984	—	—	$174,984	$174,984	$174,984	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	$1,000,000
Disability Benefits	—	—	—	—	—	—	—	—
Accrued Vacation Pay	$17,904	$17,904	17,904	$17,904	$17,904	$17,904	$17,904	$17,904
Excise Tax & Gross-Up	—	—	—	—	—	—	—	—
Total:	$10,769,888	$17,904	1,963,904	$12,984,880	$23,028,111	$23,028,111	$1,963,904	$2,963,904

(1)	Consists of three times the sum of (a) 2008 base salary of $931,000 and (b) 2008 target incentive bonus of $1,946,000.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.00 per Unit as of December 31, 2008. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their equity investment (“Investment”). If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $4,253,575, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of three times the sum of (a) the Company’s cost of Mr. Conde’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

Michael J. Ruane—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason	Termination Due to Voluntary Retirement	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$3,540,000	—	—	$3,540,000	$3,540,000	—	—	—
Target Incentive Bonus of Year of Termination	$726,000	—	$726,000	$726,000	$726,000	—	$726,000	$726,000
Time-Based Stock Options(2)	—	—	—	$483,620	$483,620	$483,620	—	—
Performance-Based Stock Options(3)	—	—	—	—	$2,343,408	$2,343,408	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$141,593	—	—	$141,593	$141,593	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	$909,000
Disability Benefits	—	—	—	—	—	—	—	—
Accrued Vacation Pay	$8,731	$8,731	$8,731	$8,731	$8,731	$8,731	$8,731	$8,731
Excise Tax & Gross-Up	—	—	—	—	—	—	—	—
Total:	$4,416,324	$8,731	$734,731	$4,899,944	$7,243,352	$2,835,759	$734,731	$1,643,731

(1)	Consists of three times the sum of (a) 2008 base salary of $454,000 and (b) 2008 target incentive bonus of $726,000.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.00 per Unit as of December 31, 2008. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their Investment. If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $992,496, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of three times the sum of (a) the Company’s cost of Mr. Ruane’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

James E. Ashton III—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason	Termination Due to Voluntary Retirement	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,142,000	—		$2,142,000	$2,142,000	—	—	—
Target Incentive Bonus of Year of Termination	$561,000	—	$561,000	$561,000	$561,000	—	$561,000	$561,000
Time-Based Stock Options(2)	—	—	—	$254,860	$254,860	$254,860	—	—
Performance-Based Stock Options(3)	—	—	—	—	$1,606,910	$1,606,910	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$97,408	—	—	$97,408	$97,408	—	—	—
Life Insurance Proceeds	—	—	—	—	—	—	—	$1,000,000
Disability Benefits(5)	—	—	—	—	—	—	$1,449,038	—
Accrued Vacation Pay	—	—	—	—	—	—	—	—
Excise Tax & Gross-Up	—	—	—	—	—	—	—	—
Total:	$2,800,408	—	$561,000	$3,055,268	$4,662,178	$1,861,770	$2,010,038	$1,561,000

(1)	Consists of two times the sum of (a) 2008 base salary of $510,000 and (b) 2008 target incentive bonus of $561,000.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.00 per Unit as of December 31, 2008. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their Investment. If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $680,570, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of two times the sum of (a) the Company’s cost for Mr. Ashton’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(5)	Reflects the estimated lump-sum present value of all future payments which Mr. Ashton would be entitled to receive under the Company’s fully insured disability program. Mr. Ashton is entitled to receive such benefits until he reaches the age of 66 years and 8 months.

Harold C. Finders—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause; Resignation Without Good Reason	Termination Due to Voluntary Retirement	Termination Due to Sale of Business Employment Not Offered	Termination Due to Change of Control Employment Not Offered	Termination Due to Change of Control Employment Offered but Resigns	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,379,038	—	—	$2,379,038	$2,379,038	—	—	—
Target Incentive Bonus of Year of Termination	$594,759	—	$594,759	$594,759	$594,759	—	$594,759	$594,759
Time-Based Stock Options(2)	—	—	—	$317,200	$317,200	$317,200	—	—
Performance-Based Stock Options(3)	—	—	—	—	$1,225,089	$1,225,089	—	—
Benefits & Perquisites:
Health and Welfare Benefits(4)	$54,905	—	—	$54,905	$54,905	—	—	—
Death Benefits	—	—	—	—	—	—	—	$4,962,276
Disability Benefits(5)	—	—	—	—	—	—	$8,812,732	—
Accrued Vacation Pay	—	—	—	—	—	—	—	—
Excise Tax & Gross-Up	—	—	—	—	—	—	—	—
Total:	$3,028,702	—	$594,759	$3,345,902	$4,570,991	$1,542,289	$9,407,491	$5,557,035

(1)	Consists of two times the sum of (a) 2008 base salary of $594,759 and (b) 2008 target incentive bonus of $594,759. Mr. Finders’ payments would be in Swiss Francs (CHF). These amounts have been converted into U.S. dollars at the December 31, 2008 currency exchange rate of 0.94730.

(2)	Represents the value of accelerated unvested time-based options based upon a fair market price of $22.00 per Unit as of December 31, 2008. Excludes the value of vested time-based options.

(3)	Represents the value of accelerated performance-based options if the Sponsors receive an amount constituting at least 300% of their Investment. If the Sponsors receive an amount constituting at least 200% of their Investment, then the value of the accelerated performance-based options would be $572,357, and if the Sponsors receive an amount constituting less than 200% of their Investment the performance-based options would have no value. Excludes the value of vested performance-based options.

(4)	Consists of two times the sum of (a) the Company’s cost for Mr. Finders’ medical benefits, as converted into U.S. dollars and (b) $17,500 in lieu of the Company’s defined contribution pension plan contribution, life insurance and long-term disability coverage.

(5)	Represents Swiss disability program benefits, as converted into U.S. dollars.

Michael K. Muratore—Termination Payments and Benefits

Mr. Muratore voluntarily retired from the Company effective as of February 2, 2009 and in connection with his retirement, Mr. Muratore waived his right to receive certain compensation from the Company. Consistent with the terms of his employment agreement, Mr. Muratore entered into a consulting agreement with the Company, effective February 3, 2009 to February 2, 2010.

Director Compensation

None of our directors except Mr. Mann receive compensation for serving as directors. Mr. Mann receives annual director equity awards; he does not receive any cash director fees. On November 13, 2008, Mr. Mann was granted a time-based hybrid equity grant for 1,868 Units, consisting of an RSU grant of 1,868 Units and an option for 4,704 shares of Class A common stock at an exercise price of $1.41 per share. The RSU vests over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Once vested, the RSUs become payable in shares upon the first to occur of a change of control, removal or resignation as a director, or the date that is five years after the date of grant. The option expires ten years from the date of grant and vests over five years as follows: 25% one year after date of grant and 1/48th of the remaining balance each month thereafter for 48 months. The following table contains for Mr. Mann compensation received during the year ended December 31, 2008 for serving as a director of the Company and its holding companies.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James L. Mann(2)	—	5,040	10,250	—	—	—	15,290

(1)	The amount in this column reflects the dollar amount recorded for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), of Mr. Mann’s equity awards granted pursuant to the Plan. Assumptions used in the calculation of this amount are included in Note 6 of the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K.

(2)	In addition to serving as a director, Mr. Mann is currently an employee of the Company and received in 2008 a base salary of $300,000 and health and welfare benefits, a matching 401(k) savings plan contribution, automobile benefits including reimbursement of fuel and maintenance expenses and an automobile tax gross-up ($4,158).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Greene and Marren, who were each appointed to the Compensation Committee in 2005 in connection with the Transaction, and Ms. Richardson, who was appointed to the Compensation Committee in March 2008. None of these individuals has been at any time an officer or employee of our Company. During 2008, we had no compensation committee “interlocks”—meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2008 with respect to the SunGard 2005 Management Incentive Plan under which equity in the Parent Companies are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)			Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A)) (C)
	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock			Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Equity compensation plans approved by security holders
Options for Units	41,298,334	4,587,292	1,588,397	$16.25
Restricted Stock Units	4,831,090	536,623	185,811	$23.07	*	775,840	1,466,150	583,850

Options for Class A Common Stock	9,388,589			$2.47
Equity compensation plans not approved by security holders	—	—	—	—		—	—	—
Total	55,518,013	5,123,915	1,774,208			775,840	1,466,150	583,850

*	Value of restricted stock units as of date of grant.

Beneficial Ownership

All of our outstanding stock is beneficially owned by SunGard Capital Corp. and SunGard Capital Corp. II through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SunGard Capital Corp. and SunGard Capital Corp. II as of February 15, 2009 by each person who is known by us to beneficially own more than 5% of the equity securities of SunGard Capital Corp. and SunGard Capital Corp. II, by each of our directors, by each of the Named Executive Officers, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.70%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.70%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.16%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.70%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.37%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.55%
TPG Funds(9)	34,849,657	3,872,184	1,340,371	13.70%
James E. Ashton III(10) (Named Executive Officer)	754,043	83,771	29,002	—
Chinh E. Chu(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.70%
Cristóbal Conde(10) (director and Named Executive Officer)	4,198,939	466,460	161,498	1.65%
John Connaughton(3)(12) (director)	34,849,657	3,872,184	1,340,371	13.70%
Harold C. Finders(10) (Named Executive Officer)	405,364	45,029	15,591	—
James H. Greene, Jr.(6)(13) (director)	34,849,657	3,872,184	1,340,371	13.70%
Glenn H. Hutchins(8)(14) (director)	34,488,546	3,832,061	1,326,483	13.55%
James L. Mann (director)	77,127	8,414	2,913	—
John Marren(15) (director)	—	—	—	—
Sanjeev Mehra(5)(16) (director)	28,393,651	3,154,850	1,092,063	11.16%
Michael K. Muratore(10) (Named Executive Officer)	1,529,567	169,916	58,830	—
Julie Richardson(7)(17) (director)	21,295,238	2,366,138	819,048	8.37%
Michael J. Ruane(10) (Named Executive Officer)	1,108,754	123,175	42,644	—
All 22 directors and executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(18)	202,203,811	22,502,989	7,772,182	79.41%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SunGard Capital Corp. and SunGard Capital Corp. II on February 15, 2009, as adjusted as required by applicable rules.

(3)	Includes (i) 34,693,273 Class A shares and 3,801,832 Class L shares of common stock of SunGard Capital Corp. and 1,313,076 shares of preferred stock of SunGard Capital Corp. II held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares and 70,352 Class L shares of common stock of SunGard Capital Corp. and 27,295 shares of preferred stock of SunGard Capital Corp. II held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares and 2,035,248 Class L shares of common stock of SunGard Capital Corp. and 704,509 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares and 32,139 Class L shares of common stock of SunGard Capital Corp. and 11,125 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares and 90,060 Class L shares of common stock of SunGard Capital Corp. and 31,175 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares and 7,356 Class L shares of common stock of SunGard Capital Corp. and 2,546 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares and 1,604,938 Class L shares of common stock of SunGard Capital Corp. and 555,556 shares of preferred stock of SunGard Capital Corp. II held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares and 102,443 Class L shares of common stock of SunGard Capital Corp. and 35,461 shares of preferred stock of SunGard Capital Corp. II held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

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

(8)	Includes (i) 34,440,889 Class A shares and 3,826,765 Class L shares of common stock of SunGard Capital Corp. and 1,324,650 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares and 5,295 Class L shares of common stock of SunGard Capital Corp. and 1,833 shares of preferred stock of SunGard Capital Corp. II held by Silver Lake Technology Investors II, L.P. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose general partner is SLTA II. The address of each of the entities listed in this footnote is c/o Silver Lake, 9 West 57th Street, 25th Floor, New York, New York 10019.

(9)	Includes (i) 20,745,833 Class A shares and 2,305,093 Class L shares of common stock of SunGard Capital Corp. and 797,917 shares of preferred stock of SunGard Capital Corp. II held by TPG Partners IV, L.P. (“TPG IV”), whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), whose general partner is TPG Advisors IV, Inc. (“TPG Advisors IV”); (ii) 2,349,389 Class A shares and 261,043 Class L shares of common stock of SunGard Capital Corp. and 90,361 shares of preferred stock of SunGard Capital Corp. II held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares and 41,889 Class L shares of common stock of SunGard Capital Corp. and 14,500 shares of preferred stock of SunGard Capital Corp. II held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II, whose general partner is T3 Advisors II; (iv) 5,416,667 Class A shares and 601,852 Class L shares of common stock of SunGard Capital Corp. and 208,333 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar III LLC (“TPG Solar III”), whose managing member is TPG Partners III, L.P. (“TPG Partners III”), whose general partner is TPG GenPar III, L.P. (“TPG GenPar III”), whose general partner is TPG Advisors III, Inc. (“TPG Advisors III”); and (v) 5,960,768 Class A shares and 662,308 Class L shares of common stock of SunGard Capital Corp. and 229,260 shares of preferred stock of SunGard Capital Corp. II held by TPG Solar Co-Invest LLC (“TPG Solar Co-Invest” and, collectively with TPG IV, T3 Partners II, T3 Parallel II and TPG Solar III, the “TPG Funds”), whose managing member is TPG GenPar IV, whose general partner is TPG Advisors IV. Messrs. David Bonderman and James G. Coulter, as directors, officers and sole shareholders of each of TPG Advisors IV, T3 Advisors II and TPG Advisors III, may be deemed to have investment powers and beneficial ownership with respect to the shares owned by the TPG Funds, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein. The address of each of the entities and persons identified in this footnote is c/o TPG Capital, L.P., 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after February 15, 2009 by exercising stock options:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
James E. Ashton III	754,043	83,771	29,002
Cristóbal Conde	2,610,050	289,916	100,387
Harold C. Finders	333,141	37,004	12,813
James L. Mann	4,904	390	135
Michael K. Muratore	1,044,017	115,966	40,155
Michael J. Ruane	721,250	80,119	27,740
All 22 directors and officers as a group	8,974,942	982,875	340,302

(11)	Mr. Chu, a director of the Parent Companies and SunGard, is a member of BMA IV and BCMA IV and a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Chu are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Chu does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	Mr. Connaughton, a director of the Parent Companies and SunGard, is a member and managing director of BCI. Amounts disclosed for Mr. Connaughton are also included above in the amounts disclosed in the table next to “Bain Funds.” Mr. Connaughton disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(13)	Mr. Greene, a director of the Parent Companies and SunGard, is a member of KKR Millennium GP LLC and KKR III GP LLC. Amounts disclosed for Mr. Greene are also included above in the amounts disclosed in the table next to “KKR Funds.” Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of TPG Capital, L.P., an affiliate of the TPG Funds.

(16)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(17)	Ms. Richardson, a director of the Parent Companies and SunGard, is a managing director of Providence Equity Partners, Inc., an affiliate of the Providence Equity Funds. Amounts disclosed for Ms. Richardson are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Ms. Richardson disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of her pecuniary interest therein.

(18)	Excluding shares beneficially owned by Ms. Richardson and Messrs. Chu, Connaughton, Greene, Hutchins and Mehra, the number of shares beneficially owned by all directors and officers as a group is as follows: Class A Common—13,477,404; Class L Common—1,483,148; Preferred—513,474; percent of classes—5.25%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On August 11, 2005, upon completion of the Transaction, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consultant services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. Under the management agreement, affiliates of the Sponsors receive quarterly annual management fees equal to 1% of the Company’s quarterly “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of management consulting services pursuant to the agreement. During the year ended December 31, 2008, the Company recorded an additional $23.3 million relating to management fees.

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

In addition to serving as a director, Mr. Mann is currently an employee of the Company and accordingly in 2008 received salary and benefits. See note 2 to the table under “Director Compensation.”

Our Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with us to use our products and services in the ordinary course of their business, which often result in revenues to SunGard in excess of $120,000 annually.

Two of our Sponsors, Goldman Sachs & Co. and Kohlberg Kravis Roberts & Co., and/or their respective affiliates served as co-managers in connection with both our recent debt offering of $500,000,000 10.625% Senior Notes due 2015 and Incremental Term Loan. In connection with serving in such capacity, Goldman Sachs & Co. and Kohlberg Kravis Roberts & Co. received customary fees and expenses in amounts of $25.9 million and $4.3 million, respectively.

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

Auditors’ Fees

The following table shows the fees for professional audit services rendered by Pricewaterhouse-Coopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2007 and 2008, and fees for other services rendered by PricewaterhouseCoopers LLP for 2007 and 2008.

Fees	2007	2008
Audit fees(1)	$6,202,000	$7,196,000
Audit-related fees(2)	$482,000	$134,000
Tax fees(3)	$269,000	$261,000
All other fees(4)	$432,000	$486,000

Total Fees	$7,385,000	$8,077,000

(1)	In 2007, consists of services rendered in connection with the audit of our annual financial statements ($3,069,000), consultation on technical accounting issues ($175,000) and certain broker-dealer audits and statutory audits ($2,958,000). In 2008, consists of services rendered in connection with the audit of our annual financial statements ($4,125,000), consultation on technical accounting issues ($168,000) and certain broker-dealer audits and statutory audits ($2,904,000).

(2)	Consists of savings plan audits and pre-acquisition due diligence services.

(3)	Consists of worldwide tax services.

(4)	Consists of SAS 70 data center audit fees.

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

The Audit Committee may delegate pre-approval authority for audit and non-audit services to one or more of its members, who can pre-approve services up to a maximum fee of $50,000. Any such pre-approved service must be reported to the Audit Committee at the next scheduled quarterly meeting.

The audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in 2008 were pre-approved by the Audit Committee in accordance with its pre-approval policy. In 2008, PricewaterhouseCoopers LLP provided permissible audit-related services to the Company for fees of $7,500 which were not pre-approved by the Audit Committee and for which the de minimis exception was used.

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

SUNGARD DATA SYSTEMS INC.

Date: March 5, 2009	By:	/s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CRISTÓBAL CONDE Cristóbal Conde	President, Chief Executive Officer and Director (principal executive officer)	March 5, 2009

/s/ MICHAEL J. RUANE Michael J. Ruane	Senior Vice President—Finance and Chief Financial Officer (principal financial officer)	March 5, 2009

/s/ KAREN M. MULLANE Karen M. Mullane	Vice President and Controller (principal accounting officer)	March 5, 2009

/s/ CHINH E. CHU Chinh E. Chu	Director	March 5, 2009

/s/ JOHN CONNAUGHTON John Connaughton	Director	March 5, 2009

/s/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 5, 2009

/s/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 5, 2009

/s/ JAMES MANN James Mann	Director	March 5, 2009

/s/ JOHN MARREN John Marren	Director	March 5, 2009

/s/ SANJEEV MEHRA Sanjeev Mehra	Director	March 5, 2009

/s/ JULIE RICHARDSON Julie Richardson	Director	March 5, 2009

List of Exhibits

NUMBER	DOCUMENT

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

3.2	Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.3	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.4	Indenture, dated as of September 29, 2008, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.625% Senior Notes (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated September 29, 2008 and filed October 3, 2008 (Commission File No. 1-12989)).

10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

NUMBER	DOCUMENT

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.8	Amendment to 401 Lease, dated March 31, 2006 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-12989)).

10.9	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.10	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.11	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

10.12	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).

10.13	Credit Agreement, dated as of August 11, 2005, among Solar Capital Corp. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, SunGard Data Systems Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the Other Lenders party thereto, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Barclays Bank PLC and The Royal Bank of Canada as Co-Documentation Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-Lead Arrangers, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Joint Bookrunners (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.14		Amendment dated February 28, 2007 to Credit Agreement (incorporated by reference to the Exhibit filed with SunGard’s Current Report on Form 8-K dated February 28, 2007 and filed March 2, 2007 (Commission File No. 1-12989)).

10.15		Second Amendment dated September 29, 2008 to Credit Agreement (incorporated by reference to the Exhibit filed with SunGard’s Current Report on Form 8-K/A dated September 29, 2008 and filed October 6, 2008 (Commission File No. 1-12989)).

10.16		Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.17		Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.18		Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.19	(1)	Form of Change in Control Agreement including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.20	(1)	Form of Change in Control Agreement not including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.21	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.22	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.23	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.24	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.25	(1)	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.26	(1)	Employment Agreement between Eric Berg and SunGard, dated and effective as of October 9, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

10.27	(1)	Employment Agreement between Gil Santos and SunGard, dated and effective as of November 15, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

10.28	(1)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-12989)), as amended by Amendment dated as of February 25, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-12989)).

10.29	(1)	SunGard 2005 Management Incentive Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.30	(1)	SunGard Dividend Rights Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.31	(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.32	(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.33	(1)	Forms of Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.34	(1)	Forms of Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.35	(1)	Forms of Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.36	(1)	Forms of Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.37	(1)	Forms of Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.38	(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated May 16, 2006 and filed May 22, 2006 (Commission File No. 1-12989)).

10.39	(1)	Form of Indemnification Agreement entered into by SunGard with certain officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).

10.40	(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.41		Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.42		Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT

10.43	Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors (“Principal Investor Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.44	Amendment No. 2 to Principal Investor Agreement, dated as of January 31, 2008 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

10.45	Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

(1)	Management contract or compensatory plan or arrangement.