Form 10-Q
period 2009-03-31
SUNGARD DATA SYSTEMS INC
filed 2009-05-14
CIK 789388

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐.             Accelerated filer  ☐.            Non-accelerated filer  ☒.            Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

There were 100 shares of the registrant’s common stock outstanding as of March 31, 2009.

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

(in millions except share and per-share amounts)	December 31, 2008	March 31, 2009
Assets
Current:
Cash and cash equivalents	$975	$491
Trade receivables, less allowance for doubtful accounts of $15 and $60	701	866
Earned but unbilled receivables	81	209
Prepaid expenses and other current assets	122	160
Clearing broker assets	309	267
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	18

Total current assets	2,495	2,011
Property and equipment, less accumulated depreciation of $689 and $735	898	887
Software products, less accumulated amortization of $793 and $856	1,159	1,107
Customer base, less accumulated amortization of $668 and $732	2,616	2,548
Other tangible and intangible assets, less accumulated amortization of $29 and $25	207	185
Trade name	1,075	1,068
Goodwill	7,328	7,267

Total Assets	$15,778	$15,073

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$322	$64
Accounts payable	87	99
Accrued compensation and benefits	314	205
Accrued interest expense	159	86
Other accrued expenses	401	416
Clearing broker liabilities	310	248
Deferred revenue	977	973

Total current liabilities	2,570	2,091
Long-term debt	8,553	8,495
Deferred income taxes	1,592	1,551

Total liabilities	12,715	12,137

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,731	3,729
Accumulated deficit	(449)	(483)
Accumulated other comprehensive income	(219)	(310)

Total stockholder’s equity	3,063	2,936

Total Liabilities and Stockholder’s Equity	$15,778	$15,073

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Revenue:
Services	$1,198	$1,247
License and resale fees	59	64

Total products and services	1,257	1,311
Reimbursed expenses	45	24

	1,302	1,335

Costs and expenses:
Cost of sales and direct operating	643	691
Sales, marketing and administration	277	276
Product development	79	75
Depreciation and amortization	67	69
Amortization of acquisition-related intangible assets	112	124

	1,178	1,235

Income from operations	124	100
Interest income	5	1
Interest expense and amortization of deferred financing fees	(148)	(151)
Other income (expense)	(21)	7

Loss before income taxes	(40)	(43)
Benefit from income taxes	18	9

Net loss	$(22)	$(34)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Cash flow from operations:
Net loss	$(22)	$(34)
Reconciliation of net loss to cash flow (used in) provided by operations:
Depreciation and amortization	179	193
Deferred income tax benefit	(30)	(26)
Stock compensation expense	7	7
Amortization of deferred financing costs and debt discount	9	10
Other noncash items	16	(7)
Accounts receivable and other current assets	(10)	(15)
Accounts payable and accrued expenses	(154)	(171)
Clearing broker assets and liabilities, net	9	(20)
Deferred revenue	24	(9)

Cash flow (used in) provided by operations	28	(72)

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(64)	(6)
Cash paid for property and equipment and software	(84)	(79)
Other investing activities	—	(5)

Cash used in investment activities	(148)	(90)

Financing activities:
Cash received from borrowings, net of fees	151	240
Cash used to repay debt	(30)	(555)
Other financing activities	(10)	(1)

Cash provided by (used in) financing activities	111	(316)

Effect of exchange rate changes on cash	9	(6)

Increase (decrease) in cash and cash equivalents	—	(484)
Beginning cash and cash equivalents	427	975

Ending cash and cash equivalents	$427	$491

Supplemental information:
Acquired businesses:
Property and equipment	$1	$—
Software products	39	5
Customer base	44	2
Goodwill	37	2
Other tangible and intangible assets	1	—
Deferred income taxes	(34)	—
Purchase price obligations and debt assumed	(10)	—
Net current liabilities assumed	(14)	(3)

Cash paid for acquired businesses, net of cash acquired of $20 and $-, respectively	$64	$6

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Interim financial reporting does not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 increases the frequency of fair value disclosures from annual only to quarterly, in an effort to provide financial statement users with more timely and transparent information about the effects of current market conditions on financial instruments. FSP 107-1 is effective as of April 1, 2009. The Company is evaluating the impact of this standard but does not expect it to have a material impact on the consolidated financial statements.

2. Goodwill and Intangible Assets

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE	PS	AS	Total
Balance at December 31, 2008	$3,431	$965	$685	$2,247	$7,328
Adjustments related to prior year acquisitions and the Transaction	4	—	—	(8)	(4)
Effect of foreign currency translation	(51)	—	(1)	(5)	(57)

Balance at March 31, 2009	$3,384	$965	$684	$2,234	$7,267

Effective January 1, 2009, the Company shortened the remaining useful lives of certain intangible assets to reflect revisions to estimated customer attrition rates. The impact of this revision was an increase in amortization of acquisition-related intangible assets of $9 million in the three months ended March 31, 2009 and estimated to be approximately $36 million on an annual basis.

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2008	March 31, 2009
Segregated customer cash and treasury bills	$148	$138
Securities owned	44	34
Securities borrowed	87	69
Receivables from customers and other	30	26

Clearing broker assets	$309	$267

Payables to customers	$191	$161
Securities loaned	47	21
Customer securities sold short, not yet purchased	3	3
Payable to brokers and dealers	69	63

Clearing broker liabilities	$310	$248

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

4. Debt and derivatives:

On March 27, 2009, SunGard entered into a syndicated receivables facility with an initial maximum commitment of $250 million. The facility was fully drawn at March 31, 2009, with approximately $107 million available on a revolving basis and the balance as a term loan. The Receivables Facility has a term of three years. Each of the term loan portion and the revolving portion of the receivables facility may be repaid at any time at the Company’s option and is therefore accounted for as an on-balance sheet secured borrowing. At March 31, 2009, $704 million of accounts receivable secure the borrowings under the receivables facility.

Subject to obtaining the commitment of additional lenders, and the satisfaction of other customary conditions, the receivables facility may be increased up to a maximum amount of $500 million.

Under the receivables facility, SunGard is generally required to pay interest on the amount of each advance at the one month LIBOR rate (with a floor of 3%) plus 4.50% per annum. The facility is subject to a fee on the unused portion of 1.00% per annum. The receivables facility contains certain standard covenants, and the Company is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

In May 2009, the Company increased the size of its receivables facility by $66.5 million.

Derivatives

In early 2009, the Company entered into three-year interest rate swaps that expire in February 2012 for an aggregate notional amount of $1.2 billion under which SunGard pays a stream of fixed interest payments (at 1.78%) for the term of the swap, and in turn, receives variable interest payments based on LIBOR.

The Company uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facilities. Each of these swap agreements is designated as a cash flow hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. The net receipt or payment from the interest rate swap agreements is included in interest expense. The Company does not enter into interest rate swaps for speculative or trading purposes. A summary of the Company’s interest rate swaps follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received
February 2006	February 2011	$800	5.00%	LIBOR
January 2008	February 2011	$750	3.17%	LIBOR
February 2008	February 2010	$750	2.71%	LIBOR
January/February 2009	February 2012	$1,200	1.78%	LIBOR

Total / Weighted Average interest rate		$3,500	3.01%

Below are the fair values of interest rate swaps as of December 31, 2008 and March 31, 2009 (in millions):

	Balance Sheet Location	Fair Value
		December 31, 2008	March 31, 2009
Interest rate contracts designated as cash flow hedging instruments	Other accrued expenses	$98	$103

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three months ended March 31, 2008 and 2009 (in millions):

	Three months ended March 31,		Financial Statement Classification
	2008	2009
Gain (loss) recognized in Other Comprehensive Income (OCI) (loss) (effective portion)	$(30)	$(4)	OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(3)	(15)	Interest expense and amortization of deferred financing costs

The Company has no ineffectiveness related to its swap agreements.

5. Fair Value Measurements:

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

The fair value hierarchy, as defined by SFAS 157, is as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Clearing broker assets - securities owned	$34	$—	$—	$34

Liabilities
Clearing broker liabilities - customer securities sold short, not yet purchased	$3	$—	$—	$3
Interest rate swap agreements	—	103	—	103

	$3	$103	$—	$106

Clearing broker assets and liabilities – securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using applicable market swap rates and assumptions and are compared to market valuations obtained from brokers. During the three months ended March 31, 2009, the fair value of retained interest in accounts receivable sold (a Level 3 measurement) decreased to zero due to the termination of the Company’s off-balance sheet accounts receivable securitization program from $285 million at December 31, 2008 resulting from purchases, issuances and settlements. Retained interest in accounts receivable sold was calculated using a discounted cash flow model using an applicable market interest rate and assumptions based upon collection period.

6. Comprehensive Income (Loss):

Comprehensive loss consists of net loss adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net loss. The calculation of comprehensive loss follows (in millions):

	Three Months Ended March 31,
	2008	2009
Net loss	$(22)	$(34)
Foreign currency translation gains (losses)	20	(87)
Unrealized loss on derivative instruments	(30)	(4)

Comprehensive loss	$(32)	$(125)

7. Segment Information:

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

	Three Months Ended March 31,
	2008	2009
Revenue:
Financial systems	$687	$742
Higher education	126	132
Public sector	101	91

Software & processing solutions	914	965
Availability services	388	370

	$1,302	$1,335

Depreciation and amortization:
Financial systems	$16	$19
Higher education	2	3
Public sector	2	2

Software & processing solutions	20	24
Availability services	47	45
Corporate administration	—	—

	$67	$69

Income (loss) from operations:
Financial systems	$121	$119
Higher education	24	27
Public sector	18	17

Software & processing solutions	163	163
Availability services	101	89
Corporate and other items (1)	(140)	(152)

	$124	$100

Cash paid for property and equipment and software:
Financial systems	$15	$26
Higher education	11	2
Public sector	2	2

Software & processing solutions	28	30
Availability services	56	49
Corporate administration	—	—

	$84	$79

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $112 million and $124 million for the three month periods ended March 31, 2008 and 2009, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended March 31,
	2008	2009
Amortization of acquisition-related intangible assets:
Financial systems	$60	$66
Higher education	9	8
Public sector	11	8

Software & processing solutions	80	82
Availability services	31	41
Corporate administration	1	1

	$112	$124

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended March 31,
	2008	2009
Trading Systems	$164	$220
Wealth Management	138	104
Brokerage & Clearance	70	71
Capital Markets	81	62
Global Trading	—	57
Institutional Asset Management	55	50
Corporations	38	44
Banks	36	32
All other	105	102

Total Financial Systems	$687	$742

8. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 million and $5 million of management fees in sales, marketing and administration expenses during the three months ended March 31, 2008 and 2009, respectively. At December 31, 2008 and March 31, 2009, $10 million and $5 million, respectively, was included in other accrued expenses.

9. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies guarantee the senior notes and senior subordinated notes (“Non- Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities.

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2008 and March 31, 2009, and for the three months ended March 31, 2008 and 2009 to arrive at the information for SunGard on a consolidated basis.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$511	$16	$448	$—	$975
Intercompany balances	(5,192)	5,268	(76)	—	—
Trade receivables, net	(1)	406	377	—	782
Prepaid expenses, taxes and other current assets	1,680	75	660	(1,677)	738

Total current assets	(3,002)	5,765	1,409	(1,677)	2,495
Property and equipment, net	1	619	278	—	898
Intangible assets, net	178	4,106	773	—	5,057
Intercompany balances	967	(720)	(247)	—	—
Goodwill	—	6,146	1,182	—	7,328
Investment in subsidiaries	13,686	2,298	—	(15,984)	—

Total Assets	$11,830	$18,214	$3,395	$(17,661)	$15,778

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$295	$9	$18	$—	$322
Accounts payable and other current liabilities	319	2,611	995	(1,677)	2,248

Total current liabilities	614	2,620	1,013	(1,677)	2,570
Long-term debt	8,227	9	317	—	8,553
Intercompany debt	(8)	416	(162)	(246)	—
Deferred income taxes	(66)	1,483	175	—	1,592

Total liabilities	8,767	4,528	1,343	(1,923)	12,715

Total stockholder’s equity	3,063	13,686	2,052	(15,738)	3,063

Total Liabilities and Stockholder’s Equity	$11,830	$18,214	$3,395	$(17,661)	$15,778

(in millions)	Supplemental Condensed Consolidating Balance Sheet March 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$20	$21	$450	$—	$491
Intercompany balances	(5,784)	4,983	801	—	—
Trade receivables, net	(6)	732	349	—	1,075
Prepaid expenses, taxes and other current assets	1,845	82	360	(1,842)	445

Total current assets	(3,925)	5,818	1,960	(1,842)	2,011
Property and equipment, net	1	614	272	—	887
Intangible assets, net	155	4,033	720	—	4,908
Intercompany balances	971	(720)	(251)	—	—
Goodwill	—	6,138	1,129	—	7,267
Investment in subsidiaries	13,995	2,500	—	(16,495)	—

Total Assets	$11,197	$18,383	$3,830	$(18,337)	$15,073

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$9	$10	$—	$64
Accounts payable and other current liabilities	245	2,683	941	(1,842)	2,027

Total current liabilities	290	2,692	951	(1,842)	2,091
Long-term debt	7,942	8	545	—	8,495
Intercompany debt	96	233	(172)	(157)	—
Deferred income taxes	(67)	1,455	163	—	1,551

Total liabilities	8,261	4,388	1,487	(1,999)	12,137

Total stockholder’s equity	2,936	13,995	2,343	(16,338)	2,936

Total Liabilities and Stockholder’s Equity	$11,197	$18,383	$3,830	$(18,337)	$15,073

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$888	$468	$(54)	$1,302

Costs and expenses:
Cost of sales and direct operating	—	419	278	(54)	643
Sales, marketing and administration	24	154	99	—	277
Product development	—	46	33	—	79
Depreciation and amortization	—	49	18	—	67
Amortization of acquisition-related intangible assets	1	92	19	—	112

	25	760	447	(54)	1,178

Income (loss) from operations	(25)	128	21	—	124
Net interest income (expense)	(144)	(15)	16	—	(143)
Other income (expense)	86	13	(20)	(100)	(21)

Income (loss) before income taxes	(83)	126	17	(100)	(40)
Benefit (provision) for income taxes	61	(39)	(4)	—	18

Net income (loss)	$(22)	$87	$13	$(100)	$(22)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$834	$522	$(21)	$1,335

Costs and expenses:
Cost of sales and direct operating	—	372	340	(21)	691
Sales, marketing and administration	23	154	99	—	276
Product development	—	45	30	—	75
Depreciation and amortization	—	52	17	—	69
Amortization of acquisition-related intangible assets	1	100	23	—	124

	24	723	509	(21)	1,235

Income (loss) from operations	(24)	111	13	—	100
Net interest income (expense)	(143)	(11)	4	—	(150)
Other income (expense)	75	17	6	(91)	7

Income (loss) before income taxes	(92)	117	23	(91)	(43)
Benefit (provision) for income taxes	58	(42)	(7)	—	9

Net income (loss)	$(34)	$75	$16	$(91)	$(34)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(22)	$87	$13	$(100)	$(22)
Non cash adjustments	(71)	100	52	100	181
Changes in operating assets and liabilities	(174)	135	(92)		(131)

Cash flow provided by (used in) operations	(267)	322	(27)	—	28

Investment Activities
Intercompany transactions	137	(219)	82	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(64)	—	—	(64)
Cash paid for property and equipment and software	—	(63)	(21)	—	(84)
Other investing activities	—	—	—	—	—

Cash provided by (used in) investment activities	137	(346)	61	—	(148)

Financing Activities
Net borrowings (repayments) of long-term debt	135	4	(18)	—	121
Other financing activities	(10)	—	—	—	(10)

Cash provided by (used in) financing activities	125	4	(18)	—	111

Effect of exchange rate changes on cash	—	—	9	—	9

Increase (decrease) in cash and cash equivalents	(5)	(20)	25	—	—
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$34	$(18)	$411	$—	$427

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(34)	$75	$16	$(91)	$(34)
Non cash adjustments	(56)	112	30	91	177
Changes in operating assets and liabilities	(226)	(336)	347	—	(215)

Cash flow provided by (used in) operations	(316)	(149)	393	—	(72)

Investment Activities
Intercompany transactions	375	223	(598)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(6)	—	—	(6)
Cash paid for property and equipment and software	—	(61)	(18)	—	(79)
Other investing activities	(3)	—	(2)	—	(5)

Cash provided by (used in) investment activities	372	156	(618)	—	(90)

Financing Activities
Net borrowings (repayments) of long-term debt	(546)	(2)	233	—	(315)
Other financing activities	(1)	—	—	—	(1)

Cash provided by (used in) financing activities	(547)	(2)	233	—	(316)

Effect of exchange rate changes on cash	—	—	(6)	—	(6)

Increase (decrease) in cash and cash equivalents	(491)	5	2	—	(484)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$20	$21	$450	$—	$491

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and presume that readers have read or have access to the discussion and analysis in our Annual Report. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

Results of Operations:

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009		Percent Increase (Decrease) 2009 vs. 2008

(in millions)		percent of revenue		percent of revenue
Revenue
Financial systems (FS)	$687	53%	$742	56%	8%
Higher education (HE)	126	10%	132	10%	5%
Public sector (PS)	101	8%	91	7%	(10)%

Software & processing solutions	914	70%	965	72%	6%
Availability services (AS)	388	30%	370	28%	(5)%

	$1,302	100%	$1,335	100%	3%

Costs and Expenses
Cost of sales and direct operating	$643	49%	$691	52%	7%
Sales, marketing and administration	277	21%	276	21%	—%
Product development	79	6%	75	6%	(5)%
Depreciation and amortization	67	5%	69	5%	3%
Amortization of acquisition- related intangible assets	112	9%	124	9%	11%

	$1,178	90%	$1,235	93%	5%

Income from Operations
Financial systems (1)	$121	18%	$119	16%	(2)%
Higher education (1)	24	19%	27	20%	13%
Public sector (1)	18	18%	17	19%	(6)%

Software & processing solutions (1)	163	18%	163	17%	—%
Availability services (1)	101	26%	89	24%	(12)%
Corporate administration	(12)	(1)%	(13)	(1)%	8%

Adjusted Income from Operations (2)	252	19%	239	18%	(5)%
Amortization of acquisition- related intangible assets	(112)	(9)%	(124)	(9)%	11%
Stock compensation expense	(7)	(1)%	(7)	(1)%	—%
Other items (3)	(9)	(1)%	(8)	(1)%	(11)%

	$124	10%	$100	7%	(19)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, software and processing solutions, and AS, respectively.

(2)	We evaluate the performance of our segments based on adjusted income from operations, which is income from operations before amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 7 of Notes to the Consolidated Financial Statements).

(3)	Other items include certain purchase accounting adjustments and management fees paid to the Sponsors, partially offset by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009		Percent Increase (Decrease) 2009 vs. 2008

(in millions)		percent of revenue		percent of revenue
Financial Systems
Services	$615	47%	$698	52%	13%
License and resale fees	34	3%	26	2%	(24)%

Total products and services	649	50%	724	54%	12%
Reimbursed expenses	38	3%	18	1%	(53)%

	$687	53%	$742	56%	8%

Higher Education
Services	$110	8%	$114	9%	4%
License and resale fees	14	1%	16	1%	14%

Total products and services	124	10%	130	10%	5%
Reimbursed expenses	2	—%	2	—%	—%

	$126	10%	$132	10%	5%

Public Sector
Services	$89	7%	$69	5%	(22)%
License and resale fees	11	1%	21	2%	91%

Total products and services	100	8%	90	7%	(10)%
Reimbursed expenses	1	—%	1	—%	—%

	$101	8%	$91	7%	(10)%

Software & Processing Solutions
Services	$814	63%	$881	66%	8%
License and resale fees	59	5%	63	5%	7%

Total products and services	873	67%	944	71%	8%
Reimbursed expenses	41	3%	21	2%	(49)%

	$914	70%	$965	72%	6%

Availability Services
Services	$384	29%	$366	27%	(5)%
License and resale fees	—	—%	1	—%	—%

Total products and services	384	29%	367	27%	(4)%
Reimbursed expenses	4	—%	3	—%	(25)%

	$388	30%	$370	28%	(5)%

Total Revenue
Services	$1,198	92%	$1,247	93%	4%
License and resale fees	59	5%	64	5%	8%

Total products and services	1,257	97%	1,311	98%	4%
Reimbursed expenses	45	3%	24	2%	(47)%

	$1,302	100%	$1,335	100%	3%

Income from Operations:

Our total operating margin was 7% for the three months ended March 31, 2009, compared to 10% for the three months ended March 31, 2008 primarily due to the decline in operating margins at AS and FS.

Financial Systems:

The FS operating margin was 16% and 18% for the three months ended March 31, 2009 and 2008, respectively. The operating margin decline is primarily related to a $9 million decrease in software license fees, the impact of the increase in revenue at one of our trading systems businesses which has an inherently lower margin and by the impact of recently acquired businesses which tend to have lower operating margins at the outset and improve over a number of years.

Higher Education:

The HE operating margin was 20% and 19% for the three months ended March 31, 2009 and 2008, respectively. The operating margin increase is due primarily to a $1 million increase in software license fees.

Public Sector:

The PS operating margin was 19% and 18% for the three months ended March 31, 2009 and 2008, respectively, due primarily to improvement in the U.K. business, with the impact of foreign exchange movements in revenue and expenses largely offsetting each other in our U.K.-based business.

Availability Services:

The AS operating margin was 24% and 26% for the three months ended March 31, 2009 and 2008, respectively. The operating margin decline and the decrease of $12 million are primarily due to currency movements and facility expansions in Europe and North America, which increased the fixed cost base in advance of anticipated revenue growth.

Revenue:

Total revenue increased $33 million or 2.5% for the three months ended March 31, 2009 compared to the first quarter of 2008. On a constant currency basis, organic revenue growth was 2% in the first quarter of 2009 compared to the prior year period. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. Including the impact of foreign exchange movements, most notably the strengthening of the U.S. dollar, organic revenue declined 3% in the quarter compared to the first quarter of 2008, primarily because of a decline in professional services revenue across all of our segments except AS. Approximately 5% of organic revenue growth in the quarter was attributed to one of our broker/dealer businesses.

Financial Systems:

FS revenue increased $55 million or 8% in the first quarter of 2009 from the prior year period. On a constant currency basis, organic revenue grew 4% in the quarter. Including the impact of foreign exchange movements, organic revenue grew just under 1% in the quarter compared to the first quarter of 2008. Approximately 9% of organic revenue growth was attributed to one of our broker/dealer businesses. The broker/dealer revenue has remained uncharacteristically high and is a function of market volatility and customer mix; while this revenue increased year over year, it declined sequentially from the fourth quarter of 2008. We expect this revenue to decline further but are unable to predict the timing. Professional services revenue decreased $35 million or 22%. Revenue from license and resale fees included software license revenue of $21 million and $30 million in the three months ended March 31, 2009 and 2008, respectively.

Higher Education:

HE revenue increased $6 million or 5% for the three months ended March 31, 2009 compared to the corresponding period in 2008 due entirely to organic revenue growth. HE services revenue increased $4 million, primarily due to revenue associated with a customer conference held in the first quarter of 2009 that was held in the second quarter of 2008 partly offset by a decrease in professional services. Revenue from license and resale fees included software license revenue of $5 million in the three months ended March 31, 2009, an increase of $1 million from the prior year period.

Public Sector:

PS revenue decreased $10 million or 10% for the three months ended March 31, 2009 compared to the corresponding period in 2008, all of which was organic. On a constant currency basis, organic revenue increased 2%. Revenue from license and resale fees included software license revenue of $5 million in both the three months ended March 31, 2009 and 2008.

Availability Services:

AS revenue decreased $18 million or 5% in 2009. On a constant currency basis, organic revenue grew 1% in the quarter. Including the impact of foreign exchange movements, organic revenue declined 7%. In North America, revenue grew 1.5% overall, but decreased 1% organically where decreases in basic and advanced recovery services exceeded growth in managed services. Revenue in Europe decreased 22.5%, but grew 7% on a constant currency basis.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 52% and 49% in the three-month periods ended March 31, 2009 and 2008, respectively, largely the result of the higher volumes of the broker/dealer business previously mentioned. Also impacting the period were increased costs from acquired businesses, net of a business sold in 2008.

Sales, marketing and administration expenses as a percentage of total revenue was 21% in each of the three-month periods ended March 31, 2009 and 2008. Organic decreases in sales, marketing and administration expenses, most notably decreases in FS and PS employment-related expenses, were mostly offset by increases from acquired businesses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended March 31, 2009 and 2008, product development costs were 8% and 9% of revenue from software and processing solutions, respectively.

Depreciation and amortization as a percentage of total revenue was 5% in each of the three-month periods ended March 31, 2009 and 2008. The $2 million increase in 2009 was due primarily to capital expenditures supporting FS from the FS businesses acquired in 2008.

Amortization of acquisition-related intangible assets as a percentage of total revenue was 9% in each of the three-month periods ended March 31, 2009 and 2008. The $12 million increase in 2009 was due to shortening the remaining useful lives of certain intangible assets to reflect revisions to estimated customer attrition rates as well as acquisitions made in 2008.

Interest expense was $151 million and $148 million for the three months ended March 31, 2009 and 2008, respectively. The increase in interest expense was due primarily to increased borrowings from the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan and additional borrowings under our revolving credit facility, partially offset by interest rate decreases.

Other income was $7 million for the three months ended March 31, 2009 compared to other expense of $21 million for the three months ended March 31, 2008. The change is primarily attributable to $7 million of foreign currency translation gains primarily related to our Euro denominated term loan in the three months ended March 31, 2009 compared to $16 million of translation losses in the same period in 2008.

The effective income tax rates in the three months ended March 31, 2009 and 2008 were 21% and 45%, respectively. The rate in the first quarter of 2009 reflects limitations on our ability to utilize certain foreign tax credits.

Liquidity and Capital Resources:

At March 31, 2009, cash and equivalents were $491 million, a decrease of $484 million from December 31, 2008. Cash flow used in operations was $72 million in the three months ended March 31, 2009 compared to cash flow provided by operations of $28 million in the three months ended March 31, 2008. The decrease in cash flow from operations is due primarily to an $84 million increase in working capital requirements related to lower deferred revenue balances and higher requirements for the clearing broker/dealer.

Net cash used in investing activities was $90 million in the three months ended March 31, 2009, comprised of cash paid for property and equipment and other assets, one business acquired in our PS segment and payment of a contingent purchase obligation.

Net cash used in financing activities was $316 million for the three months ended March 31, 2009, primarily related to repayment at maturity of the $250 million senior notes, repayment of $275 million of borrowings under the revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees). At

March 31, 2009, there was $225 million outstanding under our revolving credit facility and $250 million outstanding under the receivables facility. During the three months ended March 31, 2009, we entered into interest rate swap agreements, with an aggregate notional amount of $1.2 billion, which expire in February 2012 under which we pay fixed interest payments (at 1.78%) for the term of the swaps and, in turn, receive variable interest payments based on LIBOR.

At March 31, 2009, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $54 million, of which $4 million could be due in the next 12 months. Of this amount, we currently expect to pay approximately $1 million. We also have outstanding letters of credit and bid bonds that total approximately $27 million.

At March 31, 2009, we have outstanding $8.56 billion in aggregate indebtedness, with additional borrowing capacity of $755 million under our revolving credit facility (after giving effect to outstanding letters of credit). In May 2009, we increased the size of our receivables facility by $66.5 million.

We expect our cash flows from operations, combined with availability under our revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

Covenant Compliance

Adjusted EBITDA is used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2013 and 2015, senior subordinated notes due 2015, our senior secured credit facilities and our receivables facility. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under these debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA is calculated as follows (in millions):

			Last Twelve Months March 31, 2009
	Three Months Ended March 31,
	2008	2009
Net income (loss)	$(22)	$(34)	$(254)
Interest expense, net	143	150	588
Taxes	(18)	(9)	47
Depreciation and amortization	179	193	807
Goodwill impairment charge	—	—	128

EBITDA	282	300	1,316
Purchase accounting adjustments (a)	11	5	34
Non-cash charges (b)	6	9	38
Unusual or non-recurring charges (c)	1	4	71
Acquired EBITDA, net of disposed EBITDA (d)	(2)	—	38
Pro forma expense savings related to acquisitions (e)	—	1	14
Other (f)	20	1	55

Adjusted EBITDA - senior secured credit facilities	318	320	1,566
Loss on sale of receivables (g)	4	—	21

Adjusted EBITDA - senior notes due 2013 and 2015 and senior subordinated notes due 2015	$322	$320	$1,587

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation accounted for under SFAS 123R and loss on the sale of assets.

(c)	Unusual or non-recurring charges include debt refinancing costs, severance and related payroll taxes, and certain other expenses associated with acquisitions made by the Company.

(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(f)	Other includes gains or losses related to fluctuation of foreign currency exchange rates, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by interest charges relating to the off-balance sheet accounts receivable securitization facility.

(g)	The loss on sale of receivables under the off-balance sheet accounts receivable securitization facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and 2015 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the twelve months ended March 31, 2009 are as follows:

	Covenant Requirements		Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.65	x	2.67	x
Maximum total debt to Adjusted EBITDA	6.75	x	5.04	x
Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00	x	2.69	x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.65x for the four-quarter period ended December 31, 2008 and increasing over time to 1.70x by the end of 2009, to 1.80x by the end of 2010 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with our receivables facility. Beginning with the four-quarter period ending December 31, 2008, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.75x and decreasing over time to 6.25x by the end of 2009, to 5.50x by the end of 2010 and to 4.0x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of March 31, 2009, we had $4.72 billion outstanding under our term loan facilities and available commitments of $755 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with our receivables facility.

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

At March 31, 2009, we had total debt of $8.56 billion, including $5.20 billion of variable rate debt. We have entered into interest rate swap agreements which fixed the interest rates for $3.5 billion of our variable rate debt. Swap agreements with a notional value of $800 million effectively fix our interest rates at 5.00% and expire in February 2011. Swap agreements expiring in February 2010 and 2011 each have a notional value of $750 million and, effectively, fix our interest rates at 2.71% and 3.17%, respectively. Swap agreements expiring in February 2012 have a notional value of $1.2 billion and effectively fix our interest rates at 1.78%. Our remaining variable rate debt of $1.70 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $17 million per year. Upon the expiration of each interest rate swap agreement in February 2010, February 2011 and February 2012, a 1% change in interest rates would result in a change in interest of approximately $25 million, $40 million and $52 million per year, respectively.

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

Part II Other Information:

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors: There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to Vote of Security Holders: Not applicable.

Item 5.	Other Information:

(a) None.

(b) None.

Item 6.	Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: May 14, 2009	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002