Form 10-Q
period 2009-06-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2009-08-13
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file numbers:

SunGard Capital Corp.	000-53653
SunGard Capital Corp. II	000-53654
SunGard Data Systems Inc.	1-12989

SunGard® Capital Corp.

SunGard® Capital Corp. II

SunGard® Data Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3059890
Delaware	20-3060101
Delaware	51-0267091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

680 East Swedesford Road, Wayne, Pennsylvania 19087

(Address of principal executive offices, including zip code)

484-582-2000

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

SunGard Capital Corp.	Yes ☐ No ☐
SunGard Capital Corp. II	Yes ☐ No ☐
SunGard Data Systems Inc.	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp.II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2009:

SunGard Capital Corp.	254,455,149 shares of Class A common stock and 28,278,345 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock (100% owned by SunGard Capital Corp.)
SunGard Data Systems Inc.	100 shares of common stock

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Explanatory Note

This Form 10-Q is a combined quarterly report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCC II are collectively referred to as the “Parent Companies”. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ITEM 1.	FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(unaudited)

(in millions except share and per-share amounts)	December 31, 2008	June 30, 2009
Assets
Current:
Cash and cash equivalents	$975	$508
Trade receivables, less allowance for doubtful accounts of $15 and $69	701	860
Earned but unbilled receivables	81	196
Prepaid expenses and other current assets	122	175
Clearing broker assets	309	341
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	14

Total current assets	2,495	2,094
Property and equipment, less accumulated depreciation of $689 and $828	898	920
Software products, less accumulated amortization of $793 and $945	1,159	1,163
Customer base, less accumulated amortization of $668 and $805	2,616	2,454
Other tangible and intangible assets, less accumulated amortization of $29 and $25	207	219
Trade name	1,075	1,084
Goodwill	7,328	7,366

Total Assets	$15,778	$15,300

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$322	$69
Accounts payable	87	80
Accrued compensation and benefits	314	235
Accrued interest expense	159	142
Other accrued expenses	409	372
Clearing broker liabilities	310	339
Deferred revenue	977	989

Total current liabilities	2,578	2,226
Long-term debt	8,553	8,417
Deferred income taxes	1,595	1,561

Total liabilities	12,726	12,204

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII (held by management subject to a put option for death or disability)	60	47
Class L common stock held by management subject to a put option for death or disability	111	84
Class A common stock held by management subject to a put option for death or disability	12	10
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $3,612 million and $3,867 million; 50,000,000 shares authorized, 28,472,965 and 28,488,849 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 256,260,680 and 256,403,675 shares issued	—	—
Capital in excess of par value	2,613	2,661
Treasury stock, 208,071 and 216,088 shares of Class L common stock; and 1,873,932 and 1,948,526 shares of Class A common stock	(24)	(24)
Accumulated deficit	(912)	(1,039)
Accumulated other comprehensive loss	(219)	(147)

Total SunGard Capital Corp. stockholders’ equity	1,458	1,451

Noncontrolling interest in preferred stock of SCCII	1,411	1,504

Total stockholders’ equity	2,869	2,955

Total Liabilities and Stockholders’ Equity	$15,778	$15,300

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
Services	$1,214	$1,242	$2,412	$2,489
License and resale fees	98	79	157	143

Total products and services	1,312	1,321	2,569	2,632
Reimbursed expenses	45	48	90	72

	1,357	1,369	2,659	2,704

Costs and expenses:
Cost of sales and direct operating	653	705	1,296	1,396
Sales, marketing and administration	293	254	570	530
Product development	78	73	157	148
Depreciation and amortization	70	72	137	141
Amortization of acquisition-related intangible assets	118	130	230	254
Merger costs	—	1	—	1

	1,212	1,235	2,390	2,470

Income from operations	145	134	269	234
Interest income	4	—	9	1
Interest expense and amortization of deferred financing fees	(143)	(155)	(291)	(306)
Other income (expense)	(4)	14	(25)	21

Income (loss) before income taxes	2	(7)	(38)	(50)
Benefit from income taxes	—	—	18	9

Net income (loss)	2	(7)	(20)	(41)
Less: Net loss attributable to the noncontrolling interest	(39)	(44)	(78)	(86)

Net loss attributable to SunGard Capital Corp	$(37)	$(51)	$(98)	$(127)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flow from operations:
Net loss	$(20)	$(41)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	367	395
Deferred income tax benefit	(60)	(51)
Stock compensation expense	14	14
Amortization of deferred financing costs and debt discount	18	20
Other noncash items	14	(21)
Accounts receivable and other current assets	(59)	(17)
Accounts payable and accrued expenses	(94)	(141)
Clearing broker assets and liabilities, net	28	(3)
Deferred revenue	39	8

Cash flow provided by operations	247	163

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(161)	(12)
Cash paid for property and equipment and software	(189)	(167)
Other investing activities	(16)	3

Cash used in investment activities	(366)	(176)

Financing activities:
Cash received from issuance of common stock	2	—
Cash received from issuance of preferred stock	1	—
Cash received from borrowings, net of fees	189	268
Cash used to repay debt	(44)	(724)
Cash used to purchase treasury stock	(11)	(1)
Other financing activities	(5)	(2)

Cash provided by (used in) financing activities	132	(459)

Effect of exchange rate changes on cash	8	5

Increase (decrease) in cash and cash equivalents	21	(467)
Beginning cash and cash equivalents	427	975

Ending cash and cash equivalents	$448	$508

Supplemental information:
Acquired businesses:
Property and equipment	$2	$—
Software products	68	8
Customer base	60	4
Goodwill	106	4
Other tangible and intangible assets	1	—
Deferred income taxes	(27)	(1)
Purchase price obligations and debt assumed	(14)	(1)
Net current liabilities assumed	(35)	(2)

Cash paid for acquired businesses, net of cash acquired of $20 and $1, respectively	$161	$12

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(unaudited)

(in millions except share and per-share amounts)	December 31, 2008	June 30, 2009
Assets
Current:
Cash and cash equivalents	$975	$508
Trade receivables, less allowance for doubtful accounts of $15 and $69	701	860
Earned but unbilled receivables	81	196
Prepaid expenses and other current assets	122	175
Clearing broker assets	309	341
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	14

Total current assets	2,495	2,094
Property and equipment, less accumulated depreciation of $689 and $828	898	920
Software products, less accumulated amortization of $793 and $945	1,159	1,163
Customer base, less accumulated amortization of $668 and $805	2,616	2,454
Other tangible and intangible assets, less accumulated amortization of $29 and $25	207	219
Trade name .	1,075	1,084
Goodwill	7,328	7,366

Total Assets	$15,778	$15,300

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$322	$69
Accounts payable	87	80
Accrued compensation and benefits	314	235
Accrued interest expense	159	142
Other accrued expenses	399	372
Clearing broker liabilities	310	339
Deferred revenue	977	989

Total current liabilities	2,568	2,226
Long-term debt	8,553	8,417
Deferred income taxes	1,595	1,561

Total liabilities	12,716	12,204

Commitments and contingencies
Preferred stock held by management subject to a put option for death or disability	51	37
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,444 million and $1,531 million; 14,999,000 shares authorized, 9,856,052 and 9,861,552 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,687	3,704
Treasury stock, 72,039 and 74,815 shares	(8)	(8)
Accumulated deficit	(449)	(490)
Accumulated other comprehensive loss	(219)	(147)

Total stockholders’ equity	3,011	3,059

Total Liabilities and Stockholders’ Equity	$15,778	$15,300

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
Services	$1,214	$1,242	$2,412	$2,489
License and resale fees	98	79	157	143

Total products and services	1,312	1,321	2,569	2,632
Reimbursed expenses	45	48	90	72

	1,357	1,369	2,659	2,704

Costs and expenses:
Cost of sales and direct operating	653	705	1,296	1,396
Sales, marketing and administration	293	254	570	530
Product development	78	73	157	148
Depreciation and amortization	70	72	137	141
Amortization of acquisition-related intangible assets	118	130	230	254
Merger costs	—	1	—	1

	1,212	1,235	2,390	2,470

Income from operations	145	134	269	234
Interest income	4	—	9	1
Interest expense and amortization of deferred financing fees	(143)	(155)	(291)	(306)
Other income (expense)	(4)	14	(25)	21

Income (loss) before income taxes	2	(7)	(38)	(50)
Benefit from income taxes	—	—	18	9

Net income (loss)	$2	$(7)	$(20)	$(41)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flow from operations:
Net loss	$(20)	$(41)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	367	395
Deferred income tax benefit	(60)	(51)
Stock compensation expense	14	14
Amortization of deferred financing costs and debt discount	18	20
Other noncash items	14	(21)
Accounts receivable and other current assets	(61)	(17)
Accounts payable and accrued expenses	(92)	(141)
Clearing broker assets and liabilities, net	28	(3)
Deferred revenue	39	8

Cash flow provided by operations	247	163

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(161)	(12)
Cash paid for property and equipment and software	(189)	(167)
Other investing activities	(16)	3

Cash used in investment activities	(366)	(176)

Financing activities:
Cash received from issuance of preferred stock	1	—
Cash received from borrowings, net of fees	189	268
Cash used to repay debt	(44)	(724)
Cash used to purchase treasury stock	(3)	—
Other financing activities	(11)	(3)

Cash provided by (used in) financing activities	132	(459)

Effect of exchange rate changes on cash	8	5

Increase (decrease) in cash and cash equivalents	21	(467)
Beginning cash and cash equivalents	427	975

Ending cash and cash equivalents	$448	$508

Supplemental information:
Acquired businesses:
Property and equipment	$2	$—
Software products	68	8
Customer base	60	4
Goodwill	106	4
Other tangible and intangible assets	1	—
Deferred income taxes	(27)	(1)
Purchase price obligations and debt assumed	(14)	(1)
Net current liabilities assumed	(35)	(2)

Cash paid for acquired businesses, net of cash acquired of $20 and $1, respectively	$161	$12

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(unaudited)

(in millions except share and per-share amounts)	December 31, 2008	June 30, 2009
Assets
Current:
Cash and cash equivalents	$975	$508
Trade receivables, less allowance for doubtful accounts of $15 and $69	701	860
Earned but unbilled receivables	81	196
Prepaid expenses and other current assets	122	175
Clearing broker assets	309	341
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	14

Total current assets	2,495	2,094
Property and equipment, less accumulated depreciation of $689 and $828	898	920
Software products, less accumulated amortization of $793 and $945	1,159	1,163
Customer base, less accumulated amortization of $668 and $805	2,616	2,454
Other tangible and intangible assets, less accumulated amortization of $29 and $25	207	219
Trade name	1,075	1,084
Goodwill	7,328	7,366

Total Assets	$15,778	$15,300

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$322	$69
Accounts payable	87	80
Accrued compensation and benefits	314	235
Accrued interest expense	159	142
Other accrued expenses	401	373
Clearing broker liabilities	310	339
Deferred revenue	977	989

Total current liabilities	2,570	2,227
Long-term debt	8,553	8,417
Deferred income taxes	1,592	1,558

Total liabilities	12,715	12,202

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,731	3,735
Accumulated deficit	(449)	(490)
Accumulated other comprehensive loss	(219)	(147)

Total stockholder’s equity	3,063	3,098

Total Liabilities and Stockholder’s Equity	$15,778	$15,300

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
Services	$1,214	$1,242	$2,412	$2,489
License and resale fees	98	79	157	143

Total products and services	1,312	1,321	2,569	2,632
Reimbursed expenses	45	48	90	72

	1,357	1,369	2,659	2,704

Costs and expenses:
Cost of sales and direct operating	653	705	1,296	1,396
Sales, marketing and administration	293	254	570	530
Product development	78	73	157	148
Depreciation and amortization	70	72	137	141
Amortization of acquisition-related intangible assets	118	130	230	254
Merger costs	—	1	—	1

	1,212	1,235	2,390	2,470

Income from operations	145	134	269	234
Interest income	4	—	9	1
Interest expense and amortization of deferred financing fees	(143)	(155)	(291)	(306)
Other income (expense)	(4)	14	(25)	21

Income (loss) before income taxes	2	(7)	(38)	(50)
Benefit from income taxes	—	—	18	9

Net income (loss)	$2	$(7)	$(20)	$(41)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flow from operations:
Net loss	$(20)	$(41)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	367	395
Deferred income tax benefit	(60)	(52)
Stock compensation expense	14	14
Amortization of deferred financing costs and debt discount	18	20
Other noncash items	14	(21)
Accounts receivable and other current assets	(61)	(17)
Accounts payable and accrued expenses	(92)	(140)
Clearing broker assets and liabilities, net	28	(3)
Deferred revenue	39	8

Cash flow provided by operations	247	163

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(161)	(12)
Cash paid for property and equipment and software	(189)	(167)
Other investing activities	(16)	3

Cash used in investment activities	(366)	(176)

Financing activities:
Cash received from borrowings, net of fees	189	268
Cash used to repay debt	(44)	(724)
Other financing activities	(13)	(3)

Cash provided by (used in) financing activities	132	(459)

Effect of exchange rate changes on cash	8	5

Increase (decrease) in cash and cash equivalents	21	(467)
Beginning cash and cash equivalents	427	975

Ending cash and cash equivalents	$448	$508

Supplemental information:
Acquired businesses:
Property and equipment	$2	$—
Software products	68	8
Customer base	60	4
Goodwill	106	4
Other tangible and intangible assets	1	—
Deferred income taxes	(27)	(1)
Purchase price obligations and debt assumed	(14)	(1)
Net current liabilities assumed	(35)	(2)

Cash paid for acquired businesses, net of cash acquired of $20 and $1, respectively	$161	$12

The accompanying notes are an integral part of these consolidated financial statements.

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

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

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). All of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.” SCC, SCCII and SunGard are separate reporting companies and, together with their direct and indirect subsidiaries, are collectively referred to as the “Company”. These notes to consolidated financial statements apply to SCC, SCCII and SunGard unless otherwise noted.

The Company has four reportable segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). The Company’s Software & Processing Solutions business is comprised of the FS, HE and PS segments. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Form 10-12G/A for SCC and SCCII and SunGard’s Annual Report on Form 10-K for the year ended December 31, 2008. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Subsequent events have been evaluated through August 11, 2009.

2. Goodwill:

The following table summarizes changes in goodwill by segment (in millions):

	FS	HE	PS	AS	Total
Balance at December 31, 2008	$3,431	$965	$685	$2,247	$7,328
2009 acquisitions	2	—	—	—	2
Adjustments related to prior year acquisitions and the Transaction	(9)	(1)	(1)	(10)	(21)
Effect of foreign currency translation	12	—	10	35	57

Balance at June 30, 2009	$3,436	$964	$694	$2,272	$7,366

Effective January 1, 2009, the Company shortened the remaining useful lives of certain intangible assets to reflect revisions to estimated customer attrition rates. The impact of this revision was an increase in amortization of acquisition-related intangible assets of $9 million and $18 million in the three and six months ended June 30, 2009, respectively, and estimated to be approximately $36 million on an annual basis.

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2008	June 30, 2009
Segregated customer cash and treasury bills	$148	$153
Securities owned	44	47
Securities borrowed	87	113
Receivables from customers and other	30	28

Clearing broker assets	$309	$341

Payables to customers	$191	$181
Securities loaned	47	95
Customer securities sold short, not yet purchased	3	13
Payable to brokers and dealers	69	50

Clearing broker liabilities	$310	$339

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

4. Debt and derivatives:

Receivables facility

In March 2009, SunGard entered into a syndicated three-year receivables facility. At June 30, 2009, the maximum commitment of $316.5 million was fully drawn. It may be repaid at any time at SunGard’s option and is therefore accounted for as an on-balance sheet secured borrowing. At June 30, 2009, $720 million of accounts receivable secure the borrowings under the receivables facility.

Under the receivables facility, SunGard is generally required to pay interest on the amount of each advance at the one month LIBOR rate (with a floor of 3%) plus 4.50% per annum. The facility is subject to a fee on the unused portion of 1.00% per annum. The receivables facility contains certain covenants, and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Credit facility

In June 2009, SunGard amended its existing Credit Agreement (“Amended Credit Agreement”) to (a) extend the maturity date of $2.5 billion of its dollar-denominated term loans, £40 million of pound sterling-denominated term loans, and €120 million of Euro-denominated term loans from February 2014 to February 2016, (b) reduce existing revolving credit commitments to $829 million and extend the termination date of $580 million of those commitments to May 2013, and (c) amend certain other provisions including those related to negative and financial covenants.

As of June 30, 2009, the interest rate for the extended term loans, after adjusting for interest rate swaps, and revolving credit loans was 4.41% and 5.5%, respectively, and for the unextended term loans, after adjusting for interest rate swaps, and revolving credit loans was 2.51% and 4.25%, respectively. The commitment fee on the daily unused portion of the 2013 and 2011 revolving credit commitments was 0.75% and 0.50%, respectively.

Derivatives

In early 2009, the Company entered into three-year interest rate swaps that expire in February 2012 for an aggregate notional amount of $1.2 billion under which SunGard pays a stream of fixed interest payments (at 1.78%) for the term of the swap, and in turn, receives variable interest payments based on LIBOR.

The Company uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facilities. Each of these swap agreements is designated as a cash flow hedge. The Company pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. The net receipt or payment from the interest rate swap agreements is included in interest expense. The Company does not enter into interest rate swaps for speculative or trading purposes. A summary of the Company’s interest rate swaps follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received
February 2006	February 2011	$800	5.00%	LIBOR
January 2008	February 2011	$750	3.17%	LIBOR
February 2008	February 2010	$750	2.71%	LIBOR
January/February 2009	February 2012	$1,200	1.78%	LIBOR

Total / Weighted Average interest rate		$3,500	3.01%

Below are the fair values of interest rate swaps as of December 31, 2008 and June 30, 2009 (in millions):

	Balance	Fair Value
	Sheet Location	December 31, 2008	June 30, 2009
Interest rate contracts designated as cash flow hedging instruments	Other accrued expenses	$98	$80

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three and six months ended June 30, 2008 and 2009 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009	Classification
Gain recognized in Accumulated Other Comprehensive Income (OCI)	$39	$16	$9	$12	OCI
Loss reclassified from accumulated OCI into income	(9)	(19)	(12)	(34)	Interest expense and amortization of deferred financing costs

The Company has no ineffectiveness related to its swap agreements.

5. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Clearing broker assets - securities owned	$47	$—	$—	$47

Liabilities
Clearing broker liabilities - customer securities sold short, not yet purchased	$13	$—	$—	$13
Interest rate swap agreements	—	80	—	80

	$13	$80	$—	$93

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Clearing broker assets and liabilities – securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers. During January 2009, the fair value of retained interest in accounts receivable sold (a Level 3 measurement) decreased to zero due to the termination of the Company’s off-balance sheet accounts receivable securitization program.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion, as of June 30, 2009 (in millions):

	Carrying Value	Fair Value
Floating rate debt	$5,131	$4,838
Fixed rate debt	3,354	3,177

The fair value of the Company’s floating rate and fixed rate long-term debt is primarily based on market rates.

6. Comprehensive Income (Loss):

Comprehensive income consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income (loss)	$2	$(7)	$(20)	$(41)
Foreign currency translation gains	—	147	20	60
Unrealized gains on derivative instruments	39	16	9	12

Comprehensive income	$41	$156	$9	$31

7. Segment Information:

The Company has four reportable segments: FS, HE and PS, which together form the Company’s Software & Processing Solutions business, and AS. The Company evaluates the performance of its segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, stock compensation and certain other costs. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted. The operating results for each segment follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue:
Financial systems	$710	$766	$1,397	$1,508
Higher education	146	132	272	264
Public Sector	112	95	213	186

Software & processing solutions	968	993	1,882	1,958
Availability services	389	376	777	746

	$1,357	$1,369	$2,659	$2,704

Depreciation and amortization:
Financial systems	$18	$19	$34	$38
Higher education	3	4	5	7
Public sector	2	2	4	4

Software & processing solutions	23	25	43	49
Availability services	47	47	94	92
Corporate administration	—	—	—	—

	$70	$72	$137	$141

Income (loss) from operations:
Financial systems	$129	$138	$250	$257
Higher education	36	35	60	62
Public sector	21	19	39	36

Software & processing solutions	186	192	349	355
Availability services	111	99	212	188
Corporate and other items (1)	(152)	(156)	(292)	(308)
Merger costs	—	(1)	—	(1)

	$145	$134	$269	$234

Cash paid for property and equipment and software:
Financial systems	$24	$18	$39	$44
Higher education	5	2	16	4
Public sector	2	4	4	6

Software & processing solutions	31	24	59	54
Availability services	74	64	130	113
Corporate administration	—	—	—	—

	$105	$88	$189	$167

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $118 million and $130 million for the three month periods ended June 30, 2008 and 2009, respectively, and $230 million and $254 million for the six month periods ended June 30, 2008 and 2009, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Amortization of acquisition-related intangible assets:
Financial systems	$67	$70	$127	$136
Higher education	9	9	18	17
Public sector	10	7	21	15

Software & processing solutions	86	86	166	168
Availability services	31	44	62	85
Corporate administration	1	—	2	1

	$118	$130	$230	$254

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Trading Systems	$154	$229	$318	$449
Wealth Management	134	105	272	209
Brokerage & Clearance	65	68	135	139
Capital Markets	89	62	170	124
Global Trading	—	66	—	123
Institutional Asset Management	57	48	112	98
Corporations	51	45	89	89
Banks	42	37	78	69
All other	118	106	223	208

Total Financial Systems	$710	$766	$1,397	$1,508

8. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $6 million and $2 million of management fees in sales, marketing and administration expenses during the three months ended June 30, 2008 and 2009, respectively. In the six month periods ended June 30, 2008 and 2009, the Company recorded $10 million and $7 million of management fees in sales, marketing and administration expenses. At December 31, 2008 and June 30, 2009, $10 million and $2 million, respectively, was included in other accrued expenses.

Certain of the Company’s sponsors and/or their affiliates were paid approximately $2 million for customary fees and expenses in connection with the Amended Credit Agreement.

9. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities.

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2008 and June 30, 2009, and for the three- and six-month periods ended June 30, 2008 and 2009 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties nor guarantors to the debt issued as described in the notes to consolidated financial statements included in the Form 10-12G/A for SCC and SCCII filed in June 2009 or the Form 10-K for SunGard filed in March 2009.

	Supplemental Condensed Consolidating Balance Sheet December 31, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$511	$16	$448	$—	$975
Intercompany balances	(5,192)	5,268	(76)	—	—
Trade receivables, net	(1)	406	377	—	782
Prepaid expenses, taxes and other current assets	1,680	75	660	(1,677)	738

Total current assets	(3,002)	5,765	1,409	(1,677)	2,495
Property and equipment, net	1	619	278	—	898
Intangible assets, net	178	4,106	773	—	5,057
Intercompany balances	967	(720)	(247)	—	—
Goodwill	—	6,146	1,182	—	7,328
Investment in subsidiaries	13,686	2,298	—	(15,984)	—

Total Assets	$11,830	$18,214	$3,395	$(17,661)	$15,778

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$295	$9	$18	$—	$322
Accounts payable and other current liabilities	319	2,611	995	(1,677)	2,248

Total current liabilities	614	2,620	1,013	(1,677)	2,570
Long-term debt	8,227	9	317	—	8,553
Intercompany debt	(8)	416	(162)	(246)	—
Deferred income taxes	(66)	1,483	175	—	1,592

Total liabilities	8,767	4,528	1,343	(1,923)	12,715

Total stockholder’s equity	3,063	13,686	2,052	(15,738)	3,063

Total Liabilities and Stockholder’s Equity	$11,830	$18,214	$3,395	$(17,661)	$15,778

	Supplemental Condensed Consolidating Balance Sheet June 30, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$4	$1	$503	$—	$508
Intercompany balances	(6,073)	5,244	829	—	—
Trade receivables, net	(5)	735	326	—	1,056
Prepaid expenses, taxes and other current assets	1,927	76	483	(1,956)	530

Total current assets	(4,147)	6,056	2,141	(1,956)	2,094
Property and equipment, net	1	610	309	—	920
Intangible assets, net	185	3,946	789	—	4,920
Intercompany balances	976	(721)	(255)	—	—
Goodwill	—	6,133	1,233	—	7,366
Investment in subsidiaries	14,232	2,631	—	(16,863)	—

Total Assets	$11,247	$18,655	$4,217	$(18,819)	$15,300

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$8	$16	$—	$69
Accounts payable and other current liabilities	280	2,773	1,061	(1,956)	2,158

Total current liabilities	325	2,781	1,077	(1,956)	2,227
Long-term debt	7,782	6	629	—	8,417
Intercompany debt	99	208	(177)	(130)	—
Deferred income taxes	(57)	1,428	187	—	1,558

Total liabilities	8,149	4,423	1,716	(2,086)	12,202

Total stockholder’s equity	3,098	14,232	2,501	(16,733)	3,098

Total Liabilities and Stockholder’s Equity	$11,247	$18,655	$4,217	$(18,819)	$15,300

	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$936	$487	$(66)	$1,357

Costs and expenses:
Cost of sales and direct operating	—	443	276	(66)	653
Sales, marketing and administration	25	150	118	—	293
Product development	—	49	29	—	78
Depreciation and amortization	—	52	18	—	70
Amortization of acquisition-related intangible assets	1	94	23	—	118

	26	788	464	(66)	1,212

Income (loss) from operations	(26)	148	23	—	145
Net interest income (expense)	(111)	24	(52)	—	(139)
Other income (expense)	92	(25)	(3)	(68)	(4)

Income (loss) before income taxes	(45)	147	(32)	(68)	2
Provision (benefit) for income taxes	(47)	56	(9)	—	—

Net income (loss)	$2	$91	$(23)	$(68)	$2

	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$856	$537	$(24)	$1,369

Costs and expenses:
Cost of sales and direct operating	—	365	364	(24)	705
Sales, marketing and administration	22	143	89	—	254
Product development	—	37	36	—	73
Depreciation and amortization	—	54	18	—	72
Amortization of acquisition-related intangible assets	—	103	27	—	130
Merger costs	1	—	—	—	1

	23	702	534	(24)	1,235

Income (loss) from operations	(23)	154	3	—	134
Net interest income (expense)	(127)	34	(62)	—	(155)
Other income (expense)	89	(28)	15	(62)	14

Income (loss) before income taxes	(61)	160	(44)	(62)	(7)
Provision (benefit) for income taxes	(54)	71	(17)	—	—

Net income (loss)	$(7)	$89	$(27)	$(62)	$(7)

	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,824	$955	$(120)	$2,659

Costs and expenses:
Cost of sales and direct operating	—	862	554	(120)	1,296
Sales, marketing and administration	49	304	217	—	570
Product development	—	95	62	—	157
Depreciation and amortization	—	101	36	—	137
Amortization of acquisition-related intangible assets	2	186	42	—	230

	51	1,548	911	(120)	2,390

Income (loss) from operations	(51)	276	44	—	269
Net interest income (expense)	(255)	9	(36)	—	(282)
Other income (expense)	178	(12)	(23)	(168)	(25)

Income (loss) before income taxes	(128)	273	(15)	(168)	(38)
Provision (benefit) for income taxes	(108)	95	(5)	—	(18)

Net income (loss)	$(20)	$178	$(10)	$(168)	$(20)

	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,690	$1,059	$(45)	$2,704

Costs and expenses:
Cost of sales and direct operating	—	737	704	(45)	1,396
Sales, marketing and administration	45	297	188	—	530
Product development	—	82	66	—	148
Depreciation and amortization	—	106	35	—	141
Amortization of acquisition-related intangible assets	1	203	50	—	254
Merger costs	1	—	—	—	1

	47	1,425	1,043	(45)	2,470

Income (loss) from operations	(47)	265	16	—	234
Net interest income (expense)	(270)	23	(58)	—	(305)
Other income (expense)	164	(11)	21	(153)	21

Income (loss) before income taxes	(153)	277	(21)	(153)	(50)
Provision (benefit) for income taxes	(112)	113	(10)	—	(9)

Net income (loss)	$(41)	$164	$(11)	$(153)	$(41)

	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(20)	$178	$(10)	$(168)	$(20)
Non cash adjustments	(143)	241	87	168	353
Changes in operating assets and liabilities	(600)	699	(185)	—	(86)

Cash flow provided by (used in) operations	(763)	1,118	(108)	—	247

Investment Activities
Intercompany transactions	628	(840)	212	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(161)	—	—	(161)
Cash paid for property and equipment and software	—	(129)	(60)	—	(189)
Other investing activities	(18)	(4)	6	—	(16)

Cash provided by (used in) investment activities	610	(1,134)	158	—	(366)

Financing Activities
Net borrowings (repayments) of long-term debt	160	6	(21)	—	145
Other financing activities	(13)	—	—	—	(13)

Cash provided by (used in) financing activities	147	6	(21)	—	132

Effect of exchange rate changes on cash	—	—	8	—	8

Increase (decrease) in cash and cash equivalents	(6)	(10)	37	—	21
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$33	$(8)	$423	$—	$448

	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(41)	$164	$(11)	$(153)	$(41)
Non cash adjustments	(127)	271	59	153	356
Changes in operating assets and liabilities	(254)	(228)	330	—	(152)

Cash flow provided by (used in) operations	(422)	207	378	—	163

Investment Activities
Intercompany transactions	664	(85)	(579)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(12)	—	—	(12)
Cash paid for property and equipment and software	—	(122)	(45)	—	(167)
Other investing activities	—	2	1	—	3

Cash provided by (used in) investment activities	664	(217)	(623)	—	(176)

Financing Activities
Net borrowings (repayments) of long-term debt	(746)	(5)	295	—	(456)
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	(749)	(5)	295	—	(459)

Effect of exchange rate changes on cash	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	(507)	(15)	55	—	(467)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$4	$1	$503	$—	$508

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in the Form 10-12G/A for SCC and SCCII and SunGard’s Annual Report on Form 10-K for the year ended December 31, 2008 and presume that readers have read or have access to the discussion and analysis in these filings. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

Results of Operations:

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009		Percent Increase (Decrease) 2009 vs. 2008	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009		Percent Increase (Decrease) 2009 vs. 2008

(in millions)		percent of revenue		percent of revenue			percent of revenue		percent of revenue
Revenue
Financial systems (FS)	$710	52%	$766	56%	8%	$1,397	53%	$1,508	56%	8%
Higher education (HE)	146	11%	132	10%	(10)%	272	10%	264	10%	(3)%
Public sector (PS)	112	8%	95	7%	(15)%	213	8%	186	7%	(13)%

Software & processing solutions	968	71%	993	73%	3%	1,882	71%	1,958	72%	4%
Availability services (AS)	389	29%	376	27%	(3)%	777	29%	746	28%	(4)%

	$1,357	100%	$1,369	100%	1%	$2,659	100%	$2,704	100%	2%

Costs and Expenses
Cost of sales and direct operating	$653	48%	$705	51%	8%	$1,296	49%	$1,396	52%	8%
Sales, marketing and administration	293	22%	254	19%	(13)%	570	21%	530	20%	(7)%
Product development	78	6%	73	5%	(6)%	157	6%	148	5%	(6)%
Depreciation and amortization	70	5%	72	5%	3%	137	5%	141	5%	3%
Amortization of acquisition- related intangible assets	118	9%	130	9%	10%	230	9%	254	9%	10%
Merger and other costs	—	—%	1	—%	—%	—	—%	1	—%	—%

	$1,212	89%	$1,235	90%	2%	$2,390	90%	$2,470	91%	3%

Income from Operations
Financial systems (1)	$129	18%	$138	18%	7%	$250	18%	$257	17%	3%
Higher education (1)	36	25%	35	27%	(3)%	60	22%	62	23%	3%
Public sector (1)	21	19%	19	20%	(10)%	39	18%	36	19%	(8)%

Software & processing solutions (1)	186	19%	192	19%	3%	349	19%	355	18%	2%
Availability services (1)	111	29%	99	26%	(11)%	212	27%	188	25%	(11)%
Corporate administration	(12)	(1)%	(14)	(1)%	17%	(24)	(1)%	(27)	(1)%	13%
Amortization of acquisition- related intangible assets	(118)	(9)%	(130)	(9)%	10%	(230)	(9)%	(254)	(9)%	10%
Stock Compensation expense	(7)	(1)%	(7)	(1)%	—%	(14)	(1)%	(14)	(1)%	—%
Other items (2)	(15)	(1)%	(6)	—%	(60)%	(24)	(1)%	(14)	(1)%	(42)%

	$145	11%	$134	10%	(8)%	$269	10%	$234	9%	(13)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	Other items include certain purchase accounting adjustments and management fees paid to the Sponsors, partially offset by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009		Percent Increase (Decrease) 2009 vs. 2008	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009		Percent Increase (Decrease) 2009 vs. 2008
(in millions)		percent of revenue		percent of revenue			percent of revenue		percent of revenue
Financial Systems
Services	$618	46%	$687	50%	11%	$1,233	46%	$1,385	51%	12%
License and resale fees	55	4%	37	3%	(33)%	89	3%	63	2%	(29)%

Total products and services	673	50%	724	53%	8%	1,322	50%	1,448	54%	10%
Reimbursed expenses	37	3%	42	3%	14%	75	3%	60	2%	(20)%

	$710	52%	$766	56%	8%	$1,397	53%	$1,508	56%	8%

Higher Education
Services	$121	9%	$115	8%	(5)%	$231	9%	$229	8%	(1)%
License and resale fees	22	2%	16	1%	(27)%	36	1%	32	1%	(11)%

Total products and services	143	11%	131	10%	(8)%	267	10%	261	10%	(2)%
Reimbursed expenses	3	—%	1	—%	(67)%	5	—%	3	—%	(40)%

	$146	11%	$132	10%	(10)%	$272	10%	$264	10%	(3)%

Public Sector
Services	$93	7%	$69	5%	(26)%	$182	7%	$138	5%	(24)%
License and resale fees	18	1%	25	2%	39%	29	1%	46	2%	59%

Total products and services	111	8%	94	7%	(15)%	211	8%	184	7%	(13)%
Reimbursed expenses	1	—%	1	—%	—%	2	—%	2	—%	—%

	$112	8%	$95	7%	(15)%	$213	8%	$186	7%	(13)%

Software & Processing Solutions
Services	$832	61%	$871	64%	5%	$1,646	62%	$1,752	65%	6%
License and resale fees	95	7%	78	6%	(18)%	154	6%	141	5%	(8)%

Total products and services	927	68%	949	69%	2%	1,800	68%	1,893	70%	5%
Reimbursed expenses	41	3%	44	3%	7%	82	3%	65	2%	(21)%

	$968	71%	$993	73%	3%	$1,882	71%	$1,958	72%	4%

Availability Services
Services	$382	28%	$371	27%	(3)%	$766	29%	$737	27%	(4)%
License and resale fees	3	—%	1	—%	(67)%	3	—%	2	—%	(33)%

Total products and services	385	28%	372	27%	(3)%	769	29%	739	27%	(4)%
Reimbursed expenses	4	—%	4	—%	—%	8	—%	7	—%	(13)%

	$389	29%	$376	27%	(3)%	$777	29%	$746	28%	(4)%

Total Revenue
Services	$1,214	89%	$1,242	91%	2%	$2,412	91%	$2,489	92%	3%
License and resale fees	98	7%	79	6%	(19)%	157	6%	143	5%	(9)%

Total products and services	1,312	97%	1,321	96%	1%	2,569	97%	2,632	97%	2%
Reimbursed expenses	45	3%	48	4%	7%	90	3%	72	3%	(20)%

	$1,357	100%	$1,369	100%	1%	$2,659	100%	$2,704	100%	2%

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Income from Operations:

Our total operating margin was 10% for the three months ended June 30, 2009, compared to 11% for the three months ended June 30, 2008 primarily due to a $25 million decrease in license fees and the decline in the AS operating margin.

Financial Systems:

The FS operating margin was 18% for each of the three months ended June 30, 2009 and 2008. The $9 million increase in income from operations is primarily due to the impact of acquired businesses, cost reductions, primarily employee and consultant-related, and the impact of the increase in revenue at one of our trading systems businesses, partially offset by an $18 million decrease in software license fees and the impact from the decrease in professional services revenue.

Higher Education:

The HE operating margin was 27% and 25% for the three months ended June 30, 2009 and 2008, respectively, primarily due to cost reductions, mainly employee and consultant-related and professional services expenses and a customer conference held in the second quarter of 2008 that was held in the first quarter of 2009, partially offset by a $4 million decrease in software license fees.

Public Sector:

The PS operating margin was 20% and 19% for the three months ended June 30, 2009 and 2008, respectively, due primarily to improvement in the U.K. business.

Availability Services:

The AS operating margin was 26% and 29% for the three months ended June 30, 2009 and 2008, respectively. The operating margin decline and the decrease of $12 million are primarily due to facility expansions in Europe and North America, which increased the fixed cost base in advance of anticipated revenue growth.

Revenue:

Total revenue increased $12 million or 1% for the three months ended June 30, 2009 compared to the second quarter of 2008. On a constant currency basis, organic revenue decreased 0.5% in the second quarter of 2009 compared to the prior year period, primarily because of a decline in professional service revenue across all of our segments except AS and a decrease in software license fees. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. Approximately 6% of organic revenue growth in the quarter was attributed to one of our broker/dealer businesses. While we have seen some improvement in the tone from the first quarter of 2009, spending remains cautious and the environment continues to be subject to pricing pressure. We expect a challenging second half in 2009, and some difficulty in achieving positive organic growth in part due to comparatively strong third and fourth quarters in 2008 when organic revenue growth on a constant currency basis was 11% and 8%, respectively.

Financial Systems:

FS revenue increased $56 million or 8% in the second quarter of 2009 from the prior year period. On a constant currency basis, organic revenue grew 2% in the quarter. Approximately 12% of organic revenue growth was attributed to one of our broker/dealer businesses. The broker/dealer revenue has remained uncharacteristically high and is a function of market volatility and customer mix; while this revenue increased year over year, sequentially it was unchanged after declining from the fourth quarter of 2008. We expect this revenue to decline at some point but are unable to predict the timing. Depending on the nature, timing and extent of the future decline, there could be a triggering event requiring an interim goodwill impairment test in addition to the annual impairment test performed each year as of July 1st and some or all of the approximately $385 million in goodwill of our trading systems reporting unit could be impaired. Professional services revenue decreased $38 million or 23%. Revenue from license and resale fees included software license revenue of $33 million and $52 million in the three months ended June 30, 2009 and 2008, respectively.

Higher Education:

HE revenue decreased $14 million or 10% for the three months ended June 30, 2009 compared to the corresponding period in 2008 due entirely to a decrease in organic revenue. HE services revenue decreased $6 million, primarily due to revenue associated with a customer conference held in the first quarter of 2009 that was held in the second quarter of 2008 and a decrease in professional services. Revenue from license and resale fees included software license revenue of $5 million in the three months ended June 30, 2009, a decrease of $4 million from the prior year period.

Public Sector:

PS revenue decreased $17 million or 15% for the three months ended June 30, 2009 compared to the corresponding period in 2008. On a constant currency basis, organic revenue decreased 7%. Revenue from license and resale fees included software license revenue of $7 million in each of the three months ended June 30, 2009 and 2008.

Availability Services:

AS revenue decreased $13 million or 3% in the second quarter of 2009 from the prior year period. On a constant currency basis, organic revenue grew 2% in the quarter. In North America, revenue grew 1% overall, but remained flat organically where decreases in basic and advanced recovery services offset growth in managed services and professional fees. Revenue in Europe decreased 18%, but grew 7% on a constant currency basis.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 51% and 48% in the three-month periods ended June 30, 2009 and 2008, respectively, largely the result of the higher volumes of the broker/dealer business previously mentioned. Also impacting the period were increased costs from acquired businesses, net of a business sold in 2008, partially offset by lower FS and PS employee-related and consultant expenses.

Sales, marketing and administration expenses as a percentage of total revenue was 19% and 22% in the three-month periods ended June 30, 2009 and 2008, respectively. Decreases in sales, marketing and administration expenses, were primarily due to decreases in FS employment-related expenses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended June 30, 2009 and 2008, product development costs were 7% and 8% of revenue from software and processing solutions, respectively.

Depreciation and amortization as a percentage of total revenue was 5% in each of the three-month periods ended June 30, 2009 and 2008.

Amortization of acquisition-related intangible assets as a percentage of total revenue was 9% in each of the three-month periods ended June 30, 2009 and 2008. The $12 million increase in 2009 was due to acquisitions made in 2008 and from shortening the remaining useful lives of certain intangible assets.

Interest expense was $155 million and $143 million for the three months ended June 30, 2009 and 2008, respectively. The increase in interest expense was due primarily to increased borrowings from the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan, borrowings under our receivables facility and additional borrowings under our revolving credit facility, partially offset by interest rate decreases.

Other income was $14 million for the three months ended June 30, 2009 compared to other expense of $4 million for the three months ended June 30, 2008. The change is primarily attributable to $14 million of foreign currency translation gains related to our Euro denominated term loan in the three months ended June 30, 2009 compared to a $1 million translation gain and $4 million of losses on sales of receivables related to our terminated off-balance sheet receivables facility in the same period in 2008.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Income from Operations:

Our total operating margin was 9% for the six months ended June 30, 2009, compared to 10% for the six months ended June 30, 2008 primarily due to a $33 million decrease in license fees and the decline in the AS operating margin.

Financial Systems:

The FS operating margin was 17% and 18% for the six months ended June 30, 2009 and 2008, respectively. The $7 million increase is primarily related to the impact of acquired businesses, cost reductions, primarily employee and consultant-related, and the impact of the increase in revenue at one of our trading systems businesses, partially offset by a $28 million decrease in software license fees and the impact from the decrease in professional services revenue.

Higher Education:

The HE operating margin was 23% and 22% for the six months ended June 30, 2009 and 2008, respectively. The operating margin increase is due primarily to the impact of cost savings in the year, partially offset by a $3 million decrease in software license fees.

Public Sector:

The PS operating margin was 19% and 18% for the six months ended June 30, 2009 and 2008, respectively, due primarily to improvement in the U.K. business.

Availability Services:

The AS operating margin was 25% and 27% for the six months ended June 30, 2009 and 2008, respectively. The operating margin decline and the decrease of $24 million are primarily due to facility expansions in Europe and North America, which increased the fixed cost base in advance of anticipated revenue growth.

Revenue:

Total revenue increased $45 million or 2% for the six months ended June 30, 2009 compared to the same period in 2008. On a constant currency basis, organic revenue growth was 1% in the first six months of 2009 compared to the prior year period, primarily because of a decline in professional services revenue across all of our segments except AS and a decrease in software license fees. Approximately 5% of organic revenue growth in the quarter was attributed to one of our broker/dealer businesses.

Financial Systems:

FS revenue increased $111 million or 8% in the first six months of 2009 from the prior year period. On a constant currency basis, organic revenue grew 3% in the six-month period. Approximately 11% of organic revenue growth was attributed to one of our broker/dealer businesses. The broker/dealer revenue has remained uncharacteristically high and is a function of market volatility and customer mix; while this revenue increased year over year, sequentially it was unchanged after declining from the fourth quarter of 2008. We expect this revenue to decline at some point but are unable to predict the timing. Depending on the nature, timing and extent of the future decline, there could be a triggering event requiring an interim goodwill impairment test in addition to the annual impairment test performed each year as of July 1st and some or all of the approximately $385 million in goodwill of our trading systems reporting unit could be impaired. Professional services revenue decreased $72 million or 23%. Revenue from license and resale fees included software license revenue of $54 million and $82 million in the six months ended June 30, 2009 and 2008, respectively.

Higher Education:

HE revenue decreased $8 million or 3% for the six months ended June 30, 2009 compared to the corresponding period in 2008 due entirely to organic revenue growth. HE services revenue decreased $2 million, primarily due to a decrease in professional services, partially offset by an increase in processing and support revenue. Revenue from license and resale fees included software license revenue of $10 million in the six months ended June 30, 2009, a decrease of $3 million from the prior year period.

Public Sector:

PS revenue decreased $27 million or 13% for the six months ended June 30, 2009 compared to the corresponding period in 2008. On a constant currency basis, organic revenue decreased 3%. Revenue from license and resale fees included software license revenue of $12 million in each of the six months ended June 30, 2009 and 2008.

Availability Services:

AS revenue decreased $31 million or 4% for the six months ended June 30, 2009 compared to the prior year period. On a constant currency basis, organic revenue grew 1% in the first six months of 2009. In North America, revenue grew 1% overall, but decreased 1% organically where decreases in basic and advanced recovery services exceeded growth in managed services and professional services revenue. Revenue in Europe decreased 20%, but grew 7% on a constant currency basis.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 52% and 49% in the six-month periods ended June 30, 2009 and 2008, respectively, largely the result of the higher volumes of the broker/dealer business previously mentioned. Also impacting the period were increased costs from acquired businesses, net of a business sold in 2008, partially offset by lower FS and PS employee-related and consultant expenses.

Sales, marketing and administration expenses as a percentage of total revenue was 20% and 21% in the six-month periods ended June 30, 2009 and 2008, respectively. Organic decreases in sales, marketing and administration expenses, most notably decreases in FS employment-related and consultant expenses, were partially offset by increases from acquired businesses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the six months ended June 30, 2009 and 2008, product development costs were 8% of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% in each of the six-month periods ended June 30, 2009 and 2008.

Amortization of acquisition-related intangible assets as a percentage of total revenue was 9% in each of the six-month periods ended June 30, 2009 and 2008. The $24 million increase in 2009 was due to acquisitions made in 2008 and from shortening the remaining useful lives of certain intangible assets.

Interest expense was $306 million and $291 million for the six months ended June 30, 2009 and 2008, respectively. The increase in interest expense was due primarily to increased borrowings from the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan, borrowings under our receivables facility and additional borrowings under our revolving credit facility, partially offset by interest rate decreases.

Other income was $21 million for the six months ended June 30, 2009 compared to other expense of $25 million for the six months ended June 30, 2008. The change is primarily attributable to $21 million of foreign currency translation gains primarily related to our Euro denominated term loan in the six months ended June 30, 2009 compared to $14 million of translation losses and $8 million of losses on sales of receivables related to our terminated off-balance sheet receivables facility in the same period in 2008.

The effective income tax rates in the six months ended June 30, 2009 and 2008 were 18% and 47%, respectively. The rate in the first six months of 2009 reflects less recovery on our book loss due to further limitations on our ability to utilize certain foreign tax credits.

Liquidity and Capital Resources:

At June 30, 2009, cash and equivalents were $508 million, a decrease of $467 million from December 31, 2008. Cash flow provided by operations was $163 million in the six months ended June 30, 2009 compared to $247 million in the six months ended June 30, 2008. The decrease in cash flow from operations is due primarily to a $67 million increase in working capital requirements including deferred revenue and higher requirements for the clearing broker/dealer.

Net cash used in investing activities was $176 million in the six months ended June 30, 2009, comprised of cash paid for property and equipment and other assets, one business acquired in each of our FS and PS segments and payment of a contingent purchase obligation.

Net cash used in financing activities was $459 million for the six months ended June 30, 2009, primarily related to repayment at maturity of the $250 million senior secured notes and repayment of $425 million of borrowings under the revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees). At June 30, 2009, there was $75 million outstanding under the revolving credit facility and $317 million outstanding under the receivables facility. In early 2009, we entered into interest rate swap agreements, with an aggregate notional amount of $1.2 billion, which expire in February 2012 under which we pay fixed interest payments (at 1.78%) for the term of the swaps and, in turn, receive variable interest payments based on LIBOR.

At June 30, 2009, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $58 million, of which $46 million could be due in the next 12 months. We also have outstanding letters of credit and bid bonds that total approximately $27 million.

At June 30, 2009, we have outstanding $8.49 billion in aggregate indebtedness, with additional borrowing capacity of $734 million under the revolving credit facility (after giving effect to outstanding letters of credit).

On June 9, 2009, SunGard entered into an amendment to the Credit Agreement (“Amended Credit Agreement”) which, among other things, (a) extends the maturity date of $2.5 billion of its dollar-denominated term loans, £40 million of pound sterling-denominated term loans, and €120 million of Euro-denominated term loans from February 2014 to February 28, 2016, (b) reduces existing revolving credit commitments to $829 million and extends the termination date of $580 million of revolving credit commitments to May 11, 2013, and (c) amends certain other provisions of the Credit Agreement, including provisions relating to negative covenants and financial covenants.

As of June 30, 2009, the interest rate for the extended term loans, after adjusting for interest rate swaps, and revolving credit loans was 4.41% and 5.5%, respectively, and for the unextended term loans, after adjusting for interest rate swaps, and revolving credit loans was 2.51% and 4.25%, respectively. The commitment fee on the daily unused portion of the 2013 and 2011 revolving credit commitments was 0.75% and 0.50%, respectively. The amended credit agreement increased our interest payments obligation from that reported in SunGard’s Form 10-K filed in March 2009 and the Form 10-12G/A for SCC and SCCII filed in June 2009 by $44 million in 2009, $87 million for 2010-2011, $86 million for 2012-2013 and $289 million thereafter.

We expect our cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months.

Covenant Compliance

Adjusted EBITDA is used to determine compliance with certain covenants contained in the indentures governing the senior notes due 2013 and 2015 and senior subordinated notes due 2015 and in SunGard’s senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and SunGard’s senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants.

The breach of covenants in SunGard’s senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures. Additionally, under SunGard’s debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA is calculated as follows (in millions):

					Last Twelve Months
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2008	2009	2008	2009	2009
Net income (loss)	$2	$(7)	$(20)	$(41)	$(263)
Interest expense, net	139	155	282	305	604
Taxes	—	—	(18)	(9)	47
Depreciation and amortization	188	202	367	395	821
Goodwill impairment charge	—	—	—	—	128

EBITDA	329	350	611	650	1,337
Purchase accounting adjustments (a)	9	3	20	8	27
Non-cash charges (b)	8	7	14	17	38
Unusual or non-recurring charges (c)	7	6	8	10	71
Acquired EBITDA, net of disposed EBITDA (d)	1	—	2	—	19
Pro forma expense savings related to acquisitions (e)	—	—	—	1	9
Other (f)	4	(11)	27	(11)	39

Adjusted EBITDA - senior secured credit facilities	358	355	682	675	1,540
Loss on sale of receivables (g)	5	—	9	—	17

Adjusted EBITDA - senior notes due 2013 and 2015 and senior subordinated notes due 2015	$363	$355	$691	$675	$1,557

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.

(c)	Unusual or non-recurring charges include debt refinancing costs, severance and related payroll taxes, and certain other expenses associated with acquisitions made by the Company.

(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of significant businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(f)	Other includes gains or losses related to fluctuation of foreign currency exchange rates, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by interest charges relating to the off-balance sheet accounts receivable securitization facility.

(g)	The loss on sale of receivables under the off-balance sheet accounts receivable securitization facility is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and 2015 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

The covenant requirements and actual ratios for the twelve months ended June 30, 2009 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.65x	2.66x
Maximum total debt to Adjusted EBITDA	6.75x	5.02x
Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.63x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.65x for the four-quarter period ended December 31, 2008 and increasing over time to 1.70x by the end of 2009, to 1.80x by the end of 2010 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2008, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.75x and decreasing over time to 6.25x by the end of 2009 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on SunGard’s balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If the lenders failed to waive any such default, the repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under the indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under the indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of June 30, 2009, we had $4.74 billion outstanding under the term loan facilities and available commitments of $734 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of SunGard’s consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At June 30, 2009, we had total debt of $8.49 billion, including $5.13 billion of variable rate debt. We have entered into interest rate swap agreements which fixed the interest rates for $3.5 billion of our variable rate debt. Swap agreements with a notional value of $800 million effectively fix our interest rates at 5.00% and expire in February 2011. Swap agreements expiring in February 2010 and 2011 each have a notional value of $750 million and, effectively, fix our interest rates at 2.71% and 3.17%, respectively. Swap agreements expiring in February 2012 have a notional value of $1.2 billion and effectively fix our interest rates at 1.78%. Our remaining variable rate debt of $1.63 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $16 million per year. Upon the expiration of each interest rate swap agreement in February 2010, February 2011 and February 2012, a 1% change in interest rates would result in a change in interest of approximately $24 million, $39 million and $51 million per year, respectively.

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

Part II Other Information:

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors: There have been no material changes to SunGard’s Risk Factors as previously disclosed in its Form 10-K for the year ended December 31, 2008. There have been no material changes to SCC’s or SCCII’s Risk Factors as previously disclosed in their Form 10-12G/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to Vote of Security Holders: Not applicable.

Item 5.	Other Information:

(a) None.

(b) None.

Item 6.	Exhibits:

Number	Document

10.1*	SunGard 2005 Management Incentive Plan as amended May 12, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II

Dated: August 11, 2009	By:	/s/ Michael J. Ruane
Michael J. Ruane
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: August 11, 2009	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1*	SunGard 2005 Management Incentive Plan as amended May 12, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement