Form 10-Q
period 2009-09-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2009-11-06
CIK 789388, 1337272, 1337274

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
Commission file numbers:

SunGard Capital Corp.	000-53653
SunGard Capital Corp. II	000-53654
SunGard Data Systems Inc.	1-12989

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

SunGard Capital Corp.	Yes ☑ No ☐
SunGard Capital Corp. II	Yes ☑ No ☐
SunGard Data Systems Inc.	Yes ☐ No ☑
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
SunGard Capital Corp.
Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑. (Do not check if a smaller reporting company)	Smaller reporting company ☐.
SunGard Capital Corp.II
Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑. (Do not check if a smaller reporting company)	Smaller reporting company ☐.
SunGard Data Systems Inc.
Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑. (Do not check if a smaller reporting company)	Smaller reporting company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2009:

SunGard Capital Corp.	254,801,732 shares of Class A common stock and 28,311,258 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock (100% owned by SunGard Capital Corp.)
SunGard Data Systems Inc.	100 shares of common stock

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

Item 1. Financial Statements
SunGard Capital Corp.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	September 30,
	2008	2009

Assets
Current:
Cash and cash equivalents	$975	$479
Trade receivables, less allowance for doubtful accounts of $15 and $69	701	855
Earned but unbilled receivables	81	188
Prepaid expenses and other current assets	122	148
Clearing broker assets	309	376
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	8

Total current assets	2,495	2,054

Property and equipment, less accumulated depreciation of $689 and $887	898	932
Software products, less accumulated amortization of $793 and $1,021	1,159	1,080
Customer base, less accumulated amortization of $668 and $885	2,616	2,361
Other tangible and intangible assets, less accumulated amortization of $29 and $24	207	205
Trade name	1,075	1,026
Goodwill	7,328	7,434

Total Assets	$15,778	$15,092

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$322	$57
Accounts payable	87	96
Accrued compensation and benefits	314	262
Accrued interest expense	159	94
Other accrued expenses	409	389
Clearing broker liabilities	310	358
Deferred revenue	977	972

Total current liabilities	2,578	2,228

Long-term debt	8,553	8,287
Deferred income taxes	1,595	1,487

Total liabilities	12,726	12,002

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII (held by management subject to a put option for death or disability)	60	47
Class L common stock held by management subject to a put option for death or disability	111	85
Class A common stock held by management subject to a put option for death or disability	12	10
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $3,612 million and $4,005 million; 50,000,000 shares authorized, 28,472,965 and 28,552,325 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 256,260,680 and 256,975,139 shares issued	—	—

Capital in excess of par value	2,613	2,670

Treasury stock, 208,071 and 241,067 shares of Class L common stock; and 1,873,932 and 2,173,407 shares of Class A common stock	(24)	(27)
Accumulated deficit	(912)	(1,125)
Accumulated other comprehensive loss	(219)	(118)

Total SunGard Capital Corp. stockholders’ equity	1,458	1,400

Noncontrolling interest in preferred stock of SCCII	1,411	1,548

Total equity	2,869	2,948

Total Liabilities and Equity	$15,778	$15,092

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue:
Services	$1,267	$1,198	$3,679	$3,687
License and resale fees	78	93	235	236

Total products and services	1,345	1,291	3,914	3,923
Reimbursed expenses	49	46	139	118

	1,394	1,337	4,053	4,041

Costs and expenses:
Cost of sales and direct operating	728	642	2,024	2,038
Sales, marketing and administration	245	262	815	792
Product development	84	77	241	225
Depreciation and amortization	70	74	207	215
Amortization of acquisition-related intangible assets	131	150	361	404
Merger costs	—	—	—	1

	1,258	1,205	3,648	3,675

Income from operations	136	132	405	366
Interest income	4	5	13	6
Interest expense and amortization of deferred financing fees	(142)	(165)	(433)	(471)
Other income (expense)	(24)	(15)	(49)	6

Loss before income taxes	(26)	(43)	(64)	(93)
Benefit from (provision for) income taxes	(7)	3	11	12

Net loss	(33)	(40)	(53)	(81)
Income attributable to the noncontrolling interest	(39)	(46)	(117)	(132)

Net loss attributable to SunGard Capital Corp	$(72)	$(86)	$(170)	$(213)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash flow from operations:
Net loss	$(53)	$(81)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	568	619
Deferred income tax benefit	(91)	(82)
Stock compensation expense	21	22
Amortization of deferred financing costs and debt discount	27	31
Other noncash items	18	(7)
Accounts receivable and other current assets	46	20
Accounts payable and accrued expenses	(179)	(138)
Clearing broker assets and liabilities, net	31	(19)
Deferred revenue	—	(1)

Cash flow provided by operations	388	364

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(174)	(12)
Cash paid for property and equipment and software	(280)	(255)
Other investing activities	2	3

Cash used in investment activities	(452)	(264)

Financing activities:
Cash received from issuance of common stock	3	1
Cash received from issuance of preferred stock	1	1
Cash received from borrowings, net of fees	1,326	211
Cash used to repay debt	(75)	(814)
Cash used to purchase treasury stock	(13)	(4)
Other financing activities	(5)	(3)

Cash provided by (used in) financing activities	1,237	(608)

Effect of exchange rate changes on cash	(12)	12

Increase (decrease) in cash and cash equivalents	1,161	(496)
Beginning cash and cash equivalents	427	975

Ending cash and cash equivalents	$1,588	$479

Supplemental information:
Acquired businesses:
Property and equipment	$6	$—
Software products	61	8
Customer base	85	4
Goodwill	106	4
Other tangible and intangible assets	1	—
Deferred income taxes	(33)	(1)
Purchase price obligations and debt assumed	(19)	(1)
Net current liabilities assumed	(33)	(2)

Cash paid for acquired businesses, net of cash acquired of $24 and $1, respectively	$174	$12

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	September 30,
	2008	2009

Assets
Current:
Cash and cash equivalents	$975	$479
Trade receivables, less allowance for doubtful accounts of $15 and $69	701	855
Earned but unbilled receivables	81	188
Prepaid expenses and other current assets	122	148
Clearing broker assets	309	376
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	8

Total current assets	2,495	2,054

Property and equipment, less accumulated depreciation of $689 and $887	898	932
Software products, less accumulated amortization of $793 and $1,021	1,159	1,080
Customer base, less accumulated amortization of $668 and $885	2,616	2,361
Other tangible and intangible assets, less accumulated amortization of $29 and $24	207	205
Trade name	1,075	1,026
Goodwill	7,328	7,434

Total Assets	$15,778	$15,092

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$322	$57
Accounts payable	87	96
Accrued compensation and benefits	314	262
Accrued interest expense	159	94
Other accrued expenses	399	390
Clearing broker liabilities	310	358
Deferred revenue	977	972

Total current liabilities	2,568	2,229

Long-term debt	8,553	8,287
Deferred income taxes	1,595	1,486

Total liabilities	12,716	12,002

Commitments and contingencies

Preferred stock held by management subject to a put option for death or disability	51	36

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,444 million and $1,578 million; 14,999,000 shares authorized, 9,856,052 and 9,883,531 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,687	3,712
Treasury stock, 72,039 and 83,464 shares	(8)	(10)
Accumulated deficit	(449)	(530)
Accumulated other comprehensive loss	(219)	(118)

Total stockholders’ equity	3,011	3,054

Total Liabilities and Stockholders’ Equity	$15,778	$15,092

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue:
Services	$1,267	$1,198	$3,679	$3,687
License and resale fees	78	93	235	236

Total products and services	1,345	1,291	3,914	3,923
Reimbursed expenses	49	46	139	118

	1,394	1,337	4,053	4,041

Costs and expenses:
Cost of sales and direct operating	728	642	2,024	2,038
Sales, marketing and administration	245	262	815	792
Product development	84	77	241	225
Depreciation and amortization	70	74	207	215
Amortization of acquisition-related intangible assets	131	150	361	404
Merger costs	—	—	—	1

	1,258	1,205	3,648	3,675

Income from operations	136	132	405	366
Interest income	4	5	13	6
Interest expense and amortization of deferred financing fees	(142)	(165)	(433)	(471)
Other income (expense)	(24)	(15)	(49)	6

Loss before income taxes	(26)	(43)	(64)	(93)
Benefit from (provision for) income taxes	(9)	3	9	12

Net loss	$(35)	$(40)	$(55)	$(81)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash flow from operations:
Net loss	$(55)	$(81)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	568	619
Deferred income tax benefit	(91)	(82)
Stock compensation expense	21	22
Amortization of deferred financing costs and debt discount	27	31
Other noncash items	18	(7)
Accounts receivable and other current assets	44	20
Accounts payable and accrued expenses	(174)	(138)
Clearing broker assets and liabilities, net	31	(19)
Deferred revenue	—	(1)

Cash flow provided by operations	389	364

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(174)	(12)
Cash paid for property and equipment and software	(280)	(255)
Other investing activities	2	3

Cash used in investment activities	(452)	(264)

Financing activities:
Cash received from issuance of preferred stock	1	1
Cash received from borrowings, net of fees	1,326	211
Cash used to repay debt	(75)	(814)
Cash used to purchase treasury stock	(3)	(1)
Other financing activities	(13)	(5)

Cash provided by (used in) financing activities	1,236	(608)

Effect of exchange rate changes on cash	(12)	12

Increase (decrease) in cash and cash equivalents	1,161	(496)
Beginning cash and cash equivalents	427	975

Ending cash and cash equivalents	$1,588	$479

Supplemental information:
Acquired businesses:
Property and equipment	$6	$—
Software products	61	8
Customer base	85	4
Goodwill	106	4
Other tangible and intangible assets	1	—
Deferred income taxes	(33)	(1)
Purchase price obligations and debt assumed	(19)	(1)
Net current liabilities assumed	(33)	(2)

Cash paid for acquired businesses, net of cash acquired of $24 and $1, respectively	$174	$12

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	September 30,
	2008	2009

Assets
Current:
Cash and cash equivalents	$975	$479
Trade receivables, less allowance for doubtful accounts of $15 and $69	701	855
Earned but unbilled receivables	81	188
Prepaid expenses and other current assets	122	148
Clearing broker assets	309	376
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	8

Total current assets	2,495	2,054

Property and equipment, less accumulated depreciation of $689 and $887	898	932
Software products, less accumulated amortization of $793 and $1,021	1,159	1,080
Customer base, less accumulated amortization of $668 and $885	2,616	2,361
Other tangible and intangible assets, less accumulated amortization of $29 and $24	207	205
Trade name	1,075	1,026
Goodwill	7,328	7,434

Total Assets	$15,778	$15,092

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$322	$57
Accounts payable	87	96
Accrued compensation and benefits	314	262
Accrued interest expense	159	94
Other accrued expenses	401	391
Clearing broker liabilities	310	358
Deferred revenue	977	972

Total current liabilities	2,570	2,230

Long-term debt	8,553	8,287
Deferred income taxes	1,592	1,482

Total liabilities	12,715	11,999

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,731	3,741
Accumulated deficit	(449)	(530)
Accumulated other comprehensive loss	(219)	(118)

Total stockholder’s equity	3,063	3,093

Total Liabilities and Stockholder’s Equity	$15,778	$15,092

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue:
Services	$1,267	$1,198	$3,679	$3,687
License and resale fees	78	93	235	236

Total products and services	1,345	1,291	3,914	3,923
Reimbursed expenses	49	46	139	118

	1,394	1,337	4,053	4,041

Costs and expenses:
Cost of sales and direct operating	728	642	2,024	2,038
Sales, marketing and administration	245	262	815	792
Product development	84	77	241	225
Depreciation and amortization	70	74	207	215
Amortization of acquisition-related intangible assets	131	150	361	404
Merger costs	—	—	—	1

	1,258	1,205	3,648	3,675

Income from operations	136	132	405	366
Interest income	4	5	13	6
Interest expense and amortization of deferred financing fees	(142)	(165)	(433)	(471)
Other income (expense)	(24)	(15)	(49)	6

Income (loss) before income taxes	(26)	(43)	(64)	(93)
Benefit from (provision for) income taxes	(9)	3	9	12

Net income (loss)	$(35)	$(40)	$(55)	$(81)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2009
Cash flow from operations:
Net loss	$(55)	$(81)
Reconciliation of net loss to cash flow provided by operations:
Depreciation and amortization	568	619
Deferred income tax benefit	(91)	(83)
Stock compensation expense	21	22
Amortization of deferred financing costs and debt discount	27	31
Other noncash items	18	(7)
Accounts receivable and other current assets	44	20
Accounts payable and accrued expenses	(174)	(137)
Clearing broker assets and liabilities, net	31	(19)
Deferred revenue	—	(1)

Cash flow provided by operations	389	364

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(174)	(12)
Cash paid for property and equipment and software	(280)	(255)
Other investing activities	2	3

Cash used in investment activities	(452)	(264)

Financing activities:
Cash received from borrowings, net of fees	1,326	211
Cash used to repay debt	(75)	(814)
Other financing activities	(15)	(5)

Cash provided by (used in) financing activities	1,236	(608)

Effect of exchange rate changes on cash	(12)	12

Increase (decrease) in cash and cash equivalents	1,161	(496)
Beginning cash and cash equivalents	427	975

Ending cash and cash equivalents	$1,588	$479

Supplemental information:
Acquired businesses:
Property and equipment	$6	$—
Software products	61	8
Customer base	85	4
Goodwill	106	4
Other tangible and intangible assets	1	—
Deferred income taxes	(33)	(1)
Purchase price obligations and debt assumed	(19)	(1)
Net current liabilities assumed	(33)	(2)

Cash paid for acquired businesses, net of cash acquired of $24 and $1, respectively	$174	$12

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
Subsequent events have been evaluated through November 5, 2009.
The three- and nine-month periods ended September 30, 2009 include a $12 million favorable out-of-period adjustment to benefit from income taxes primarily related to our utilization of foreign tax credit carryforwards from a prior year. The impact of the adjustment is not material to the prior period financial statements and, as such, is being corrected in the current period.
Recent Accounting Pronouncements
The Financial Accounting Standard Board issued new revenue recognition guidance for arrangements with multiple deliverables. The new guidance modifies the fair value requirements for revenue recognition by providing “best estimate of selling price” in addition to vendor specific objective evidence, or “VSOE”, and vendor objective evidence, now referred to as third-party evidence, or “TPE”, for determining the selling price of a deliverable. Since the Company will be able to use an estimate of the selling price for the deliverables in an arrangement, all deliverables will be separate units of accounting, provided (a) a delivered item has value to the customer on a standalone basis, and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method is no longer permitted. The Company is currently evaluating the impact of this revenue guidance, but would not expect the guidance to have a material impact on the consolidated financial statements.

2. Goodwill:
The following table summarizes changes in goodwill by segment (in millions):

	Gross Goodwill					Goodwill Impairment
	FS	HE	PS	AS	Total	PS	Total

Balance at December 31, 2008	$3,431	$965	$813	$2,247	$7,456	$(128)	$(128)
2009 acquisitions	2	—	—	—	2	—	—
Adjustments related to prior year acquisitions and the Transaction	45	(1)	(1)	(11)	32	—	—
Effect of foreign currency translation	38	—	7	27	72	—	—

Balance at September 30, 2009	$3,516	$964	$819	$2,263	$7,562	$(128)	$(128)

Effective January 1, 2009, the Company shortened the remaining useful lives of certain intangible assets to reflect revisions to estimated customer attrition rates. The impact of this revision was an increase in amortization of acquisition-related intangible assets of $9 million and $27 million in the three and nine months ended September 30, 2009, respectively, and estimated to be approximately $36 million on an annual basis.
Generally accepted accounting principles require the Company to perform an impairment test at least annually. This is a two step test. In step one the estimated fair value of the reporting unit is compared to its carrying value. Only if there is a deficiency (the estimated fair value is less than the carrying value) is step two required. In Step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.
The Company completed step one of its annual goodwill impairment test as of July 1 for its reporting units. For each reporting unit, the fair value of the reporting unit exceeded its carrying value and, therefore, step two was not required. However there were two reporting units where the excess of estimated fair value over the carrying value of the reporting unit was 8%. The goodwill associated with these two reporting units totals $2.1 billion at September 30, 2009.
Estimating the fair value of a reporting unit requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget as well as performance in the market that the reporting unit serves. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause these two reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired.
3. Clearing Broker Assets and Liabilities:
Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31,	September 30,
	2008	2009

Segregated customer cash and treasury bills	$148	$157
Securities owned	44	51
Securities borrowed	87	146
Receivables from customers and other	30	22

Clearing broker assets	$309	$376

Payables to customers	$191	$184
Securities loaned	47	107
Customer securities sold short, not yet purchased	3	22
Payable to brokers and dealers	69	45

Clearing broker liabilities	$310	$358

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
4. Debt and derivatives:
Receivables facility
In March 2009, SunGard entered into a syndicated three-year receivables facility. At September 30, 2009, $259 million was drawn. It may be repaid at any time at SunGard’s option and is therefore accounted for as an on-balance sheet secured borrowing. At September 30, 2009, $722 million of accounts receivable secure the borrowings under the receivables facility.

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
As of September 30, 2009, the interest rate for the extended term loans, after adjusting for interest rate swaps, was 4.10% and for the unextended term loans, after adjusting for interest rate swaps, was 2.02%. The commitment fee on the daily unused portion of the 2013 and 2011 revolving credit commitments was 0.75% and 0.50%, respectively.
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

		Notional
		Amount (in	Interest rate	Interest rate
Inception	Maturity	millions)	paid	received

February 2006	February 2011	$800	5.00%	LIBOR
January 2008	February 2011	$750	3.17%	LIBOR
February 2008	February 2010	$750	2.71%	LIBOR
January/February 2009	February 2012	$1,200	1.78%	LIBOR

Total / Weighted Average interest rate		$3,500	3.01%

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, is $98 million and $85 million as of December 31, 2008 and September 30, 2009, respectively.
The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three and nine months ended September 30, 2008 and 2009 (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009	Classification
Gain (loss) recognized in Accumulated Other Comprehensive Loss (OCI)	$(3)	$(4)	$6	$8	OCI
Loss reclassified from accumulated OCI into income	(9)	(22)	(21)	(56)	Interest expense and amortization of deferred financing costs
The Company has no ineffectiveness related to its swap agreements.
The Company expects to reclassify in the next twelve months approximately $93 million from accumulated other comprehensive income into earnings related to the Company’s interest rate swaps based on the borrowing rates at September 30, 2009.

5. Fair Value Measurements:
The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Clearing broker assets — securities owned	$51	$—	$—	$51

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$22	$—	$—	$22
Interest rate swap agreements	—	85	—	85

	$22	$85	$—	$107

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).
Clearing broker assets and liabilities — securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers. During January 2009, the fair value of retained interest in accounts receivable sold (a Level 3 measurement) decreased to zero due to the termination of the Company’s off-balance sheet accounts receivable securitization program.
During the third quarter of 2009, the Company recorded impairment charges of its FS customer base and software assets of $16 million and $10 million, respectively. These non-recurring fair value measures are classified as Level 3 in the fair value hierarchy and were valued using discounted cash flow models. The valuation inputs included estimates of future cash flows, expectations about possible variations in the amount and timing of cash flows and discount rates based on the risk-adjusted cost of capital.
The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion, as of September 30, 2009 (in millions):

	Carrying	Fair
	Value	Value

Floating rate debt	$4,991	$4,839
Fixed rate debt	3,352	3,402
The fair value of the Company’s floating rate and fixed rate long-term debt is primarily based on market rates.
6. Comprehensive Income (Loss):
Comprehensive income consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net loss	$(35)	$(40)	$(55)	$(81)
Foreign currency translation gains (losses)	(121)	33	(101)	93
Unrealized gains (losses) on derivative instruments	(3)	(4)	6	8

Comprehensive income (loss)	$(159)	$(11)	$(150)	$20

7. Equity:
A rollforward of SCC’s equity follows:

	SunGard Capital	Noncontrolling
	Corp. Shareholders	interest	Total

Balance at December 31, 2008	$1,458	$1,411	$2,869
Net income	(213)	131	(82)
Stock compensation expense	22	—	22
Expiration of put options due to employee terminations and other	32	6	38
Foreign currency translation	93	—	93
Net unrealized gain (loss) on derivative instruments	8	—	8

Balance at September 30, 2009	$1,400	$1,548	$2,948

During the third quarter of 2009, the Company amended the terms of unvested performance awards granted prior to 2009 by (i) reducing performance targets for 2009 and 2010, (ii) reducing the number of shares that vest at the reduced targets, (iii) delayed vesting of earned shares, and, (iv) in the case of restricted stock units, increasing the length of time for distribution of vested awards. All performance award holders with the exception of executive management participated in the amendments. All amended equity awards were revalued at the modification date at the respective current fair value. There was no expense recognized in the quarter as a result of the modification.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenue:
Financial systems	$774	$724	$2,171	$2,232
Higher education	128	125	400	389
Public Sector	94	103	307	289

Software & processing solutions	996	952	2,878	2,910
Availability services	398	385	1,175	1,131

	$1,394	$1,337	$4,053	$4,041

Depreciation and amortization:
Financial systems	$16	$20	$50	$58
Higher education	3	3	8	10
Public sector	3	2	7	6

Software & processing solutions	22	25	65	74
Availability services	48	49	142	141
Corporate administration	—	—	—	—

	$70	$74	$207	$215

Income (loss) from operations:
Financial systems	$138	$157	$388	$414
Higher education	31	33	91	95
Public sector	16	19	55	55

Software & processing solutions	185	209	534	564
Availability services	114	103	326	291
Corporate and other items (1)	(163)	(180)	(455)	(488)
Merger costs	—	—	—	(1)

	$136	$132	$405	$366

Cash paid for property and equipment and software:
Financial systems	$24	$16	$63	$60
Higher education	5	2	21	6
Public sector	2	4	6	10

Software & processing solutions	31	22	90	76
Availability services	60	66	190	179
Corporate administration	—	—	—	—

	$91	$88	$280	$255

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $131 million and $150 million for the three month periods ended September 30, 2008 and 2009, respectively, and $361 million and $404 million for the nine month periods ended September 30, 2008 and 2009, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
Amortization of acquisition-related intangible assets:
Financial systems	$73	(1)	$91	(1)	$200	(1)	$227	(1)
Higher education	8		8		26		25
Public sector	15	(1)	8	(1)	36	(1)	23	(1)

Software & processing solutions	96		107		262		275
Availability services	34		42		96		127
Corporate administration	1		1		3		2

	$131		$150		$361		$404

(1)	2008 includes approximately $11 million and $4 million of impairment charges related to customer base and software for subsidiaries in the FS and PS segments, respectively. 2009 includes approximately $16 million and $10 million of impairment charges related to customer base and software, respectively, for subsidiaries in the FS segment.
The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Trading Systems	$239	$161	$557	$610
Wealth Management	127	112	399	321
Brokerage & Clearance	61	68	196	207
Global Trading	—	72	—	195
Capital Markets	72	68	242	192
Institutional Asset Management	60	53	172	151
Corporations	51	45	140	134
Banks	43	38	121	107
All other	121	107	344	315

Total Financial Systems	$774	$724	$2,171	$2,232

9. Related Party Transactions:
In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 million of management fees in sales, marketing and administration expenses during each of the three months ended September 30, 2008 and 2009. In the nine month periods ended September 30, 2008 and 2009, the Company recorded $14 million and $11 million, respectively, of management fees in sales, marketing and administration expenses. At December 31, 2008 and September 30, 2009, $10 million and $4 million, respectively, was included in other accrued expenses.
Certain of the Company’s Sponsors and/or their affiliates were paid approximately $2 million for customary fees and expenses in connection with the Amended Credit Agreement.
10. Supplemental Guarantor Condensed Consolidating Financial Statements:
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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2008 and September 30, 2009, and for the three- and nine-month periods ended September 30, 2008 and 2009 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties nor guarantors to the debt issued as described in the notes to consolidated financial statements included in the Form 10-12G/A for SCC and SCCII filed in June 2009 or the Form 10-K for SunGard filed in March 2009.

	Supplemental Condensed Consolidating Balance Sheet
	December 31, 2008
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$511	$16	$448	$—	$975
Intercompany balances	(5,192)	5,268	(76)	—	—
Trade receivables, net	(1)	406	377	—	782
Prepaid expenses, taxes and other current assets	1,680	75	660	(1,677)	738

Total current assets	(3,002)	5,765	1,409	(1,677)	2,495
Property and equipment, net	1	619	278	—	898
Intangible assets, net	178	4,106	773	—	5,057
Intercompany balances	967	(720)	(247)	—	—
Goodwill	—	6,146	1,182	—	7,328
Investment in subsidiaries	13,686	2,298	—	(15,984)	—

Total Assets	$11,830	$18,214	$3,395	$(17,661)	$15,778

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$295	$9	$18	$—	$322
Accounts payable and other current liabilities	319	2,611	995	(1,677)	2,248

Total current liabilities	614	2,620	1,013	(1,677)	2,570
Long-term debt	8,227	9	317	—	8,553
Intercompany debt	(8)	416	(162)	(246)	—
Deferred income taxes	(66)	1,483	175	—	1,592

Total liabilities	8,767	4,528	1,343	(1,923)	12,715

Total stockholder’s equity	3,063	13,686	2,052	(15,738)	3,063

Total Liabilities and Stockholder’s Equity	$11,830	$18,214	$3,395	$(17,661)	$15,778

	Supplemental Condensed Consolidating Balance Sheet
	September 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$7	$(9)	$481	$—	$479
Intercompany balances	(6,352)	5,549	803	—	—
Trade receivables, net	—	738	305	—	1,043
Prepaid expenses, taxes and other current assets	1,783	76	516	(1,843)	532

Total current assets	(4,562)	6,354	2,105	(1,843)	2,054
Property and equipment, net	1	614	317	—	932
Intangible assets, net	173	3,849	650	—	4,672
Intercompany balances	980	(721)	(259)	—	—
Goodwill	—	6,130	1,304	—	7,434
Investment in subsidiaries	14,500	2,663	—	(17,163)	—

Total Assets	$11,092	$18,889	$4,117	$(19,006)	$15,092

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$6	$6	$—	$57
Accounts payable and other current liabilities	230	2,731	1,055	(1,843)	2,173

Total current liabilities	275	2,737	1,061	(1,843)	2,230
Long-term debt	7,697	5	585	—	8,287
Intercompany debt	84	252	(161)	(175)	—
Deferred income taxes	(57)	1,395	144	—	1,482

Total liabilities	7,999	4,389	1,629	(2,018)	11,999

Total stockholder’s equity	3,093	14,500	2,488	(16,988)	3,093

Total Liabilities and Stockholder’s Equity	$11,092	$18,889	$4,117	$(19,006)	$15,092

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$830	$550	$14	$1,394

Costs and expenses:
Cost of sales and direct operating	—	343	371	14	728
Sales, marketing and administration	20	144	81	—	245
Product development	—	45	39	—	84
Depreciation and amortization	—	51	19	—	70
Amortization of acquisition-related intangible assets	1	92	38	—	131

Merger costs	—	—	—	—	—

	21	675	548	14	1,258

Income (loss) from operations	(21)	155	2	—	136
Net interest income (expense)	(137)	(14)	13	—	(138)
Other income (expense)	60	11	(6)	(89)	(24)

Income (loss) before income taxes	(98)	152	9	(89)	(26)
Provision (benefit) for income taxes	(63)	73	(1)	—	9

Net income (loss)	$(35)	$79	$10	$(89)	$(35)

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$842	$520	$(25)	$1,337

Costs and expenses:
Cost of sales and direct operating	—	354	313	(25)	642
Sales, marketing and administration	23	137	102	—	262
Product development	—	44	33	—	77
Depreciation and amortization	—	54	20	—	74
Amortization of acquisition-related intangible assets	1	99	50	—	150
Merger costs	—	—	—	—	—

	24	688	518	(25)	1,205

Income (loss) from operations	(24)	154	2	—	132
Net interest income (expense)	(141)	13	(32)	—	(160)
Other income (expense)	238	(55)	(15)	(183)	(15)

Income (loss) before income taxes	73	112	(45)	(183)	(43)
Benefit from (provision for) income taxes	(113)	126	(10)	—	3

Net income (loss)	$(40)	$238	$(55)	$(183)	$(40)

	Supplemental Condensed Consolidating Schedule of Operations
	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$2,654	$1,505	$(106)	$4,053

Costs and expenses:
Cost of sales and direct operating	—	1,205	925	(106)	2,024
Sales, marketing and administration	69	448	298	—	815
Product development	—	140	101	—	241
Depreciation and amortization	—	152	55	—	207
Amortization of acquisition-related intangible assets	3	278	80	—	361
Merger costs	—	—	—	—	—

	72	2,223	1,459	(106)	3,648

Income (loss) from operations	(72)	431	46	—	405
Net interest income (expense)	(392)	(5)	(23)	—	(420)
Other income (expense)	238	(1)	(29)	(257)	(49)

Income (loss) before income taxes	(226)	425	(6)	(257)	(64)
Provision (benefit) for income taxes	(171)	168	(6)	—	(9)

Net income (loss)	$(55)	$257	$—	$(257)	$(55)

	Supplemental Condensed Consolidating Schedule of Operations
	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$2,532	$1,579	$(70)	$4,041

Costs and expenses:
Cost of sales and direct operating	—	1,091	1,017	(70)	2,038
Sales, marketing and administration	68	434	290	—	792
Product development	—	126	99	—	225
Depreciation and amortization	—	160	55	—	215
Amortization of acquisition-related intangible assets	2	302	100	—	404
Merger costs	1	—	—	—	1

	71	2,113	1,561	(70)	3,675

Income (loss) from operations	(71)	419	18	—	366
Net interest income (expense)	(411)	36	(90)	—	(465)
Other income (expense)	402	(66)	6	(336)	6

Income (loss) before income taxes	(80)	389	(66)	(336)	(93)
Benefit from (provision for) income taxes	(1)	13	—	—	12

Net income (loss)	$(81)	$402	$(66)	$(336)	$(81)

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(55)	$257	$—	$(257)	$(55)
Non cash adjustments	(203)	348	141	257	543
Changes in operating assets and liabilities	(728)	810	(181)	—	(99)

Cash flow provided by (used in) operations	(986)	1,415	(40)	—	389

Investment Activities
Intercompany transactions	261	(1,115)	854	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(110)	(64)	—	(174)
Cash paid for property and equipment and software	—	(193)	(87)	—	(280)
Other investing activities	—	(5)	7	—	2

Cash provided by (used in) investment activities	261	(1,423)	710	—	(452)

Financing Activities
Net borrowings (repayments) of long-term debt	1,284	7	(40)	—	1,251
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) financing activities	1,269	7	(40)	—	1,236

Effect of exchange rate changes on cash	—	—	(12)	—	(12)

Increase (decrease) in cash and cash equivalents	544	(1)	618	—	1,161
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$583	$1	$1,004	$—	$1,588

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(81)	$402	$(66)	$(336)	$(81)
Non cash adjustments	(343)	451	138	336	582
Changes in operating assets and liabilities	(165)	(294)	322	—	(137)

Cash flow provided by (used in) operations	(589)	559	394	—	364

Investment Activities
Intercompany transactions	923	(384)	(539)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(12)	—	—	(12)
Cash paid for property and equipment and software	—	(182)	(73)	—	(255)
Other investing activities	—	1	2	—	3

Cash provided by (used in) investment activities	923	(577)	(610)	—	(264)

Financing Activities
Net borrowings (repayments) of long-term debt	(833)	(7)	237	—	(603)
Other financing activities	(5)	—	—	—	(5)

Cash provided by (used in) financing activities	(838)	(7)	237	—	(608)

Effect of exchange rate changes on cash	—	—	12	—	12

Increase (decrease) in cash and cash equivalents	(504)	(25)	33	—	(496)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$7	$(9)	$481	$—	$479

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

	Three Months		Three Months		Percent	Nine Months		Nine Months		Percent
	Ended		Ended		Increase	Ended		Ended		Increase
	September 30,		September 30,		(Decrease)	September 30,		September 30,		(Decrease)
	2008		2009		2009 vs. 2008	2008		2009		2009 vs. 2008
		percent		percent			percent		percent
		of		of			of		of
(in millions)		revenue		revenue			revenue		revenue
Revenue
Financial systems (FS)	$774	56%	$724	54%	(6)%	$2,171	54%	$2,232	55%	3%
Higher education (HE)	128	9%	125	9%	(2)%	400	10%	389	10%	(3)%
Public sector (PS)	94	7%	103	8%	10%	307	8%	289	7%	(6)%

Software & processing solutions	996	71%	952	71%	(4)%	2,878	71%	2,910	72%	1%
Availability services (AS)	398	29%	385	29%	(3)%	1,175	29%	1,131	28%	(4)%

	$1,394	100%	$1,337	100%	(4)%	$4,053	100%	$4,041	100%	—%

Costs and Expenses
Cost of sales and direct operating	$728	52%	$642	48%	(12)%	$2,024	50%	$2,038	50%	1%
Sales, marketing and administration	245	18%	262	20%	7%	815	20%	792	20%	(3)%
Product development	84	6%	77	6%	(8)%	241	6%	225	6%	(7)%
Depreciation and amortization	70	5%	74	6%	6%	207	5%	215	5%	4%
Amortization of acquisition-related intangible assets	131	9%	150	11%	15%	361	9%	404	10%	12%
Merger and other costs	—	—%	—	—%	—%	—	—%	1	—%	—%

	$1,258	90%	$1,205	90%	(4)%	$3,648	90%	$3,675	91%	—%

Income from Operations
Financial systems (1)	$138	18%	$157	22%	14%	$388	18%	$414	19%	7%
Higher education (1)	31	24%	33	26%	6%	91	23%	95	24%	4%
Public sector (1)	16	17%	19	18%	19%	55	18%	55	19%	—%

Software & processing solutions (1)	185	19%	209	22%	13%	534	19%	564	19%	6%
Availability services (1)	114	29%	103	27%	(10)%	326	28%	291	26%	(11)%
Corporate administration	(11)	(1)%	(13)	(1)%	18%	(35)	(1)%	(40)	(1)%	14%
Amortization of acquisition-related intangible assets	(131)	(9)%	(150)	(11)%	15%	(361)	(9)%	(404)	(10)%	12%
Stock Compensation expense	(7)	(1)%	(8)	(1)%	14%	(21)	(1)%	(22)	(1)%	5%
Other items (2)	(14)	(1)%	(9)	(1)%	(36)%	(38)	(1)%	(23)	(1)%	(39)%

	$136	10%	$132	10%	(3)%	$405	10%	$366	9%	(10)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	Other items include certain purchase accounting adjustments and management fees paid to the Sponsors, partially offset by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months		Three Months		Percent	Nine Months		Nine Months		Percent
	Ended		Ended		Increase	Ended		Ended		Increase
	September 30,		September 30,		(Decrease)	September 30,		September 30,		(Decrease)
	2008		2009		2009 vs. 2008	2008		2009		2009 vs. 2008
		percent		percent			percent		percent
		of		of			of		of
(in millions)		revenue		revenue			revenue		revenue
Financial Systems
Services	$688	49%	$642	48%	(7)%	$1,921	47%	$2,027	50%	6%
License and resale fees	46	3%	43	3%	(7)%	135	3%	106	3%	(21)%

Total products and services	734	53%	685	51%	(7)%	2,056	51%	2,133	53%	4%
Reimbursed expenses	40	3%	39	3%	(3)%	115	3%	99	2%	(14)%

	$774	56%	$724	54%	(6)%	$2,171	54%	$2,232	55%	3%

Higher Education
Services	$109	8%	$102	8%	(6)%	$340	8%	$331	8%	(3)%
License and resale fees	16	1%	20	1%	25%	52	1%	52	1%	—%

Total products and services	125	9%	122	9%	(2)%	392	10%	383	9%	(2)%
Reimbursed expenses	3	—%	3	—%	—%	8	—%	6	—%	(25)%

	$128	9%	$125	9%	(2)%	$400	10%	$389	10%	(3)%

Public Sector
Services	$80	6%	$73	5%	(9)%	$262	6%	$211	5%	(19)%
License and resale fees	12	1%	29	2%	142%	41	1%	75	2%	83%

Total products and services	92	7%	102	8%	11%	303	7%	286	7%	(6)%
Reimbursed expenses	2	—%	1	—%	(50)%	4	—%	3	—%	(25)%

	$94	7%	$103	8%	10%	$307	8%	$289	7%	(6)%

Software & Processing Solutions
Services	$877	63%	$817	61%	(7)%	$2,523	62%	$2,569	64%	2%
License and resale fees	74	5%	92	7%	24%	228	6%	233	6%	2%

Total products and services	951	68%	909	68%	(4)%	2,751	68%	2,802	69%	2%
Reimbursed expenses	45	3%	43	3%	(4)%	127	3%	108	3%	(15)%

	$996	71%	$952	71%	(4)%	$2,878	71%	$2,910	72%	1%

Availability Services
Services	$390	28%	$381	28%	(2)%	$1,156	29%	$1,118	28%	(3)%
License and resale fees	4	—%	1	—%	(75)%	7	—%	3	—%	(57)%

Total products and services	394	28%	382	29%	(3)%	1,163	29%	1,121	28%	(4)%
Reimbursed expenses	4	—%	3	—%	(25)%	12	—%	10	—%	(17)%

	$398	29%	$385	29%	(3)%	$1,175	29%	$1,131	28%	(4)%

Total Revenue
Services	$1,267	91%	$1,198	90%	(5)%	$3,679	91%	$3,687	91%	—%
License and resale fees	78	6%	93	7%	19%	235	6%	236	6%	—%

Total products and services	1,345	96%	1,291	97%	(4)%	3,914	97%	3,923	97%	—%
Reimbursed expenses	49	4%	46	3%	(6)%	139	3%	118	3%	(15)%

	$1,394	100%	$1,337	100%	(4)%	$4,053	100%	$4,041	100%	—%

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008
Income from Operations:
Our total operating margin was 10% for each of the three months ended September 30, 2009 and 2008, reflecting improvement in margin in each of the software and processing businesses offset by the increase in acquisition-related intangible asset amortization and the decline in the AS margin.
Financial Systems:
The FS operating margin was 22% and 18% for the three months ended September 30, 2009 and 2008, respectively, including the impacts of changes in currency exchange rates, and reduced activity in one of our trading systems businesses, a broker/dealer with an inherently lower margin, and reduced employee-related and consultant costs. The $19 million increase in income from operations is primarily due to the impact of acquired businesses and lower foreign currency transaction losses, partially offset by the impact of the decreases in professional services revenue and in revenue at one of our broker/dealer businesses.
Higher Education:
The HE operating margin was 26% and 24% for the three months ended September 30, 2009 and 2008, respectively, primarily due to cost reductions, mainly employee-related and professional services expenses, and a $1 million increase in software license fees, partially offset by the impact of the decrease in professional services revenue.
Public Sector:
The PS operating margin was 18% and 17% for the three months ended September 30, 2009 and 2008, respectively, due primarily to improved performance in our U.K. business.
Availability Services:
The AS operating margin was 27% and 29% for the three months ended September 30, 2009 and 2008, respectively. The operating margin decline is primarily due to facility expansions in Europe, which increased the fixed cost base in advance of anticipated revenue growth, combined with declines in North American revenue and a continued shift from basic and advanced recovery services to managed services and increased employment-related expenses, offset in part by the impact of changes in currency exchange rates.
Revenue:
Total revenue decreased $57 million or 4% for the three months ended September 30, 2009 compared to the third quarter of 2008. On a constant currency basis, organic revenue decreased 7% in the third quarter of 2009 compared to the prior year period, primarily because of a decline in revenue from one of our broker/dealer businesses and a decline in professional services revenue across our software and processing businesses. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months. Approximately 5% of the organic revenue decline in the quarter was attributed to one of our broker/dealer businesses. While we have seen some improvement in the tone from the first half of 2009, spending remains cautious and the environment continues to be subject to pricing pressure. We expect a challenging finish to 2009, and some difficulty in achieving positive organic revenue growth in part due to comparatively strong third and fourth quarters in 2008 when organic revenue growth on a constant currency basis was 11% and 8%, respectively.
Financial Systems:
FS revenue decreased $50 million or 6% in the third quarter of 2009 from the prior year period. On a constant currency basis, organic revenue decreased 15% in the quarter. Approximately $74 million or eight percentage points of the organic revenue decline was attributed to one of our broker/dealer businesses. The broker/dealer revenue declined sequentially in two of the past three quarters and is a function of market volatility and customer mix. In addition, our largest broker/dealer customer, who currently trades through us on a sponsored access basis, has given us notice that it plans to decrease its use of certain of our trading services in response to potential regulatory changes. This decrease is expected to occur in the first quarter of 2010 and result in a further decline in our quarterly total revenue of as much as $96 million from the third quarter 2009 levels ($384 million annualized). The expected reduction in our annual income from operations is expected to be more modest (between $35 and $40 million) because the revenue from these services contains a high proportion of pass through expenses.

Professional services revenue decreased $28 million or 17%. Revenue from license and resale fees included software license revenue of $37 million and $35 million in the three months ended September 30, 2009 and 2008, respectively.
Higher Education:
HE revenue decreased $3 million or 2% for the three months ended September 30, 2009 compared to the corresponding period in 2008 due entirely to a decrease in organic revenue. HE services revenue decreased $7 million, primarily due to a decrease in professional services. Revenue from license and resale fees included software license revenue of $8 million in the three months ended September 30, 2009, an increase of $1 million from the prior year period.
Public Sector:
PS revenue increased $9 million or 10% for the three months ended September 30, 2009 compared to the corresponding period in 2008. On a constant currency basis, organic revenue increased 14%, primarily due to an increase in resale fees in the U.K. business. Revenue from license and resale fees included software license revenue of $6 million in the three months ended September 30, 2009, an increase of $1 million from the prior year period.
Availability Services:
AS revenue decreased $13 million or 3% in the third quarter of 2009 from the prior year period. On a constant currency basis, organic revenue was flat in the quarter. In North America, revenue decreased 2% overall and organically where decreases in basic and advanced recovery services were partially offset by growth in managed services and professional fees. Revenue in Europe decreased 8%, but grew 8% on a constant currency basis.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 48% and 52% in the three-month periods ended September 30, 2009 and 2008, respectively, largely the result of the lower volumes of the broker/dealer business previously mentioned. Also impacting the period were lower employee-related and consultant expenses in the software and processing businesses, partially offset by increased costs from acquired businesses, net of a business sold in 2008.
Sales, marketing and administration expenses as a percentage of total revenue was 20% and 18% in the three-month periods ended September 30, 2009 and 2008, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in FS employment-related expenses, and increased costs from acquired businesses, partially offset by reduced currency transaction losses.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the three months ended September 30, 2009 and 2008, product development costs were 8% of revenue from software and processing solutions.
Depreciation and amortization as a percentage of total revenue was 6% and 5% in the three-month periods ended September 30, 2009 and 2008, respectively.
Amortization of acquisition-related intangible assets as a percentage of total revenue was 11% and 9% in the three-month periods ended September 30, 2009 and 2008, respectively. The $19 million increase in 2009 was primarily due to an $11 million increase in impairment charges, acquisitions made in 2008 and from shortening the remaining useful lives of certain intangible assets.
Interest expense was $165 million and $142 million for the three months ended September 30, 2009 and 2008, respectively. The increase in interest expense was due primarily to increased borrowings from the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan, borrowings under our receivables facility, partially offset by interest rate decreases and decreased borrowings under our revolving credit facility.
Other expense was $15 million and $24 million for the three months ended September 30, 2009 and 2008, respectively. The change is primarily attributable to $13 million of foreign currency translation losses related to our Euro denominated term loan in the three months ended September 30, 2009 compared to $17 million of losses on Euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE and $5 million of losses on sales of receivables related to our terminated off-balance sheet receivables facility in the same period in 2008.

The effective income tax rates in the three months ended September 30, 2009 and 2008 were (21)% and (27)%, respectively. Income tax expense in each period reflects changes in the overall projected taxable position for the year and the expected mix of taxable income in various jurisdictions, and limitations on our ability to utilize certain foreign tax credits. The reported benefit from income taxes in 2009 includes a $12 million favorable out-of-period adjustment primarily related to our utilization of foreign tax credit carryforwards from a prior year.
Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008
Income from Operations:
Our total operating margin was 9% for the nine months ended September 30, 2009, compared to 10% for the nine months ended September 30, 2008 primarily due to a $32 million decrease in license fees, the decline in the AS operating margin and the increase in acquisition-related intangible asset amortization.
Financial Systems:
The FS operating margin was 19% and 18% for the nine months ended September 30, 2009 and 2008, respectively. The $26 million increase is primarily related to the impact of acquired businesses, cost reductions, mainly employee and consultant-related, and the impact of the increase in revenue at one of our broker/dealer businesses, partially offset by a $25 million decrease in software license fees and the impact from the decrease in professional services revenue.
Higher Education:
The HE operating margin was 24% and 23% for the nine months ended September 30, 2009 and 2008, respectively. The operating margin increase is due primarily to the impact of cost savings in the year, mainly employee and consultant-related and professional services expenses, partially offset by a $2 million decrease in software license fees and the impact of the decrease in professional services revenue.
Public Sector:
The PS operating margin was 19% and 18% for the nine months ended September 30, 2009 and 2008, respectively, primarily due to an increase in resale fees in the U.K. business.
Availability Services:
The AS operating margin was 26% and 28% for the nine months ended September 30, 2009 and 2008, respectively. The operating margin decline is primarily due to facility expansions in Europe and North America, which increased the fixed cost base in advance of anticipated revenue growth, combined with a continued shift from basic and advanced recovery services to managed services and increased employment-related expenses, offset in part by the impact of changes in currency exchange rates.
Revenue:
Total revenue decreased $12 million for the nine months ended September 30, 2009 compared to the same period in 2008. On a constant currency basis, organic revenue declined 1.5% in the first nine months of 2009 compared to the prior year period, primarily because of a decline in professional services revenue across our software and processing businesses and decreases in processing revenue and software license fees, partially offset by higher revenue from one of our broker/dealer businesses. This broker/dealer business added approximately 2% to organic revenue growth in the period.
Financial Systems:
FS revenue increased $61 million or 3% in the first nine months of 2009 from the prior year period. On a constant currency basis, organic revenue decreased 3% in the nine-month period or decreased 7% when excluding the revenue from one of our broker/dealer businesses. While this broker/dealer revenue increased year over year, sequentially it declined in two of the past three quarters and is a function of market volatility and customer mix. Professional services revenue decreased $100 million or 21%. Revenue from license and resale fees included software license revenue of $92 million and $117 million in the nine months ended September 30, 2009 and 2008, respectively.

Higher Education:
HE revenue decreased $11 million or 3% for the nine months ended September 30, 2009 compared to the corresponding period in 2008 due entirely to organic revenue growth. HE services revenue decreased $9 million, primarily due to a decrease in professional services, partially offset by an increase in support and processing revenue. Revenue from license and resale fees included software license revenue of $17 million in the nine months ended September 30, 2009, a decrease of $2 million from the prior year period.
Public Sector:
PS revenue decreased $18 million or 6% for the nine months ended September 30, 2009 compared to the corresponding period in 2008. On a constant currency basis, organic revenue increased 2%. Revenue from license and resale fees included software license revenue of $18 million in each of the nine months ended September 30, 2009 and 2008.
Availability Services:
AS revenue decreased $44 million or 4% for the nine months ended September 30, 2009 compared to the prior year period. On a constant currency basis, organic revenue grew 1% in the first nine months of 2009. In North America, revenue was flat overall, but decreased 1% organically where decreases in basic and advanced recovery services exceeded growth in managed services and professional services revenue. Revenue in Europe decreased 16%, but grew 7% on a constant currency basis.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 50% in each of the nine-month periods ended September 30, 2009 and 2008. Higher volumes of the broker/dealer business and increased costs from acquired businesses, net of a business sold in 2008, were partially offset by lower FS and PS employee-related and consultant expenses.
Sales, marketing and administration expenses as a percentage of total revenue was 20% in each of the nine-month periods ended September 30, 2009 and 2008. Organic decreases in sales, marketing and administration expenses, most notably decreases in FS employment-related and consultant expenses, were partially offset by increases from acquired businesses.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For each of the nine months ended September 30, 2009 and 2008, product development costs were 8% of revenue from software and processing solutions.
Depreciation and amortization as a percentage of total revenue was 5% in each of the nine-month periods ended September 30, 2009 and 2008.
Amortization of acquisition-related intangible assets as a percentage of total revenue was 10% and 9% in the nine-month periods ended September 30, 2009 and 2008, respectively. The $43 million increase in 2009 was due to acquisitions made in 2008, from shortening the remaining useful lives of certain intangible assets and an $11 million increase in impairment charges.
Interest expense was $471 million and $433 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in interest expense was due primarily to increased borrowings from the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan, borrowings under our receivables facility and additional borrowings under our revolving credit facility, partially offset by interest rate decreases.
Other income was $6 million for the nine months ended September 30, 2009 compared to other expense of $49 million for the nine months ended September 30, 2008. The change is primarily attributable to $7 million of foreign currency translation gains primarily related to our Euro denominated term loan in the nine months ended September 30, 2009 compared to $17 million of losses on Euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE, $15 million of translation losses related to our Euro denominated term loan and $13 million of losses on sales of receivables related to our terminated off-balance sheet receivables facility in the same period in 2008.
The effective income tax rates in the nine months ended September 30, 2009 and 2008 were –% and 17%, respectively. The rate in both periods reflects changes in the overall projected taxable position for the year and the expected mix of taxable income in various jurisdictions, and limitations on our ability to utilize certain foreign tax credits. The reported benefit from income taxes in 2009 includes a $12 million favorable out-of-period adjustment primarily related to our utilization of foreign tax credit carryforwards from a prior year.

Liquidity and Capital Resources:
At September 30, 2009, cash and equivalents were $479 million, a decrease of $496 million from December 31, 2008. Cash flow provided by operations was $364 million in the nine months ended September 30, 2009 compared to $388 million in the nine months ended September 30, 2008. The decrease in cash flow from operations is due primarily to a $36 million increase in working capital requirements including higher requirements for the clearing broker/dealer.
Net cash used in investing activities was $264 million in the nine months ended September 30, 2009, comprised of cash paid for property and equipment and other assets, one business acquired in each of our FS and PS segments and payment of a contingent purchase obligation.
Net cash used in financing activities was $608 million for the nine months ended September 30, 2009, primarily related to repayment at maturity of the $250 million senior secured notes and repayment of $500 million of borrowings under the revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees). At September 30, 2009, no amount was outstanding under the revolving credit facility and $259 million was outstanding under the receivables facility. In early 2009, we entered into interest rate swap agreements, with an aggregate notional amount of $1.2 billion, which expire in February 2012 under which we pay fixed interest payments (at 1.78%) for the term of the swaps and, in turn, receive variable interest payments based on LIBOR.
At September 30, 2009, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $58 million, all of which could be due in the next 12 months. We also have outstanding letters of credit and bid bonds that total approximately $34 million.
At September 30, 2009, we have outstanding $8.34 billion in aggregate indebtedness, with additional borrowing capacity of $808 million under the revolving credit facility (after giving effect to outstanding letters of credit).
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
As of September 30, 2009, the interest rate for the extended term loans, after adjusting for interest rate swaps, was 4.10% and for the unextended term loans, after adjusting for interest rate swaps, was 2.02%. The commitment fee on the daily unused portion of the 2013 and 2011 revolving credit commitments was 0.75% and 0.50%, respectively. The amended credit agreement increased our interest payments obligation from that reported in SunGard’s Form 10-K filed in March 2009 and the Form 10-12G/A for SCC and SCCII filed in June 2009 by $44 million in 2009, $87 million for 2010-2011, $86 million for 2012-2013 and $289 million thereafter.
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

Adjusted EBITDA is calculated as follows (in millions):

					Last Twelve
	Three Months Ended		Nine Months Ended		Months
	September 30,		September 30,		September 30,
	2008	2009	2008	2009	2009
Net income (loss)	$(35)	$(40)	$(55)	$(81)	$(268)
Interest expense, net	138	160	420	465	626
Taxes	9	(3)	(9)	(12)	35
Depreciation and amortization	201	224	568	619	844
Goodwill impairment charge	—	—	—	—	128

EBITDA	313	341	924	991	1,365
Purchase accounting adjustments (a)	25	5	45	13	23
Non-cash charges (b)	8	8	22	25	39
Unusual or non-recurring charges (c)	9	3	17	13	47
Acquired EBITDA, net of disposed EBITDA (d)	5	—	13	—	1
Pro forma expense savings related to acquisitions (e)	—	—	—	1	5
Other (f)	7	16	31	6	48

Adjusted EBITDA — senior secured credit facilities	367	373	1,052	1,049	1,528
Loss on sale of receivables (g)	4	—	13	—	12

Adjusted EBITDA — senior notes due 2013 and 2015 and senior subordinated notes due 2015	$371	$373	$1,065	$1,049	$1,540

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.

(c)	Unusual or non-recurring charges include debt refinancing costs, severance and related payroll taxes, and certain other expenses associated with acquisitions made by the Company.

(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(f)	Other includes gains or losses related to fluctuation of foreign currency exchange rates, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by interest charges relating to the off-balance sheet accounts receivable securitization facility.

(g)	The loss on sale of receivables under the off-balance sheet accounts receivable securitization facility was added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and 2015 and the senior subordinated notes due 2015 but was not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

The covenant requirements and actual ratios for the twelve months ended September 30, 2009 are as follows:

	Covenant	Actual
	Requirements	Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.65x	2.64x
Maximum total debt to Adjusted EBITDA	6.75x	5.02x
Senior notes due 2013 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.62x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.65x for the four-quarter period ended December 31, 2008 and increasing over time to 1.70x by the end of 2009, to 1.80x by the end of 2010 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2008, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.75x and decreasing over time to 6.25x by the end of 2009 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on SunGard’s balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If the lenders failed to waive any such default, the repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under the indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under the indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of September 30, 2009, we had $4.73 billion outstanding under the term loan facilities and available commitments of $808 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of SunGard’s consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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
At September 30, 2009, we had total debt of $8.34 billion, including $4.99 billion of variable rate debt. We have entered into interest rate swap agreements which fixed the interest rates for $3.50 billion of our variable rate debt. Swap agreements with a notional value of $800 million effectively fix our interest rates at 5.00% and expire in February 2011. Swap agreements expiring in February 2010 and 2011 each have a notional value of $750 million and, effectively, fix our interest rates at 2.71% and 3.17%, respectively. Swap agreements expiring in February 2012 have a notional value of $1.2 billion and effectively fix our interest rates at 1.78%. Our remaining variable rate debt of $1.49 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $15 million per year. Upon the expiration of each interest rate swap agreement in February 2010, February 2011 and February 2012, a 1% change in interest rates would result in a change in interest of approximately $22 million, $38 million and $50 million per year, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.
Item 3. Defaults Upon Senior Securities: None.
Item 4. Submission of Matters to Vote of Security Holders: The stockholders of each of SunGard, SCC and SCCII, approved by written consent dated September 16, 2009, the election of the following persons as directors to serve in such capacity until his or her successor is designated and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified: Chinh Chu, Cristóbal Conde, John Connaughton, James H. Greene, Jr., Glenn Hutchins, James L. Mann, John Marren, Sanjeev Mehra and Julie Richardson.
Item 5. Other Information:
(a) None.
(b) None.
Item 6. Exhibits:

Number	Document

10.1	Form of Amendment to the Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.2	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.3	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.4*	Forms of 2009 Senior Management Performance-Based Restricted Stock Unit Award Agreements.

10.5*	Forms of 2009 Senior Management Performance-Based Class A Stock Option Award Agreements.

10.6*	Form of 2009 Senior Management Time-Based Restricted Stock Unit Award Agreement.

10.7*	Form of 2009 Senior Management Time-Based Class A Stock Option Award Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II
Dated: November 5, 2009	By:	/s/ Michael J. Ruane
Michael J. Ruane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.
Dated: November 5, 2009	By:	/s/ Michael J. Ruane
Michael J. Ruane
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Number	Document

10.1	Form of Amendment to the Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.2	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.3	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.4*	Forms of 2009 Senior Management Performance-Based Restricted Stock Unit Award Agreements.

10.5*	Forms of 2009 Senior Management Performance-Based Class A Stock Option Award Agreements.

10.6*	Form of 2009 Senior Management Time-Based Restricted Stock Unit Award Agreement.

10.7*	Form of 2009 Senior Management Time-Based Class A Stock Option Award Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael J. Ruane, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.