Form 10-K
period 2009-12-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2010-03-24
CIK 789388, 1337272, 1337274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Numbers:

SunGard Capital Corp.	000-53653
SunGard Capital Corp. II	000-53654
SunGard Data Systems Inc.	001-12989

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

Restricted Stock Units Granting Conditional Rights to Units Consisting of:

Class A Common Stock of SunGard Capital Corp., par value $0.001 per share,
Class L Common Stock of SunGard Capital Corp., par value $0.001 per share, and
Preferred Stock of SunGard Capital Corp. II, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☑ No ☐

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

SunGard Capital Corp. ☑	SunGard Capital Corp. II ☑	SunGard Data Systems Inc. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.
SunGard Capital Corp.II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☐ No ☑

The aggregate market value of the registrants’ voting stock held by nonaffiliates is zero. The registrants are privately held corporations.

The number of shares of the registrants’ common stock outstanding as of March 1, 2010:

SunGard Capital Corp.:	255,328,407 shares of Class A common stock and 28,369,759 shares of Class L common stock
SunGard Capital Corp. II:	100 shares of common stock
SunGard Data Systems Inc.:	100 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

This Annual Report on Form 10-K is a combined report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCCII are collectively referred to as the “Parent Companies.” Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Forward-Looking Statements

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We describe some of the factors that we believe could affect our results in ITEM 1A — RISK FACTORS. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

PART I

Item 1.	Business

Overview

We are one of the world’s leading software and technology services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education and the public sector. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software.

We serve more than 25,000 customers in more than 70 countries. We seek to establish long-term customer relationships by negotiating multi-year contracts and by emphasizing customer support and product quality and integration. We believe that we are one of the most efficient operators of mission-critical IT solutions as a result of the economies of scale we derive from serving multiple customers on shared platforms. Our revenue is highly diversified by customer and product, with no single customer accounting for more than 9% of our total revenue during any of the past three fiscal years. We estimate that approximately 90% of our revenue for the past three fiscal years was recurring in nature.

We operate our business in four segments:

Our Segments

Software & Processing
	Financial Systems	Higher Education	Public Sector	Availability Services

Revenue for the Year Ended December 31, 2009	• $3.1 billion	• $526 million	• $397 million	• $1.5 billion
Product and Service Offerings
•   Specialized software and processing solutions that automate the mission-critical business processes associated with trading securities, managing portfolios and accounting for investment assets, and consulting and IT management services
		• Specialized software and enterprise resource planning solutions, professional services, and consulting and IT management services to address the administrative, academic and community needs of higher education institutions	• Specialized software and enterprise resource planning and administrative solutions, public safety and justice solutions, K-12 student information solutions, and consulting and IT management services	• Recovery services and managed services, consulting, and business continuity management software that help companies maintain uninterrupted access to their mission-critical IT systems
Number of Customers	• 14,000	• 1,600	• 2,000	• 10,000
Primary Customers	• Financial services companies • Corporate and government treasury departments • Energy companies	• Higher education organizations around the world, including colleges, universities, campuses, foundations and state systems	• School districts • Central, federal, state and local governments • Public safety and justice agencies • Not-for-profit organizations	• IT departments of large, medium and small companies across virtually all industries, primarily in North America and Europe

We were acquired on August 11, 2005 in a leveraged buy-out by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (the “Transaction”). As a result of the Transaction, we are highly leveraged and our equity is no longer publicly traded.

To the extent required by Item 1 of Form 10-K, the information contained in ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Note 12 is hereby incorporated by reference into this ITEM 1.

Our Strengths

Leading franchise in attractive industries.  Built over many years, our business has leading positions and strong customer relationships in industries with attractive growth dynamics.

•	Leading industry positions. We believe that, within the highly fragmented global market for financial services IT software and services, the majority of businesses within our FS segment are leaders in the sectors in which they participate. We believe that HE and PS are both leading providers of software and services to higher education institutions and the public sector, respectively, and that AS is the pioneer and a leading provider in the information availability services industry.

•	Attractive industry dynamics. While the economic crisis and resulting recession has had a negative impact on the sectors in which we operate, we believe that, over the long term, our primary market segments continue to have strong growth potential. We believe that our FS business will benefit from several key industry dynamics: the shift from internal to outsourced IT spending, the shift from infrastructure to application software spending, and the general increase in IT spending associated with increasing compliance and regulatory requirements and customers’ increasing need for real-time information. We anticipate that our HE and PS businesses will benefit from favorable growth dynamics in higher education and public safety and justice IT spending. We believe that our AS business will continue to benefit from favorable growth in the small and medium business sector as well as in the managed services industry. We believe that our strong relationships with our customers in the relatively fragmented software and processing sectors that we serve and our extensive experience and the significant total capital that we have invested in AS help us to maintain leading positions. We believe that these factors should provide us with competitive advantages and enhance our growth potential.

Highly attractive business model.  We have substantial recurring revenue and a diversified customer base and generate significant operating cash flow.

•	Extensive portfolio of businesses with substantial recurring revenue. With a large portfolio of proprietary services and products in each of our four business segments, we have a diversified and stable business. We estimate that approximately 90% of our revenue for the past three fiscal years was recurring in nature. With the exception of our broker/dealer business, we believe that our FS revenue is more insulated from changes in trading and transaction volumes than the financial services industry at large because our FS customers generally pay us monthly fees that are based on metrics such as number of accounts, trades or transactions, users or number of hours of service. Our portfolio of solutions and the largely recurring nature of our revenue across all four of our segments have reduced volatility in our revenue and income from operations.

•	Diversified and stable customer base. Our customer base is highly diversified with no single customer accounting for more than 9% of total revenue during any of the last three fiscal years. Our base of more than 25,000 customers includes most of the world’s largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, higher education institutions, school districts, local governments and not-for-profit organizations. Our AS business serves customers across virtually all industries. In addition, our track record of helping our customers improve their operational efficiency, achieve high levels of availability and address regulatory requirements results in stable, long-term customer relationships.

•	Significant operating cash flow generation. With strong operating margins and relatively moderate capital-expenditure and working-capital investment needs, we generate significant operating cash flow. Our strong cash flow allows us to meet our significant debt-service requirements and make discretionary investments to grow the business, both by investing in new products and services and through acquisitions.

Experienced management team with track record of success with proper incentives.  Our management team fosters an entrepreneurial culture, has a long track record of operational excellence, has a proven ability to acquire and integrate complementary businesses, and is highly committed to our Company’s long-term success.

•	Long track record of operational excellence. We have a solid track record of performance consistent with internal financial targets. Our experienced senior executive officers have proven capabilities in both running a global business and managing numerous applications that are important to our customers. Our FS solutions account for and manage over $25 trillion in investment assets and process over 5 million transactions per day. In our HE business, 1,600 organizations including colleges, universities, campuses, foundations and state systems rely on our solutions. Our PS products are used by agencies that serve more than 140 million citizens in North America and 40 million citizens in the UK. Our AS business has had a 100% success rate in supporting customer recoveries since our inception.

•	Successful, disciplined acquisition program. To complement our organic growth, we have a highly disciplined program to identify, evaluate, execute and integrate acquisitions. We have completed over 170 acquisitions and overall have improved the operating performance of acquired businesses. Our ongoing acquisition program has contributed significantly to our long-term growth and success.

•	Experienced and committed management team. Our executive officers have on average more than 15 years of industry experience. Our senior managers have committed significant personal capital to our Company in connection with the Transaction.

Business Strategy

We are focused on expanding our position not only as a leading provider of software and processing solutions, but also as the provider of choice for a wide range of information availability services and managed services for IT-departments in companies across virtually all industries. Our operating and financial strategy emphasizes fiscal discipline, profitable revenue growth and significant operating cash flow generation. In pursuit of these objectives, we have implemented the following strategies:

Expand our industry-leading franchise.  We are constantly enhancing our product and service offerings across our portfolio of businesses, further building and leveraging our customer relationships, and looking to acquire complementary businesses at attractive valuations.

•	Enhance our product and service offerings. We continually support, upgrade and enhance our systems to incorporate new technology and meet the needs of our customers for increased operational efficiency and resilience. Our strong base of recurring revenue drives high operating margins that allow us to consistently reinvest in our products and services. In 2009 and 2008, software development expenses were 7% and 8%, respectively, of revenue from software and processing solutions. We continue to introduce innovative products and services in all four of our business segments. We believe that our focus on product enhancement and innovation will help us to increase our penetration of existing and new customers.

•	Extend our strong customer relationships. We focus on developing trusted, mutually beneficial, long-term relationships with our customers. We look to maximize cross-selling opportunities, increase our share of our customers’ total IT spending and maintain a high level of customer satisfaction. Our global account management program allows us to present a single face to our larger FS customers as well as better target potential cross-selling opportunities.

•	Acquire and integrate complementary businesses. We seek opportunistically to acquire businesses that broaden our existing product and service offerings, expand our customer base and strengthen our leadership positions, especially within the fragmented FS, HE and PS markets, and that will provide us with a suitable return on investment. Before committing to an acquisition, we devote significant resources to due diligence and to developing a post-acquisition integration plan, including the identification and quantification of potential cost savings and synergies.

Continue to enhance our attractive business model.  We continue to focus on maintaining our attractive business model and, in particular, increasing our recurring revenue base and implementing incremental operational improvements.

•	Increase our recurring revenue base. We strive to generate a high level of recurring revenue and stable cash flow from operations. We charge customers monthly subscription fees under multi-year contracts, and we continue to prefer such contracts because they offer high levels of revenue stability and visibility. Moreover, we believe that our high quality services and customized solutions help increase the level of integration and efficiency for our customers and reduce customer defections to other vendors or to in-house solutions.

•	Implement incremental operational improvements. We have identified opportunities to further increase revenue, reduce costs and improve cash flow from operations. These include the global account management program within FS, which stimulates cross-selling opportunities and enhances relationship management at our largest customers; the combination of our consulting services and technology services business units to form a global services organization which offers a broader range of services to our customers leveraging a global delivery model; the introduction of a customer relationship management system to enhance sales force automation in our AS business; the implementation of a software-as-a-service (SaaS) application development framework to help accelerate time-to-market and achieve flexible delivery of software solutions; and the consolidation of data centers within FS.

Enhance our performance-based culture.  We are focused on enhancing our performance-based culture. Our compensation programs are designed to be based primarily on achieving high performance goals. We continue to evaluate the competitiveness of our compensation plans in order to promote retention of key individuals in both our existing and acquired businesses.

Business Segment Overview

Financial Systems

FS provides mission-critical software and IT services to institutions in virtually every segment of the financial services industry. These systems automate the many complex processes associated primarily with managing investment portfolios and trading of and accounting for investment assets. These solutions address the processing requirements of a broad range of users within financial services. In addition, we also provide professional services that focus on application implementation and integration of these solutions and on custom software development. Since our inception, we have consistently enhanced our FS solutions to add new features, process new types of financial instruments, meet new regulatory requirements, incorporate new technologies and meet evolving customer demands.

We deliver many of our FS solutions as an application service provider, primarily from our data centers located in North America and Europe that customers access through the Internet or virtual private networks. We also deliver some of our FS solutions by licensing the software to customers for use on their own computers.

Our FS businesses are grouped internally into two divisions. The main distinction between the two divisions is that one division serves customers whose businesses are primarily in North America while the other division serves customers whose businesses are primarily international. The grouping of FS businesses in two divisions also takes into account the balance of management workload.

Americas Division:  The Americas division includes our Brokerage & Clearance, Corporations, Global Services, Insurance, Trading and Wealth Management businesses. It offers software solutions and strategic IT consulting to a broad range of users, including chief financial officers, compliance officers, custodians, insurers and reinsurers, plan administrators, registered investment advisors, treasurers, traders and wealth managers. These solutions help automate and manage the trading and processing requirements of banks, broker/dealers, insurance companies, pension companies, fiduciary trusts and other financial services firms primarily in North America.

International Division:  The International division includes our Alternative Investments, Banks, Capital Markets & Investment Banking, Global Trading and Institutional Asset Management businesses. It also includes our FS international distribution organization which on behalf of many of our FS businesses conducts business with customers in China, India, Japan, and the rest of Asia-Pacific, Central and Eastern Europe, the

Middle East, Africa and Latin America. The International division offers software solutions and strategic IT consulting to a broad range of users including asset managers, compliance officers, fund administrators, market makers and traders.

Our FS businesses in the Americas and International divisions are organized in the following customer-facing business areas:

Alternative Investments:  We offer solutions specifically designed for firms specializing in alternative investments. These solutions support multiple asset classes and their derivatives, including equities, foreign exchange, interest rates, credit, commodities and convertibles. Solutions include strategy-specific applications for convertible and capital structure arbitrage, global repurchase agreements, stock finance, and listed options trading. Our enterprise-wide, straight-through processing solutions meet the trading, risk management, and investor and portfolio accounting requirements of single- and multi-strategy institutions.

Banks:  We provide an integrated solution suite for asset/liability management, budgeting and planning, regulatory compliance, and profitability. Our products also manage all aspects of universal banking including back-office transaction processing, front-office multi-channel delivery, card management and payments.

Corporations:  Our solutions provide chief financial officers and treasurers with the ability to monitor cash flow in real time and with increased operational controls on treasury, receivables and payments functions. An end-to-end collaborative financial management framework gives chief financial officers and treasurers tools to help drive maximum value from working capital and reduce risk.

Brokerage & Clearance:  We are a leading provider of solutions for the global processing of securities and derivatives. These solutions support trade processing, clearing and accounting, helping brokerage and clearing firms streamline operations and control risk and cost. Our solutions provide centralized transactional databases, support cross-asset business functions, and offer consolidated views of accounts and risk management. These solutions help firms gain front-to-back operational efficiencies, realize advantages of scale and support business growth.

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

Global Services:  We deliver consulting, technology and professional services for financial services, energy organizations and corporations. Leveraging SunGard’s global delivery model, approximately 4,500 consultants and developers help customers achieve value from advanced technology, application management, business process management, business process outsourcing, information management, infrastructure management and testing services.

Global Trading:  We provide multi-asset, front- to back-office trading solutions for equities, fixed income, derivatives, FX and commodities on exchanges worldwide. These solutions support full lifecycle trading and trade processing activities including information services, market connectivity and order management that help improve trade efficiency and risk monitoring.

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

Insurance:  We provide IT solutions for the insurance industry in each of the following major business lines: life/health/annuities/pensions, property and casualty, reinsurance and asset management. Our software and services support functions from the front-office through the back-office — from customer service and policy administration to actuarial calculations, financial and investment accounting, and reporting.

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

Higher Education

In HE, we provide software solutions, strategic and systems integration consulting, and technology management services to colleges and universities, including community colleges, liberal arts colleges, public universities, foundations, state systems, central and district offices, and international institutions, to help them support communities of learners. Higher education institutions rely on our broad portfolio of solutions and expert guidance to find better ways to teach, learn, manage and connect with their constituents. Our Open Digital Campus strategy combines our deep expertise in higher education with alternative delivery models, modular software components, and modern technologies that help universities and colleges design and build their next-generation digital campuses. Our solutions include administration and enterprise resource planning, advancement, IT management and outsourcing, portal and communication tools, performance management, enrollment management, academic performance and strategic planning.

Public Sector

In PS, we provide software and processing solutions designed to meet the specialized needs of central, federal, state and local governments, public safety and justice agencies, public schools, utilities, nonprofits, and other public sector institutions. Our systems and services help institutions improve the efficiency of their operations and utilize the Web and wireless technologies in serving their constituents. Our PS products support a range of specialized enterprise resource planning and administrative solutions for functions such as accounting, human resources, payroll, utility billing, land management, public safety and criminal justice, and IT managed services.

Availability Services

In AS, we help our customers improve the resilience of mission critical systems. We do this by designing, implementing and managing cost-effective solutions using people, process and technology to address enterprise IT availability needs. Since we pioneered commercial disaster recovery in the 1970s, we believe that our specialization in information availability solutions, together with our experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, have uniquely positioned us to meet customers’ varied needs in an environment in which businesses are critically dependent on availability of IT. We have a comprehensive portfolio of services that extend from always ready standby services to high availability advanced recovery services and always on production and managed services, including planning and provisioning of private and public cloud computing and software-as-a-service (SaaS) platforms. We also provide business continuity management software and consulting services to help our customers design, implement and maintain plans to protect their central business systems. To serve our 10,000 AS customers, we have 5,000,000 square feet of operations space at over 80 facilities in nine countries and a global network of approximately 25,000 miles. Since our inception, we have had a 100% success rate helping our customers recover from unplanned interruptions resulting from major disasters including the Gulf Coast hurricanes in 2008, widespread flooding in the U.K. in 2007, hurricane Katrina and Gulf Coast hurricanes in 2005, Florida hurricanes in 2004, the Northeast U.S. blackout in 2003 and the terrorist attacks of September 11, 2001.

We provide the following four categories of services: recovery services, managed services, consulting services and business continuity management software. They can be purchased independently or collectively, depending on the customer’s requirements. Although recovery services remain our principal revenue generating services, managed services, consulting and business continuity management software increasingly account for a greater percentage of our new sales. Because advanced recovery and managed services are often unique to individual customers and utilize a greater proportion of dedicated (versus shared) resources, they typically require modestly more capital expenditures and command a somewhat lower operating margin rate than traditional systems recovery services. The combination of all of these services provides our customers with a total, end-to-end IT operations and information availability management solution.

Recovery Services:  AS helps customers maintain access to the information and computer systems they need to run their businesses by providing cost-effective solutions to keep IT systems operational and secure in the event of an unplanned business disruption. These business disruptions can range from man-made events (e.g. power outages, telecommunications disruptions and acts of terrorism) to natural disasters (e.g. floods, hurricanes and earthquakes). AS offers a complete range of recovery services, depending on the length of time deemed acceptable by customers for IT systems outage — ranging from minutes (for mission-critical applications) to several hours or several days (for non-mission-critical applications). We deliver these services using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers, which results in economies of scale for us and cost-effectiveness for our customers. These shared services range from basic standby systems recovery services, workforce continuity services, and mobile recovery options to blended “advanced recovery” or “high availability” solutions that typically combine systems recovery services with dedicated data storage resources that allow customers to replicate data to one of our sites, helping them minimize data loss and reduce recovery times.

Managed Services:  AS provides IT infrastructure and production services that customers use to run their businesses on a day-to-day basis. These services range from co-located IT infrastructure (e.g., where AS provides data center space, power, cooling and network connectivity) to fully managed infrastructure services (e.g., where AS fully manages the daily operation of a customer’s IT infrastructure). AS can also provide managed services at the customer’s data center. Some managed services require dedicated processors, servers, storage devices, networks and other resources, which are either obtained by the customer or provided by us for the customer’s exclusive use. Other managed services are provided on shared infrastructure. Managed services are designed in a flexible manner that allow customers to choose the services they need from a menu of options delivered on pre-agreed schedules or on an on-demand basis. Therefore, the combination of selected managed services is unique to each customer, with solutions crafted to meet that customer’s specific needs. Managed services help customers augment their IT resources and skills without having to hire full-time internal IT staff and invest in infrastructure that is not fully used all the time. In 2010, we expect to launch enterprise-grade cloud computing services in North America building on our expertise in information availability and managed services.

Consulting Services:  AS offers consulting services to help customers solve critical business continuity and IT infrastructure problems including business continuity, data storage and management, information security, and numerous categories of IT infrastructure operations.

Business Continuity Management Software:  AS offers software solutions that help customers operate a comprehensive and professional business continuity plan across their enterprise and enable ongoing business operations in a crisis. AS software has flexible modular solutions that allow customers to add functionality as required. Modules are available to support business impact analysis, business continuity planning, incident response and emergency notification. The software solution leverages a common platform for data consistency, as well as standardized reporting for seamless automation of the business continuity process.

Acquisitions

To complement our organic growth, we have a highly disciplined program to identify, evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2009, we spent approximately $12 million in cash to acquire three businesses.

The following table lists the businesses we acquired in 2009:

Acquired Company/Business	Date Acquired	Description

Performance Pathways, Inc.	03/01/09	Student assessment and curriculum solutions for K-12 school districts.
Genix Systems AG	04/01/09	Integrated CRM solution primarily for private banking in Switzerland and Luxembourg.
Ice Risk	05/04/09	Front-end real-time risk solution for commodities marketplace.

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

Our expenditures for software development during the years ended December 31, 2007, 2008 and 2009, including amounts that were capitalized, totaled approximately $297 million, $325 million and $318 million, respectively. In 2007, 2008 and 2009, software development expenses were 8%, 8% and 7%, respectively, of revenue from software and processing solutions. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our FS and HE solutions are marketed throughout North America and Western Europe and many are marketed worldwide, including Asia-Pacific, Central and Eastern Europe, the Middle East, Africa and Latin America. Our AS and PS solutions are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our revenue from sales outside the United States during the years ended December 31, 2007, 2008 and 2009 totaled approximately $1.48 billion, $1.64 billion and $1.67 billion, respectively.

Brand and Intellectual Property

We own registered marks for the SUNGARD name and own or have applied for trademark registrations for many of our services and software products.

To protect our proprietary services and software, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We have a few registrations of our copyrights and a number of patents and patent applications pending. We will continue to apply for software and business method patents on a case-by-case basis and will continue to monitor ongoing developments in the evolving software and business method patent field (see ITEM 1A — RISK FACTORS).

Competition

Because most of our computer services and software solutions are specialized and technical in nature, most of the niche areas in which we compete have a relatively small number of significant competitors. Some of our existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than we have (see ITEM 1A — RISK FACTORS).

Financial Systems.  In our FS business, we compete with numerous other data processing and software vendors that may be broadly categorized into two groups. The first group is comprised of specialized financial systems companies that are much smaller than we are. The second group is comprised of large computer services companies whose principal businesses are not in the financial systems area, some of which are also active acquirors. We also face competition from the internal processing and IT departments of our customers and prospects. The key competitive factors in marketing financial systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise, total cost of ownership and return on investment. We believe that we compete effectively with respect to each of these factors and that our leadership, reputation and experience in this business are important competitive advantages.

Higher Education and Public Sector.  In our HE and PS businesses, we compete with a variety of other vendors depending upon customer characteristics such as size, type, location, computing environment and functional requirements. For example, different competitors serve educational institutions and government agencies of different sizes or types and in different states or geographic regions. Competitors in these businesses range from larger providers of generic enterprise resource planning systems to smaller providers of specialized applications and technologies. We also compete with outsourcers and systems integrators, as well as the internal processing and information technology departments of our customers and prospective customers. The key competitive factors in marketing higher education and public sector systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, degree of responsiveness, level of software development expertise and overall net cost. We believe that we compete effectively on each of these factors and that our leadership, reputation and experience in these businesses are important competitive advantages.

Availability Services.  In our AS business, our greatest source of competition for recovery and advanced recovery services is in-house dedicated solutions, which are solutions that our customers or prospective customers develop and maintain internally instead of purchasing from a vendor such as us. Historically, our single largest commercial competitor in the AS business for recovery and advanced recovery services has been IBM Corporation, which we believe is the only company other than ours that currently provides the full continuum of information availability services. We also face competition from specialized vendors, including hardware manufacturers, data-replication and virtualization software companies, outsourcers, managed hosting companies, IT services companies and telecommunications companies. Competition among managed or data center service providers is fragmented across various competitor types, such as major telecommunication providers, carrier neutral managed services providers, real estate investment trusts, IT outsourcers and regional colocation providers. We believe that we compete effectively with respect to the key competitive dimensions in the information availability industry, namely economies of scale, quality of infrastructure, scope and quality of services, including breadth of hardware platforms and network capacity, level and quality of customer support, level of technical expertise, vendor neutrality and price. We also believe that our experience and reputation as an innovator in information availability solutions, our proven track record, our financial stability and our ability to provide the entire portfolio of information availability services as a single vendor solution are important competitive advantages.

Employees

As of December 31, 2009, we had approximately 20,700 employees. We believe that our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we believe that we have been able to retain and attract highly qualified personnel (see ITEM 1A — RISK FACTORS). We believe that our employee relations are excellent.

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

During 2009, we produced our first Sustainability Report. We have been collecting data since 2008 to establish a baseline carbon footprint. The primary sources of our carbon footprint are the electricity that we use to power our data centers and office facilities and the air travel that we undertake in the course of doing business. SunGard is a large consumer of electricity in our 5,000,000 square feet of data center and operations space. In our Availability Services business, we track and manage our utility bills in the U.S. and have installed Internet meters in the U.K. We track and report our carbon footprint using an environmental management system. For further information, please refer to SunGard’s 2008 Sustainability Report which is available at http://sungard.com/aboutsungard/corporateresponsibility.aspx.

We also continued our partnerships with the World Business Council on Sustainable Development, The Green Grid organization and the Corporate Eco-Forum as part of our objective to work with companies across industries to implement best practices. We are a signatory to the Bali, Poznan and Copenhagen communiqués of the Prince of Wales’s Corporate Leaders Group on Climate Change, and we are also partners of the Prince’s Rainforest Project. During 2009, we also participated in the Environmental Defense Fund’s Climate Corps program as part of Kohlberg Kravis Roberts’ Green Portfolio Project.

Item 1A.	Risk Factors

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	our high degree of debt-related leverage;

•	general economic and market conditions;

•	the condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the trend in information availability toward solutions utilizing more dedicated resources;

•	the market and credit risks associated with clearing broker operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business;

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents;

•	a material weakness in our internal controls; and

•	unanticipated changes in our tax provision or the adoption of new tax legislation.

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

Our high degree of debt-related leverage could have important consequences, including:

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

When there is a slowdown or downturn in the economy, a drop in stock market levels or trading volumes, or an event that disrupts the financial markets, our business and financial results may suffer for a number of reasons. Customers may react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their IT spending. In addition, customers may curtail or discontinue trading operations, delay or cancel IT projects, or seek to lower their costs by renegotiating vendor contracts. Also, customers with excess IT resources may choose to take their information availability solutions in-house rather than obtain those solutions from us. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers to lower cost solutions. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results. Because our financial performance tends to lag behind fluctuations in the economy, our recovery from any particular downturn in the economy may not occur until after economic conditions have generally improved.

Our business depends to a significant degree on the financial services industry, and a weakening of, or further consolidation in, the financial services industry could adversely affect our business and results of operations.

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

Part of our growth strategy is to pursue additional acquisitions in the future. There can be no assurance that our acquisition program will continue to be successful. In addition, we may finance any future acquisition with debt, which would increase our overall levels of indebtedness and related interest costs. If we are unable to successfully integrate and manage acquired businesses, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected, be subject to an adverse litigation outcome or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may have to write off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities (including assumed liabilities not fully indemnified by the seller) in connection with acquisitions.

If we are unable to identify suitable acquisition candidates and successfully complete acquisitions, our growth may be adversely affected.

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

Our application service provider systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our trading and brokerage and clearance systems maintain account and trading information for our customers and their clients, and our wealth management and insurance systems maintain investor account information for retirement plans, insurance policies and mutual funds. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

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

Our business may suffer if we do not successfully adapt our products and services to changes in technology and changes in our customers’ businesses. These changes can occur rapidly and at unpredictable intervals and we may not be able to respond adequately. If we do not successfully update and integrate our products and services to adapt to these changes, or if we do not successfully develop new products and services needed by our customers to keep pace with these changes, then our business and financial results may suffer. Our ability to keep up with technology and business changes is subject to a number of risks and we may find it difficult or costly to, among other things:

•	update our products and services and to develop new products fast enough to meet our customers’ needs;

•	make some features of our products and services work effectively and securely over the Internet;

•	integrate more of our FS solutions;

•	update our products and services to keep pace with business, regulatory and other developments in the financial services industry, where many of our customers operate; and

•	update our services to keep pace with advancements in hardware, software and telecommunications technology.

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

Customers taking their information availability solutions in-house may continue to create pressure on our organic revenue growth rate.

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

We are exposed to certain risks relating to the execution and clearance services provided by our brokerage operations to retail customers, institutional clients (including hedge funds and other broker/dealers), and proprietary traders. These risks include, but are not limited to, customers failing to pay for securities commitments in the marketplace, trading errors, the inability or failure to settle trades, and trade execution or clearance systems failures. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we cannot limit our liability for trading losses even when we are not at fault. As a result we may suffer losses that are disproportionate to the relatively modest profit contributions of this business.

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our HE and PS businesses.

Certain of our customer contracts, particularly those with governments, institutions of higher education and school districts, may be partly or completely terminated by the customer due to budget cuts or sometimes for any reason at all. These types of clauses are often called “fiscal funding” or “termination for convenience” clauses. If a customer exercises one of these clauses, the customer would be obligated to pay for the services we performed up to the date of exercise, but would not have to pay for any further services. In addition, governments, institutions of higher education and school districts may require contract terms that differ from our standard terms. While we have not been materially affected by exercises of these clauses in the past or other unusual terms, we may be in the future. If customers that collectively represent a substantial portion of our revenue were to invoke the fiscal funding or termination for convenience clauses of their contracts, our future business and results of operations could be adversely affected.

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

If we are unable to keep existing customers satisfied, sell additional products and services to existing customers or attract new customers, then our business and financial results may suffer. A variety of factors could affect our ability to successfully retain and attract customers, including the level of demand for our products and services, the level of customer spending for information technology, the level of competition from customers that develop their own solutions internally and from other vendors, the quality of our customer service, our ability to update our products and develop new products and services needed by customers, and our ability to integrate and manage acquired businesses. Further, the markets in which we operate are highly competitive and we may not be able to compete effectively. Our services revenue, which has been largely recurring in nature, comes from the sale of our products and services under fixed-term contracts. We do not have a unilateral right to extend these contracts when they expire. Revenue from our broker/dealer businesses is not subject to minimum or ongoing contractual commitments on the part of brokerage customers. If customers cancel or refuse to renew their contracts, or if customers reduce the usage levels or asset values under their contracts, there could be a material adverse effect on our business and financial results.

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

A portion of our revenue is generated outside the United States, primarily from customers located in the United Kingdom and Continental Europe. Over the past few years we have expanded our operations in India and acquired businesses in China and Singapore in an effort to increase our presence throughout Asia Pacific. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable foreign tax law and potentially adverse tax law changes;

•	significant adverse changes in foreign currency exchange rates;

•	longer accounts receivable cycles;

•	managing a geographically dispersed workforce; and

•	difficulties associated with repatriating cash in a tax-efficient manner.

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

The private equity firms that acquired the Company (“Sponsors”) control us and may have conflicts of interest with us.

Investment funds associated with or designated by the Sponsors indirectly own, through their ownership in the Parent Companies, a substantial portion of our capital stock. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether noteholders believe that any such transaction is in their own best interests. For example, the Sponsors could cause us to make acquisitions or pay dividends that increase the amount of indebtedness that is secured or that is senior to our senior subordinated notes or to sell assets.

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

The software industry is characterized by the existence of a large number of patents and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Some of our competitors or other third parties may have been more aggressive than us in applying for or obtaining patent protection for innovative proprietary technologies both in the United States and internationally. In addition, we use a limited amount of open source software in our products and may use more open source software in the future. Because open source software is developed by numerous independent parties over whom we exercise no supervision or control, allegations of infringement for using open source software are possible. Although we monitor our use and our suppliers’ use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Further, the complexities of our quarter- and year-end closing processes increase the risk that a weakness in internal controls over financial reporting may go undetected. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results.

Unanticipated changes in our tax provision or the adoption of new tax legislation could affect our profitability or cash flow.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. We regularly are under audit by tax authorities. Although we believe our tax provision is reasonable, the final determination of our tax liability could be materially different from our historical income tax provisions, which could have a material effect on our financial position, results of operations or cash flows. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have an adverse effect on our business and financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased Availability Services facilities in Philadelphia, Pennsylvania (640,000 square feet), Carlstadt, New Jersey (578,600 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey; Birmingham, Alabama; Burlington, Massachusetts; Hopkins, Minnesota; Ridgefield, New Jersey; and Wayne, Pennsylvania. We believe that our leased and owned facilities are adequate for our present operations.

Item 3.	Legal Proceedings

We are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

See ITEM 7, “Liquidity and Capital Resources — Covenant Compliance” for a description of restrictions on our ability to pay dividends.

Item 6.	Selected Financial Data

SunGard Capital Corp. (1)

	For the period from
	August 11, 2005 through
Income Statement Data (2) (3)	December 31, 2005(1)	2006	2007	2008	2009
	(In millions)

Revenue	$1,631	$4,323	$4,901	$5,596	$5,508
Income (loss) from operations	198	532	630	469	(576)
Net loss	(29)	(116)	(60)	(242)	(1,117)

Balance Sheet Data (2)	2005	2006	2007	2008	2009
	(In millions)

Total assets	$14,589	$14,682	$14,842	$15,778	$13,980
Total short-term and long-term debt	7,429	7,439	7,485	8,875	8,315
Equity	3,389	3,394	3,384	2,869	1,914

SunGard Capital Corp. II (1)

	For the period from
	August 11, 2005 through
Income Statement Data (2) (3)	December 31, 2005(1)	2006	2007	2008	2009
	(In millions)

Revenue	$1,631	$4,323	$4,901	$5,596	$5,508
Income (loss) from operations	198	532	631	470	(576)
Net loss	(29)	(118)	(60)	(242)	(1,118)

Balance Sheet Data (2)	2005	2006	2007	2008	2009
	(In millions)

Total assets	$14,587	$14,673	$14,840	$15,778	$13,980
Total short-term and long-term debt	7,429	7,439	7,485	8,875	8,315
Stockholders’ equity	3,521	3,524	3,505	3,011	2,026

SunGard Data Systems Inc.

	Predecessor	Successor
	January 1	August 11	Combined(1)
	through	through	Year Ended
	August 10,	December 31,	December 31,	Successor
Income Statement Data (2)(3)	2005	2005	2005	2006	2007	2008	2009
	(In millions)
Revenue	$2,371	$1,631	$4,002	$4,323	$4,901	$5,596	$5,508
Income (loss) from operations	296	197	493	532	631	470	(576)
Net income (loss)	146	(29)	117	(118)	(60)	(242)	(1,118)

	Successor
Balance Sheet Data(2)	2005	2006	2007	2008	2009
	(In millions)

Total assets	$14,587	$14,671	$14,840	$15,778	$13,980
Total short-term and long-term debt	7,429	7,439	7,485	8,875	8,315
Stockholders’ equity	3,572	3,574	3,556	3,063	2,067

(1)	SunGard Capital Corp. (“SCC”) and SunGard Capital Corp. II (“SCCII”) were created in 2005 for the purpose of acquiring SunGard Data Systems Inc. (“SunGard”) which occurred on August 11, 2005 (the “Transaction”). SunGard’s combined results for the year ended December 31, 2005 represent the addition of the Predecessor period from January 1, 2005 through August 10, 2005 and the Successor period from August 11, 2005 through December 31, 2005. This combination does not comply with generally accepted accounting principles or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results.

(2)	Includes the effect of business acquisitions and dispositions from the date of each event. There were eleven acquisitions in 2005, ten acquisitions in 2006, eleven acquisitions in 2007, six acquisitions in 2008 and three acquisitions in 2009. Three businesses were sold in 2006, four businesses were sold in 2008 and two businesses were sold in 2009.

(3)	The period from January 1, 2005 through August 10, 2005 includes $59 million of accounting, investment banking, legal and other costs associated with the Transaction and the abandoned spin-off of SunGard Availability Services as well as $59 million resulting from the acceleration of vesting of stock options and restricted stock.

The period from August 11, 2005 through December 31, 2005 includes $18 million consisting primarily of payroll taxes and certain compensation expenses related to the Transaction.

2007 includes expense of $28 million associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

2008 includes a goodwill impairment charge of $128 million, intangible asset write-offs of $67 million and foreign currency losses and unused alternative financing commitment fees associated with the acquisition of GL TRADE S.A. of $17 million.

2009 includes a goodwill impairment charge of $1.13 billion and intangible asset write-offs of $35 million.

See Notes 1, 2 and 6 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the world’s leading software and technology services companies. We provide software and processing solutions to institutions throughout the financial services industry, higher education, and the public sector; and we help enterprises of all types maintain the continuity of their business through information availability services. We support more than 25,000 customers in over 70 countries. We operate our business in four segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). Our FS segment primarily serves financial services companies, corporate and government treasury departments and energy companies. Our HE segment primarily serves higher education institutions. Our PS segment primarily serves state and local governments and not-for-profit organizations. Our AS segment serves IT-dependent companies across virtually all industries.

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 in a leveraged buy-out by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (the “Transaction”).

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp (“SCC”). SCCII and SCC are collectively referred to as the “Parent Companies.” All four of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.”

In FS, we primarily serve financial services companies through a broad range of complementary software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the business processes associated with trading securities, managing portfolios and accounting for investment assets.

In HE, we primarily provide software, strategic and systems integration consulting, and technology management services to higher education organizations around the world, including colleges, universities, campuses, foundations and state systems. HE solutions include administration, advancement, IT management, performance management, enrollment management, academic performance and strategic planning.

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

Global Economic Conditions

Current instability in the worldwide financial markets, including volatility in and disruption of the credit markets, has resulted in uncertain economic conditions. Late in 2008, a global financial crisis triggered unprecedented market volatility and depressed economic growth. In 2009, the markets began to slowly stabilize as the year progressed, but have not returned to pre-crisis levels.

Our results of operations typically trail current economic activity, largely due to the multi-year contracts that generate the majority of our revenue. We participate in financial services, higher education and public sector markets and, in our availability services business, across a broad cross-section of industries. We also participate in most major geographic markets around the world. Each of these markets, to varying degrees, has experienced some disruption. The results in 2009 reflect the impact of these challenging economic conditions. In response, we have right-sized our expense base in line with expected revenue opportunities but have continued to invest in capital spending, product development and to opportunistically acquire technology through acquisitions.

The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted. Also, the following discussion includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements and related footnotes and the discussion above of certain risks and uncertainties (see ITEM 1A — RISK FACTORS) that could cause future operating results to differ materially from historical results or the expected results indicated by forward-looking statements.

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

The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. In connection with our determination of fair values for the Transaction and for other significant acquisitions, we engage independent appraisal firms to assist us with the valuation of intangible (and certain tangible) assets acquired and certain assumed obligations.

We periodically review carrying values and useful lives of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, or significant negative industry or economic trends. When we determine that the carrying value of a group of assets may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group are compared to the carrying value of the asset group. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset group and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset group is impaired, we make assumptions regarding recoverability of costs, estimated future cash flows from the assets, intended use of the assets and other relevant factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

We are required to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. We complete our annual goodwill impairment test as of July 1. In step one, the estimated fair value of each reporting unit is compared to its carrying value. If there is a deficiency (the estimated fair value is less than the carrying value), a step two test is required. In step two, the amount of any goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

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

Based on an evaluation of 2009 year-end results and a reduction in the revenue growth outlook for the AS business, we concluded that AS had experienced a triggering event in its North American reporting unit (AS NA), one of two reporting units identified in the July 1 annual impairment test where the excess of the estimated fair value over the carrying value was less than 10%. None of our other reporting units experienced a triggering event. We first evaluated AS NA’s long-lived assets, primarily the customer base and property and equipment, for impairment. In performing the impairment tests for the long-lived assets, we estimated the undiscounted cash flows over the remaining useful lives of the customer base and compared the results to the carrying value of the asset groups. There was no impairment of the long-lived assets.

Next, in performing the goodwill impairment test, we estimated the fair value of AS NA by a combination of (i) estimation of the discounted cash flows based on projected earnings in the future using a discount factor that reflects the risk inherent in the projected cash flows (the income approach) and (ii) analysis of comparable companies’ market multiples (the market approach). The projected cash flows of the business were lower, based on our evaluation of year-end results and lower growth rates, than those used in the July 1 impairment test. The projections reflect estimated growth rates in the recovery and managed services businesses within AS NA, the impact of continued investment in products, cost savings initiatives and capital spending assumptions associated with the growth in these businesses. We used the same risk-adjusted discount rate in the December 31 test as was used in the July 1 test. As a result, we determined that the carrying value of AS NA was in excess of its fair value. In completing the step 2 test to determine the implied fair value of AS NA’s goodwill and therefore the amount of impairment, we first determined the fair value of the tangible and intangible assets and liabilities with the assistance of an external valuation firm. Based on the testing performed, we determined that the carrying value of AS NA’s goodwill exceeded its implied fair value by $1.13 billion and recorded a goodwill impairment charge for this amount. Our total remaining goodwill balance at December 31, 2009 is $6.18 billion.

After consideration of the AS NA impairment, we have two reporting units, including AS NA, whose goodwill balances total $1.13 billion at December 31, 2009, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 10%. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause these two reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired.

As a result of the change in the economic environment in the second half of 2008 and completion of the annual budgeting process, we completed an assessment of the recoverability of our goodwill in December 2008. In completing this review, we considered a number of factors, including a comparison of the budgeted revenue and profitability for 2009 to that included in the annual impairment test conducted as of July 1, 2008, and the amount by which the fair value of each reporting unit exceeded its carrying value in the 2008 impairment analysis, as well as qualitative factors such as the overall economy’s effect on each reporting unit. Based on that review, we concluded that the entire enterprise did not experience a triggering event that would require an impairment analysis of all of our reporting units, but that some reporting units required further impairment analysis. Based on this further analysis, we concluded that the decline in expected future cash flows in one of our PS reporting units was sufficient to result in an impairment of goodwill of $128 million.

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

For fixed-fee professional services contracts, services revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When contracts include both professional services and software and require a significant amount of program modification or customization, installation, systems integration or related services, the professional services and license revenue is recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.

License fees result from contracts that permit the customer to use our software products at its site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services, and there is not sufficient evidence of the fair value of each undelivered service element.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. Our ability to use the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise or release of the restricted stock unit. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that cannot be used, which could have a material effect on our financial results.

Results of Operations

We evaluate performance of our segments based on operating results before interest, income taxes, goodwill impairment charges, amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 12 of Notes to Consolidated Financial Statements).

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

					Percent			Percent
					Increase			Increase
	2007		2008		(Decrease)	2009		(Decrease)
		% of		% of	2008 vs.		% of	2009 vs.
		Revenue		Revenue	2007		Revenue	2008
	(In millions)

Revenue
Financial systems (FS)	$2,500	51%	$3,078	55%	23%	$3,068	56%	—%
Higher education (HE)	543	11%	540	10%	(1)%	526	10%	(3)%
Public sector systems (PS)	410	8%	411	7%	—%	397	7%	(3)%

Software & processing solutions	3,453	70%	4,029	72%	17%	3,991	72%	(1)%
Availability services (AS)	1,448	30%	1,567	28%	8%	1,517	28%	(3)%

	$4,901	100%	$5,596	100%	14%	$5,508	100%	(2)%

Costs and Expenses
Cost of sales and direct operating	$2,268	46%	$2,744	49%	21%	$2,709	49%	(1)%
Sales, marketing and administration	1,043	21%	1,152	21%	10%	1,112	20%	(3)%
Product development	271	6%	308	6%	14%	302	5%	(2)%
Depreciation and amortization	251	5%	278	5%	11%	291	5%	5%
Amortization of acquisition- related intangible assets	438	9%	515	9%	18%	540	10%	5%
Goodwill impairment charge and merger costs	—	—%	130	2%	—%	1,130	21%	769%

	$4,271	87%	$5,127	92%	20%	$6,084	110%	19%

Income from operations
Financial systems(1)	$525	21%	$608	20%	16%	$618	20%	2%
Higher education(1)	143	26%	130	24%	(9)%	138	26%	6%
Public sector systems(1)	84	20%	79	19%	(6)%	77	19%	(3)%

Software & processing solutions(1)	752	22%	817	20%	9%	833	21%	2%
Availability services(1)	428	30%	443	28%	4%	380	25%	(14)%
Corporate administration	(55)	(1)%	(51)	(1)%	7%	(57)	(1)%	(12)%
Amortization of acquisition- related intangible assets	(438)	(9)%	(515)	(9)%	(18)%	(540)	(10)%	(5)%
Goodwill impairment charge	—	—%	(128)	(2)%	—%	(1,126)	(20)%	(780)%
Stock Compensation expense	(32)	(1)%	(35)	(1)%	(9)%	(33)	(1)%	6%
Merger costs and other items(2)	(25)	(1)%	(62)	(1)%	(148)%	(33)	(1)%	47%

Income from operations	$630	13%	$469	8%	(26)%	$(576)	(10)%	(223)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software & Processing Solutions, and AS, respectively.

(2)	Merger costs and other items include merger costs, management fees paid to the Sponsors, purchase accounting adjustments, including in 2008 certain acquisition-related compensation expense, and, in 2007, an unfavorable arbitration award related to a customer dispute, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

					Percent			Percent
					Increase			Increase
	2007		2008		(Decrease)	2009		(Decrease)
		% of		% of	2008 vs.		% of	2009 vs.
		Revenue		Revenue	2007		Revenue	2008
	(In millions)

Financial Systems
Services	$2,155	44%	$2,737	49%	27%	$2,737	50%	—%
License and resale fees	232	5%	229	4%	(1)%	197	4%	(14)%

Total products and services	2,387	49%	2,966	53%	24%	2,934	53%	(1)%
Reimbursed expenses	113	2%	112	2%	(1)%	134	2%	20%

	$2,500	51%	$3,078	55%	23%	$3,068	56%	—%

Higher Education
Services	$435	9%	$453	8%	4%	$439	8%	(3)%
License and resale fees	98	2%	77	1%	(21)%	79	1%	3%

Total products and services	533	11%	530	9%	(1)%	518	9%	(2)%
Reimbursed expenses	10	—%	10	—%	—%	8	—%	(20)%

	$543	11%	$540	10%	(1)%	$526	10%	(3)%

Public Sector Systems
Services	$348	7%	$349	6%	—%	$289	5%	(17)%
License and resale fees	58	1%	57	1%	(2)%	104	2%	82%

Total products and services	406	8%	406	7%	—%	393	7%	(3)%
Reimbursed expenses	4	—%	5	—%	25%	4	—%	(20)%

	$410	8%	$411	7%	—%	$397	7%	(3)%

Software & Processing Solutions
Services	$2,938	60%	$3,539	63%	20%	$3,465	63%	(2)%
License and resale fees	388	8%	363	6%	(6)%	380	7%	5%

Total products and services	3,326	68%	3,902	70%	17%	3,845	70%	(1)%
Reimbursed expenses	127	3%	127	2%	—%	146	3%	15%

	$3,453	70%	$4,029	72%	17%	$3,991	72%	(1)%

Availability Services
Services	$1,426	29%	$1,544	28%	8%	$1,496	27%	(3)%
License and resale fees	8	—%	6	—%	(25)%	4	—%	(33)%

Total products and services	1,434	29%	1,550	28%	8%	1,500	27%	(3)%
Reimbursed expenses	14	—%	17	—%	21%	17	—%	—%

	$1,448	30%	$1,567	28%	8%	$1,517	28%	(3)%

Total Revenue
Services	$4,364	89%	$5,083	91%	16%	$4,961	90%	(2)%
License and resale fees	396	8%	369	7%	(7)%	384	7%	4%

Total products and services	4,760	97%	5,452	97%	15%	5,345	97%	(2)%
Reimbursed expenses	141	3%	144	3%	2%	163	3%	13%

	$4,901	100%	$5,596	100%	14%	$5,508	100%	(2)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Income from Operations:

Our total operating margin was -10% in 2009 and 8% in 2008 which included $1.13 billion and $128 million of goodwill impairment charges in AS in 2009 and PS in 2008, respectively. In addition to the increase in the goodwill impairment charges, the operating margin was also impacted by the decline in AS, a $33 million decrease in license fees and a $25 million increase in amortization of acquisition-related intangible assets, partially offset by margin improvement in our software and processing businesses primarily due to cost savings.

Financial Systems:

The FS operating margin was unchanged at 20% in each of 2009 and 2008. Margin improvement from cost savings initiatives, primarily in employee-related and consultant costs, was offset by a $30 million decrease in software license revenue and the reduced contribution from one of our trading systems businesses, a broker/dealer which has an inherently lower margin than our other FS businesses. The impact of this broker/dealer on FS operating margin is a decline of almost one margin point.

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

Higher Education:

The HE operating margin was 26% in 2009 compared to 24% in 2008. The operating margin increase is due to the impact of cost savings during the year, primarily in employee-related and consultant costs and professional services expenses.

The most important factors affecting the HE operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of government funding and endowments, and

•	the level of IT spending and its impact on the overall demand for professional services and software license sales.

Public Sector:

The PS operating margin was 19% in each of 2009 and 2008. The $2 million decrease is due primarily to a decrease in software license fees.

The most important factors affecting the PS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of government and school district funding, and

•	the level of IT spending and its impact on the overall demand for professional services and software license sales.

Availability Services:

The AS operating margin, excluding the goodwill impairment charge, was 25% in 2009 compared to 28% in 2008, primarily due to facility expansions, mostly in Europe, which increased the fixed cost base in advance of anticipated revenue growth, increases in employee-related costs, mostly in North America, increased depreciation and amortization, and the impact of a change in the mix of revenue from recovery services which typically use shared resources to managed services which use dedicated resources.

The most important factors affecting the AS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the timing and magnitude of equipment and facilities expenditures,

•	the level and success of new product development, and

•	the trend toward availability solutions utilizing more dedicated resources.

The margin rate of the AS European business is lower than the margin rate of the North American business due primarily to lower economies of scale in the distinct geographic markets served. However, the differential in the margins has narrowed over the past several years because of operational improvements in Europe and the growing proportion of managed services in North America.

Revenue:

Total revenue was $5.51 billion in 2009 compared to $5.60 billion in 2008. Included in 2009 was the full year impact from the acquisitions made in 2008 including the October 2008 acquisition of GL TRADE S.A. Organic revenue declined 3% primarily due to a decrease in professional services revenue in FS and HE. Organic revenue is defined as revenue from businesses owned for at least one year and adjusted for both the effects of businesses sold in the previous twelve months and the impact of currency exchange rates. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions, dispositions and by currency exchange rates.

Services revenue, which is largely recurring in nature, includes revenue from availability services, processing services, software support and rentals, professional services, broker/dealer fees and hardware rentals. Services revenue decreased to $4.96 billion from $5.08 billion, representing approximately 90% of total revenue in 2009 compared to 91% in 2008. The revenue decrease of $122 million in 2009 was mainly due to a decrease in professional services and processing revenue and the impact of changes in currency exchange rates offset in part by the increase in software rentals, primarily from FS acquired businesses. The year to year decline reflects a change in classification in PS from services revenue to license and resale fees of $36 million.

Professional services revenue was $800 million and $961 million in 2009 and 2008, respectively. The decrease was primarily in FS and HE and was the result of customers delaying or cancelling projects due to the economic climate, as well as completion of certain projects in 2008.

Revenue from license and resale fees was $384 million and $369 million for 2009 and 2008, respectively, and includes software license revenue of $233 million and $266 million, respectively. The year to year increase reflects a change in classification in PS from services revenue to license and resale fees of $36 million.

SunGard ended 2009 with a software license backlog of $35 million in FS, which consisted of signed contracts for licensed software that (i) at our election, was not shipped to the customer until 2010, (ii) we voluntarily extended payment terms or (iii) included products or services not yet deliverable and from which the license element cannot be separated. This revenue backlog will be recognized in future years, largely 2010.

Financial Systems:

FS revenue was $3.07 billion in 2009 compared to $3.08 billion in 2008. Organic revenue decreased by approximately 5% in 2009. 2009 included the full year impact from acquired businesses which mostly offset the decline in organic revenue, largely professional services.

Professional services revenue decreased $120 million or 18% to $533 million. Revenue from license and resale fees included software license revenue of $174 million and $204 million, respectively, in 2009 and 2008.

We expect a material decline in 2010 revenue in one of our trading systems businesses, a broker/dealer, as a result of changes in customer mix and lower levels of volatility. The customer mix is impacted by the market-wide dynamics by which active trading firms are opting to become broker/dealers and trade on their own behalf. Beginning in the first quarter of 2010, a major customer of this broker/dealer started trading on its own behalf. This broker/dealer business, which has an inherently lower margin than our other FS businesses, has driven organic revenue growth over the past three years.

Higher Education:

HE revenue was $526 million in 2009 compared to $540 million in 2008. The $14 million, or 3%, decrease was all organic and primarily due to a decline in professional services revenue, partially offset by an increase in maintenance and support revenue. Professional services revenue was $126 million in 2009 compared to $146 million in 2008. Software license fees were unchanged at $32 million in 2009.

Public Sector:

PS revenue was $397 million in 2009 compared to $411 million in 2008. Organic revenue increased approximately 2%. Revenue from license and resale fees included software license fees of $23 million and $25 million in 2009 and 2008, respectively.

Availability Services:

AS revenue was $1.52 billion in 2009 compared to $1.57 billion in 2008, a 3% decrease. AS organic revenue was unchanged in 2009. In North America, revenue decreased 1% overall and 2% organically where decreases in recovery services exceeded growth in managed services and professional services revenue. Revenue from license and resale fees included software license revenue of $4 million, a decrease of $2 million from the prior year. Revenue in Europe decreased 12%, but increased 2.5% organically.

Costs and Expenses:

Total costs increased to 110% of revenue in 2009 from 92% of 2008 revenue. Included in 2009 was a $1.13 billion impairment charge related to our AS business and 2008 included a $128 million impairment charge related to our PS business.

Cost of sales and direct operating expenses as a percentage of total revenue was 49% in each of 2009 and 2008. Lower employee-related and consultant expenses in our software and processing businesses were partially offset by increased costs from acquired businesses, net of a business sold in 2008.

The decrease in sales, marketing and administration expenses of $40 million was due primarily to decreased costs resulting from FS employee-related expenses partially offset by increased costs from acquired businesses, net of a business sold in 2008, and increases in FS facilities expense.

Because AS software development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. In 2009 and 2008, software development expenses were 7% and 8%, respectively, of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% in each of 2009 and 2008. The $13 million increase in 2009 was due primarily to capital expenditures supporting AS, FS and HE.

Amortization of acquisition-related intangible assets was 10% and 9% of total revenue in 2009 and 2008, respectively. During 2009, we shortened the remaining useful lives of certain intangible assets and also recorded impairment charges of our customer base and software assets of $18 million and $17 million, respectively. During 2008, we recorded impairment charges of our customer base, software and trade name assets of $47 million, $17 million and $3 million, respectively. These impairments are the result of reduced cash flow projections.

We recorded goodwill impairment charges of $1.13 billion in AS and $128 million in PS in 2009 and 2008, respectively. These impairments are described above.

Interest expense was $637 million in 2009 compared to $599 million in 2008. The increase is primarily due to increased borrowings from the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan and borrowings under our receivables facility, partially offset by decreased borrowings under our term loans and revolving credit facility, repayment of our senior notes due in January 2009 and interest rate decreases.

Other income was $15 million in 2009 compared to other expense of $93 million in 2008. The income in 2009 was due primarily to $14 million of foreign currency translation gains related to our Euro denominated term loan. In contrast, during 2008, currency translation related to those same Euro denominated term loans produced $46 million of foreign currency translation losses. Also incurred in 2008 were $25 million of losses on sales of receivables related to our terminated off-balance sheet receivables facility and $17 million of losses on Euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE.

We believe that our overall effective income tax rate is typically between 38% and 40%. The effective income tax rates for 2009 and 2008 were a tax benefit of 6% and a tax provision of 18%, respectively, reflecting nondeductible goodwill impairment charges in both years. The reported benefit from income taxes in 2009 includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

Accreted dividends on SCCII’s cumulative preferred stock were $180 million and $157 million in 2009 and 2008, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Income from Operations:

Our total operating margin decreased to 8% in 2008 from 13% in 2007 primarily due to a $128 million goodwill impairment charge in PS, intangible asset write-offs of $67 million and the decline in operating margins at each of our operating segments.

Financial Systems:

The FS operating margin was 20% in 2008, compared to 21% for the prior year period. The operating margin decline reflects the impact of the increase in revenue at one of our trading systems businesses which has an inherently lower margin, an increase in restructuring charges and an $11 million decrease in software license revenue.

Higher Education:

The HE operating margin was 24% in 2008 compared to 26% in 2007. The operating margin decline is due to a $15 million decrease in software license fees.

Public Sector:

The PS operating margin was 19% in 2008 compared to 20% in 2007. The operating margin decline is due primarily to the impact of significantly lower margins in the U.K. business and a $4 million decrease in software license fees.

Availability Services:

The AS operating margin was 28% in 2008 compared to 30% in 2007, primarily due to facility expansions in both North America and Europe, which increased the fixed cost base in advance of anticipated revenue growth.

Revenue:

Total revenue was $5.60 billion in 2008 compared to $4.90 billion in 2007. The increase in total revenue in 2008 is due primarily to organic revenue growth of approximately 10%, with trading volumes of one of our trading systems businesses adding six percentage points to the growth rate.

Services revenue increased to $5.08 billion from $4.36 billion, representing approximately 91% of total revenue in 2008 compared to 89% in 2007. The revenue increase of $719 million in 2008 was due primarily to organic revenue growth, mostly in FS, primarily coming from the broker/dealer mentioned above, and the impact of acquired revenue in FS and AS.

Professional services revenue was $961 million and $886 million in 2008 and 2007, respectively. The $75 million increase was due primarily to FS acquired and organic revenue.

Revenue from license and resale fees was $369 million and $396 million in 2008 and 2007, respectively, and includes software license revenue of $266 million and $293 million, respectively.

Financial Systems:

FS revenue was $3.08 billion in 2008 compared to $2.50 billion in 2007. Organic revenue growth was approximately 17% in 2008, with trading volumes of one of our trading systems businesses adding 12 percentage points to the growth rate.

Professional services revenue increased $63 million or 11%. Revenue from license and resale fees included software license revenue of $204 million and $214 million, respectively, in 2008 and 2007.

Higher Education:

HE revenue was $540 million in 2008 compared to $543 million in 2007. Services revenue increased $18 million, primarily from increases in software support revenue. Professional services revenue was $146 million in 2008, an increase of $7 million. In 2008, longer sales cycles caused software license fees and resale fees to decline by $15 million and $6 million, respectively. HE organic revenue decreased 1% in 2008.

Public Sector:

PS revenue was $411 million in 2008 compared to $410 million in 2007. Organic revenue increased approximately 2%. Software license fees were $25 million in 2008, a decrease of $4 million.

Availability Services:

AS revenue was $1.57 billion in 2008 compared to $1.45 billion in 2007, an 8% increase. AS organic revenue increased approximately 4% in 2008. In North America, revenue grew 10% overall and 3% organically as strong growth in managed services was offset in part by a decrease in basic and advanced recovery services. Revenue from license and resale fees included software license revenue of $6 million, an increase of $3 million from the prior year. Revenue in Europe grew 4% overall and 9% organically.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 49% and 46% in 2008 and 2007, respectively, largely the result of the higher volumes of the trading systems business previously mentioned. Also impacting the period were increased costs resulting from acquired businesses, an increase in FS and HE employee-related expenses supporting increased services revenue and an increase in AS facilities costs.

The increase in sales, marketing and administration expenses of $109 million was due primarily to increased costs resulting from acquired businesses, AS employee-related expenses and an insurance settlement in 2007, partially offset by decreases in HE and FS employee-related expenses and an unfavorable arbitration award in 2007 related to a customer dispute.

Because AS software development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. In 2008 and 2007, software development expenses were unchanged at 8% of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% in each of 2008 and 2007. The $27 million increase in 2008 was due primarily to capital expenditures supporting FS and AS and from the AS business acquired in the third quarter of 2007.

Amortization of acquisition-related intangible assets was 9% of total revenue for each of 2008 and 2007. Amortization of acquisition-related intangible assets increased $77 million in 2008 due primarily to the impact of recent acquisitions made by the Company and a $57 million increase in impairment charges.

We recorded a goodwill impairment charge of $128 million in PS in 2008. This impairment is described above.

Interest expense was $599 million in 2008 compared to $645 million in 2007. The decrease is primarily due to interest rate decreases and the redemption of the senior floating rate notes in 2007, partially offset by the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan and additional borrowings under our revolving credit facility.

Other expense increased $25 million in 2008 due primarily to increased foreign currency translation losses primarily related to our Euro denominated term loan and losses on Euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE, partially offset by $28 million of expense in 2007 associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

The effective income tax rates for 2008 and 2007 were -18% and 5%, respectively. The rate in 2008 reflects a nondeductible goodwill impairment charge as well as an increase to our income tax reserve for tax matters for open years, some of which are currently under audit. The rate in 2007 reflects a change in the mix of taxable income in various jurisdictions and limitations on our ability to utilize certain foreign tax credits.

Accreted dividends on SCCII’s cumulative preferred stock were $157 million and $139 million in 2008 and 2007, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

At December 31, 2009, cash and cash equivalents were $664 million, a decrease of $311 million from December 31, 2008, while availability under our revolving credit facility increased $321 million to $804 million. Approximately $65 million of cash and cash equivalents at December 31, 2009 relates to our broker/dealer operations, which are required to be held in accordance with the applicable regulatory requirements and are therefore not immediately available for general corporate use.

Cash flow from operations was $640 million in 2009 compared to cash flow from operations of $384 million in 2008. The increase in cash flow from operations is due primarily to a positive impact of approximately $287 million from the termination in 2008 of our off-balance sheet accounts receivable securitization program, offset by an increased use of cash, principally in working capital, in the balance of the business.

Net cash used in investing activities was $333 million in 2009 and $1.1 billion in 2008. During 2009, we spent $12 million for three acquisitions, whereas we spent $721 million for six acquisitions during 2008, including $546 million for the acquisition of GL TRADE in our FS business. Capital expenditures were $327 million in 2009 and $392 million in 2008.

In 2009, net cash used in financing activities was $629 million, primarily related to repayment at maturity of the $250 million senior secured notes and repayment of $500 million of borrowings under our revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees). In 2008, net cash provided by financing activities was $1.3 billion, the proceeds of which were used to fund the acquisition of GL TRADE, replace the liquidity provided by the terminated off-balance sheet accounts receivable securitization facility and repay $250 million of senior notes due in January 2009.

As a result of the Transaction (August 11, 2005), we are highly leveraged. See Note 5 of Notes to Consolidated Financial Statements, which contains a full description of our debt. Total debt outstanding as of December 31, 2009 was $8.32 billion, which consists of the following (in millions):

Senior Secured Credit Facility:
Secured revolving credit facility of —%	$—
Term loans, tranche A, effective interest rate of 3.24%	1,506
Term loans, tranche B, effective interest rate of 6.79%	2,717
Incremental term loan, effective interest rate of 6.75%	494

Total Senior Secured Credit Facility	4,717
Senior Notes due 2014 at 4.875%, net of discount of $16	234
Senior Notes due 2013 at 9.125%	1,600
Senior Subordinated Notes due 2015 at 10.25%	1,000
Senior Notes due 2015 at 10.625%, net of discount of $5	495
Secured accounts receivable facility, effective interest rate of 7.5%	250
Other, primarily acquisition purchase price and capital lease obligations	19

8,315
Short-term borrowings and current portion of long-term debt	(64)

Long-term debt	$8,251

As of December 31, 2009, SunGard’s senior secured credit facilities consist of (1) $1.43 billion of U.S. dollar-denominated tranche A term loans, $66 million of pound sterling-denominated tranche A term loans and $13 million of euro-denominated tranche A term loans, each maturing on February 28, 2014, (2) $2.48 billion of U.S. dollar-denominated tranche B term loans, $64 million of pound sterling-denominated tranche B term loans and $172 million of euro-denominated tranche B term loans, each maturing on February 28, 2016, (3) $494 million of U.S. dollar-denominated incremental term loans maturing on February 28, 2014 and (4) an $829 million revolving credit facility with $580 million of commitments terminating on May 11, 2013, and $249 million of commitments terminating on August 11, 2011. As of December 31, 2009, $804 million was available for borrowing under the revolving credit facility after giving effect to certain outstanding letters of credit.

In June 2009, SunGard amended and restated its existing Credit Agreement (“Amended Credit Agreement”) to (a) extend the maturity date of $2.5 billion of U.S. dollar-denominated term loans, £40 million of pound sterling-denominated term loans, and €120 million of Euro-denominated term loans from February 2014 to February 2016, (b) reduce existing revolving credit commitments to $829 million from $1 billion and extend the termination date of $580 million of those commitments to May 2013, and (c) amend certain other provisions including those related to negative and financial covenants.

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR or three-month LIBOR (0.23% and 0.25%, respectively, at December 31, 2009). The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of our interest rate swaps at December 31, 2009 follows:

				Interest
		Notional	Interest Rate	Rate
Inception	Maturity	Amount	Paid	Received
		(In millions)

February 2006	February 2011	$800	5.00%	LIBOR
January 2008	February 2011	$750	3.17%	LIBOR
February 2008	February 2010	$750	2.71%	LIBOR
January / February 2009	February 2012	$1,200	1.78%	LIBOR

Total/Weighted average interest rate		$3,500	3.01%

In early 2010, we entered into 3-year interest rate swaps that expire in May 2013 for an aggregate notional amount of $500 million under which we pay fixed interest payments (at 1.99%) for the term of the swaps and, in turn, receive variable interest payments based on three-month LIBOR rate.

In December 2008, SunGard terminated its off-balance sheet accounts receivable securitization program. Under the accounts receivable facility, eligible receivables were sold to third-party conduits through a wholly owned, bankruptcy remote, special purpose entity that is not consolidated for financial reporting purposes. SunGard serviced the receivables and charged a monthly servicing fee at market rates. The third-party conduits were sponsored by certain lenders under SunGard’s senior secured credit facilities.

In March 2009, SunGard entered into a syndicated three-year receivables facility. The facility limit is $317 million, which consists of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. At December 31, 2009, $181 million was drawn against the term loan commitment and $69 million was drawn against the revolving commitment, which represented the full amount available for borrowing based on the terms and conditions of the facility. At December 31, 2009, $689 million of accounts receivable secure the borrowings under the receivables facility.

Under the receivables facility, SunGard is generally required to pay interest on the amount of each advance at the one month LIBOR rate (with a floor of 3%) plus 4.50% per annum, which at December 31, 2009 was 7.5%. The facility is subject to a fee on the unused portion of 1.00% per annum. The receivables facility contains certain covenants, and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

At December 31, 2009, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $57 million, all of which could be due in the next 12 months. We do not expect to pay any of this amount in the next 12 months. We also have outstanding letters of credit and bid bonds that total approximately $39 million.

At December 31, 2009, our contractual obligations follow (in millions):

					2015
	Total	2010	2011 - 2012	2013 - 2014	and After

Short-term and long-term debt(1)	$8,315	$64	$350	$3,830	$4,071
Interest payments(2)	2,898	567	1,016	904	411
Operating leases	1,373	211	338	253	571
Purchase obligations(3)	288	118	107	58	5

	$12,874	$960	$1,811	$5,045	$5,058

(1)	The senior notes due 2014 and the senior notes due 2015 are recorded at $234 million and $495 million, respectively, as of December 31, 2009, reflecting the remaining unamortized discount. The $21 million discount at December 31, 2009 will be amortized and included in interest expense over the remaining periods to maturity.

(2)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the Tranche A secured term loan facility ($1,506 million at 3.24%), the Tranche B secured term loan facility ($2,717 million at 6.79%), the Incremental Term Loan ($494 million at 6.75%) and the secured accounts receivable facility ($250 million at 7.5%), each as of December 31, 2009. See Note 5 to Notes to Consolidated Financial Statements. The swap agreements entered into in early 2010 will increase the amount of interest payments in the table above by $4 million in 2010, $15 million in 2011-2012, and $4 million in 2013.

(3)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

We expect our cash on hand, cash flows from operations and availability under our revolving credit facility to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Depending on market conditions, the Company, its Sponsors and their affiliates, may from time to time repurchase debt securities issued by the Company, in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant Compliance

SunGard’s senior secured credit facilities and the indentures governing its senior notes due 2013 and 2015 and its senior subordinated notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Under the senior secured credit facilities, SunGard is required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2009, we are in compliance with the financial and nonfinancial covenants. While we believe that we will remain in compliance, our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will meet those ratios and tests.

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

The breach of covenants in SunGard’s senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under SunGard’s indentures. Additionally, under SunGard’s debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of SunGard’s ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, SunGard’s debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net loss, which is a GAAP measure of SunGard’s operating results, to Adjusted EBITDA as defined in SunGard’s debt agreements. The terms and related calculations are defined in the indentures.

	Year Ended December 31,
	2007	2008	2009
	(In millions)

Net loss	$(60)	$(242)	$(1,118)
Interest expense, net	626	581	630
Taxes	(3)	38	(73)
Depreciation and amortization	689	793	831
Goodwill impairment charge	—	128	1,126

EBITDA	1,252	1,298	1,396
Purchase accounting adjustments(1)	14	39	17
Non-cash charges(2)	37	35	36
Restructuring and other charges(3)	43	68	42
Acquired EBITDA, net of disposed EBITDA(4)	12	57	—
Pro forma expense savings related to acquisitions(5)	—	17	3
Other(6)	38	76	5

Adjusted EBITDA — Senior Secured Credit Facilities	1,396	1,590	1,499
Loss on sale of receivables(7)	29	25	—

Adjusted EBITDA — Senior Notes due 2013 and 2015 and Senior Subordinated Notes due 2015	$1,425	$1,615	$1,499

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(2)	Non-cash charges include stock-based compensation (see Note 9 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(3)	Restructuring and other charges include debt refinancing costs, severance and related payroll taxes, reserves to consolidate certain facilities, an unfavorable arbitration award related to a customer dispute, settlements with former owners of acquired companies, an insurance recovery and other expenses associated with acquisitions made by the Company.

(4)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(5)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(6)	Other includes gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the off-balance sheet accounts receivable securitization facility (terminated in December 2008).

(7)	The loss on sale of receivables under the off-balance sheet accounts receivable securitization facility (terminated in December 2008) is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2013 and 2015 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

SunGard’s covenant requirements and actual ratios for the year ended December 31, 2009 are as follows:

	Covenant
	Requirements		Actual Ratios

Senior secured credit facilities(1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.70	x	2.60	x

Maximum total debt to Adjusted EBITDA	6.25	x	4.99	x

Senior Notes due 2013 and 2015 and Senior Subordinated Notes due 2015(2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00	x	2.54	x

(1)	SunGard’s senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.70x for the four-quarter period ended December 31, 2009 and increasing over time to 1.80x by the end of 2010 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain noncash or nonrecurring interest expense. Beginning with the four-quarter period ending December 31, 2009, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of December 31, 2009, we had $4.72 billion outstanding under our term loan facilities and available commitments of $804 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for noncash interest.

Effect of Recent Accounting Pronouncements:

The Financial Accounting Standard Board issued new revenue recognition guidance for arrangements with multiple deliverables. The new guidance modifies the fair value requirements for revenue recognition by providing “best estimate of selling price” in addition to vendor specific objective evidence, or “VSOE”, and vendor objective evidence, now referred to as third-party evidence, or “TPE”, for determining the selling price of a deliverable. Since the Company will be able to use an estimate of the selling price for the deliverables in an arrangement, all deliverables will be separate units of accounting, provided (a) a delivered item has value to the customer on a standalone basis, and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method is no longer permitted. The new guidance is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this revenue guidance, but would not expect the guidance to have a material impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2009, we had total debt of $8.32 billion, including $4.97 billion of variable rate debt. We entered into interest rate swap agreements which fixed the interest rates for $3.5 billion of our variable rate debt. Swap agreements with a notional value of $800 million effectively fix our interest rates at 5.00% and expire in February 2011. Swap agreements expiring in February 2010 and 2011 each have a notional value of $750 million and, effectively, fix our interest rates at 2.71% and 3.17%, respectively. Swap agreements expiring in February 2012 have a notional value of $1.2 billion and effectively fix our interest rates at 1.78%. Our remaining variable rate debt of $1.47 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $15 million per year. Upon the expiration of each interest rate swap agreement in February 2010, 2011 and 2012, a 1% change in interest rates would result in a change in interest of approximately $22 million, $38 million and $50 million per year, respectively. See Note 5 of Notes to Consolidated Financial Statements.

In addition, at December 31, 2009, one of our U.K. subsidiaries, whose functional currency is the pound sterling, has $184 million of debt which is denominated in euros. A 10% change in the euro-pound sterling exchange rate would result in a charge or credit in the statement of operations of approximately $19 million.

During 2009, approximately 30% of our revenue was from customers outside the United States with approximately 71% of this revenue coming from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates.

Item 8.	Financial statements and Supplementary Data

SunGard Capital Corp.
SunGard Capital Corp. II
SunGard Data Systems Inc.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

SunGard Capital Corp.
SunGard Capital Corp. II
SunGard Data Systems Inc.

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. and its subsidiaries (“SCC”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of SCC’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, SCC changed the manner in which it accounts for noncontrolling (minority) interests as of January 1, 2009.

/s/  PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 24, 2010

To the Board of Directors and Stockholders of SunGard Capital Corp. II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. II and its subsidiaries (“SCCII”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of SCCII’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 24, 2010

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. and its subsidiaries (“SDS”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of SDS’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 24, 2010

SunGard Capital Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2009
	(In millions except share and per-share amounts)

ASSETS
Current:
Cash and cash equivalents	$975	$664
Trade receivables, less allowance for doubtful accounts of $15 and $49	701	955
Earned but unbilled receivables	81	181
Prepaid expenses and other current assets	122	189
Clearing broker assets	309	332
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	22

Total current assets	2,495	2,343
Property and equipment, less accumulated depreciation of $689 and $936	898	925
Software products, less accumulated amortization of $793 and $1,091	1,159	1,020
Customer base, less accumulated amortization of $668 and $954	2,616	2,294
Other intangible assets, less accumulated amortization of $29 and $24	207	195
Trade name, less accumulated amortization of $4 and $10	1,075	1,025
Goodwill	7,328	6,178

Total Assets	$15,778	$13,980

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$322	$64
Accounts payable	87	72
Accrued compensation and benefits	314	319
Accrued interest expense	159	146
Other accrued expenses	409	412
Clearing broker liabilities	310	294
Deferred revenue	977	1,040

Total current liabilities	2,578	2,347
Long-term debt	8,553	8,251
Deferred income taxes	1,595	1,318

Total liabilities	12,726	11,916

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	60	51
Class L common stock subject to a put option	111	88
Class A common stock subject to a put option	12	11
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $3,612 million and $4,151 million; 50,000,000 shares authorized, 28,472,965 and 28,613,930 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 256,260,680 and 257,529,758 shares issued	—	—
Capital in excess of par value	2,613	2,678
Treasury stock, 208,071 and 248,414 shares of Class L common stock; and 1,873,932 and 2,239,549 shares of Class A common stock	(24)	(27)
Accumulated deficit	(912)	(2,209)
Accumulated other comprehensive income	(219)	(121)

Total SunGard Capital Corp. stockholders’ equity	1,458	321
Noncontrolling interest in preferred stock of SCCII	1,411	1,593

Total equity	2,869	1,914

Total Liabilities and Equity	$15,778	$13,980

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2008	2009
	(In millions)

Revenue:
Services	$4,364	$5,083	$4,961
License and resale fees	396	369	384

Total products and services	4,760	5,452	5,345
Reimbursed expenses	141	144	163

	4,901	5,596	5,508

Costs and expenses:
Cost of sales and direct operating	2,268	2,744	2,709
Sales, marketing and administration	1,043	1,152	1,112
Product development	271	308	302
Depreciation and amortization	251	278	291
Amortization of acquisition-related intangible assets	438	515	540
Goodwill impairment charge and merger costs	—	130	1,130

	4,271	5,127	6,084

Income (loss) from operations	630	469	(576)
Interest income	20	18	7
Interest expense and amortization of deferred financing fees	(645)	(599)	(637)
Other income (expense)	(68)	(93)	15

Loss before income taxes	(63)	(205)	(1,191)
Benefit from (provision for) income taxes	3	(37)	74

Net loss	(60)	(242)	(1,117)
Income attributable to the noncontrolling interest (including $2 million, $4 million, and $5 million in temporary equity)	(139)	(157)	(180)

Net loss attributable to SunGard Capital Corp.	$(199)	$(399)	$(1,297)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2008	2009
	(In millions)

Cash flow from operations:
Net loss	$(60)	$(242)	$(1,117)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	689	793	831
Goodwill impairment charge	—	128	1,126
Deferred income tax benefit	(119)	(107)	(170)
Stock compensation expense	32	35	33
Amortization of deferred financing costs and debt discount	46	37	42
Other noncash items	14	50	(14)
Accounts receivable and other current assets	(20)	(339)	(63)
Accounts payable and accrued expenses	58	(32)	(56)
Clearing broker assets and liabilities, net	9	36	(39)
Deferred revenue	40	25	67

Cash flow from operations	689	384	640

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(265)	(721)	(13)
Cash paid for property and equipment and software	(307)	(392)	(327)
Other investing activities	8	4	7

Cash used in investment activities	(564)	(1,109)	(333)

Financing activities:
Cash received from issuance of common stock	1	3	4
Cash received from issuance of preferred stock	1	1	1
Cash received from stock subscription receivable	18	—	—
Cash received from other borrowings, net of fees	591	1,444	202
Cash used to repay debt	(623)	(119)	(827)
Cash used to purchase treasury stock	(13)	(18)	(6)
Other financing activities	(3)	(7)	(3)

Cash provided by (used in) financing activities	(28)	1,304	(629)

Effect of exchange rate changes on cash	6	(31)	11

Increase (decrease) in cash and cash equivalents	103	548	(311)
Beginning cash and cash equivalents	324	427	975

Ending cash and cash equivalents	$427	$975	$664

Supplemental information:
Interest paid	$643	$550	$596

Income taxes paid, net of refunds	$74	$134	$135

Acquired businesses:
Property and equipment	$40	$14	$—
Software products	68	133	10
Customer base	92	215	5
Goodwill	166	613	2
Other intangible assets	11	67	—
Deferred income taxes	(49)	(123)	(1)
Purchase price obligations and debt assumed	(41)	(75)	(1)
Net current liabilities assumed	(22)	(123)	(2)

Cash paid for acquired businesses, net of cash acquired of $22, $78 and $1, respectively	$265	$721	$13

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

	Common Stock			Capital
	Number of			in Excess	Stock
	Shares Issued			of Par	Subscription
	Class L	Class A	Par Value	Value	Receivable
	(In millions)

Balances at December 31, 2006	28	255	$—	$2,549	$(18)
Comprehensive loss:
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—

Net unrealized loss on derivative instruments (net of tax benefit of $15)	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	32	—

Issuance of common and preferred stock	—	1	—	—	—
Purchase of treasury stock	—	—	—	—	—
Stock subscription received	—	—	—	—	18
Other	—	—	—	(1)	—

Balances at December 31, 2007	28	256	—	2,580	—
Comprehensive loss:
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—

Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	35	—
Issuance of common and preferred stock	1	—	—	—	—
Purchase of treasury stock	—	—	—	—	—
Other	—	—	—	(2)	—

Balances at December 31, 2008	29	256	—	2,613	—
Comprehensive loss:
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—

Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—
Total comprehensive loss
Stock compensation expense	—	—	—	33	—
Issuance of common and preferred stock	—	2	—	(1)	—
Purchase of treasury stock	—	—	—	—	—
Expiration of put option	—	—	—	44	—

Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	(9)	—
Other	—	—	—	(2)	—

Balances at December 31, 2009	29	258	$—	$2,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

	Treasury Stock					Accumulated Other Comprehensive
	Common Stock					Income (Loss)
							Net
							Unrealized
					Retained		Gain
					Earnings	Foreign	(Loss) on
	Shares		Par		(Accumulated	Currency	Derivative	Noncontrolling
	Class L	Class A	Value	Amount	Deficit)	Translation	Instruments	Interest	Total
	(In millions)

Balances at December 31, 2006	—	—	$—	$(1)	$(314)	$55	$2	$1,121	$3,394
Comprehensive loss:
Net loss	—	—	—	—	(199)	—	—	137	(62)
Foreign currency translation	—	—	—	—	—	35	—	—	35
Net unrealized loss on derivative instruments (net of tax benefit of $15)	—	—	—	—	—	—	(23)	—	(23)

Total comprehensive loss									(50)
Stock compensation expense	—	—	—	—	—	—	—	—	32
Issuance of common and preferred stock	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	1	—	(9)	—	—	—	—	(9)
Stock subscription received	—	—	—	—	—	—	—	—	18
Other	—	—	—	—	—	—	—	—	(1)

Balances at December 31, 2007	—	1	—	(10)	(513)	90	(21)	1,258	3,384
Comprehensive loss:
Net loss	—	—	—	—	(399)	—	—	153	(246)
Foreign currency translation	—	—	—	—	—	(249)	—	—	(249)
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—	—	(39)	—	(39)

Total comprehensive loss									(534)
Stock compensation expense	—	—	—	—	—	—	—	—	35
Issuance of common and preferred stock	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	1	—	(14)	—	—	—	—	(14)
Other	—	—	—	—	—	—	—	—	(2)

Balances at December 31, 2008	—	2	—	(24)	(912)	(159)	(60)	1,411	2,869
Comprehensive loss:
Net loss	—	—	—	—	(1,297)	—	—	175	(1,122)
Foreign currency translation	—	—	—	—	—	80	—	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—	—	18	—	18

Total comprehensive loss									(1,024)
Stock compensation expense	—	—	—	—	—	—	—	—	33
Issuance of common and preferred stock	—	—	—	—	—	—	—	1	—
Purchase of treasury stock	—	—	—	(3)	—	—	—	(2)	(5)
Expiration of put option	—	—	—	—	—	—	—	8	52
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	—	—	—	(9)
Other	—	—	—	—	—	—	—	—	(2)

Balances at December 31, 2009	—	2	$—	$(27)	$(2,209)	$(79)	$(42)	$1,593	$1,914

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2009
	(In millions except share and per-share amounts)

Assets
Current:
Cash and cash equivalents	$975	$664
Trade receivables, less allowance for doubtful accounts of $15 and $49	701	955
Earned but unbilled receivables	81	181
Prepaid expenses and other current assets	122	189
Clearing broker assets	309	332
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	22

Total current assets	2,495	2,343
Property and equipment, less accumulated depreciation of $689 and $936	898	925
Software products, less accumulated amortization of $793 and $1,091	1,159	1,020
Customer base, less accumulated amortization of $668 and $954	2,616	2,294
Other intangible assets, less accumulated amortization of $29 and $24	207	195
Trade name, less accumulated amortization of $4 and $10	1,075	1,025
Goodwill	7,328	6,178

Total Assets	$15,778	$13,980

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$322	$64
Accounts payable	87	72
Accrued compensation and benefits	314	319
Accrued interest expense	159	146
Other accrued expenses	399	412
Clearing broker liabilities	310	294
Deferred revenue	977	1,040

Total current liabilities	2,568	2,347
Long-term debt	8,553	8,251
Deferred income taxes	1,595	1,318

Total liabilities	12,716	11,916

Commitments and contingencies
Preferred stock subject to a put option	51	38
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,444 million and $1,627 million; 14,999,000 shares authorized, 9,856,052 and 9,904,863 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,687	3,724
Treasury stock, 72,039 and 86,008 shares	(8)	(10)
Accumulated deficit	(449)	(1,567)
Accumulated other comprehensive income	(219)	(121)

Total stockholders’ equity	3,011	2,026

Total Liabilities and Stockholders’ Equity	$15,778	$13,980

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2008	2009
	(In millions)

Revenue:
Services	$4,364	$5,083	$4,961
License and resale fees	396	369	384

Total products and services	4,760	5,452	5,345
Reimbursed expenses	141	144	163

	4,901	5,596	5,508

Costs and expenses:
Cost of sales and direct operating	2,268	2,744	2,709
Sales, marketing and administration	1,042	1,151	1,112
Product development	271	308	302
Depreciation and amortization	251	278	291
Amortization of acquisition-related intangible assets	438	515	540
Goodwill impairment charge and merger costs	—	130	1,130

	4,270	5,126	6,084

Income (loss) from operations	631	470	(576)
Interest income	19	18	7
Interest expense and amortization of deferred financing fees	(645)	(599)	(637)
Other income (expense)	(68)	(93)	15

Loss before income taxes	(63)	(204)	(1,191)
Benefit from (provision for) income taxes	3	(38)	73

Net loss	$(60)	$(242)	$(1,118)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2008	2009
	(In millions)

Cash flow from operations:
Net loss	$(60)	$(242)	$(1,118)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	689	793	831
Goodwill impairment charge	—	128	1,126
Deferred income tax benefit	(119)	(107)	(170)
Stock compensation expense	32	35	33
Amortization of deferred financing costs and debt discount	46	37	42
Other noncash items	14	50	(14)
Accounts receivable and other current assets	(20)	(341)	(63)
Accounts payable and accrued expenses	70	(29)	(55)
Clearing broker assets and liabilities, net	9	36	(39)
Deferred revenue	40	25	67

Cash flow from operations	701	385	640

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(265)	(721)	(13)
Cash paid for property and equipment and software	(307)	(392)	(327)
Other investing activities	8	4	7

Cash used in investment activities	(564)	(1,109)	(333)

Financing activities:
Cash received from issuance of preferred stock	1	1	1
Cash received from stock subscription receivable	5	—	—
Cash received from other borrowings, net of fees	591	1,444	202
Cash used to repay debt	(623)	(119)	(827)
Cash used to purchase treasury stock	(3)	(5)	(2)
Other financing activities	(3)	(18)	(3)

Cash provided by (used in) financing activities	(32)	1,303	(629)

Effect of exchange rate changes on cash	6	(31)	11

Increase (decrease) in cash and cash equivalents	111	548	(311)
Beginning cash and cash equivalents	316	427	975

Ending cash and cash equivalents	$427	$975	$664

Supplemental information:
Interest paid	$643	$550	$596

Income taxes paid, net of refunds	$62	$134	$135

Acquired businesses:
Property and equipment	$40	$14	$—
Software products	68	133	10
Customer base	92	215	5
Goodwill	166	613	2
Other intangible assets	11	67	—
Deferred income taxes	(49)	(123)	(1)
Purchase price obligations and debt assumed	(41)	(75)	(1)
Net current liabilities assumed	(22)	(123)	(2)

Cash paid for acquired businesses, net of cash acquired of $22, $78 and $1, respectively	$265	$721	$13

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity

										Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock						Retained		Net Unrealized
	Number		Number		Capital	Stock	Treasury Stock (Preferred		Earnings	Foreign	Gain (Loss) on
	of Shares		of Shares		in Excess	Subscription	Stock)		(Accumulated	Currency	Derivative
	issued	Par Value	issued	Par Value	of Par Value	Receivable	Shares	Amount	Deficit)	Translation	Instruments	Total
	(In millions)

Balances at December 31, 2006	10	$—	—	$—	$3,619	$(5)	—	$—	$(147)	$55	$2	$3,524
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(60)	—	—	(60)
Foreign currency translation	—	—	—	—	—	—	—	—	—	35	—	35
Net unrealized loss on derivative instruments (net of tax benefit of $15)	—	—	—	—	—	—	—	—	—	—	(23)	(23)

Total comprehensive loss												(48)
Stock compensation expense	—	—	—	—	32	—	—	—	—	—	—	32
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Stock subscription received	—	—	—	—	—	5	—	—	—	—	—	5
Other	—	—	—	—	(5)	—	—	—	—	—	—	(5)

Balances at December 31, 2007	10	—	—	—	3,646	—	—	(3)	(207)	90	(21)	3,505
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(242)	—	—	(242)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(249)	—	(249)
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—	—	—	—	—	—	(39)	(39)

Total comprehensive loss												(530)
Stock compensation expense	—	—	—	—	35	—	—	—	—	—	—	35
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Other	—	—	—	—	6	—	—	—	—	—	—	6

Balances at December 31, 2008	10	—	—	—	3,687	—	—	(8)	(449)	(159)	(60)	3,011
Comprehensive loss:	—
Net loss	—	—	—	—	—	—	—	—	(1,118)	—	—	(1,118)
Foreign currency translation	—	—	—	—	—	—	—	—	—	80	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—	—	—	—	—	—	18	18

Total comprehensive loss												(1,020)
Stock compensation expense	—	—	—	—	33	—	—	—	—	—	—	33
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Expiration of put option	—	—	—	—	15	—	—	—	—	—	—	15
Other	—	—	—	—	(11)	—	—	—	—	—	—	(11)

Balances at December 31, 2009	10	$—	—	$—	$3,724	$—	—	$(10)	$(1,567)	$(79)	$(42)	$2,026

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2009
	(In millions except share and per-share amounts)

ASSETS
Current:
Cash and cash equivalents	$975	$664
Trade receivables, less allowance for doubtful accounts of $15 and $49	701	955
Earned but unbilled receivables	81	181
Prepaid expenses and other current assets	122	189
Clearing broker assets	309	332
Retained interest in accounts receivable sold	285	—
Deferred income taxes	22	22

Total current assets	2,495	2,343
Property and equipment, less accumulated depreciation of $689 and $936	898	925
Software products, less accumulated amortization of $793 and $1,091	1,159	1,020
Customer base, less accumulated amortization of $668 and $954	2,616	2,294
Other intangible assets, less accumulated amortization of $29 and $24	207	195
Trade name, less accumulated amortization of $4 and $10	1,075	1,025
Goodwill	7,328	6,178

Total Assets	$15,778	$13,980

LIABILITIES AND STOCKHOLDER’S EQUITY
Current:
Short-term and current portion of long-term debt	$322	$64
Accounts payable	87	72
Accrued compensation and benefits	314	319
Accrued interest expense	159	146
Other accrued expenses	401	413
Clearing broker liabilities	310	294
Deferred revenue	977	1,040

Total current liabilities	2,570	2,348
Long-term debt	8,553	8,251
Deferred income taxes	1,592	1,314

Total liabilities	12,715	11,913

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,731	3,755
Accumulated deficit	(449)	(1,567)
Accumulated other comprehensive income	(219)	(121)

Total stockholder’s equity	3,063	2,067

Total Liabilities and Stockholder’s Equity	$15,778	$13,980

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2008	2009
	(In millions)

Revenue:
Services	$4,364	$5,083	$4,961
License and resale fees	396	369	384

Total products and services	4,760	5,452	5,345
Reimbursed expenses	141	144	163

	4,901	5,596	5,508

Costs and expenses:
Cost of sales and direct operating	2,268	2,744	2,709
Sales, marketing and administration	1,042	1,151	1,112
Product development	271	308	302
Depreciation and amortization	251	278	291
Amortization of acquisition-related intangible assets	438	515	540
Goodwill impairment charge and merger costs	—	130	1,130

	4,270	5,126	6,084

Income (loss) from operations	631	470	(576)
Interest income	19	18	7
Interest expense and amortization of deferred financing fees	(645)	(599)	(637)
Other income (expense)	(68)	(93)	15

Loss before income taxes	(63)	(204)	(1,191)
Benefit from (provision for) income taxes	3	(38)	73

Net loss	$(60)	$(242)	$(1,118)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2008	2009
	(In millions)

Cash flow from operations:
Net loss	$(60)	$(242)	$(1,118)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	689	793	831
Goodwill impairment charge	—	128	1,126
Deferred income tax benefit	(120)	(108)	(170)
Stock compensation expense	32	35	33
Amortization of deferred financing costs and debt discount	46	37	42
Other noncash items	14	50	(14)
Accounts receivable and other current assets	(20)	(341)	(63)
Accounts payable and accrued expenses	71	(28)	(56)
Clearing broker assets and liabilities, net	9	36	(39)
Deferred revenue	40	25	67

Cash flow from operations	701	385	639

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(265)	(721)	(13)
Cash paid for property and equipment and software	(307)	(392)	(327)
Other investing activities	8	4	7

Cash used in investment activities	(564)	(1,109)	(333)

Financing activities:
Cash received from other borrowings, net of fees	591	1,444	202
Cash used to repay debt	(623)	(119)	(827)
Other financing activities	—	(22)	(3)

Cash provided by (used in) financing activities	(32)	1,303	(628)

Effect of exchange rate changes on cash	6	(31)	11

Increase (decrease) in cash and cash equivalents	111	548	(311)
Beginning cash and cash equivalents	316	427	975

Ending cash and cash equivalents	$427	$975	$664

Supplemental information:
Interest paid	$643	$550	$596

Income taxes paid, net of refunds	$62	$134	$135

Acquired businesses:
Property and equipment	$40	$14	$—
Software products	68	133	10
Customer base	92	215	5
Goodwill	166	613	2
Other intangible assets	11	67	—
Deferred income taxes	(49)	(123)	(1)
Purchase price obligations and debt assumed	(41)	(75)	(1)
Net current liabilities assumed	(22)	(123)	(2)

Cash paid for acquired businesses, net of cash acquired of $22, $78 and $1, respectively	$265	$721	$13

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Changes in Stockholder’s Equity

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital	Retained		Net Unrealized
	Number		in Excess	Earnings	Foreign	Gain (Loss) on
	of Shares	Par	of Par	(Accumulated	Currency	Derivative
	issued	Value	Value	Deficit)	Translation	Instruments	Total
	(In millions)

Balances at December 31, 2006	—	$—	$3,664	$(147)	$55	$2	$3,574
Comprehensive loss:
Net loss	—	—	—	(60)	—	—	(60)
Foreign currency translation	—	—	—	—	35	—	35
Net unrealized loss on derivative instruments (net of tax benefit of $15)	—	—	—	—	—	(23)	(23)

Total comprehensive loss							(48)
Stock compensation expense	—	—	32	—	—	—	32
Other	—	—	(2)	—	—	—	(2)

Balances at December 31, 2007	—	—	3,694	(207)	90	(21)	3,556
Comprehensive loss:
Net loss	—	—	—	(242)	—	—	(242)
Foreign currency translation	—	—	—	—	(249)	—	(249)
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—	(39)	(39)

Total comprehensive loss							(530)
Stock compensation expense	—	—	35	—	—	—	35
Other	—	—	2	—	—	—	2

Balances at December 31, 2008	—	—	3,731	(449)	(159)	(60)	3,063
Comprehensive loss:
Net loss	—	—	—	(1,118)	—	—	(1,118)
Foreign currency translation	—	—	—	—	80	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—	18	18

Total comprehensive loss							(1,020)
Stock compensation expense	—	—	33	—	—	—	33
Other	—	—	(9)	—	—	—	(9)

Balances at December 31, 2009	—	$—	$3,755	$(1,567)	$(79)	$(42)	$2,067

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
SunGard Capital Corp. II
SunGard Data Systems Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies:

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 (the “Transaction”) in a leveraged buy-out by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (collectively, the “Sponsors”).

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). SCC and SCCII are collectively referred to as the “Parent Companies.” All four of these companies were formed in 2005 for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies.” SCC, SCCII and SunGard are separate reporting companies and are collectively referred to as the “Company”.

The Holding Companies have no other operations beyond those of their ownership of SunGard. SunGard is one of the world’s leading software and technology services companies and has four segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

Revenue Recognition

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; services have been provided; the price is fixed or determinable; and collection is reasonably assured.

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

For fixed-fee professional services contracts, services revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. When contracts include both professional services and software and there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue is combined and recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

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

Unbilled receivables are created when services are performed or software is delivered and revenue is recognized in advance of billings. Deferred revenue is created when billing occurs in advance of performing services or when all revenue recognition criteria have not been met.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and 10 to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment was $219 million in 2007, $240 million in 2008 and $245 million in 2009.

Software Products

Software development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Recoverable costs incurred subsequent to technological feasibility of new products and enhancements to existing products as well as costs associated with purchased software and software obtained through business acquisitions are capitalized and amortized over the estimated useful lives of the related products, generally three to 11 years (average life is eight years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization. Amortization of all software products, including software acquired in business acquisitions and software purchased for internal use, aggregated $246 million in 2007, $267 million in 2008 and $295 million in 2009. Capitalized development costs were $26 million in 2007, $17 million in 2008 and $16 million in 2009.

Purchase Accounting and Intangible Assets

Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include customer base (which includes customer contracts and relationships), software and trade name. Goodwill represents the excess of cost over the fair value of net assets acquired.

The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. In connection with our determination of fair values for the Transaction and for other significant acquisitions, we engage independent appraisal firms to assist us with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as a result of the Transaction and as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from three to 19 years (average life is 13 years).

Effective January 1, 2009, the Company shortened the remaining useful lives of certain intangible assets to reflect revisions to estimated customer attrition rates. The impact of this revision was an increase in amortization of acquisition-related intangible assets of approximately $36 million in 2009.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs incurred in connection with debt issued in the Transaction and amendments to our debt and other financing transactions (see Note 5), noncompetition agreements obtained in business acquisitions, long-term accounts receivable, prepayments and long-term investments. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from two to five years.

Impairment Reviews for Long-Lived Assets

The Company periodically reviews carrying values and useful lives of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, or significant negative industry or economic trends. When the Company determines that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, an impairment charge is recorded based on the difference between the carrying value of the asset and its fair value, which the Company estimates based on discounted expected future cash flows. In determining whether an asset is impaired, the Company makes assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other relevant factors. If these estimates or their related assumptions change, impairment charges for these assets may be required.

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2009, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2010	$494
2011	466
2012	416
2013	362
2014	297

Trade Name and Goodwill

The trade name intangible asset primarily represents the fair value of the SunGard trade name at August 11, 2005 and is an indefinite-lived asset and therefore is not subject to amortization but is reviewed at least annually for impairment. Other trade names are amortized over their estimated useful lives. Goodwill represents the excess of cost over the fair value of net assets acquired. Generally accepted accounting principles require the Company to perform an impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. The Company completes its annual goodwill impairment test as of July 1. In step one, the estimated fair value of each reporting unit is compared to its carrying value. If there is a deficiency (the estimated fair value is less than the carrying value), a step two test is required. In step two, the amount of any goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

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

Based on an evaluation of 2009 year-end results and a reduction in the revenue growth outlook for the AS business, the Company concluded that AS had experienced a triggering event in its North American reporting unit (AS NA), one of two reporting units identified in the July 1 annual impairment test where the excess of the estimated fair value over the carrying value was less than 10%. None of the other reporting units experienced a triggering event. The Company first evaluated AS NA’s long-lived assets, primarily the customer base and property and equipment, for impairment. In performing the impairment tests for the long-lived assets, the Company estimated the undiscounted cash flows over the remaining useful lives of the customer base and compared the results to the carrying value of the asset groups. There was no impairment of the long-lived assets.

Next, in performing the goodwill impairment test, the Company estimated the fair value of AS NA by a combination of (i) estimation of the discounted cash flows based on projected earnings using a discount factor that reflects the risk inherent in the projected cash flows (the income approach) and (ii) analysis of comparable companies’ market multiples (the market approach). The projected cash flows of the business were lower based on management’s evaluation of year-end results and lower growth rates than those used in the July 1 impairment test. The projections reflect estimated growth rates in the recovery and managed services businesses within AS NA, the impact of continued investment in products, cost savings initiatives and capital spending assumptions associated with the growth in these businesses. The Company used the same risk-adjusted discount rate in the December 31 test as was used in the July 1 test. As a result, the Company determined that the carrying value of AS NA was in excess of its fair value. In completing the step two test to determine the implied fair value of AS NA’s goodwill and therefore the amount of impairment, management first determined the fair value of the tangible and intangible assets and liabilities with the assistance of an external valuation firm. Based on the testing performed, the Company determined that the carrying value of AS NA’s goodwill exceeded its implied fair value by $1.13 billion and recorded a goodwill impairment charge for this amount. The total remaining goodwill balance at December 31, 2009 is $6.18 billion.

After consideration of the AS NA impairment, the Company has two reporting units, including AS NA, whose goodwill balances total $1.13 billion at December 31, 2009, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 10%. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause these two reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired.

As a result of the change in the economic environment in the second half of 2008 and completion of the annual budgeting process for 2009, the Company completed an assessment of the recoverability of its goodwill in December 2008. In completing this review, the Company considered a number of factors, including a comparison of the budgeted revenue and profitability for 2009 to that included in the annual impairment test conducted as of July 1, 2008, and the amount by which the fair value of each reporting unit exceeded its carrying value in the 2008 impairment analysis, as well as qualitative factors such as the overall economy’s effect on each reporting unit. Based on that review, the Company concluded that the entire enterprise did not experience a triggering event that would require an impairment analysis of all of the Company’s reporting units, but that one of the PS reporting units required a step two test. Based on this step two test, the Company concluded that the decline in expected future cash flows of the PS reporting unit was sufficient to result in an impairment of goodwill of $128 million.

The following table summarizes changes in goodwill by segment (in millions):

	Cost					Accumulated Impairment
	FS	HE	PS	AS	Subtotal	PS	AS	Subtotal	Total

Balance at December 31, 2007	$2,942	$971	$911	$2,262	$7,086	$—	$—	$—	$7,086
2008 acquisitions	561	—	—	67	628	—	—	—	628
Adjustments related to the Transaction and prior year acquisitions	(45)	(6)	(3)	(15)	(69)	—	—	—	(69)
Impairment charges	—	—	—	—	—	(128)	—	(128)	(128)
Effect of foreign currency translation	(27)	—	(95)	(67)	(189)	—	—	—	(189)

Balance at December 31, 2008	3,431	965	813	2,247	7,456	(128)	—	(128)	7,328
2009 acquisitions	2	—	—	—	2	—	—	—	2
Adjustments related to the Transaction and prior year acquisitions	(9)	(15)	(14)	(53)	(91)	—	—	—	(91)
Impairment charges	—	—	—	—	—	—	(1,126)	(1,126)	(1,126)
Effect of foreign currency translation	33	—	15	17	65	—	—	—	65

Balance at December 31, 2009	$3,457	$950	$814	$2,211	$7,432	$(128)	$(1,126)	$(1,254)	$6,178

The 2009 adjustments related to the Transaction and prior year acquisitions includes a $114 million adjustment to correct the income tax rate used to calculate the deferred tax liabilities associated with the intangible assets at the Transaction date. The adjustment was not material to prior periods.

Stock Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Fair value for stock options is computed using the Black-Scholes pricing model. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the consolidated financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recorded. The Company’s ability to use the deferred tax asset is ultimately based on the actual value of the stock-based award upon exercise. If the actual value is lower than the fair value determined on the date of grant, there could be an income tax expense for the portion of the deferred tax asset that cannot be used, which could have a material effect on the consolidated financial results.

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

Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board issued new revenue recognition guidance for arrangements with multiple deliverables. The new guidance, whose scope excludes software revenue recognition, modifies the fair value requirements for revenue recognition by providing “best estimate of selling price” in addition to vendor specific objective evidence, or “VSOE”, and vendor objective evidence, now referred to as third-party evidence, or “TPE”, for determining the selling price of a deliverable. Since the Company will be able to use an estimate of the selling price for the deliverables in an arrangement, all deliverables will be separate units of accounting, provided (a) a delivered item has value to the customer on a standalone basis, and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method is no longer permitted. The new guidance is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this revenue guidance, but does not expect the guidance to have a material effect on the consolidated financial statements.

2.	Acquisitions:

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2009, the Company completed three acquisitions in its FS segment. Cash paid, subject to certain adjustments, was $12 million.

During 2008, the Company completed four acquisitions in its FS segment, including GL TRADE S.A., and two in its AS segment, and, in 2007, the Company completed nine acquisitions in its FS segment and one in each of its AS and PS segments.

At December 31, 2008, the purchase price allocations for certain businesses acquired in 2008 were preliminary and subject to finalization of independent appraisals of acquired software and customer base assets and deferred income taxes.

At December 31, 2009, contingent purchase price obligations that depend upon the operating performance of four acquired businesses total $57 million, all of which could be due in the next 12 months. The amount paid, if any, will be recorded as an addition to goodwill at the time the actual performance is known and the amounts become due. There were no amounts earned or paid in 2007, and approximately $1 million was paid during each of 2008 and 2009. There were no amounts payable as of December 31, 2009.

Pro forma financial information (unaudited)

The following unaudited pro forma results of operations (in millions) for 2008 assumes that businesses acquired in 2008 and 2009 occurred as of the beginning of 2008 and were reflected in the Company’s results from that date. The pro forma effect of the 2009 acquisitions on 2009 was not material. For 2008, in addition to the businesses acquired in 2009, the pro forma results include the 2008 acquisitions, the more significant of which are GL TRADE S.A., Strohl Systems Group, Inc. and Advanced Portfolio Technologies, Inc. For 2007, the pro forma results assumes that businesses acquired in 2007 and 2008 occurred as of the beginning of 2007 and were reflected in the Company’s results from that date. Also for 2007, the pro forma results exclude the 2009 acquisitions. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred at the beginning of each period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense and related tax effects.

	2007	2008

Revenue	$5,299	$5,823
Net loss	(95)	(256)

3.	Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31,	December 31,
	2008	2009

Segregated customer cash and treasury bills	$148	$153
Securities owned	44	40
Securities borrowed	87	116
Receivables from customers and other	30	23

Clearing broker assets	$309	$332

Payables to customers	$191	$163
Securities loaned	47	95
Customer securities sold short, not yet purchased	3	9
Payable to brokers and dealers	69	27

Clearing broker liabilities	$310	$294

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

4.	Property and Equipment:

Property and equipment consisted of the following (in millions):

	December 31,	December 31,
	2008	2009

Computer and telecommunications equipment	$681	$817
Leasehold improvements	565	709
Office furniture and equipment	99	120
Buildings and improvements	130	145
Land	22	22
Construction in progress	90	48

	1,587	1,861
Accumulated depreciation and amortization	(689)	(936)

	$898	$925

5.	Debt and Derivative Instruments:

Debt consisted of the following (in millions):

	December 31,	December 31,
	2008	2009

Senior Secured Credit Facility:
Secured revolving credit facility of 3.08% and —%(A)	$500	$—
Term loans, tranche A, effective interest rate of 5.37% and 3.24%(A)	4,249	1,506
Term loans, tranche B, effective interest rate of —% and 6.79%(A)	—	2,717
Incremental term loan, effective interest rate of 6.75% and 6.75%(A)	499	494

Total Senior Secured Credit Facility	5,248	4,717
Senior Notes due 2009 at 3.75%(B)	250	—
Senior Notes due 2014 at 4.875%, net of discount of $20 and $16(B)	230	234
Senior Notes due 2013 at 9.125%(C)	1,600	1,600
Senior Subordinated Notes due 2015 at 10.25%(C)	1,000	1,000
Senior Notes due 2015 at 10.625%, net of discount of $6 and $5(C)	494	495
Secured accounts receivable facility, effective interest rate of —% and 7.5%(D)	—	250
Other, primarily acquisition purchase price and capital lease obligations	53	19

	8,875	8,315
Short-term borrowings and current portion of long-term debt	(322)	(64)

Long-term debt	$8,553	$8,251

As a result of the Transaction, the Company is highly leveraged. Below is a summary of our debt instruments.

(A)	Senior Secured Credit Facilities

SunGard’s senior secured credit facilities consist of (1) $1.43 billion of U.S. dollar-denominated tranche A term loans, $66 million of pound sterling-denominated tranche A term loans and $13 million of euro-denominated tranche A term loans, each maturing on February 28, 2014, collectively referred to as the unextended term loans, (2) $2.48 billion of U.S. dollar-denominated tranche B term loans, $64 million of pound sterling-denominated tranche B term loans and $172 million of euro-denominated tranche B term loans, each maturing on February 28, 2016, collectively referred to as the extended term loans, (3) $494 million of U.S. dollar-denominated incremental term loans maturing on February 28, 2014 and (4) an $829 million revolving credit facility with $580 million of commitments terminating on May 11, 2013, referred to as the extended revolving credit loans, and $249 million of commitments terminating on August 11, 2011, referred to as the unextended revolving credit loans. As of December 31, 2009, $804 million was available for borrowing under the revolving credit facility after giving effect to certain outstanding letters of credit.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate that is the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility and the term loan facility may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rates with respect to unused commitments terminating in 2011 and unused commitments terminating in 2013 are 0.50% per annum and 0.75% per annum, respectively, and may change subject to attaining certain leverage ratios. As of December 31, 2009, the interest rate for the extended term loans, after adjusting for interest rate swaps, was 6.79% and for the unextended term loans, after adjusting for interest rate swaps, was 3.24%.

All obligations under the senior secured credit facilities are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% owned subsidiaries, referred to, collectively, as Guarantors.

SunGard is required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount through the maturity date for each class of term loans, at which time the remaining aggregate principal balance is due. Maturity dates for all our term loan facilities will automatically become May 15, 2013 if the Senior Notes due 2013 are not extended, renewed or refinanced on or prior to May 15, 2013 and, if not already reset, the maturity dates for our tranche B term loan facilities will automatically become May 15, 2015 if the Senior Subordinated Notes are not extended, renewed or refinanced on or prior to May 15, 2015.

The senior secured credit facilities also require SunGard to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under SunGard’s accounts receivable securitization program. Any required payments would be applied pro rata to the term loan lenders and to installments of the term loan facilities in direct order of maturity.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, SunGard’s (and most or all of its subsidiaries’) ability to incur additional debt or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, under the senior secured credit facilities, SunGard is required to satisfy certain total leverage and interest coverage ratios. SunGard was in compliance with all covenants at December 31, 2009.

In February 2007 the Credit Agreement was amended to reduce the effective interest rates on the term loan facility, increase the size of that facility from $4.0 billion to $4.4 billion, extend the maturity by one year and change certain other terms. SunGard used the additional borrowings to redeem $400 million of senior floating rate notes that were due 2013. The related redemption premium of $19 million and write-off of approximately $9 million of deferred financing costs were included in other expense.

In September 2008 the Credit Agreement was amended to increase the amount of term loan borrowings by SunGard under the Credit Agreement by $500 million (“Incremental Term Loan”), and SunGard issued at a $6 million discount $500 million aggregate principal amount of 10.625% Senior Notes due 2015, together with the Incremental Term Loan, to fund the acquisition of GL TRADE and repay $250 million of senior notes due in January 2009. The second amendment to the Credit Agreement in September 2008 changed certain terms applicable to the Incremental Term Loan. Borrowings can be at either a Base Rate or a Eurocurrency Rate. Base Rate borrowings reset daily and bear interest at a minimum of 4.0% plus a spread of 2.75%. Eurocurrency borrowings can be made for periods of 30, 60, 90 or 180 days and bear interest at a minimum of 3.0% plus a spread of 3.75%. The interest rate at December 31, 2009 was 6.75%.

In June 2009 SunGard amended and restated its existing Credit Agreement (“Amended Credit Agreement”) to (a) extend the maturity date of $2.5 billion of its U.S. dollar-denominated term loans, £40 million of pound sterling-denominated term loans, and €120 million of Euro-denominated term loans from February 2014 to February 2016, (b) reduce existing revolving credit commitments to $829 million from $1 billion and extend the termination date of $580 million of those commitments to May 2013, and (c) amend certain other provisions including those related to negative and financial covenants.

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facilities. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on the one-month LIBOR rate or three-month LIBOR rate, which was 0.23% and

0.25%, respectively, at December 31, 2009. The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of SunGard’s interest rate swaps at December 31, 2009 follows:

				Interest
				Rate
		Notional	Interest	Received
Inception	Maturity	Amount	Rate Paid	(LIBOR)
		(In millions)

February 2006	February 2011	$800	5.00%	3-Month
January 2008	February 2011	750	3.17%	3-Month
February 2008	February 2010	750	2.71%	3-Month
January / February 2009	February 2012	1,200	1.78%	1-Month

Total/Weighted Average interest rate		$3,500	3.01%

In early 2010, SunGard entered into three-year interest rate swaps that expire in May 2013 for an aggregate notional amount of $500 million under which we pay fixed interest payments (at 1.99%) for the term of the swaps, and in turn receive variable interest payments based on three-month LIBOR.

The interest rate swaps are designated and qualify as cash flow hedges and are included at estimated fair value as an asset or a liability in the consolidated balance sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. For 2007, 2008 and 2009, SunGard included an unrealized after-tax loss of $23 million, an unrealized after-tax loss of $39 million, and an unrealized after-tax gain of $18 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value on the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the senior secured credit facilities change or if the loan is extinguished. The $98 million and $70 million fair value of the swap agreements at December 31, 2008 and 2009, respectively, is included in accrued expenses. The effects of the interest rate swaps are reflected in the effective interest rate for the senior secured credit facilities in the components of debt table above.

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for 2007, 2008 and 2009 (in millions):

	Classification	2007	2008	2009

Gain (loss) recognized in Accumulated Other Comprehensive Loss (OCI)	OCI	$(23)	$(39)	$18
Gain (loss) reclassified from accumulated OCI into income	Interest expense and amortization of deferred financing fees	6	(32)	(80)

SunGard had no ineffectiveness related to its swap agreements.

SunGard expects to reclassify in the next twelve months approximately $82 million of expense from accumulated other comprehensive income into earnings related to SunGard’s interest rate swaps based on the borrowing rates at December 31, 2009.

(B)	Senior Notes due 2009 and 2014

On January 15, 2004, SunGard issued $500 million of senior unsecured notes, of which $250 million 3.75% notes were due and paid in full in January 2009 and $250 million 4.875% notes are due 2014, which are subject to certain standard covenants. As a result of the Transaction, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013 and 2015 and senior subordinated notes due 2015. The senior notes due 2014 are recorded at $230 million and $234 million as of December 31, 2008 and 2009, respectively, reflecting the remaining unamortized discount caused by the Transaction. The $16 million discount at December 31, 2009 will be amortized and included in interest expense over the remaining periods to maturity.

(C)	Senior Notes due 2013 and 2015 and Senior Subordinated Notes due 2015

The senior notes due 2013 and 2015 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, 100% owned subsidiaries of SunGard.

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

The senior notes due 2013 and 2015 and senior subordinated notes due 2015 are redeemable in whole or in part, at SunGard’s option, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, SunGard is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes due 2013 and 2015 and senior subordinated notes due 2015 contain a number of covenants that restrict, subject to certain exceptions, SunGard’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2013 and 2015 or senior subordinated notes due 2015, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

(D)	Accounts Receivable Securitization Program

In December 2008, SunGard terminated its off-balance sheet accounts receivable securitization program. Under this accounts receivable facility, eligible receivables were sold to third-party conduits through a wholly owned, bankruptcy remote, special purpose entity that was not consolidated for financial reporting purposes. SunGard serviced the receivables and charged a monthly servicing fee at market rates. The third-party conduits were sponsored by certain lenders under SunGard’s senior secured credit facilities. Sales of receivables under the facility qualified as sales under applicable accounting rules. Accordingly, at December 31, 2008, these receivables, totaling $363 million, net of applicable allowances, and the corresponding borrowings totaling $77 million were excluded from SunGard’s consolidated balance sheet. SunGard’s retained interest in receivables sold as of December 31, 2008 was $285 million. The loss on sale of receivables and discount on retained interests were included in other expense and totaled $29 million for 2007 and $25 million for 2008. The gain or loss on sale of receivables was determined at the date of transfer based upon the fair value of the assets sold and the interests retained. SunGard estimated fair value based on the present value of expected cash flows.

In March 2009, SunGard entered into a syndicated three-year receivables facility. The facility limit is $317 million, which consists of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. At December 31, 2009, $181 million was drawn against the term loan commitment and $69 million was drawn against the revolving commitment which represented the full amount available for borrowing based on the terms and conditions of the facility. At December 31, 2009, $689 million of accounts receivable secure the borrowings under the receivables facility.

Under the receivables facility, SunGard is generally required to pay interest on the amount of each advance at the one month LIBOR rate (with a floor of 3%) plus 4.50% per annum, which at December 31, 2009 was 7.5%. The facility is subject to a fee on the unused portion of 1.00% per annum. The receivables facility contains certain covenants and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Future Maturities

At December 31, 2009, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2010	$64
2011	50
2012	300
2013	1,649
2014	2,181
Thereafter(1)	4,071

(1)	2014 includes debt discounts of $16 million.

(2)	Thereafter includes debt discounts of $5 million.

6.	Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents — money market funds	$168	$—	$—	$168
Clearing broker assets — treasury bills	151	—	—	151
Clearing broker assets — securities owned	40	—	—	40

	$359	$—	$—	$359

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$9	$—	$—	$9
Interest rate swap agreements	—	70	—	70

	$9	$70	$—	$79

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents — money market funds	$589	$—	$—	$589
Clearing broker assets — treasury bills	140	—	—	140
Clearing broker assets — securities owned	44	—	—	44
Retained interest in accounts recevable sold	—	—	285	285

	$773	$—	$285	$1,058

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$3	$—	$—	$3
Interest rate swap agreements	—	98	—	98

	$3	$98	$—	$101

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Cash and cash equivalents — money market funds and Clearing broker assets — treasury bills are recognized and measured at fair value in the Company’s financial statements. Clearing broker assets and liabilities — securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers. During January 2009, the fair value of retained interest in accounts receivable sold (a Level 3 measurement) decreased to zero due to the termination of the Company’s off-balance sheet accounts receivable securitization program.

During 2009, the Company recorded impairment charges on certain of its FS customer base and software assets of $18 million and $17 million, respectively, as a result of changes to the cash flow projections of the applicable businesses. These non-recurring fair value measures are classified as Level 3 in the fair value hierarchy and were valued using discounted cash flow models. The valuation inputs included estimates of future cash flows, expectations about possible variations in the amount and timing of cash flows and discount rates based on the risk-adjusted cost of capital.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments (in millions):

	December 31,		December 31,
	2008		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Interest rate swap contracts	$(98)	$(98)	$(70)	$(70)
Floating rate debt	5,248	4,437	4,967	4,815
Fixed rate debt	3,627	2,903	3,348	3,507

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The derivative financial instruments are carried at fair value. The fair value of SunGard’s floating rate and fixed rate long-term debt is primarily based on market rates.

7.	Preferred Stock

SCCII

SCCII has preferred and common stock outstanding at December 31, 2008 and 2009. The preferred stock is non-voting and ranks senior in right of payment to the common stock. Each share of preferred stock has a liquidation preference of $100 (the initial class P liquidation preference) plus an amount equal to the accrued and unpaid dividends accruing at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share), compounded quarterly. Holders of preferred stock are entitled to receive cumulative preferential dividends to the extent a dividend is declared by the Board of Directors of SCCII at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share) payable quarterly in arrears. The aggregate amount of cumulative but undeclared preferred stock dividends at December 31, 2008 and 2009 was $466 million and $645 million, respectively ($47.57 and $65.72 per share, respectively). No dividends have been declared since inception.

Preferred shares and stock awards based in preferred shares are held by certain members of management. In the case of termination resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. These shares of preferred stock must be classified as temporary equity (between liabilities and stockholder’s equity) on the balance sheet of SCCII.

SCC

Effective January 1, 2009, preferred stock of SCCII is classified as Noncontrolling interest in the equity section on the balance sheet of SCC as a result of the adoption of certain accounting rules. Prior periods have been restated to conform with the current year presentation.

8.	Common Stock

SCC has nine classes of common stock, Class L and Class A-1 through A-8. Class L common stock has identical terms as Class A common stock except as follows:

•	Class L common stock has a liquidation preference: distributions by SCC are first allocated to Class L common stock up to its $81 per share liquidation preference plus an amount sufficient to generate a rate of return of 13.5% per annum, compounded quarterly (“Class L Liquidation Preference”). All holders of Common stock, as a single class, share in any remaining distributions pro rata based on the number of outstanding shares of Common stock;

•	Each share of Class L common stock automatically converts into Class A common stock upon an initial public offering or other registration of the Class A common stock and is convertible into Class A common stock upon a majority vote of the holders of the outstanding Class L common stock upon a change in control or other realization events. If converted, each share of Class L common stock is convertible into one share of Class A common stock plus an additional number of shares of Class A common stock determined by dividing the Class L Liquidation Preference at the date of conversion by the adjusted market value of one share of Class A common stock as set forth in the certificate of incorporation of SCC; and

•	Holders of Class A common stock and Class L common stock will generally vote as a single class, except that the election of directors is structured to permit the holders of one or more specific series of Class A common stock to elect separate directors.

In the case of termination resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. These common shares must be classified as temporary equity (between liabilities and equity) on the balance sheet of SCC.

9.	Stock Option and Award Plans and Stock-Based Compensation:

To provide long-term equity incentives following the Transaction, the SunGard 2005 Management Incentive Plan (“Plan”) was established. As amended in May 2009, the Plan authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. Option Units are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units for Units (“RSUs”) in the Parent Companies and options to purchase Class A common stock in SCC. All awards under the Plan are granted at fair market value on the date of grant.

Time-based options vest over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Time-based RSUs vest over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Performance-based options and RSUs are earned upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA (defined as income from operations before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) targets for the Company during a specified performance period, generally five or six years. During the third quarter of 2009, the Company amended the terms of unvested performance awards granted prior to 2009 by (i) reducing performance targets for 2009 and 2010, (ii) reducing the number of shares that are earned at the reduced targets, (iii) delaying vesting of earned shares, and, (iv) in the case of RSUs, increasing the length of time for distribution, or release, of vested awards. Excluding the 15 senior executive management award holders, all 290 award holders participated in the amendments. During the fourth quarter of 2009, senior executive management’s performance awards were amended consistent with non-senior executive awards and in addition were amended to modify or add, as applicable, vesting on a return-on-equity basis terms. All amended equity awards were revalued at the modification dates at the respective fair market value. There was no expense recognized as a result of the modifications. Time-based and performance-based options can partially or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years (ten years for modified performance-based RSUs) after the date of grant.

The total fair value of options that vested for 2007, 2008 and 2009 was $31 million, $32 million and $24 million, respectively. The total fair value of RSUs that vested for the years 2007, 2008 and 2009 was $1 million, $3 million and $10 million, respectively. At December 31, 2008 and 2009, approximately 163,000 and 592,000 RSU Units, respectively, were vested.

The fair value of option Units granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year Ended December 31,
	2007	2008	2009

Weighted-average fair value on date of grant	$11.47	$7.67	$7.64
Assumptions used to calculate fair value:
Volatility	60%	37%	43%
Risk-free interest rate	4.6%	1.5%	2.1%
Expected term	5.0 years	5.0 years	5.0 years
Dividends	zero	zero	zero

The fair value of Class A options granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year Ended December 31,
	2007	2008	2009

Weighted-average fair value on date of grant	$1.49	$1.73	$0.28
Assumptions used to calculate fair value:
Volatility	79%	84%	81%
Risk-free interest rate	4.1%	2.8%	2.3%
Expected term	5.0 years	5.0 years	5.0 years
Dividends	zero	zero	zero

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

For 2007, 2008 and 2009, the Company included non-cash stock compensation expense of $32 million, $35 million and $33 million, respectively, in sales, marketing and administration expenses. At December 31, 2009, there is approximately $21 million and $40 million, respectively, of unearned non-cash stock-based compensation related to time-based options and RSUs that the Company expects to record as expense over a weighted average of 1.9 and 3.8 years, respectively. In addition, at December 31, 2009, there is approximately $67 million and $45 million, respectively, of unearned non-cash stock-based compensation related to performance-based options and RSUs that the Company could record as expense each over four years depending on the level of achievement of financial performance goals. Included in the performance award amounts above are approximately 745,000 option Units ($4.4 million), 440,000 class A options ($0.4 million) and 175,000 RSUs ($3.3 million) that were earned during 2009, but that will vest monthly during 2010 through 2012. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable, which is typically during the fourth fiscal quarter, and is recorded over the remaining service period.

The following table summarizes option/RSU activity:

	Units
		Weighted-		Weighted-		Weighted-
		Average		Average	Class A	Average
	Options	Price	RSUs	Price	Options	Price
	(In millions)		(In millions)		(In millions)

Outstanding at December 31, 2006	37.4	$15.57
Granted	1.7	20.72	1.1	$21.14	2.7	$2.26
Exercised / released	(1.4)	6.25	—		—
Canceled	(2.5)	18.08	—		—

Outstanding at December 31, 2007	35.2	16.03	1.1	21.14	2.7	2.26
Granted	0.4	22.17	2.8	23.75	7.1	2.56
Exercised / released	(1.4)	9.11	—		—
Canceled	(2.4)	18.16	(0.2)	22.24	(0.4)	2.58

Outstanding at December 31, 2008	31.8	16.24	3.7	23.07	9.4	2.47
Granted	0.4	19.00	1.5	19.10	3.7	0.42
Exercised / released	(1.7)	10.56	—		—
Canceled	(2.5)	18.14	(0.2)	23.36	(0.6)	2.50

Outstanding at December 31, 2009	28.0	16.46	5.0	21.87	12.5	1.86

Shares available for grant under the 2005 plan at December 31, 2009 were approximately 11.2 million shares of Class A common stock and 1.9 million shares of Class L common stock of SunGard Capital Corp. and 0.7 million shares of preferred stock of SunGard Capital Corp. II.

The total intrinsic value of options exercised during the years 2007, 2008 and 2009 was $20 million, $20 million and $16 million, respectively.

Cash proceeds received by SCC, including proceeds received by SCCII, from exercise of stock options was $2 million, $3 million and $5 million in 2007, 2008 and 2009, respectively. Cash proceeds received by SCCII from exercise of stock options was $0.5 million in 2007 and $1 million in each of 2008 and 2009.

The tax benefit from options exercised during 2007, 2008 and 2009 was $7 million, $7 million and $6 million, respectively. The tax benefit is realized by SCC since SCC files as a consolidated group which includes SCCII and SunGard.

The following table summarizes information as of December 31, 2009 concerning options for Units and Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
		Weighted-Average			Weighted-Average
	Number of	Remaining	Aggregate	Number of	Remaining	Aggregate
Exercise Price	Options Outstanding	Life (Years)	Intrinsic Value	Options	Life (Years)	Intrinsic Value
	(In millions)		(In millions)	(In millions)		(In millions)

Units
$4.50	3.61	3.9	$56	3.61	3.9	$56
18.00 — 24.51	16.76	5.8	31	12.15	5.7	23
Class A Shares
0.28 — 0.44	1.88	9.6	—	0.04	9.7	—
1.41	1.02	8.9	—	0.29	8.9	—
2.22 — 3.06	4.18	8.2	—	1.72	8.2	—

10.	Savings Plans:

The Company and its subsidiaries maintain savings and other defined contribution plans that cover substantially all employees. Certain of these plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense under these plans aggregated $53 million in 2007, $58 million in 2008 and $62 million in 2009.

11.	Income Taxes:

The provision (benefit) for income taxes for 2007, 2008 and 2009 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2007	2008	2009	2007	2008	2009	2007	2008	2009

Current:
Federal	$45	$88	$21	$45	$89	$22	$46	$90	$22
State	15	18	17	15	18	17	15	18	17
Foreign	56	38	58	56	38	58	56	38	58

	116	144	96	116	145	97	117	146	97

Deferred:
Federal	(98)	(83)	(141)	(98)	(83)	(141)	(99)	(84)	(141)
State	(4)	3	3	(4)	3	3	(4)	3	3
Foreign	(17)	(27)	(32)	(17)	(27)	(32)	(17)	(27)	(32)

	(119)	(107)	(170)	(119)	(107)	(170)	(120)	(108)	(170)

	$(3)	$37	$(74)	$(3)	$38	$(73)	$(3)	$38	$(73)

Income (loss) before income taxes for 2007, 2008 and 2009 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2007	2008	2009	2007	2008	2009	2007	2008	2009

U.S. operations	$(195)	$(80)	$(1,251)	$(195)	$(79)	$(1,251)	$(195)	$(79)	$(1,251)
Foreign operations	132	(125)	60	132	(125)	60	132	(125)	60

	$(63)	$(205)	$(1,191)	$(63)	$(204)	$(1,191)	$(63)	$(204)	$(1,191)

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate and the Company’s effective income tax rate for 2007, 2008 and 2009 were as follows (in millions):

	SCC				SCCII				SunGard
	2007	2008	2009		2007	2008	2009		2007	2008	2009

Tax at federal statutory rate	$(22)	$(71)	$(417)		$(22)	$(71)	$(417)		$(22)	$(71)	$(417)
State income taxes, net of federal benefit	6	15	13		6	15	13		6	15	13
Foreign taxes, net of U.S. foreign tax credit	12	28	(9	)(1)	12	28	(9	)(1)	12	28	(9	)(1)
Tax rate changes	(4)	—	(1)		(4)	—	(1)		(4)	—	(1)
Goodwill impairment charge	—	45	343		—	45	343		—	45	343
Nondeductible expenses	—	3	4		—	4	4		—	4	4
Change in tax positions	—	17	(1)		—	17	(1)		—	17	(1)
Research and development credit	—	—	(2)		—	—	(2)		—	—	(2)
Other, net	5	—	(4)		5	—	(3)		5	—	(3)

	$(3)	$37	$(74)		$(3)	$38	$(73)		$(3)	$38	$(73)

Effective income tax rate	5%	(18)%	6%		5%	(19)%	6%		5%	(19)%	6%

(1)	Foreign taxes, net in 2009 includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities at December 31, 2008 and 2009 are summarized as follows (in millions):

	SCC		SCCII		SunGard
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2009	2008	2009	2008	2009

Current:
Trade receivables and retained interest	$13	$15	$13	$15	$13	$15
Accrued Expenses, net	18	17	18	17	18	17

Total current deferred income tax asset	31	32	31	32	31	32
Valuation allowance	(9)	(10)	(9)	(10)	(9)	(10)

Net current deferred income tax asset	$22	$22	$22	$22	$22	$22

Long-term:
Property and equipment	$51	$36	$51	$36	$51	$36
Intangible assets	(1,766)	(1,482)	(1,766)	(1,482)	(1,766)	(1,482)
Net operating loss carryforwards	103	118	103	118	103	118
Other, net	68	70	68	70	71	74

Total long-term deferred income tax liability	(1,544)	(1,258)	(1,544)	(1,258)	(1,541)	(1,254)
Valuation allowance	(51)	(60)	(51)	(60)	(51)	(60)

Net long-term deferred income tax liability	$(1,595)	$(1,318)	$(1,595)	$(1,318)	$(1,592)	$(1,314)

The net operating loss carryforwards, totaling $2.2 billion, include: U.S. federal of $150 million, U.S. state of $1.8 billion, North and South America of $8 million and Europe and Asia of $197 million. These tax loss carryforwards expire between 2010 and 2029 and utilization is limited in certain jurisdictions. The Company recorded the benefit of tax loss carryforwards of $2 million, $2 million and $23 million in 2007, 2008 and 2009, respectively. A valuation allowance for deferred income tax assets associated with certain net operating loss carryforwards has been established.

The long-term deferred tax liability associated with intangible assets includes a 2009 adjustment of $114 million to correct the income tax rate used to calculate the deferred tax liabilities associated with the intangible assets at the Transaction date. The adjustment was not material to prior periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2007	2008	2009

Balance at beginning of year	$28	$20	$38
Reductions for settled audits	(7)	—	—
Additions for tax positions of prior years	—	17	1
Reductions for tax positions of prior years	(2)	—	(4)
Additions for tax positions of current year	—	—	5
Settlements for tax positions of prior years	—	—	(3)
Additions for incremental interest	1	1	1

Balance at end of year	$20	$38	$38

Included in the balance of unrecognized tax benefits at December 31, 2009 is approximately $3 million (net of federal and state benefit) of accrued interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is currently under audit by the Internal Revenue Service for the calendar years 2003 through 2008 and various state and foreign jurisdiction tax years remain open to examination as well. At any time some portion of the Company’s operations are under audit. Accordingly, certain matters may be resolved within the next 12 months which could result in a change in the liability.

As of December 31, 2009, the Company has not accrued deferred U.S. income taxes on $290 million of unremitted earnings from non-U.S. subsidiaries as such earnings are reinvested overseas and used for foreign debt service. If all of these earnings were to be repatriated at one time, the incremental U.S. tax is estimated to be $39 million.

12.	Segment Information:

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

The Company evaluates the performance of its segments based on operating results before interest, income taxes, goodwill impairment, amortization of acquisition-related intangible assets, stock compensation and certain other costs. The operating results for each segment follow (in millions):

					Total Operating	Corporate and		Consolidated
2007	FS	HE	PS	AS	Segments	Other Items		Total

Revenue	$2,500	$543	$410	$1,448	$4,901	$—		$4,901
Depreciation and amortization	59	8	9	175	251	—		251
Income from operations (SCC)	525	143	84	428	1,180	(550	)(1)	630
Income from operations (SCCII and SunGard)	525	143	84	428	1,180	(549	)(1)	631
Cash paid for property and equipment and software	87	21	10	189	307	—		307

					Total Operating	Corporate and		Consolidated
2008	FS	HE	PS	AS	Segments	Other Items		Total

Revenue	$3,078	$540	$411	$1,567	$5,596	$—		$5,596
Depreciation and amortization	70	10	9	189	278	—		278
Income from operations (SCC)	608	130	79	443	1,260	(791	)(1)	469
Income from operations (SCCII and SunGard)	608	130	79	443	1,260	(790	)(1)	470
Total assets	8,998	2,062	1,362	6,646	19,068	(3,290	)(2)	15,778
Cash paid for property and equipment and software	91	24	8	269	392	—		392

					Total Operating	Corporate and		Consolidated
2009	FS	HE	PS	AS	Segments	Other Items		Total

Revenue	$3,068	$526	$397	$1,517	$5,508	$—		$5,508
Depreciation and amortization	77	13	9	192	291	—		291
Income from operations	618	138	77	380	1,213	(1,789	)(1)	(576)
Total assets	8,605	2,086	1,353	5,695	17,739	(3,759	)(2)	13,980
Cash paid for property and equipment and software	82	8	15	222	327	—		327

(1)	Includes corporate administrative expenses, goodwill impairment, stock compensation expense, management fees paid to the Sponsors, merger costs and certain other items, and amortization of acquisition-related intangible assets of $438 million, $515 million and $540 million in the years ended December 31, 2007, 2008 and 2009, respectively.

(2)	Includes items that are eliminated in consolidation and deferred income taxes.

Amortization of acquisition-related intangible assets by segment follows (in millions):

							Total Operating		Consolidated
	FS		HE	PS		AS	Segments	Corporate	Total

2007	238	(1)	35	40		122	435	3	438
2008	286	(2)	34	62	(2)	129	511	4	515
2009	303	(3)	33	32		170	538	2	540

(1)	Includes approximately $10 million of impairment charges related to software, customer base and goodwill.

(2)	Includes the combined effect of approximately $67 million of impairment charges related to software and customer base affecting both FS and PS.

(3)	Includes approximately $35 million of impairment charges related to software and customer base.

The FS segment is organized to align with customer-facing business areas. FS revenue by business area follows (in millions):

	2007	2008	2009

Trading Systems	$459	$806	$787
Wealth Management	533	526	437
Capital Markets	321	333	290
Global Trading	—	76	280
Brokerage & Clearance	251	264	279
Institutional Asset Management	216	235	211
Corporations	185	198	183
Banks	162	170	168
All other	373	470	433

Total Financial Systems	$2,500	$3,078	$3,068

The Company’s revenue by customer location follows (in millions):

	Year Ended December 31,
	2007	2008	2009

United States	$3,426	$3,952	$3,835

International:
United Kingdom	635	639	590
Continental Europe	511	609	598
Canada	133	169	158
Asia/Pacific	83	104	188
Other	113	123	139

	1,475	1,644	1,673

	$4,901	$5,596	$5,508

The Company’s property and equipment by geographic location follows (in millions):

	December 31,	December 31,
	2008	2009

United States	$628	$614

International:
United Kingdom	166	192
Continental Europe	58	64
Canada	35	44
Asia/Pacific	10	10
Other	1	1

	270	311

	$898	$925

13.	Related Party Transactions:

SunGard is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to SunGard and the Parent Companies. These services include financial, managerial and operational advice and implementation strategies for improving the operating, marketing and financial performance of SunGard and its subsidiaries. The management fees are equal to 1% of quarterly

Adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, and are payable quarterly in arrears. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change in control transactions. For the years ended December 31, 2007, 2008 and 2009, SunGard recorded $17 million, $23 million and $15 million, respectively, relating to management fees in sales, marketing and administration expenses in the statement of operations, of which $10 million and $4 million, respectively, is included in other accrued expenses at December 31, 2008 and 2009, respectively.

Two of the Company’s Sponsors, Goldman Sachs & Co. and Kohlberg Kravis Roberts & Co., and/or their respective affiliates served as co-managers in connection with SunGard’s 2008 debt offering of $500 million Senior Notes due 2015 and $500 million Incremental Term Loan. In connection with serving in such capacity, Goldman Sachs & Co. and Kohlberg Kravis Roberts & Co. were paid $26 million and $4 million, respectively, for customary fees and expenses.

In connection with the Transaction, SCC received a $16 million promissory note from the Company’s Chief Executive Officer (CEO) in payment for 1.6 million shares of Class A common stock and 0.2 million shares of Class L common stock and SCCII received a $6 million promissory note (together with the SCC note, the “Notes”) from the CEO in payment for 61 thousand shares of preferred stock. In 2007, these notes were fully repaid and cancelled. The Notes bore interest at a floating rate equal to LIBOR plus 2.5% divided by 0.84725 per annum and were payable on the last day of each calendar quarter in arrears.

14.	Commitments, Contingencies and Guarantees:

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were $30 million of restoration liabilities included in accrued expenses at December 31, 2009.

Future minimum rentals under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009 follow (in millions):

2010	$211
2011	181
2012	157
2013	135
2014	118
Thereafter	571

$1,373

Rent expense aggregated $208 million in 2007, $226 million in 2008 and $242 million in 2009.

At December 31, 2009, the Company had outstanding letters of credit and bid bonds of $39 million, issued primarily as security for performance under certain customer contracts. In connection with certain previously acquired businesses, up to $57 million could be paid as additional consideration depending on the future operating results of those businesses (see Note 2).

In the event that the management agreement described in Note 13 is terminated by the Sponsors (or their affiliates) or SunGard and its Parent Companies, the Sponsors (or their affiliates) will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors (or their affiliates) or SunGard and its Parent Companies provide notice to the other. The initial ten year term expires August 11, 2015.

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

15.	Quarterly Financial Data (unaudited):

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter

2008
Revenue	$1,302	$1,357	$1,394		$1,543
Gross profit(1)	659	704	666		823
Income (loss) before income taxes (SCC)	(40)	2	(26)		(141	)(2)
Income (loss) before income taxes (SCCII and SunGard)	(40)	2	(26)		(140	)(2)
Net income (loss)	(22)	2	(35)		(187	)(2)
Net loss attributable to SCC	(61)	(37)	(72)		(229	)(2)
2009
Revenue	$1,335	$1,369	$1,337		$1,467
Gross profit(1)	644	664	695		796
Income (loss) before income taxes	(43)	(7)	(43)		(1,098	)(4)
Net income (loss) (SCC)	(34)	(7)	(40	)(3)	(1,036	)(4)
Net income (loss) (SCCII and SunGard)	(34)	(7)	(40	)(3)	(1,037	)(4)
Net loss attributable to SCC	(76)	(51)	(86	)(3)	(1,084	)(4)

(1)	Gross profit equals revenue less cost of sales and direct operating expenses.

(2)	Includes pre-tax goodwill impairment charge of $128 million and an $8 million charge to correct previously reported loss on sale of receivables in connection with the Company’s accounts receivable securitization program, which was terminated in December 2008.

(3)	Includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

(4)	Includes pre-tax goodwill impairment charge of $1.13 billion.

16.	Supplemental Guarantor Condensed Consolidating Financial Statements:

On August 11, 2005, in connection with the Transaction, SunGard issued $3.0 billion aggregate principal amount of senior notes and senior subordinated notes, $2.6 billion of which was outstanding at December 31, 2009, as described in Note 5. On September 29, 2008, SunGard issued $500 million aggregate principal amount of senior notes due 2015, all of which was outstanding at December 31, 2009. The senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the senior secured credit facilities, described in Note 5.

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2008 and 2009, and for the years ended December 31, 2007, 2008 and 2009 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties nor guarantors to the debt issued as described in Note 5.

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Assets
Current:
Cash and cash equivalents	$511	$16	$448	$—	$975
Intercompany balances	(5,192)	5,268	(76)	—	—
Trade receivables, net	(1)	406	377	—	782
Prepaid expenses, taxes and other current assets	1,680	75	660	(1,677)	738

Total current assets	(3,002)	5,765	1,409	(1,677)	2,495
Property and equipment, net	1	619	278	—	898
Intangible assets, net	178	4,106	773	—	5,057
Intercompany balances	967	(720)	(247)	—	—
Goodwill	—	6,146	1,182	—	7,328
Investment in subsidiaries	13,686	2,298	—	(15,984)	—

Total Assets	$11,830	$18,214	$3,395	$(17,661)	$15,778

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$295	$9	$18	$—	$322
Accounts payable and other current liabilities	319	2,611	995	(1,677)	2,248

Total current liabilities	614	2,620	1,013	(1,677)	2,570
Long-term debt	8,227	9	317	—	8,553
Intercompany debt	(8)	416	(162)	(246)	—
Deferred income taxes	(66)	1,483	175	—	1,592

Total liabilities	8,767	4,528	1,343	(1,923)	12,715
Total stockholder’s equity	3,063	13,686	2,052	(15,738)	3,063

Total Liabilities and Stockholder’s Equity	$11,830	$18,214	$3,395	$(17,661)	$15,778

	Supplemental Condensed Consolidating Balance Sheet
	December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Assets
Current:
Cash and cash equivalents	$126	$(9)	$547	$—	$664
Intercompany balances	(6,563)	5,787	776	—	—
Trade receivables, net	—	734	402	—	1,136
Prepaid expenses, taxes and other current assets	2,017	77	417	(1,968)	543

Total current assets	(4,420)	6,589	2,142	(1,968)	2,343
Property and equipment, net	1	603	321	—	925
Intangible assets, net	164	3,756	614	—	4,534
Intercompany balances	961	(691)	(270)	—	—
Goodwill	—	4,895	1,283	—	6,178
Investment in subsidiaries	13,394	2,490	—	(15,884)	—

Total Assets	$10,100	$17,642	$4,090	$(17,852)	$13,980

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$7	$12	$—	$64
Accounts payable and other current liabilities	272	2,901	1,079	(1,968)	2,284

Total current liabilities	317	2,908	1,091	(1,968)	2,348
Long-term debt	7,687	3	561	—	8,251
Intercompany debt	82	103	(31)	(154)	—
Deferred income taxes	(53)	1,234	133	—	1,314

Total liabilities	8,033	4,248	1,754	(2,122)	11,913

Total stockholder’s equity	2,067	13,394	2,336	(15,730)	2,067

Total Liabilities and Stockholder’s Equity	$10,100	$17,642	$4,090	$(17,852)	$13,980

Supplemental Condensed Consolidating Schedule of Operations

	Year Ended December 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Total revenue	$—	$3,436	$1,610	$(145)	$4,901

Costs and expenses:
Cost of sales and direct operating	—	1,546	867	(145)	2,268
Sales, marketing and administration	124	546	372	—	1,042
Product development	—	173	98	—	271
Depreciation and amortization	—	184	67	—	251
Amortization of acquisition-related intangible assets	4	363	71	—	438

	128	2,812	1,475	(145)	4,270

Income (loss) from operations	(128)	624	135	—	631
Net interest income (expense)	(606)	(70)	50	—	(626)
Other income (expense)	403	59	(43)	(487)	(68)

Income (loss) before income taxes	(331)	613	142	(487)	(63)
Benefit from (provision for) income taxes	271	(181)	(87)	—	3

Net income (loss)	$(60)	$432	$55	$(487)	$(60)

Supplemental Condensed Consolidating Schedule of Operations

	Year Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Total revenue	$—	$3,540	$2,149	$(93)	$5,596

Costs and expenses:
Cost of sales and direct operating	—	1,558	1,279	(93)	2,744
Sales, marketing and administration	111	583	457	—	1,151
Product development	—	183	125	—	308
Depreciation and amortization	—	205	73	—	278
Amortization of acquisition-related intangible assets	4	373	138	—	515
Goodwill impairment charge and merger costs	1	1	128	—	130

	116	2,903	2,200	(93)	5,126

Income (loss) from operations	(116)	637	(51)	—	470
Net interest income (expense)	(533)	(18)	(30)	—	(581)
Other income (expense)	173	(209)	(72)	15	(93)

Income (loss) before income taxes	(476)	410	(153)	15	(204)
Benefit from (provision for) income taxes	234	(212)	(60)	—	(38)

Net income (loss)	$(242)	$198	$(213)	$15	$(242)

Supplemental Condensed Consolidating Schedule of Operations (Successor)

	Year Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Total revenue	$—	$3,429	$2,182	$(103)	$5,508

Costs and expenses:
Cost of sales and direct operating	—	1,462	1,350	(103)	2,709
Sales, marketing and administration	98	593	421	—	1,112
Product development	—	166	136	—	302
Depreciation and amortization	—	214	77	—	291
Amortization of acquisition-related intangible assets	2	404	134	—	540
Goodwill impairment charge and merger costs	1	1,126	3	—	1,130

	101	3,965	2,121	(103)	6,084

Income (loss) from operations	(101)	(536)	61	—	(576)
Net interest income (expense)	(547)	(48)	(35)	—	(630)
Other income (expense)	(707)	(21)	11	732	15

Income (loss) before income taxes	(1,355)	(605)	37	732	(1,191)
Benefit from (provision for) income taxes	237	(101)	(63)	—	73

Net income (loss)	$(1,118)	$(706)	$(26)	$732	$(1,118)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year Ended December 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Cash flow from operations
Net income (loss)	$(60)	$432	$55	$(487)	$(60)
Non cash adjustments	(368)	403	139	487	661
Changes in operating assets and liabilities	(793)	854	39	—	100

Cash flow provided by (used in) operations	(1,221)	1,689	233	—	701

Investment activities
Intercompany transactions	1,219	(1,222)	3	—	—
Cash paid for acquired businesses, net of cash acquired	—	(237)	(28)	—	(265)
Cash paid for property and equipment and software	—	(211)	(96)	—	(307)
Other investing activities	2	6	—	—	8

Cash provided by (used in) investment activities	1,221	(1,664)	(121)	—	(564)

Financing activities
Net repayments of long-term debt	(17)	(4)	(11)	—	(32)

Cash used in financing activities	(17)	(4)	(11)	—	(32)

Effect of exchange rate changes on cash	—	—	6	—	6

Increase (decrease) in cash and cash equivalents	(17)	21	107	—	111
Beginning cash and cash equivalents	56	(19)	279	—	316

Ending cash and cash equivalents	$39	$2	$386	$—	$427

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Cash flow from operations
Net income (loss)	$(242)	$198	$(213)	$15	$(242)
Non cash adjustments	(128)	720	358	(15)	935
Changes in operating assets and liabilities	(672)	462	(98)	—	(308)

Cash flow provided by (used in) operations	(1,042)	1,380	47	—	385

Investment activities
Intercompany transactions	141	(439)	298	—	—
Cash paid for acquired businesses, net of cash acquired	—	(657)	(64)	—	(721)
Cash paid for property and equipment and software	1	(261)	(132)	—	(392)
Other investing activities	4	(12)	12	—	4

Cash provided by (used in) investment activities	146	(1,369)	114	—	(1,109)

Financing activities
Net borrowings (repayments) of long-term debt	1,390	3	(68)	—	1,325
Other financing activities	(22)	—	—	—	(22)

Cash provided by (used in) financing activities	1,368	3	(68)	—	1,303

Effect of exchange rate changes on cash	—	—	(31)	—	(31)

Increase in cash and cash equivalents	472	14	62	—	548
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$511	$16	$448	$—	$975

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In millions)

Cash flow from operations
Net income (loss)	$(1,118)	$(706)	$(26)	$732	$(1,118)
Non cash adjustments	776	1,646	158	(732)	1,848
Changes in operating assets and liabilities	(334)	(115)	358	—	(91)

Cash flow provided by (used in) operations	(676)	825	490	—	639

Investment activities
Intercompany transactions	1,138	(598)	(540)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(13)	—	—	(13)
Cash paid for property and equipment and software	—	(231)	(96)	—	(327)
Other investing activities	—	—	7	—	7

Cash provided by (used in) investment activities	1,138	(842)	(629)	—	(333)

Financing activities
Net repayments of long-term debt	(844)	(8)	227	—	(625)
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	(847)	(8)	227	—	(628)

Effect of exchange rate changes on cash	—	—	11	—	11

Increase (decrease) in cash and cash equivalents	(385)	(25)	99	—	(311)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$126	$(9)	$547	$—	$664

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

The Company entered into an extended lease, effective January 1, 2010 and dated November 20, 2009, relating to SunGard’s Availability Services facility in Philadelphia, Pennsylvania. This lease is filed as Exhibit 10.9 to this Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors are listed below.

Name	Age	Principal Position with SunGard Data Systems Inc.

Executive Officers
James E. Ashton III	51	Division Chief Executive Officer, Financial Systems
Kathleen Asser Weslock	54	Senior Vice President— Human Resources and Chief Human Resources Officer
Cristóbal Conde	49	President, Chief Executive Officer and Director
Harold C. Finders	54	Division Chief Executive Officer, Financial Systems
Till M. Guldimann	61	Vice Chairman
Ron M. Lang	58	Group Chief Executive Officer, Higher Education
Thomas J. McDugall	52	Chief Financial Officer, Financial Systems
Karen M. Mullane	45	Vice President and Controller
Brian Robins	51	Senior Vice President and Chief Marketing Officer
Gilbert O. Santos	50	Group Chief Executive Officer, Public Sector
Victoria E. Silbey	46	Senior Vice President— Legal and General Counsel
Richard C. Tarbox	57	Senior Vice President— Corporate Development
Robert F. Woods	55	Senior Vice President— Finance and Chief Financial Officer
Directors
Chinh E. Chu	43	Director
John Connaughton	44	Director
James H. Greene, Jr.	59	Director
Glenn H. Hutchins	54	Chairman of the Board of Directors
James L. Mann	75	Director
John Marren	47	Director
Sanjeev Mehra	51	Director
Julie Richardson	46	Director

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

Mr. Conde has been Chief Executive Officer since 2002, President since 2000 and a director since 1999. Mr. Conde served as Chief Operating Officer from 1999 to 2002 and Executive Vice President from 1998 to 1999. Before then, Mr. Conde was Chief Executive Officer of SunGard Trading Systems Group from 1991 to 1998. Mr. Conde was cofounder of a trading and risk systems business that we acquired in 1987. Mr. Conde is presently serving as Interim Group Chief Executive Officer, SunGard Availability Services.

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

Mr. Lang has been Group Chief Executive Officer, SunGard Higher Education since 2009 and Group Chief Executive Officer, Enterprise Solutions Group from 2005 until January 2009. He was Chief Product Officer—Financial Systems from January to December 2005. From 2000 to 2005, Mr. Lang was Group Chief Executive Officer, SunGard Trading Systems and was responsible for our SunGard Brokerage Systems and SunGard Financial Networks groups from 2003 to January 2005. Mr. Lang was Vice President of Marketing from 1997 to 1998 and President from 1998 to 2000 of a trading and risk systems business that we acquired in 1998.

Mr. McDugall has been Senior Vice President, Financial Systems Chief Financial Officer since 2006. From 2005 to 2006 he served as Group Chief Financial Officer for several groups within Financial Systems. From 1994 to 2005, Mr. McDugall held various positions with us. Mr. McDugall is a director and/or officer of most of our domestic subsidiaries.

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

Ms. Silbey has been Senior Vice President—Legal and General Counsel since 2006 and Vice President — Legal and General Counsel from 2005 to 2006. From 1997 to 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from 2004 to 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Tarbox has been Senior Vice President—Corporate Development since 2001 and was Vice President—Corporate Development from 1987 to 2001.

Mr. Woods has been Senior Vice President—Finance and our Chief Financial Officer since January 2010. From 2004 to 2009, Mr. Woods was chief financial officer of IKON Office Solutions, a document management systems and services company. Previously, he served as vice president and controller and vice president and treasurer at IBM Corporation and vice president, finance for IBM Asia-Pacific. Mr. Woods is currently a director of Insight Enterprises, Inc.

Mr. Chu has been a Director since 2005. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu serves on the Boards of Directors of Alliant Insurance Services, Inc., Bank United, Bayview, Catalent Pharma Solutions, Inc., DJO Incorporated, Graham Packaging Company Inc. and HealthMarkets, Inc. and previously served on the Board of Directors of Celanese Corporation.

Mr. Connaughton has been a Director since 2005. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC, a global private investment firm, since 1997 and a member of the firm since 1989. Mr. Connaughton serves on the Boards of Directors of Clear Channel, CRC Health Group, Quintiles Transnational Corp., The Boston Celtics, Warner Chilcott, Warner Music Group Corp. and Hospital Corporation of America and previously served on the Board of Directors of AMC Theatres and Stericycle Inc.

Mr. Greene has been a Director since 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. LP, a global alternative asset management firm (“KKR”), in 1986 and was a General Partner of KKR from 1993 until 1996, when he became a member of KKR & Co. L.L.C. until October 2009. Mr. Greene is currently a member of KKR Management, LLC, which is the general partner of KKR & Co. L.P. Mr. Greene serves on the Board of Directors of Aricent Inc., Avago Technologies Limited, TASC, Inc., Western New York Energy, LLC and Zhone Technologies, Inc. and previously served on the Board of Directors of Accuride Corporation, Alliance Imaging, Inc., Owens—Illinois, Inc., Shoppers Drug Mart Corporation and Sun Microsystems, Inc.

Mr. Hutchins has been Chairman of the Board of Directors since 2005. Mr. Hutchins is a co-founder and Co-Chief Executive of Silver Lake, a technology investment firm that was established in 1999. Mr. Hutchins serves on the Board of Directors of The Nasdaq OMX Group, Inc. and previously served on the Board of Directors of Gartner, Inc., Seagate Technology and TD Ameritrade Holding Corp.

Mr. Mann has been a Director since September 2006 and has been employed by SunGard since 1983. Mr. Mann served as Chairman of the Board from 1987 to 2005 and as a Director from 1983 to 1986. Mr. Mann served as Chief Executive Officer from 1986 to 2002, President from 1986 to 2000, and Chief Operating Officer from 1983 to 1985. Mr. Mann serves on the Board of Directors of athenahealth, Inc.

Mr. Marren has been a Director since 2005. Mr. Marren joined TPG Capital LP, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and serves on the Board of Directors of Aptina, Avaya Inc., Freescale Semiconductor Inc., Intergraph Corp. and Isola Group SARL and previously served on the Board of Directors of ON Semiconductor Corporation and Conexant Systems Inc.

Mr. Mehra has been a Director since 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the Boards of Directors of ARAMARK Corporation, Burger King

Corporation, First Aviation Services, Inc., Hawker Beechcraft, Inc., KAR Auction Services, Inc. and Sigma Electric and previously served on the Board of Directors of Nalco Holding Company and Hexcel Corporation.

Ms. Richardson has been a Director since 2005. Ms. Richardson has been a Managing Director of Providence Equity Partners since 2003 and oversees the New York-based team. Between 1998 and 2003, Ms. Richardson held various roles at JPMorgan, including Vice Chairman of the firm’s investment banking division and Global Co-Head of the firm’s Telecom, Media and Technology group. Prior to joining JPMorgan in 1998, Ms. Richardson was a Managing Director at Merrill Lynch, where she spent over 11 years. Ms. Richardson serves on the Boards of Directors of Altegrity, Open Solutions Inc. and Stream Global Services.

The Amended and Restated Certificate of Incorporation of SCC is structured to permit the holders of specific classes of Class A common stock representing funds affiliated with each Sponsor group to elect separate directors (the “Sponsor Directors”) and also allows for the holders of all outstanding common stock to elect the chief executive officer as an additional director (the “CEO director”). The Principal Investor Agreement dated August 10, 2005 by and among the four parent companies and the Sponsors further contains agreements among the parties with respect to the election of our directors. Each Sponsor is entitled to elect one representative to the Board of Directors of SCC, which will then cause the Board of Directors or Managers, as applicable, of the other three parent companies and of SunGard to consist of the same members. In August 2005, in accordance with both the Amended and Restated Certificate of Incorporation of SCC and the Principal Investor Agreement, each of Ms. Richardson and Messrs. Chu, Connaughton, Greene, Hutchins, Marren and Mehra were elected to the Boards as Sponsor Directors and Mr. Conde was elected to the Boards as the CEO Director.

In accordance with the charter of the Nominating and Corporate Governance Committee, to the extent consistent with applicable agreements, the Nominating and Corporate Governance Committee will identify, recommend and recruit qualified candidates to fill new positions on the Boards and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates. In September 2006, James L. Mann was selected to serve as a director due to his extensive business and management expertise from having served as SunGard’s chief executive officer from 1986 to 2002, his acute business judgment, and his extensive knowledge of the industries in which the Company operates.

As a group, the Sponsor Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. All of the Company’s directors possess high ethical standards, act with integrity, and exercise careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company.

The Board has determined that Mr. Connaughton qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the Securities and Exchange Commission. Mr. Connaughton is not an independent director because of his affiliation with Bain Capital Partners, LLC, the affiliated funds of which hold a 13.70% equity interest in SCC and SCCII (collectively referred to as the “Parent Companies”).

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

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2009 to our chief executive officer (principal executive officer), chief financial officer (principal financial officer) and three other executive officers who were the most highly compensated executive officers in fiscal year 2009. We refer to these five executive officers as our “named executives.”

Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of the Company’s executive officers and related duties. Management, including our chief executive officer, or CEO, evaluates a number of factors in developing cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. Following this in-depth review and in consultation with management, our CEO makes compensation recommendations for our corporate executive officers and our named executives, including the CEO, to the Compensation Committee based on his evaluation of each officer’s performance, expectations for the coming year and market compensation data. Our CEO also provides an overview of compensation for other executive officers. The Compensation Committee reviews these proposals and makes all final compensation decisions for corporate executive officers and named executives by exercising its discretion in accepting, modifying or rejecting any management recommendations, including any recommendations from our CEO.

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the Company by linking a significant portion of compensation to future financial and business results; and

•	to further align the interests of executive officers with those of our ultimate stockholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.

Our compensation program for senior executives, including the named executives, is designed to reward Company performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., “pay for performance.” Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each named executive, we look at each individual’s contributions to our overall results, our operating and financial performance compared with the targeted goals, and our size and complexity compared with companies in our compensation peer group.

Elements of Our Executive Compensation Program

In 2009, the principal elements of compensation for named executives were:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses;

•	long-term equity incentive compensation;

•	benefits and perquisites; and

•	severance compensation and change of control protection.

Annual Cash Compensation

Management, including our CEO, develops recommendations for annual executive cash compensation plans by using compensation survey data for a broad set of organizations of comparable business, size and complexity, and then compares the survey results to publicly available compensation data for a group of companies we consider to be our peer group. We believe that the compensation practices of these companies provide us with appropriate benchmarks because they also provide technology products and services to a variety of customers and compete with us for executives and other employees.

The survey data used for 2009 compensation purposes comes from two sources: Radford Executive Benchmark Survey, which focuses on technology companies; and Towers Perrin Compensation Data Bank, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies. For purposes of establishing compensation recommendations, we use a blend of the Radford and Towers Perrin survey data to reflect our size and industry.

From the Radford survey data for our corporate-level named executives, we assessed compensation from 211 public and private companies using a weighted average of 25% for companies with annual revenues between $1 billion and $3 billion and a 75% weighted average for companies with annual revenues over $3 billion. From the Radford survey data for our division-level named executives, we assessed compensation from 193 public and private companies with annual revenues from $0.5 billion to $3 billion. From the Towers Perrin survey data we assessed compensation of 103 companies with annual revenues statistically regressed to $5.5 billion for our corporate-level named executives and 142 companies with annual revenues statistically regressed to the applicable SunGard division’s revenue for our division-level named executives.

The companies we consider within our peer group are financial services and software companies of similar industry and revenue as the Company, and some of which various businesses within the Company compete against for business and for talent. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from Radford and Towers Perrin. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2009:

Automatic Data Processing, Inc.
BMC Software, Inc.
Broadridge Financial Solutions, Inc.
Computer Sciences Corporation
Convergys Corporation
DST Systems, Inc.
Fidelity National Information
  Services, Inc.
Fiserv, Inc.
Iron Mountain Incorporated
MasterCard Incorporated
Paychex, Inc.
SEI Investments Company
The Western Union Company

Our annual cash compensation packages for executive officers include base salary and a performance-based executive incentive compensation (“EIC”) bonus. We generally target the 60th percentile of the survey data as our benchmark for base salary and the 85th percentile as our benchmark for total on-target cash compensation. Because we pay for performance, we weight the cash compensation more heavily toward the performance incentives and less toward the base salary.

In early 2009, because the economic outlook remained uncertain and in order to best position our Company to emerge from the economic crisis stronger, we determined that there would be no 2009 increases of salary or target EIC bonus for employees, including the named executives.

Base Salary.  For base salary, we generally target the 60th percentile of the blended survey data to provide a fixed compensation based on competitive market practice that is not subject to performance risk while also considering other factors, such as individual and Company performance. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each named executive based on his or her position and responsibility by using survey data. Salary for each named executive for calendar year 2009 is reported in Table 1 — Summary Compensation Table below.

Performance-Based Incentive Compensation.  The annual EIC bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. A minimum incentive may be earned at threshold EIC goals, which are set generally at levels that reflect an improvement over prior year results, and no payment is awarded if the threshold goal is not achieved. On-target EIC goals are set generally at levels that reflect budgeted performance. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance. Additional mid-point goals between threshold and target with corresponding incentive amounts are also established. The Company may revise or cancel an executive’s EIC at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the performance plan was approved. Internal EBITA targets are adjusted to take into account acquisitions and/or dispositions which were not included in the budgeted EIC targets and other one-time adjustments as approved by the Compensation Committee.

The financial measures used for the 2009 EIC bonuses for the named executives were one or both of the following: (i) Internal EBITA, which represents actual earnings before interest, taxes and amortization, noncash stock compensation expense, management fees paid to the Sponsors and certain other unusual items and (ii) budgeted revenue growth of the Company’s business segments. These metrics were selected as the most appropriate measures upon which to base the 2009 EIC bonuses for the named executives because they are important metrics that management and the Sponsors use to evaluate the performance of the Company. While we have established threshold, mid-point, and on-target Internal EBITA goals, as set forth in the table below, EIC bonuses may be increased if the applicable Internal EBITA goal is exceeded. As a result, the named executives may be entitled to receive an increase in bonus equal to a small percentage of the amount by which the applicable Internal EBITA goal is exceeded. We refer to any such increase in the bonus as an “override.” Because the 2009 on-target goal was lower than the 2008 on-target goal as a result of the impact of the economic crisis on the Company, it was determined that for the corporate-level named executives, Messrs. Conde, Ruane and Tarbox, (i) if the actual 2009 Internal EBITA is above the 2009 Internal EBITA goal but below the actual 2008 Internal EBITA, they would receive 1/3 of the applicable override; and (ii) if the actual 2009 Internal EBITA exceeds the actual 2008 Internal EBITA, they would receive the override amount described in clause (i) plus an amount equal to the override rate multiplied by the amount by which the actual 2009 Internal EBITA exceeds actual 2008 Internal EBITA. For our division-level named executives, Messrs. Ashton and Finders, EIC bonuses earned on the achievement of Internal EBITA goals were also subject to a multiplier that, depending upon the achievement of year-over-year revenue growth goals of the Financial Systems segment, could result in a further increase or decrease of any bonus earned based on the achievement of Internal EBITA goals. As set forth in the table below, the multiplier ranged from 0 to 1.5, meaning that revenue growth results could reduce or increase amounts earned by these named executives based on the achievement of Internal EBITA goals; with a multiplier of 1 resulting in no adjustment to the award established by the Internal EBITA goals.

The following table provides the 2009 threshold, mid-point and on-target Internal EBITA goals for the named executives and the EIC bonuses paid to them based on actual results from 2009:

				Actual
	Internal EBITA Goals			2009 EIC
	(in thousands)			Bonus
Name and Type of Internal EBITA Goal	Threshold	Mid-Point	On-Target	Payment

Cristóbal Conde
Consolidated Company Internal EBITA	$1,054,000	$1,081,000	$1,109,000	$2,168,428	(1)
Michael J. Ruane
Consolidated Company Internal EBITA	$1,054,000	$1,081,000	$1,109,000	$808,996	(1)
James E. Ashton III
Financial Systems Segment Internal EBITA	$529,985	$543,932	$557,879	$1,355,091	(2)
Harold C. Finders
Financial Systems Segment Internal EBITA	$529,985	$543,932	$557,879	$1,365,180	(2)
Richard C. Tarbox(2)
Consolidated Company Internal EBITA	$1,054,000	$1,081,000	$1,109,000	$808,996	(1)

(1)	Represents the EIC bonus earned as a result of the consolidated Company exceeding the on-target 2009 Internal EBITA goal but not the actual 2008 Internal EBITA. Thus, the bonus amount earned reflects the on-target EIC amount plus 1/3 of the applicable override.

(2)	Represents the EIC bonus earned as a result of the Financial Systems Segment exceeding the on-target 2009 Internal EBITA goal. Thus, the bonus amount earned reflects the on-target EIC amount plus the override. The revenue multiplier applicable to the 2009 EBITA incentive amounts earned was 1 in 2009; therefore, it did not increase or decrease the incentive payment earned based on the achievement of the on-target Internal EBITA goal.

The following table provides the low, target and maximum multiplier applicable to the 2009 Internal EBITA incentive amounts earned by Messrs. Ashton and Finders, which is based on the percentage increase or decrease in revenue of the Financial Systems segment as compared to the prior year.

	0 Multiplier	1 Multiplier	1.5 Multiplier	Actual 2009
Name	Low	Target	Max	Multiplier

James E. Ashton III
Financial Systems Segment Revenue Growth (% increase/(decrease) over prior year)	(2.0)%	0.5-7.0%	7.0%	1
Harold C. Finders
Financial Systems Segment Revenue Growth (% increase/(decrease) over prior year)	(2.0)%	0.5-7.0%	7.0%	1

Long-Term Equity Compensation

We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option or restricted stock unit on Units (“RSU”) award and the value of our stock, we believe that granting a combination of Class A options and RSUs (“hybrid awards”) is the best method of motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our equity program as a key retention tool. Retention is an important factor in our determination of the type of award to grant and the number of underlying Units or shares to grant.

In 2005 in connection with the Transaction, executive officers and other managers and key employees were granted a combination of time-based and performance-based options to purchase equity in the Parent Companies. The size of these initial option grants were commensurate with the executive’s position, performance and tenure with the Company and were agreed to in connection with the Transaction. These grants were intended to cover the period between the grant date and December 31, 2010, absent promotions or other unusual circumstances. In 2007, Mr. Finders received an option award due to his promotion to Division Chief Executive Officer, Financial Systems. In 2009, Messrs. Ashton, Finders and Tarbox received hybrid awards for outstanding performance in difficult economic conditions and for retention purposes. Additional information on all 2009 and outstanding grants to the named executives is shown in Table 2 — 2009 Grants of Plan-Based Awards and Table 3 — Outstanding Equity Awards at 2009 Fiscal Year-End below.

Performance-based options granted to the named executives in 2005 and 2007 vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company during a specified performance period, generally five or six years. The annual vesting goals for the performance-based options were agreed to by the Sponsors and senior management in 2005 in connection with the Transaction and require sustained and superior company-wide performance in each of the years in the performance period but allow for additional vesting for over performance.

In 2009, the performance-based equity awards were amended. As a result of the general economic situation, the turbulence in the financial services industry and continued uncertainty in the markets, the original performance targets established in 2005 and the benefit of accelerated vesting for senior executives in certain liquidity events were determined to not be achievable. The performance-based equity held by named executives was amended to, among other things:

•	Reduce the performance targets for 2009 and 2010 to reflect the Company’s enterprise-wide EBITA budget for the 2009 and 2010 calendar years.

•	At the amended targets, the number of shares earned depends on the percentage of the amended target that is achieved between 95% and 106.25%.

•	If between 95% and 100% of the amended target is achieved, the number of shares that will be earned will be determined by interpolation at a specified linear rate based on the Company’s actual EBITA results.

•	If 100% of the amended target is achieved, approximately 72% of the shares that would have been earned if 100% of the original targets were achieved will be earned.

•	If the amended target is achieved between 100% and 106.25%, an additional portion of the remaining 28% of the shares that could be earned for the year will be earned pro rata.

•	If 106.25% of the amended target is achieved, the maximum number of shares that can be earned is the number that would have been earned in such year under the performance awards’ current terms if 100% of the original target had been achieved. In no case can 100% of the shares underlying the performance awards for 2009 and 2010 be earned solely under the amended targets.

•	For each of 2009 and 2010, if the original target is achieved between 100% and 106.25%, then the remaining eligible shares for that year will be earned pro rata based on the Company’s attainment of the original target between 100% and 106.25%.

•	For each of 2009 and 2010, any shares earned will vest as follows: 25% of the earned award will vest on December 31 of the applicable calendar year, and the remaining 75% will vest in equal monthly installments over the next 36 months, subject to continued employment. If the named executive’s employment is terminated by the Company without cause or by the named executive for good reason or on account of his disability or death or if a change in control of the Company occurs after 2009 or 2010, the unvested portion of the earned award for each of 2009 and 2010 will vest upon such event.

•	For the named executives and certain other senior executives only, the performance-based awards were also amended to extend through 2013 the awards’ ability to vest on an accelerated basis in the event of a change in control of the Company. The amended awards will vest on an accelerated basis if a change in control transaction results in (i) the Company’s investors receiving an amount constituting at least 300% of their initial equity investment in the Company and any subsequent equity investments and (ii) achievement of an internal rate of return by the Company’s investors of at least 14%. Any portion of the awards that accelerate will vest on the one-year anniversary of the change in control, provided the executive remains employed with the Company through such date. If an executive terminates employment without cause, resigns for good reason, dies or becomes disabled during the one-year period following the change in control, the amount that would otherwise vest on the one-year anniversary will accelerate.

The amendments to the EBITA targets in each of the named executive’s awards are the same as the 2009 amendments made to outstanding performance-based options and RSUs held by other Company employees.

The performance-based equity awarded in 2009 to the named executives have the same performance targets and vesting schedule for calendar years 2009 and 2010 as the amended performance-based equity awards described above. With respect to calendar years 2011 - 2013, vesting will occur upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company for each year.

Based upon actual year-end 2009 results, 7.20% of each 2005 performance-based option award vested out of a maximum of 16.67% available to vest each of six years in the performance period, and 8.64% of each 2007 and 2009 performance-based equity award vested out of a maximum of 20% available to vest each of five years in the performance period.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the named executives. The named executives are eligible for the same benefit programs on the same basis as the rest of the Company’s employees in the particular country in which the named executive resides, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) or defined contribution pension plan.

The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the named executives include leased automobiles and related tax gross-ups and are quantified in Table 1 — Summary Compensation Table below.

Employment Agreements, Severance Compensation & Change of Control Protection

In connection with the Transaction, the Company entered into definitive employment agreements with certain senior managers, including the named executives. The executives with such agreements are eligible for payments if employment terminates or if there is a change of control, as described under “Potential Payments on Termination or Change of Control” below. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control.

The agreements include the following terms:

•	A term through December 31, 2010, with one-year automatic renewals unless terminated on one year’s advance notice.

•	The same base salary as that payable by the Company prior to the Transaction, subject to annual adjustments, if any, made by the Board of Directors or the Compensation Committee of the Board, in consultation with the CEO. See “Base Salary” above for a description of the determination of base salary for the Company’s senior management.

•	The opportunity to earn an annual cash bonus provided that the aggregate bonus opportunity for the senior management as a group will be consistent with that provided by the Company to executives as a group prior to the Transaction, although the Board of Directors may re-align the performance metrics and other terms in consultation with the CEO. See “Performance-Based Incentive Compensation” above for a description of the determination of cash bonuses for the Company’s senior management.

•	Employee benefits consistent with those provided by the Company to executives prior to the Transaction, including the right to participate in all employee benefit plans and programs.

•	Participation in the equity plan of SCC and SCCII.

•	The right to receive certain severance payments, including upon a termination without “cause,” a resignation for “good reason” or a change of control, consistent with the severance payments provided for under the change of control agreement with the Company in effect prior to the Transaction. See “Potential Payments Upon Termination or Change of Control” below.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for applicable post-termination periods.

•	The right to receive a tax gross-up payment should any payment provided under the agreement be subject to the excise tax under section 4999 of the Internal Revenue Code of 1986, as amended.

In addition, under the terms of the equity awards made to executives, full or partial acceleration of vesting of equity occurs if a change of control takes place or due to certain other termination events. These arrangements and potential post-employment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control” below.

Mr. Ruane resigned from his position as chief financial officer of the Company effective January 1, 2010, but remains an employee of the Company in the role of chief financial officer of the Company’s Availability Services business. The Company and Mr. Ruane entered into an addendum dated December 23, 2009 (the “Addendum”) to his employment agreement. The terms of the Addendum include the following:

•	Mr. Ruane’s annual salary and executive incentive compensation plan will remain unchanged and shall be reviewed annually pursuant to the Company’s normal compensation and performance review policies for senior level executives.

•	An equity grant of 7,535 RSUs and 18,975 Class A options, which grant was approved by the Compensation Committee on February 18, 2010.

•	A total payment of $3,646,538, to be paid in equal semi-monthly installments over 24 months commencing January 1, 2010 and ending December 31, 2011, subject to Mr. Ruane’s continued employment.

•	If Mr. Ruane’s employment is terminated without cause or due to his death or disability before December 31, 2011, any remaining unpaid payments will be paid in a lump sum payment within 30 days after the date of termination of employment.

•	If Mr. Ruane’s employment is terminated for cause or on account of voluntary termination before December 31, 2011, all such payments shall cease.

•	If a change of control of the Company or a sale of the Company’s Availability Services business occurs before December 31, 2011 while Mr. Ruane is employed by the Company, any remaining unpaid payments will be paid in a lump sum payment upon or within 30 days after the change of control of the Company or sale of the Company’s Availability Services business, as applicable.

•	No other severance amounts shall be payable to or on behalf of Mr. Ruane under Section 2.1 of the Employment Agreement under any circumstances.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee’s compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Stock Ownership

The Company does not have a formal policy requiring stock ownership by management. Our senior managers, including the named executives, however, have committed significant personal capital to our Company in connection with the Transaction. See “Beneficial Ownership” under ITEM 12 below.

2010 Compensation Update

In 2010, we made changes to the annual EIC bonus to ensure that we reward performance that is consistent with the our goals and appropriately balance short- and long-term incentives. The total 2010 EIC bonus (including any override earned) will be capped at 1.75 times the target EIC bonus for our corporate-level senior executives and at 3.0 times the target EIC bonus for our division-level senior executives.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James H. Greene, Jr., Chairperson
John Connaughton
John Marren
Julie Richardson

Summary Compensation Table

The following table contains certain information about compensation earned in 2009, 2008 and 2007 by the named executives.

Table 1 — Summary Compensation Table

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
						Plan	Compen-	All Other
				Stock	Option	Compen-	sation	Compen-
		Salary	Bonus	Awards(1)	Awards(1)	sation(2)	Earnings	sation(3)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Cristóbal Conde	2009	931,000	—	—	—	2,168,428	—	57,879	3,157,307
President, Chief Executive	2008	931,000	—	—	—	1,946,000	—	47,588	2,924,588
Officer and Director	2007	887,000	—	—	—	1,883,400	—	46,110	2,816,510
Michael J. Ruane(4)	2009	454,000	—	—	—	808,996	—	54,599	1,317,595
Former Senior Vice	2008	454,000	—	—	—	726,000	—	46,712	1,226,712
President — Finance and	2007	430,000	—	—	—	698,851	—	40,145	1,168,996
Chief Financial Officer
James E. Ashton III(5)	2009	510,000	—	359,244	13,285	1,355,091	—	57,049	2,294,669
Division Chief Executive	2008	510,000	—	—	—	770,130	—	51,084	1,331,214
Officer	2007	468,500	—	—	—	2,061,346	—	49,573	2,579,419
Harold C. Finders(6)	2009	571,089	—	359,244	13,285	1,365,180	—	119,963	2,428,761
Division Chief Executive	2008	522,532	—	—	—	731,666	—	71,505	1,325,703
Officer	2007	487,740	—	—	1,211,165	2,011,400	—	190,327	3,900,632
Richard C. Tarbox(7)	2009	454,000	—	179,621	6,642	808,996	—	55,203	1,504,462
Senior Vice President — Corporate Development

(1)	The amounts in these columns reflect the fair value as of grant date, in accordance with FAS 123(R), of awards granted pursuant to the SunGard 2005 Management Incentive Plan. Performance-based awards granted before 2009 to the named executives were amended during 2009 but the amended awards had no incremental value (see the Compensation Discussion and Analysis above for a description of the amendments).

(2)	The amounts in this column reflect the cash EIC awards payable under performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

(3)	For Mr. Conde, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, automobile tax gross-ups ($13,801 in 2009 and $12,341 in each of 2008 and 2007), and annual sales incentive award trips.

For Mr. Ruane, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, automobile tax gross-ups ($10,609 in 2009, $10,844 in 2008 and $11,066 in 2007), and in 2009 a service award gift and related tax gross-up ($3,691).

For Mr. Ashton, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, reimbursement of fuel expenses in 2007, automobile tax gross-ups ($9,317 in 2009, $11,524 in 2008, and $10,104 in 2007), and annual sales incentive award trips.

For Mr. Finders, amount includes health and welfare benefits, company defined contribution pension plan contributions, car lease payments and related fuel and maintenance expenses, and annual sales incentive award trips.

For Mr. Tarbox, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related fuel and maintenance expenses, and an automobile tax gross-up ($13,649 in 2009).

(4)	Mr. Ruane resigned as the Company’s chief financial officer effective January 1, 2010 and remains employed as the chief financial officer of the Company’s Availability Services business. As of January 1, 2010, Mr. Ruane is no longer an executive officer of the Company. In accordance with the Addendum to Mr. Ruane’s employment agreement, Mr. Ruane is entitled to additional amounts payable in 2010 and 2011, as described above in the Compensation Discussion and Analysis.

(5)	For Mr. Ashton, the 2007 salary represents a blended rate of $374,000 from January 1 to March 31, 2007 and $500,000 from April 1 to December 31, 2007. In April 2007, Mr. Ashton received a promotion and a salary increase commensurate with his new responsibilities.

(6)	Mr. Finders’ compensation was paid in Swiss Francs (CHF). While conversion into U.S. dollars shows an increase in salary from 2008 to 2009, Mr. Finders’ annual salary rate was CHF 627,847 in both 2008 and 2009, and he did not receive any salary increase in 2009. All amounts have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year, as follows: 0.909599 in 2009; 0.832260 in 2008; and 0.83424 in 2007. For Mr. Finders, the 2007 salary represents a blended rate of $410,000 from January 1 to March 31, 2007 and $500,000 from April 1 to December 31, 2007. In April 2007, Mr. Finders received a promotion and a salary increase commensurate with his new responsibilities.

(7)	Mr. Tarbox was not a named executive in 2008 or 2007.

Grants of Plan-Based Awards in Fiscal Year 2009

To provide long-term equity incentives following the Transaction, the SunGard 2005 Management Incentive Plan (“Plan”) was established. The Plan as amended authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. The options are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. In 2009, hybrid equity awards were granted under the Plan, which awards are composed of RSUs for Units in the Parent Companies and options to purchase Class A common stock in SCC. All awards under the

Plan are granted at fair market value on the date of grant. In 2009, performance-based awards were amended as described above in the Compensation Discussion and Analysis.

Time-based options vest over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Time-based RSUs vest over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Performance-based options and RSUs are earned for each of 2009 and 2010 based on the attainment of the Company’s enterprise-wide EBITA budget with 25% vesting at December 31 of the applicable calendar year and 75% vesting in 36 equal monthly installments beginning January 31. With respect to each of 2011, 2012 and 2013, vesting will occur upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company for each year.

Time-based and performance-based options can partly or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years after the date of grant (or ten years after the date of grant for certain RSUs as amended in 2009).

The following table contains information concerning grants of plan-based awards to the named executives during 2009.

Table 2 — 2009 Grants of Plan-Based Awards

			Estimated
			Possible				All Other	All Other
			Payouts				Stock	Option
			under				Awards:	Awards:	Exercise	Grant Date
			Non-Equity	Estimated Future Payouts			Number of	Number of	or Base	Fair Value
			Incentive	Under Equity Incentive Plan			Shares of	Securities	Price of	of Stock
			Plan	Awards(2)			Stock	Underlying	Option	and Option
	Grant	Grant	Awards(1)	Threshold	Target	Maximum	or Units(3)	Options(4)	Awards	Awards(5)
Name	Type	Date	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)

Cristóbal Conde	EIC	N/A	2,168,428	—	—	—	—	—	—	—

Michael J. Ruane	EIC	N/A	808,996	—	—	—	—	—	—	—

James E. Ashton III	EIC	N/A	1,355,091	—	—	—	—	—	—	—
	RSUs	09/14/09	—	2,183	10,914	27,677	15,376	—	—	359,244
	Options	09/14/09	—	5,497	27,486	69,700	—	38,722	0.44	13,285

Harold C. Finders	EIC	N/A	1,365,180	—	—	—	—	—	—	—
	RSUs	09/14/09	—	2,183	10,914	27,677	15,376	—	—	359,244
	Options	09/14/09	—	5,497	27,486	69,700	—	38,722	0.44	13,285

Richard C. Tarbox	EIC	N/A	808,996	—	—	—	—	—	—	—
	RSUs	09/14/09	—	1,091	5,457	13,838	7,688	—	—	179,621
	Options	09/14/09	—	2,749	13,743	34,850		19,361	0.44	6,642

(1)	Amounts reflect the cash EIC bonuses paid to the named executives under the performance-based incentive compensation, which is described in further detail above, including the threshold, mid-point, and on-target goals, in the Compensation Discussion and Analysis and reported in the “Non-Equity Incentive Plan Compensation” column of Table 1 — Summary Compensation Table above.

(2)	Represents performance-based RSUs and Class A options.

(3)	Represents time-based RSUs.

(4)	Represents time-based Class A options.

(5)	Amounts reflect the fair value as of grant date, in accordance with FAS 123(R), of awards granted pursuant to the SunGard 2005 Management Incentive Plan.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table contains certain information with respect to options held as of December 31, 2009 by the named executives.

Table 3 — Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards							Stock Awards
										Equity	Equity
					Equity					Incentive	Incentive
					Incentive					Plan	Plan Awards:
					Plan					Awards:	Market or
					Awards:			Number	Market	Number of	Payout Value
	Number of		Number of		Number of			of Shares	Value of	Unearned	of Unearned
	Securities		Securities		Securities			or Units	Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			of Stock	Units of	or Other	or Other
	Unexercised.		Unexercised		Unexercised	Option		That	Stock That	Rights That	Rights That
	Options		Options		Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)		(#)		Options(1)	Price	Expiration	Vested(2)	Vested(3)	Vested(1)	Vested(3)
Name	Exercisable		Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)

Cristóbal Conde	1,550,495	(4)	221,499		—	18.00	08/11/2015	—	—	—	—
	736,147	(5)	172,235	(6)	229,647	18.00	08/11/2015
Michael J. Ruane	338,535	(4)	48,362		—	18.00	08/11/2015	—	—	—	—
	171,767	(5)	40,188	(6)	53,584	18.00	08/11/2015
	3,424	(7)	—		—	4.50	02/26/2013
	43,687	(7)	—		—	4.50	02/25/2014
	59,153	(7)	—		—	4.50	03/03/2015
James E. Ashton III	178,402	(4)	25,486		—	18.00	08/11/2015
	117,784	(5)	27,558	(6)	36,743	18.00	08/11/2015
	—	(8)	38,722		—	0.44	09/14/2019
	1,506	(9)	4,517	(6)	24,611	0.44	09/14/2019
	—		—		—	—	—	17,169	343,389	9,773	195,455
Harold C. Finders	155,051	(4)	22,150		—	18.00	08/11/2015
	51,506	(10)	54,827		—	20.72	09/20/2017
	43,616	(5)	17,224	(6)	22,965	18.00	08/11/2015
	23,068	(11)	12,403	(6)	33,552	20.72	09/20/2017
	—	(8)	38,722		—	0.44	09/14/2019
	1,506	(9)	4,517	(6)	24,611	0.44	09/14/2019
	—		—		—	—	—	17,169	343,389	9,773	195,455
Richard C. Tarbox	154,139	(4)	22,020		—	18.00	08/11/2015
	117,784	(5)	27,558	(6)	36,743	18.00	08/11/2015
	—	(8)	19,361		—	0.44	09/14/2019
	753	(9)	2,258	(6)	12,306	0.44	09/14/2019
	24,666	(7)	—		—	4.50	02/26/2013
	111,771	(7)	—		—	4.50	03/03/2013
	43,687	(7)	—		—	4.50	02/25/2014
	59,153	(7)	—		—	4.50	03/03/2015
	—		—		—	—	—	8,585	171,694	4,886	97,724

(1)	Represents anticipated achievement of performance goals in future years for unearned portions of performance-based awards.

(2)	Represents (i) time-based RSUs granted on September 14, 2009 which vest over five years with 10% vesting on the first anniversary of the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months, and (ii) the unvested portion of performance-based RSUs earned for calendar year 2009.

(3)	Based upon a fair market value of $20 per Unit as of December 31, 2009.

(4)	Time-based options granted on August 12, 2005 and which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(5)	Represents (i) performance-based options granted on August 12, 2005 which vest upon the attainment of certain annual or cumulative earnings goals for the Company during the six-year period beginning January 1, 2005 for calendar years 2005-2008 and (ii) performance-based options earned and vested for calendar year 2009 pursuant to the awards amended in 2009; vesting of the remaining earned portion is described in note 6.

(6)	Represents the unvested portion of performance-based options earned for calendar year 2009, which vests in 36 equal monthly installments beginning January 31, 2010.

(7)	To the extent outstanding options of SunGard were not exercised before closing the Transaction, such options converted into fully vested options to purchase equity units in the Parent Companies.

(8)	Time-based Class A options granted on September 14, 2009, which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(9)	Performance-based Class A options granted on September 14, 2009 are earned upon the attainment of certain annual or cumulative earnings goals for the Company during the five-year period beginning January 1, 2009. Represents performance-based Class A options earned and vested for calendar year 2009. Vesting of the remaining earned portion is described in note 6.

(10)	Time-based options granted on September 21, 2007, which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(11)	Represents (i) performance-based options granted on September 21, 2007, which vest upon the attainment of certain annual or cumulative earnings goals for the Company during the five-year period beginning January 1, 2007 for calendar years 2007-2008 and (ii) performance-based options earned and vested for calendar year 2009 pursuant to the 2009 amended awards; vesting of the remaining earned portion is described in note 6.

Option Exercises and Stock Vested

The following table contains certain information with respect to stock option exercises and the vesting of RSUs during 2009 for each of the named executives.

Table 4 — 2009 Option Exercises and Stock Vesting

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting(1)	on Vesting(2)
Name	(#)	($)	(#)	($)

Cristóbal Conde	—	—	—	—
Michael J. Ruane	—	—	—	—
James E. Ashton III	318,519	4,618,521	598	11,960
Harold C. Finders	30,000	30,000	598	11,960
Richard C. Tarbox	190,159	2,757,312	299	5,980

(1)	Represents vested performance-based RSUs for 2009, which are not distributed until five years after date of grant. For RSUs earned in 2009, 25% vest at December 31, 2009, shown in the table above, and 1/36th of the remaining balance vests each month thereafter for 36 months, which portion is not reflected in the table.

(2)	Based upon a fair market value of $20 per Unit as of December 31, 2009.

Pension Benefits

None of the named executives receive benefits under any defined benefit or actuarial pension plan.

Employment and Change of Control Agreements

As discussed above, the Company entered into a definitive employment agreement with each of the named executives. The terms of these agreements are described above under Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and equity award agreements, set forth below is a description of the potential payments the named executives would receive if their employment was terminated on December 31, 2009.

The terms cause, good reason, change of control and sale of business are defined in the executive employment agreements. Forms of these agreements have been filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Termination without Cause or Resignation for Good Reason; Certain Change in Control or Sale of Business Transactions.  If a named executive’s employment is terminated by the Company without cause, or a named executive terminates his employment in certain circumstances which constitute good reason, including certain change of control and sale of business transactions, then:

•	the Company will pay the named executive officer the following:

•	a lump sum cash severance amount equal to the applicable multiplier multiplied by the sum of 2009 base salary and target incentive bonus;

•	a lump sum cash payment of all accrued compensation (as defined in the agreement) as of December 31, 2009;

•	a lump sum cash payment in an amount equal to the applicable multiplier multiplied by the Company’s cost of the named executive officer’s medical, dental and vision coverage in effect on December 31, 2009, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•	a lump sum cash payment in an amount equal to the applicable multiplier multiplied by $17,500, in lieu of retirement, life insurance and long term disability coverage, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•	an amount equal to any excise tax charged to the named executive as a result of the receipt of any change of control payments;

•	performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar year 2009 or 2010 become fully vested at the termination date, time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited;

•	if a change of control occurs and employment is not offered, then all unvested performance-based equity awards vest on a return-on-equity basis and all unvested time-based equity awards become fully vested;

•	if a sale of the business occurs and the employment agreement is not assumed, then performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar year 2009 or 2010 become fully vested at the termination date, all unvested time-based equity awards become fully vested and all unvested performance-based equity awards are forfeited.

Resignation without Good Reason; Voluntary Retirement and Certain Change in Control Transactions.  If a named executive terminates his employment voluntarily without good reason, including certain change of control transactions and retirements, then:

•	with the exception of certain voluntary retirements, the Company will pay the named executive only a lump sum cash payment of all accrued compensation with the exception of his 2009 pro rated target incentive bonus. Under the terms of Mr. Conde’s employment agreement, if a change of control occurs and Mr. Conde is offered employment but he resigns, his resignation is considered for good reason;

•	if the named executive voluntarily retires after August 11, 2008, provided he is at least 62 years of age, the Company will pay the named executive a lump sum cash payment of all accrued compensation and upon satisfying certain conditions, $10,000 per month for twelve months from the date of termination;

•	all performance-based equity awards stop vesting as of the date of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited;

•	if a change of control occurs and employment is offered but the named executive resigns, then all amended unvested performance-based options on Units vest on a return-on-equity basis, performance-based RSUs and Class A performance-based options do not vest and all unvested time-based equity awards become fully vested; and

•	if the named executive retires after August 11, 2008, provided he is at least 62 years of age, then all performance-based equity awards stop vesting as of the date of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards continue to vest throughout the consulting period and all unvested performance-based equity awards are forfeited.

Termination for Cause.  If the Company terminates a named executive’s employment for cause, then:

•	the Company will pay the named executive only a lump sum cash payment of all accrued compensation with the exception of his 2009 pro rated target incentive bonus;

•	all vested and unvested time and performance equity awards are forfeited.

Disability or Death.  If a named executive’s employment is terminated due to his disability or death, then:

•	the Company will pay the named executive (or his beneficiary in the event of death) a lump sum cash payment of all accrued compensation;

•	in the event of disability, if the named executive elected to participate, he shall receive payments under an insurance policy offered through the Company until he reaches retirement age as defined by the 1983 Amended Social Security Normal Retirement Age or other applicable law;

•	in the event of death, the named executive’s beneficiary shall receive payments under an insurance policy offered through the Company; and

•	performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar year 2009 or 2010 become fully vested at the termination date, all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

In order to receive any of the above described severance benefits, the named executive is required to execute a release of all claims against the Company. In order to exercise stock options or receive distribution of RSU shares, the named executive must execute a certificate of compliance with the restrictive covenants contained in his employment agreement and all other agreements.

The tables below reflect the amount of compensation payable to each of the named executives in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executives upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such named executive’s separation from the Company.

Cristóbal Conde — Potential Termination Payments and Benefits

									Termination
	Termination						Termination		Due to
	Without		Termination		Termination		Due to		Change of
	Cause or		For Cause;	Termination	Due to Sale		Change of		Control
Executive Benefits and	Resignation		Resignation	Due to	of Business		Control		Employment		Termination		Termination
Payment Upon	For		Without Good	Voluntary	Employment		Employment		Offered but		Due to		Due to
Termination	Good Reason		Reason	Retirement	Not Offered		Not Offered		Resigns		Disability		Death

Compensation:
Base Salary & Target Incentive Bonus(1)	$8,631,000		—	—	$8,631,000		$8,631,000		$8,631,000		—		—
Target Incentive Bonus of Year of Termination	$1,946,000		—	$1,946,000	$1,946,000		$1,946,000		$1,946,000		$1,946,000		$1,946,000
Time-Based Equity(2)	—		—	—	$442,998		$442,998		$442,998		—		—
Performance-Based Equity	$344,471	(3)	—	—	344,471	(3)	$4,906,792	(4)	$4,906,792	(4)	$344,471	(3)	$344,471	(3)
Benefits & Perquisites:
Health and Welfare Benefits(5)	$178,296		—	—	$178,296		$178,296		$178,296		—		—
Disability Benefits	—		—	—	—		—		—		—		—
Life Insurance Proceeds	—		—	—	—		—		—		—		$1,000,000
Accrued Vacation Pay	$17,904		$17,904	$17,904	$17,904		$17,904		$17,904		$17,904		$17,904
Excise Tax & Gross-Up	—		—	—	—		—		—		—		—

Total:	$11,117,671		$17,904	$1,963,904	$11,560,669		$16,122,990		$16,122,990		$2,308,375		$3,308,375

(1)	Consists of three times the sum of (a) 2009 base salary of $931,000 and (b) 2009 target incentive bonus of $1,946,000.

(2)	Represents the value of accelerated unvested time-based equity based upon a fair market price of $20.00 per Unit as of December 31, 2009. Excludes the value of vested time-based equity.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity earned for calendar year 2009. Excludes the value of vested performance-based equity earned for calendar year 2009.

(4)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their equity investment (“Investment”) and an internal rate of return (“IRR”) of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested performance-based equity.

(5)	Consists of three times the sum of (a) the Company’s cost of Mr. Conde’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

Michael J. Ruane — Potential Termination Payments and Benefits

The table below reflects the benefits Mr. Ruane would receive under the terms of his employment agreement and the Addendum to such agreement, which is discussed in further detail above in the Compensation Discussion and Analysis.

				Termination						Termination
				Due to		Termination		Termination		Due to
			Termination	Voluntary		Due to Sale		Due to		Change of
			For Cause;	Retirement or		of Availability		Change of		Control
Executive Benefits and	Termination		Resignation	Resignation		Business		Control		Employment		Termination		Termination
Payment Upon	Without		Without Good	For		Employment		Employment		Offered but		Due to		Due to
Termination	Cause		Reason	Good Reason		Not Offered		Not Offered		Resigns		Disability		Death

Compensation:
Additional Compensation(1)	$3,646,538		—	—		$3,646,538		$3,646,538		$3,646,538		$3,646,538		$3,646,538
Base Salary & Target Incentive Bonus	—		—	—		—		—		—		—		—
Target Incentive Bonus of Year of Termination	$726,000		—	$726,000		$726,000		$726,000		—		$726,000		$726,000
Time-Based Equity(2)	—		—	—		$96,724		$96,724		$96,724		—		—
Performance-Based Equity	$80,376	(3)	—	$80,376	(3)(4)	$80,376	(3)	$1,144,912	(5)	$248,124	(6)	$80,376	(3)	$80,376	(3)
Benefits & Perquisites:
Health Benefits(7)	$65,966		—	—		—		—		—		$65,966		$65,966
Disability Benefits	—		—	—		—		—		—		—		—
Life Insurance Proceeds	—		—	—		—		—		—		—		$909,000
Accrued Vacation Pay	$8,731		$8,731	$8,731		$8,731		$8,731		$8,731		$8,731		$8,731
Excise Tax & Gross-Up	—		—	—		—		—		—		—		—

Total:	$4,527,611		$8,731	$815,107		$4,558,369		$5,622,905		$4,000,117		$4,527,611		$5,436,611

(1)	Represents the amount of additional compensation due and payable to Mr. Ruane pursuant to the terms of the Addendum to employment agreement, as described above in the Compensation Discussion and Analysis.

(2)	Represents the value of accelerated unvested time-based equity based upon a fair market price of $20.00 per Unit as of December 31, 2009. Excludes the value of vested time-based equity.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity earned for calendar year 2009. Excludes the value of vested performance-based equity earned for calendar year 2009.

(4)	Upon a termination due to voluntary retirement, Mr. Ruane would not receive this amount.

(5)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested performance-based equity.

(6)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 200% of their Investment. If the Sponsors receive an amount constituting less than 200% of their Investment the performance-based equity will not accelerate.

(7)	Represents three times the Company’s cost of Mr. Ruane’s medical, dental and vision coverage. The health benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

James E. Ashton III — Potential Termination Payments and Benefits

									Termination
	Termination						Termination		Due to
	Without		Termination		Termination		Due to		Change of
	Cause or		For Cause;	Termination	Due to Sale		Change of		Control
Executive Benefits and	Resignation		Resignation	Due to	of Business		Control		Employment		Termination		Termination
Payment Upon	For		Without Good	Voluntary	Employment		Employment		Offered but		Due to		Due to
Termination	Good Reason		Reason	Retirement	Not Offered		Not Offered		Resigns		Disability		Death

Compensation:
Base Salary & Target Incentive Bonus(1)	$2,142,000		—	—	$2,142,000		$2,142,000		—		—		—
Target Incentive Bonus of Year of Termination	$561,000		—	$561,000	$561,000		$561,000		—		$561,000		$561,000
Time-Based Equity Awards(2)	—		—	—	$358,492		$358,492		$358,492		—		—
Performance-Based Equity Awards	$90,985	(3)	—	—	$90,985	(3)	$1,326,667	(4)	$170,142	(5)	$90,985	(3)	$90,985	(3)
Benefits & Perquisites:
Health and Welfare Benefits(6)	$99,251		—	—	$99,251		$99,251		—		—		—
Disability Benefits(7)	—		—	—	—		—		—		$1,412,288		—
Life Insurance Proceeds	—		—	—	—		—		—		—		$1,000,000
Accrued Vacation Pay	—		—	—	—		—		—		—		—
Excise Tax & Gross-Up	—		—	—	—		—		—		—		—

Total:	$2,893,236		—	$561,000	$3,251,728		$4,487,410		$528,634		$2,064,272		$1,651,985

(1)	Consists of two times the sum of (a) 2009 base salary of $510,000 and (b) 2009 target incentive bonus of $561,000.

(2)	Represents the value of accelerated unvested time-based equity awards based upon a fair market price of $20.00 per Unit as of December 31, 2009. Excludes the value of vested and underwater time-based equity.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar year 2009. Excludes the value of vested performance-based equity earned for calendar year 2009 and underwater performance-based equity.

(4)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested and underwater performance-based equity.

(5)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 200% of their Investment. If the Sponsors receive an amount constituting less than 200% of their Investment the performance-based equity will not accelerate. Excludes the value of vested performance-based equity.

(6)	Consists of two times the sum of (a) the Company’s cost for Mr. Ashton’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(7)	Reflects the estimated lump-sum present value of all future payments which Mr. Ashton would be entitled to receive under the Company’s fully insured disability program. Mr. Ashton is entitled to receive such benefits until he reaches the age of 66 years and 8 months.

Harold C. Finders — Potential Termination Payments and Benefits

									Termination
	Termination						Termination		Due to
	Without		Termination		Termination		Due to		Change of
	Cause or		For Cause;	Termination	Due to Sale		Change of		Control
Executive Benefits and	Resignation		Resignation	Due to	of Business		Control		Employment		Termination		Termination
Payment Upon	For		Without Good	Voluntary	Employment		Employment		Offered but		Due to		Due to
Termination	Good Reason		Reason	Retirement	Not Offered		Not Offered		Resigns		Disability		Death

Compensation:
Base Salary & Target Incentive Bonus(1)	$2,419,973		—	—	$2,419,973		$2,419,973		—		—		—
Target Incentive Bonus of Year of Termination	$604,993		—	$604,993	$604,993		$604,993		—		$604,993		$604,993
Time-Based Equity Awards(2)	—		—	—	$351,820		$351,820		$351,820		—		—
Performance-Based Equity Awards	$70,317	(3)	—	—	$70,317	(3)	$1,032,267	(4)	$106,341	(5)	$70,317	(3)	$70,317	(3)
Benefits & Perquisites:
Health and Welfare Benefits(6)	$103,362		—	—	$103,362		$103,362		—		—		—
Disability Benefits(7)	—		—	—	—		—		—		$15,106,854		—
Death Benefits(8)	—		—	—	—		—		—		—		$2,700,007
Accrued Vacation Pay	—		—	—	—		—		—		—		—
Excise Tax & Gross-Up	—		—	—	—		—		—		—		—

Total:	$3,198,645		—	$604,993	$3,550,465		$4,512,415		$458,161		$15,782,164		$3,375,317

(1)	Consists of two times the sum of (a) 2009 base salary of $604,993 and (b) 2009 target incentive bonus of $604,993. Mr. Finders’ payments would be in Swiss Francs (CHF). All amounts reported in the table have been converted into U.S. dollars at the December 31, 2009 currency exchange rate of 0.96360.

(2)	Represents the value of accelerated unvested time-based equity awards based upon a fair market price of $20.00 per Unit as of December 31, 2009. Excludes the value of vested and underwater time-based equity.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar year 2009. Excludes the value of vested performance-based equity earned for calendar year 2009 and underwater performance-based equity.

(4)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested and underwater performance-based equity.

(5)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 200% of their Investment. If the Sponsors receive an amount constituting less than 200% of their Investment the performance-based equity will not accelerate. Excludes the value of vested and underwater performance-based equity.

(6)	Consists of two times the sum of (a) the Company’s cost for Mr. Finders’ medical benefits and (b) $17,500 in lieu of the Company’s defined contribution pension plan contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated taxes that would be imposed on such payments.

(7)	Represents a lump sum payment upon disability due to an accident of $14,098,432 and the estimated present value of annual annuity payments to age 65. Upon disability due to sickness, Mr. Finders would receive $4,308,435 which represents the estimated present value of annual annuity payments to age 65. Each of Mr. Finders’ children would also receive an annual annuity payment of $47,427 until they reach the age of 25 (five and eight years remaining). Portions of the reported benefits payable upon Mr. Finders’ disability are financed by contributions made by Mr. Finders.

(8)	Represents a lump sum payment upon death due to an accident. Mr. Finders’ spouse would also receive an annual annuity for life of $48,565 and each of his children would receive an annual annuity of $18,212 until they reach the age of 25 (five and eight years remaining). Upon death due to sickness, Mr. Finders’ estate would receive a lump sum of $1,778,516 and Mr. Finders’ spouse would receive an annual annuity for life of $248,992 and each of his children would receive an annual annuity of $47,427 until they reach the age of 25 (five and eight years remaining). Portions of the reported benefits payable upon Mr. Finders’ death are financed by contributions made by Mr. Finders.

Richard C. Tarbox — Termination Payments and Benefits

									Termination
	Termination						Termination		Due to
	Without		Termination		Termination		Due to		Change of
	Cause or		For Cause;	Termination	Due to Sale		Change of		Control
Executive Benefits and	Resignation		Resignation	Due to	of Business		Control		Employment		Termination		Termination
Payment Upon	For		Without Good	Voluntary	Employment		Employment		Offered but		Due to		Due to
Termination	Good Reason		Reason	Retirement	Not Offered		Not Offered		Resigns		Disability		Death

Compensation:
Base Salary & Target Incentive Bonus(1)	$3,540,000		—	—	$3,540,000		$3,540,000		—		—		—
Target Incentive Bonus of Year of Termination	$726,000		—	$726,000	$726,000		$726,000		—		$726,000		$726,000
Time-Based Equity Awards(2)	—		—	—	$197,800		$197,800		$197,800		—		—
Performance-Based Equity Awards	$73,049	(3)	—	—	$73,049	(3)	$1,055,865	(4)	$170,142	(5)	$73,049	(3)	$73,049	(3)
Benefits & Perquisites:
Health and Welfare Benefits(6)	$148,877		—	—	$148,877		$148,877		—		—		—
Disability Benefits(7)	—		—	—	—		—		—		$693,765		—
Life Insurance Proceeds	—		—	—	—		—		—		—		$909,000
Accrued Vacation Pay	$8,731		$8,731	$8,731	$8,731		$8,731		$8,731		$8,731		$8,731
Excise Tax & Gross-Up	—		—	—	—		—		—		—		—

Total:	$4,496,657		$8,731	$734,731	$4,694,457		$5,677,273		$376,673		$1,501,545		$1,716,780

(1)	Consists of three times the sum of (a) 2009 base salary of $454,000 and (b) 2009 target incentive bonus of $726,000.

(2)	Represents the value of accelerated unvested time-based equity awards based upon a fair market price of $20.00 per Unit as of December 31, 2009. Excludes the value of vested and underwater time-based equity.

(3)	Represents the value of the accelerated unvested portion of performance-based equity earned for calendar year 2009. Excludes the value of vested performance-based equity earned for calendar year 2009 and underwater performance-based equity.

(4)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested and underwater performance-based equity.

(5)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 200% of their Investment. If the Sponsors receive an amount constituting less than 200% of their Investment the performance-based equity will not accelerate. Excludes the value of vested performance-based equity.

(6)	Consists of three times the sum of (a) the Company’s cost for Mr. Tarbox’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(7)	Reflects the estimated lump-sum present value of all future payments which Mr. Tarbox would be entitled to receive under the Company’s fully insured disability program. Mr. Tarbox is entitled to receive such benefits until he reaches the age of 66 years.

Director Compensation

None of our directors except Mr. Mann receive compensation for serving as directors. Mr. Mann receives annual director equity awards; he does not receive any cash director fees. On November 11, 2009, Mr. Mann was granted a time-based hybrid equity grant consisting of an RSU for 1,868 Units and a Class A option for 4,704 shares at an exercise price of $0.28 per share. The RSU vests over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Once vested, the RSUs become payable in shares upon the first to occur of a change of control, removal or resignation as a director, or the date that is five years after the date of grant. The option expires ten years from the date of grant and vests over five years as follows: 25% one year after date of grant and 1/48th of the remaining balance each month thereafter for 48 months. The following table contains for Mr. Mann compensation received during the year ended December 31, 2009 for serving as a director of the Company.

Change in Pension
	Fees Earned			Non-Equity	Value and Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred Compensation	All Other
	Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

James L. Mann(2)	—	830	38,360	—	—	—	38,190

(1)	The amount in this column reflects the fair value as of grant date, in accordance with FAS 123(R), of awards granted pursuant to the SunGard 2005 Management Incentive Plan.

(2)	In addition to serving as a director, Mr. Mann is currently an employee of the Company and received in 2009 a base salary of $300,000 and health and welfare benefits, a matching 401(k) savings plan contribution, automobile benefits including reimbursement of fuel and maintenance expenses and an automobile tax gross-up ($3,930).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Greene and Marren, who were each appointed to the Compensation Committee in 2005 in connection with the Transaction, and Ms. Richardson, who was appointed to the Compensation Committee in 2008. None of these individuals has been at any time an officer or employee of our Company. During 2009, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2009 with respect to the SunGard 2005 Management Incentive Plan under which equity in the Parent Companies is authorized for issuance.

Number of Securities
				Weighted-	Remaining Available for
				Average	Issuance Under Equity
	Number of Securities to			Exercise	Compensation Plans
	be Issued Upon Exercise of			Price of	(excluding Securities
	Outstanding Options,			Outstanding	Reflected in Column (A))
	Warrants and Rights (A)			Options,	(C)
	Shares of	Shares of	Shares of	Warrants and	Shares of	Shares of	Shares of
	Class A	Class L	Preferred	Rights	Class A	Class L	Preferred
Plan Category	Common Stock	Common Stock	Stock	(B)	Common Stock	Common Stock	Stock

Equity compensation plans approved by security holders
Options for Units	36,422,454	4,045,694	1,400,864	$16.46
Restricted Stock Units	6,475,702	719,301	249,065	$21.87 *	11,166,716	1,857,164	719,239
Options for Class A Common Stock	12,350,179			$1.86
Equity compensation plans not approved by security holders	—	—	—	—	—	—	—
Total	55,248,334	4,764,995	1,649,929		11,166,716	1,857,164	719,239

*	Value of RSUs as of date of grant.

Beneficial Ownership

All of our outstanding stock is beneficially owned by SCC and SCCII through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SCC and SCCII as of March 1, 2010 by each person who is known by us to beneficially own more than 5% of the equity securities of SCC and SCCII, by each of our directors, by each of the named executives, and by all of our directors and executive officers as a group.

	Number of Shares Beneficially Owned(1)			Percent of
Name of Beneficial Owner	Class A Common	Class L Common	Preferred	Classes(2)

Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.65%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.65%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.12%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.65%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.34%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.51%
TPG Funds(9)	34,849,657	3,872,184	1,340,371	13.65%
James E. Ashton III(10) (named executive)	822,706	91,161	31,565	—
Chinh E. Chu(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.65%
Cristóbal Conde(10)(12) (director and named executive)	4,730,376	525,490	181,938	1.85%
John Connaughton(13) (director)	—	—	—	—
Harold C. Finders(10) (named executive)	535,670	59,294	23,362	—
James H. Greene, Jr.(14) (director)	—	—	—	—
Glenn H. Hutchins(8)(15) (director)	34,488,546	3,832,061	1,326,483	13.51%
James L. Mann(10) (director)	81,642	8,651	2,995	—
John Marren(16) (director)	—	—	—	—

	Number of Shares Beneficially Owned(1)			Percent of
Name of Beneficial Owner	Class A Common	Class L Common	Preferred	Classes(2)

Sanjeev Mehra(5)(17)(director)	28,393,651	3,154,850	1,092,063	11.12%
Julie Richardson(7)(18) (director)	21,295,238	2,366,138	819,048	8.34%
Michael J. Ruane(19) (named executive)	1,226,280	136,229	47,165	—
Richard C. Tarbox(10) (named executive)	1,178,790	130,844	45,299	—
All 21 directors and executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(18)(20)	131,250,949	14,575,604	5,048,313	51.41%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Class A shares of common stock of SCC, Class L shares of common stock of SCC and preferred shares of SCCII are referred to in the notes to this table as, respectively, Class A shares, Class L shares and preferred shares.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SCC and SCCII Corp. II on March 1, 2010, as adjusted as required by applicable rules.

(3)	Includes (i) 34,693,273 Class A shares, 3,801,832 Class L shares and 1,313,076 preferred shares held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares, 70,352 Class L shares and 27,295 preferred shares held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares, 2,035,248 Class L shares and 704,509 preferred shares held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares, 32,139 Class L shares and 11,125 preferred shares held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares, 90,060 Class L shares and 31,175 preferred shares held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares, 7,356 Class L shares and 2,546 preferred shares held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares, 1,604,938 Class L shares and 555,556 preferred shares held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares,102,443 Class L shares and 35,461 preferred shares held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)	The Goldman Sachs Group, Inc., which we refer to as GS Grup, Goldman, Sachs & Co., which we refer to as Goldman Sachs, and certain of their affiliates may be deemed to own beneficially and indirectly Class A shares, Class L shares and preferred shares which are owned directly or indirectly by investment partnerships of which affiliates of Goldman Sachs and GS Group are the general partner, managing limited partner or managing partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is an affiliate of each of, and investment manager for certain of, the GS Limited Partnerships. GS Group, Goldman, Sachs and the GS Limited Partnerships share voting power and investment power with certain of their respective affiliates. The GS Limited Partnerships and their respective beneficial ownership of shares of SCC and SCC II include: (i) 8,034,125 Class A shares,

892,681 Class L shares and 309,005 preferred shares held by GS Capital Partners 2000, L.P.; (ii) 2,552,674 Class A shares, 283,630 Class L shares and 98,180 preferred shares held by GS Capital Partners 2000 Employee Fund, L.P.; (iii) 2,919,293 Class A shares, 324,366 Class L shares and preferred 112,281 held by GS Capital Partners 2000 Offshore, L.P.; (iv) 354,921 Class A shares, 39,436 Class L shares and 13,651 preferred shares held by Goldman Sachs Direct Investment Fund 2000, L.P.; (v) 335,812 Class A shares, 37,312 Class L shares and 12,916 preferred shares held by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG; (vi) 7,475,480 Class A shares, 830,609 Class L shares and 287,518 preferred shares held by GS Capital Partners V Fund, L.P.; (vii) 3,861,537 Class A shares, 429,060 Class L shares and 148,521 preferred shares held by GS Capital Partners V Offshore Fund, L.P.; (viii) 296,373 Class A shares, 32,930 Class L shares and 11,399 preferred shares held by GS Capital Partners V GmbH & Co. KG; and (ix) 2,563,436 Class A shares, 284,826 Class L shares and 98,594 preferred shares held by GS Capital Partners V Institutional, L.P. Each of Goldman Sachs and GS Group disclaims beneficial ownership of the shares owned directly and indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The address for GS Group, Goldman Sachs and the GS Limited Partnerships is 200 West Street, New York, New York 10282.

(6)	Includes (i) 33,937,852 Class A shares, 3,770,872 Class L shares and 1,305,302 preferred shares held by KKR Millennium Fund L.P. (“KKR Millennium Fund”), whose general partner is KKR Associates Millennium L.P., whose general partner is KKR Millennium GP LLC; and (ii) 911,806 Class A shares, 101,312 Class L shares and 35,069 preferred shares held by KKR Partners III, L.P. (“KKR III” and, together with KKR Millennium Fund, the “KKR Funds”), whose general partner is KKR III GP LLC. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(7)	Includes (i) 18,390,397 Class A shares, 2,043,377 Class L shares and 707,323 preferred shares held by Providence Equity Partners V LP (“PEP V”), whose general partner is Providence Equity GP V LP, whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); and (ii) 2,904,841 Class A shares, 322,760 Class L shares and 111,725 preferred shares held by Providence Equity Partners V-A LP (“PEP V-A” and, together with PEP V, the “Providence Equity Funds”), whose general partner is Providence Equity GP V LP, whose general partner is PEP V LLC. PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. Messrs. Angelakis, Creamer, Masiello, Mathieu, Nelson, Pelson and Salem are members of PEP V LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaim such beneficial ownership. The address of each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(8)	Includes (i) 34,440,889 Class A shares, 3,826,765 Class L shares and 1,324,650 preferred shares held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares, 5,295 Class L shares and 1,833 preferred shares held by Silver Lake Technology Investors II, L.P. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose general partner is SLTA II. The address of each of the entities listed in this footnote is c/o Silver Lake, 9 West 57th Street, 32nd Floor, New York, New York 10019.

(9)	Includes (i) 20,745,833 Class A shares, 2,305,093 Class L shares and 797,917 preferred shares held by TPG Partners IV, L.P. (“TPG IV”), whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), whose general partner is TPG Advisors IV, Inc. (“TPG Advisors IV”); (ii) 2,349,389 Class A shares, 261,043 Class L shares and 90,361 preferred shares held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares, 41,889 Class L shares and 14,500 preferred shares held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II, whose general partner is T3 Advisors II; (iv) 5,416,667 Class A shares, 601,852 Class L shares and 208,333 preferred shares held by TPG Solar III LLC (“TPG Solar III”), whose managing member is TPG Partners III, L.P. (“TPG Partners III”), whose general partner is TPG GenPar III, L.P. (“TPG GenPar III”), whose general partner is TPG Advisors III, Inc. (“TPG Advisors III”); and (v) 5,960,768 Class A shares, 662,308 Class L shares and 229,260 preferred shares held by TPG Solar Co-Invest LLC (“TPG Solar Co-Invest” and, collectively with TPG IV, T3 Partners II, T3 Parallel II and TPG Solar III, the “TPG Funds”), whose managing member is TPG GenPar IV, whose general partner is TPG Advisors IV. Messrs. David Bonderman and James G. Coulter are directors, officers and sole shareholders of each of TPG Advisors IV, T3 Advisors II and TPG Advisors III. Because of these relationships, each of Messrs. Bonderman and Coulter and TPG Advisors IV, T3 Advisors II and TPG Advisors III may be deemed to have investment powers and beneficial ownership with respect to the shares directly held by the TPG Funds. The address of each of the entities and persons identified in this footnote is c/o TPG Capital, L.P., 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after March 1, 2010 by exercising stock options:

	Shares of Class A	Shares of Class L	Shares of
Beneficial Owner	Common Stock	Common Stock	Preferred Stock

James E. Ashton III	408,632	45,167	15,639
Cristóbal Conde	3,141,487	348,947	120,826
Harold C. Finders	424,448	46,937	16,253
James L. Mann	9,538	627	217
Richard C. Tarbox	931,583	103,385	35,792
All 21 directors and officers as a group	7,900,878	870,065	301,247

(11)	Mr. Chu, a director of the Parent Companies and SunGard, is a member of BMA IV and BCMA IV and a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Chu are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Chu does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	In connection with a loan, Mr. Conde pledged the following shares as security: 361,111.11 Class A shares, 40,123.46 Class L shares and 13,888.89 preferred shares.

(13)	Investment and voting decisions at BCI are made jointly by three or more individuals who are managing directors of the entity, and therefore no individual managing director of BCI is the beneficial owner of the securities, except with respect to the shares in which such member holds a pecuniary interest. Mr. Connaughton, a director of the Parent Companies and SunGard, is a member and managing director of BCI and may therefore be deemed to beneficially own the amounts disclosed in the table next to “Bain Funds.” Mr. Connaughton disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Greene, a director of the Parent Companies and SunGard, is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(16)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of TPG Capital, L.P., an affiliate of the TPG Funds.

(17)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

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

(19)	Includes the following shares which Mr. Ruane has the right to acquire within 60 days after March 1, 2010 by exercising stock options: 838,776 Class A shares, 93,173 Class L shares and 32,261 preferred shares.

(20)	Excluding shares beneficially owned by Ms. Richardson and Messrs. Chu, Hutchins and Mehra and by Mr. Ruane, who is no longer an executive officer, the number of shares beneficially owned by all directors and executive officers as a group is as follows: Class A shares — 12,223,857; Class L shares — 1,350,372; preferred shares — 470,348; percent of classes — 4.79%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Pursuant to our Global Business Conduct and Compliance Program, all employees and directors (including our named executives) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. If the conflict involves a director or executive officer or is considered material, the situation will be reviewed by the Compliance Committee. The Compliance Committee will then consult with the Audit Committee and determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict. In other cases, conflicts are reviewed and resolved by the Compliance Committee. Additionally, in connection with the Transaction, the Company’s four parent companies and the Sponsors entered into a principal investor agreement which requires affiliated party transactions involving the Sponsors to be approved by the majority of Sponsors not involved in the affiliated party transaction.

Other than as described under this heading, the Company has not adopted any formal policies or procedures for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules. Such transactions, if and when they are proposed or have occurred, have traditionally been (and will continue to be) reviewed by the Audit Committee (other than the committee members involved, if any) on a case-by-case basis.

On August 11, 2005, upon completion of the Transaction, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consultant services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. Under the management agreement, affiliates of the Sponsors receive quarterly annual management fees equal to 1% of the Company’s quarterly “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of management consulting services pursuant to the agreement. During the years ended December 31, 2007, 2008 and 2009, the Company recorded $17 million, $23 million and $15 million respectively relating to management fees.

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

In addition to serving as a director, Mr. Mann is currently an employee of the Company and accordingly in 2009 received salary and benefits. See note 2 to the table under “Director Compensation.”

Our Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with us to use our products and services in the ordinary course of their business, which often result in revenues to SunGard in excess of $120,000 annually.

In June 2009, certain of our Sponsors and/or their respective affiliates received fees in connection with participating in the refinancing of our senior secured credit facility. Kohlberg Kravis Roberts & Co. received $525,548, Goldman Sachs & Co. received $427,612, The Blackstone Group received $251,046, Bain Capital Partners received $242,183 and TPG received $111,938.

Effective February 16, 2007, we entered into a three-year participation agreement with one-year renewal terms (“participation agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as our exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, we must purchase 80% of the requirements of our participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG or CPG may terminate the contract. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the participation agreement to an affiliate of Blackstone, with whom Chinh E. Chu, a member of our Boards of Directors, is affiliated and in which he may have an indirect pecuniary interest.

Director Independence

SCC, SCCII and SunGard are privately-held corporations. Our Sponsor Directors are not independent because of their affiliations with funds which hold more than 5% equity interests in the Parent Companies. Messrs. Conde and Mann are not independent directors because they are currently employed by the Company.

Item 14.	Principal Accountant Fees and Services

Auditors’ Fees

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2008 and 2009, and fees for other services rendered by PricewaterhouseCoopers LLP for 2008 and 2009.

Fees	2008	2009

Audit fees(1)	$7,196,000	$6,822,000
Audit-related fees(2)	$370,000	$618,000
Tax fees(3)	$261,000	$679,000
All other fees(4)	$250,000	$290,000

Total Fees	$8,077,000	$8,409,000

(1)	In 2008, consists of services rendered in connection with the audit of our annual financial statements ($4,125,000), consultation on technical accounting issues ($168,000) and certain broker-dealer audits and statutory audits ($2,904,000). In 2009, consists of services rendered in connection with the audit of our annual financial statements ($3,407,000), consultation on technical accounting issues ($25,000) and certain broker-dealer audits and statutory audits ($3,126,000).

(2)	Consists of SAS 70 data center audit fees, savings plan audits and special audits.

(3)	Consists of worldwide tax services.

(4)	Consists of other IT-related services.

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

(a)(1) Financial Statements

See ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this Report on Form 10-K, or are filed with this Report, are listed in the LIST OF EXHIBITS following the signature page of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II
SUNGARD DATA SYSTEMS INC.

Date: March 24, 2010

By:	/s/ Cristóbal Conde
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Cristóbal Conde Cristóbal Conde	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2010

/s/ Robert F. Woods Robert F. Woods	Chief Financial Officer (principal financial officer)	March 24, 2010

/s/ Karen M. Mullane Karen M. Mullane	Vice President and Controller (principal accounting officer)	March 24, 2010

/s/ Chinh E. Chu Chinh E. Chu	Director	March 24, 2010

/s/ John Connaughton John Connaughton	Director	March 24, 2010

/s/ James H. Greene, Jr. James H. Greene, Jr.	Director	March 24, 2010

/s/ Glenn H. Hutchins Glenn H. Hutchins	Chairman of the Board of Directors	March 24, 2010

/s/ James Mann James Mann	Director	March 24, 2010

/s/ John Marren John Marren	Director	March 24, 2010

/s/ Sanjeev Mehra Sanjeev Mehra	Director	March 24, 2010

/s/ Julie Richardson Julie Richardson	Director	March 24, 2010

List of Exhibits

NUMBER	DOCUMENT

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
3.2	Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).
3.3	Amended and Restated Certificate of Incorporation of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SunGard Capital Corp.’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53653)).
3.4	Amended and Restated Bylaws of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SunGard Capital Corp.’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53653)).
3.5	Amended and Restated Certificate of Incorporation of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard Capital Corp. II’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53654)).
3.6	Amended and Restated Bylaws of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard Capital Corp. II’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53654)).
4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).
4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 9 1/8% Senior Notes and Senior Floating Rate Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
4.3	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
4.4	Indenture, dated as of September 29, 2008, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.625% Senior Notes (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated September 29, 2008 and filed October 3, 2008 (Commission File No. 1-12989)).
10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).
10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).
10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).
10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.5		Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).
10.6		Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).
10.7		Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).
10.8		Amendment to 401 Lease, dated March 31, 2006 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-12989)).
10	.9†*	Lease, effective January 1, 2010 and dated November 20, 2009, between SunGard and Callowhill Management, Inc. relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania (filed with this Report).
10.10		October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).
10	.11*	Amended and Restated Lease Agreement, dated November 23, 2009, by and between Russo Family Limited Partnership, L.P. and SunGard relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey (filed with this Report).
10.12		August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).
10.13		Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).
10	.14*	Amended and Restated Lease Agreement, dated November 23, 2009, by and between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (filed with this Report).
10.15		January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (“410 Commerce Boulevard Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).
10	.16*	Amendment to 410 Commerce Boulevard Lease, dated November 23, 2009 (filed with this Report).
10.17		Amended and Restated Credit Agreement, dated as of June 9, 2009 among SunGard Data Systems Inc. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to the Exhibit filed on SunGard’s Current Report on Form 8-K dated June 9, 2009 and filed June 10, 2009 (Commission File No. 1-12989)
10.20		Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.21		Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10.22		Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10.23		Credit and Security Agreement, dated as of March 27, 2009, by and among SunGard AR Financing LLC as the Borrower, the financial institutions signatory thereto from time to time as the Lenders, and General Electric Capital Corporation as a Lender, as the Swing Line Lender and as the Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).
10.24		Receivables Sale Agreement, dated as of March 27, 2009, by and among each of the persons signatory thereto from time to time as Sellers, SunGard AR Financing LLC as the Buyer, and SunGard Data Systems Inc., as the Seller Agent (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).
10.25		Seller Support Agreement, dated as of March 27, 2009, by SunGard Data Systems Inc., in favor of SunGard AR Financing LLC (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).
10	.26(1)	Form of Change in Control Agreement including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).
10	.27(1)	Form of Change in Control Agreement not including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).
10	.28(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10	.29(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10	.30(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10	.31(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10	.32(1)	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10	.33*(1)	Employment Agreement between Kathleen Asser Weslock and SunGard Data Systems Inc., dated and effective as of March 16, 2010 (filed with this Report).
10	.34(1)	Employment Agreement between Eric Berg and SunGard Availability Services LP, dated and effective as of October 9, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).
10	.35*(1)	Employment Agreement between Karen Mullane and SunGard Data Systems Inc., dated and effective as of December 29 2009 (filed with this Report).
10	.36(1)	Employment Agreement between Gil Santos and SunGard HTE Inc. (now named SunGard Public Sector Inc.), dated and effective as of November 15, 2007 (“Santos Employment Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).
10	.37*(1)	Amendment dated February 27, 2010 to Santos Employment Agreement (filed with this Report).
10	.38(1)	Employment Agreement between Robert Woods and SunGard Data Systems Inc., effective as of January 1, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated December 16, 2009 and filed on December 22, 2009) (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.39(1)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-12989)), as amended by Amendment dated as of February 25, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-12989)).
10	.40(1)	SunGard 2005 Management Incentive Plan as Amended May 12, 2009 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (Commission File No. 1-12989)).
10	.41(1)	SunGard Dividend Rights Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).
10	.42(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10	.43(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10	.44(1)	Forms of Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10	.45(1)	Forms of Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).
10	.46(1)	Forms of Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).
10	.47(1)	Forms of Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10	.48(1)	Forms of Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).
10	.49(1)	Form of Amendment to the Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).
10	.50(1)	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).
10	.51(1)	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively))
10	.52(1)	Forms of Amendment to Senior Management Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009) (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.53(1)	Form of Amendment to Senior Management Performance-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009) (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.54(1)	Form of Amendment to Senior Management Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009) (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.55(1)	Forms of 2009 Senior Management Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.56(1)	Forms of 2009 Senior Management Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.57(1)	Form of 2009 Senior Management Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.58(1)	Form of 2009 Senior Management Time-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 1-12989, 000-53653 and 000-53654, respectively).
10	.59*(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (filed with this Report).
10	.60(1)	Form of Indemnification Agreement entered into by SunGard with certain officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).
10	.61(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.62		Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989))
10.63		Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10.64		Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors (“Principal Investor Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
10.65		Amendment No. 2 to Principal Investor Agreement, dated as of January 31, 2008 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).
10.66		Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).
12	.1*	Computation of Ratio of Earnings to Fixed Charges (filed with this Report).
21	.1*	Subsidiaries of the Registrants (filed with this Report).
23	.1*	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).
31	.1*	Certification of Cristóbal Conde, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).
31	.2*	Certification of Robert F. Woods, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).
32	.1*	Certification of Cristóbal Conde, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).
32	.2*	Certification of Robert F. Woods, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

†	Material redacted and submitted by the registrants separately to the U.S. Securities and Exchange Commission under a request for confidential treatment.

*	Filed with this report.

(1)	Management contract or compensatory plan or arrangement.