Form 10-Q
period 2010-03-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2010-05-17
CIK 789388, 1337272, 1337274

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file numbers:

SunGard Capital Corp.	000-53653
SunGard Capital Corp. II	000-53654
SunGard Data Systems Inc.	001-12989

SunGard® Capital Corp.
SunGard® Capital Corp. II
SunGard® Data Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3059890
Delaware	20-3060101
Delaware	51-0267091
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
SunGard Capital Corp.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
SunGard Capital Corp. II

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
SunGard Data Systems Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☐ No ☑
The number of shares of the registrants’ common stock outstanding as of March 31, 2010:

SunGard Capital Corp.	255,447,411 shares of Class A common stock and 28,382,978 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

Item 1. Financial Statements
SunGard Capital Corp.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	March 31,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$637
Trade receivables, less allowance for doubtful accounts of $49 and $58	955	809
Earned but unbilled receivables	181	192
Prepaid expenses and other current assets	189	161
Clearing broker assets	332	275
Deferred income taxes	22	22

Total current assets	2,343	2,096

Property and equipment, less accumulated depreciation of $936 and $977	925	903
Software products, less accumulated amortization of $1,091 and $1,120	1,020	965
Customer base, less accumulated amortization of $954 and $996	2,294	2,225
Other tangible and intangible assets, less accumulated amortization of $24 and $25	195	185
Trade name, less accumulated amortization of $10 and $10	1,025	1,024
Goodwill	6,178	6,130

Total Assets	$13,980	$13,528

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$64	$56
Accounts payable	72	64
Accrued compensation and benefits	319	223
Accrued interest expense	146	91
Other accrued expenses	412	371
Clearing broker liabilities	294	238
Deferred revenue	1,040	1,018

Total current liabilities	2,347	2,061

Long-term debt	8,251	8,224
Deferred income taxes	1,318	1,285

Total liabilities	11,916	11,570

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	51	58
Class L common stock subject to a put option	88	90
Class A common stock subject to a put option	11	11

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,151 million and $4,294 million; 50,000,000 shares authorized, 28,613,930 and 28,631,392 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 257,529,758 and 257,686,960 shares issued	—	—
Capital in excess of par value	2,678	2,682
Treasury stock, 248,414 shares of Class L common stock; and 2,239,549 shares of Class A common stock	(27)	(27)
Accumulated deficit	(2,209)	(2,310)
Accumulated other comprehensive income	(121)	(180)

Total SunGard Capital Corp. stockholders’ equity	321	165
Noncontrolling interest in preferred stock of SCCII	1,593	1,634

Total equity	1,914	1,799

Total Liabilities and Equity	$13,980	$13,528

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three months ended March 31,
	2009	2010
Revenue:
Services	$1,247	$1,137
License and resale fees	64	84

Total products and services	1,311	1,221
Reimbursed expenses	24	28

	1,335	1,249

Costs and expenses:
Cost of sales and direct operating	686	604
Sales, marketing and administration	269	275
Product development	87	96
Depreciation and amortization	69	75
Amortization of acquisition-related intangible assets	124	123
Merger costs	—	2

	1,235	1,175

Income from operations	100	74
Interest income	1	—
Interest expense and amortization of deferred financing fees	(151)	(159)
Other income	7	—

Loss before income taxes	(43)	(85)
Benefit from income taxes	9	31

Net loss	(34)	(54)
Income attributable to the noncontrolling interest (including $1 million and $6 million in temporary equity)	(42)	(47)

Net loss attributable to SunGard Capital Corp.	$(76)	$(101)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2009	2010
Cash flow from operations:
Net loss	$(34)	$(54)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	193	198
Deferred income tax benefit	(26)	(30)
Stock compensation expense	7	8
Amortization of deferred financing costs and debt discount	10	11
Other noncash items	(7)	1
Accounts receivable and other current assets	(15)	168
Accounts payable and accrued expenses	(171)	(199)
Clearing broker assets and liabilities, net	(20)	1
Deferred revenue	(9)	(25)

Cash flow provided by (used in) operations	(72)	79

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(6)	(13)
Cash paid for property and equipment and software	(79)	(76)
Other investing activities	(5)	8

Cash used in investment activities	(90)	(81)

Financing activities:
Cash received from issuance of common stock	—	1
Cash received from other borrowings, net of fees	240	3
Cash used to repay debt	(555)	(22)
Other financing activities	(1)	—

Cash used in financing activities	(316)	(18)

Effect of exchange rate changes on cash	(6)	(7)

Decrease in cash and cash equivalents	(484)	(27)
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$491	$637

Supplemental information:

Acquired businesses:
Property and equipment	$—	$2
Software products	5	3
Customer base	2	10
Goodwill	2	2
Other tangible and intangible assets	—	3
Deferred income taxes	—	(2)
Purchase price obligations and debt assumed	—	(1)
Net current liabilities assumed	(3)	(4)

Cash paid for acquired businesses, net of cash acquired of $- and $1, respectively	$6	$13

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	March 31,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$637
Trade receivables, less allowance for doubtful accounts of $49 and $58	955	809
Earned but unbilled receivables	181	192
Prepaid expenses and other current assets	189	161
Clearing broker assets	332	275
Deferred income taxes	22	22

Total current assets	2,343	2,096

Property and equipment, less accumulated depreciation of $936 and $977	925	903
Software products, less accumulated amortization of $1,091 and $1,120	1,020	965
Customer base, less accumulated amortization of $954 and $996	2,294	2,225
Other tangible and intangible assets, less accumulated amortization of $24 and $25	195	185
Trade name, less accumulated amortization of $10 and $10	1,025	1,024
Goodwill	6,178	6,130

Total Assets	$13,980	$13,528

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$64	$56
Accounts payable	72	64
Accrued compensation and benefits	319	223
Accrued interest expense	146	91
Other accrued expenses	412	371
Clearing broker liabilities	294	238
Deferred revenue	1,040	1,018

Total current liabilities	2,347	2,061

Long-term debt	8,251	8,224
Deferred income taxes	1,318	1,285

Total liabilities	11,916	11,570

Commitments and contingencies

Preferred stock subject to a put option	38	39

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,627 million and $1,675 million; 14,999,000 shares authorized, 9,904,863 and 9,910,909 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,724	3,730
Treasury stock, 86,008 shares	(10)	(10)
Accumulated deficit	(1,567)	(1,621)
Accumulated other comprehensive income	(121)	(180)

Total stockholders’ equity	2,026	1,919

Total Liabilities and Stockholders’ Equity	$13,980	$13,528

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three months ended March 31,
	2009	2010
Revenue:
Services	$1,247	$1,137
License and resale fees	64	84

Total products and services	1,311	1,221
Reimbursed expenses	24	28

	1,335	1,249

Costs and expenses:
Cost of sales and direct operating	686	604
Sales, marketing and administration	269	275
Product development	87	96
Depreciation and amortization	69	75
Amortization of acquisition-related intangible assets	124	123
Merger costs	—	2

	1,235	1,175

Income from operations	100	74
Interest income	1	—
Interest expense and amortization of deferred financing fees	(151)	(159)
Other income	7	—

Loss before income taxes	(43)	(85)
Benefit from income taxes	9	31

Net loss	$(34)	$(54)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
(in millions)	2009	2010
Cash flow from operations:
Net loss	$(34)	$(54)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	193	198
Deferred income tax benefit	(26)	(30)
Stock compensation expense	7	8
Amortization of deferred financing costs and debt discount	10	11
Other noncash items	(7)	1
Accounts receivable and other current assets	(15)	168
Accounts payable and accrued expenses	(170)	(198)
Clearing broker assets and liabilities, net	(20)	1
Deferred revenue	(9)	(25)

Cash flow provided by (used in) operations	(71)	80

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(6)	(13)
Cash paid for property and equipment and software	(79)	(76)
Other investing activities	(5)	8

Cash used in investment activities	(90)	(81)

Financing activities:
Cash received from other borrowings, net of fees	240	3
Cash used to repay debt	(555)	(22)
Other financing activities	(2)	—

Cash used in financing activities	(317)	(19)

Effect of exchange rate changes on cash	(6)	(7)

Decrease in cash and cash equivalents	(484)	(27)
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$491	$637

Supplemental information:

Acquired businesses:
Property and equipment	$—	$2
Software products	5	3
Customer base	2	10
Goodwill	2	2
Other tangible and intangible assets	—	3
Deferred income taxes	—	(2)
Purchase price obligations and debt assumed	—	(1)
Net current liabilities assumed	(3)	(4)

Cash paid for acquired businesses, net of cash acquired of $- and $1, respectively	$6	$13

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	March 31,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$637
Trade receivables, less allowance for doubtful accounts of $49 and $58	955	809
Earned but unbilled receivables	181	192
Prepaid expenses and other current assets	189	161
Clearing broker assets	332	275
Deferred income taxes	22	22

Total current assets	2,343	2,096

Property and equipment, less accumulated depreciation of $936 and $977	925	903
Software products, less accumulated amortization of $1,091 and $1,120	1,020	965
Customer base, less accumulated amortization of $954 and $996	2,294	2,225
Other tangible and intangible assets, less accumulated amortization of $24 and $25	195	185
Trade name, less accumulated amortization of $10 and $10	1,025	1,024
Goodwill	6,178	6,130

Total Assets	$13,980	$13,528

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$64	$56
Accounts payable	72	64
Accrued compensation and benefits	319	223
Accrued interest expense	146	91
Other accrued expenses	413	371
Clearing broker liabilities	294	238
Deferred revenue	1,040	1,018

Total current liabilities	2,348	2,061

Long-term debt	8,251	8,224
Deferred income taxes	1,314	1,281

Total liabilities	11,913	11,566

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,755	3,763
Accumulated deficit	(1,567)	(1,621)
Accumulated other comprehensive income	(121)	(180)

Total stockholder’s equity	2,067	1,962

Total Liabilities and Stockholder’s Equity	$13,980	$13,528

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2009	2010
Revenue:
Services	$1,247	$1,137
License and resale fees	64	84

Total products and services	1,311	1,221
Reimbursed expenses	24	28

	1,335	1,249

Costs and expenses:
Cost of sales and direct operating	686	604
Sales, marketing and administration	269	275
Product development	87	96
Depreciation and amortization	69	75
Amortization of acquisition-related intangible assets	124	123
Merger costs	—	2

	1,235	1,175

Income from operations	100	74
Interest income	1	—
Interest expense and amortization of deferred financing fees	(151)	(159)
Other income	7	—

Loss before income taxes	(43)	(85)
Benefit from income taxes	9	31

Net loss	$(34)	$(54)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended March 31,
	2009	2010
Cash flow from operations:
Net loss	$(34)	$(54)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	193	198
Deferred income tax benefit	(26)	(30)
Stock compensation expense	7	8
Amortization of deferred financing costs and debt discount	10	11
Other noncash items	(7)	1
Accounts receivable and other current assets	(15)	168
Accounts payable and accrued expenses	(171)	(198)
Clearing broker assets and liabilities, net	(20)	1
Deferred revenue	(9)	(25)

Cash flow provided by (used in) operations	(72)	80

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(6)	(13)
Cash paid for property and equipment and software	(79)	(76)
Other investing activities	(5)	8

Cash used in investment activities	(90)	(81)

Financing activities:
Cash received from other borrowings, net of fees	240	3
Cash used to repay debt	(555)	(22)
Other financing activities	(1)	—

Cash used in financing activities	(316)	(19)

Effect of exchange rate changes on cash	(6)	(7)

Decrease in cash and cash equivalents	(484)	(27)
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$491	$637

Supplemental information:

Acquired businesses:
Property and equipment	$—	$2
Software products	5	3
Customer base	2	10
Goodwill	2	2
Other tangible and intangible assets	—	3
Deferred income taxes	—	(2)
Purchase price obligations and debt assumed	—	(1)
Net current liabilities assumed	(3)	(4)

Cash paid for acquired businesses, net of cash acquired of $- and $1, respectively	$6	$13

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
The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The presentation of certain prior year amounts has been revised to conform to the current year presentation.
Recent Accounting Pronouncements
The Financial Accounting Standard Board issued new revenue recognition guidance for arrangements with multiple deliverables. The new guidance, whose scope excludes software revenue recognition, modifies the fair value requirements for revenue recognition by providing “best estimate of selling price” in addition to vendor specific objective evidence, or “VSOE”, and vendor objective evidence, now referred to as third-party evidence, or “TPE”, for determining the selling price of a deliverable. Since the Company will be able to use an estimate of the selling price for the deliverables in an arrangement, all deliverables will be separate units of accounting, provided (a) a delivered item has value to the customer on a standalone basis, and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method is no longer permitted. The new guidance is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this revenue guidance, but does not expect the guidance to have a material impact on the consolidated financial statements.

2. Goodwill:
The following table summarizes changes in goodwill by segment (in millions):

	Cost					Accumulated Impairment
	FS	HE	PS	AS	Subtotal	PS	AS	Subtotal	Total
Balance at December 31, 2009	$3,457	$950	$814	$2,211	$7,432	$(128)	$(1,126)	$(1,254)	$6,178
2010 acquisitions	2	—	—	1	3	—	—	—	3
Adjustments related to the Transaction and prior year acquisitions	—	—	—	(1)	(1)	—	—	—	(1)
Effect of foreign currency translation	(31)	—	(9)	(10)	(50)	—	—	—	(50)

Balance at March 31, 2010	$3,428	$950	$805	$2,201	$7,384	$(128)	$(1,126)	$(1,254)	$6,130

3. Clearing Broker Assets and Liabilities:
Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31,	March 31,
	2009	2010
Segregated customer cash and treasury bills	$153	$39
Securities owned	40	86
Securities borrowed	116	130
Receivables from customers and other	23	20

Clearing broker assets	$332	$275

Payables to customers	$163	$63
Securities loaned	95	102
Customer securities sold short, not yet purchased	9	14
Payable to brokers and dealers	27	59

Clearing broker liabilities	$294	$238

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
4.	Derivatives:
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

		Notional		Interest rate
		Amount	Interest rate	received
Inception	Maturity	(in millions)	paid	(LIBOR)

February 2006	February 2011	$800	5.00%	3-Month
January 2008	February 2011	$750	3.17%	3-Month
January/February 2009	February 2012	$1,200	1.78%	1-Month
January/February 2010	May 2013	$500	1.99%	3-Month

Total / Weighted Average interest rate		$3,250	2.93%

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $70 million and $69 million as of December 31, 2009 and March 31, 2010, respectively.
The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three months ended March 31, 2009 and 2010 (in millions):

	Three months ended March 31,
	2009	2010	Classification
Gain (loss) recognized in Accumulated Other Comprehensive Loss (OCI)	$(4)	$2	OCI
Gain (loss) reclassified from accumulated OCI into income	(15)	(22)	Interest expense and amortization of deferred financing fees
The Company has no ineffectiveness related to its swap agreements.
The Company expects to reclassify in the next twelve months approximately $79 million from OCI into earnings related to the Company’s interest rate swaps based on the borrowing rates at March 31, 2010.
5. Fair Value Measurements:
The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$156	$—	$—	$156
Clearing broker assets — treasury bills	35	—	—	35
Clearing broker assets — securities owned	86	—	—	86

	$277	$—	$—	$277

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$14	$—	$—	$14
Interest rate swap agreements and other	—	67	—	67

	$14	$67	$—	$81

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$168	$—	$—	$168
Clearing broker assets — U.S. treasury bills	151	—	—	151
Clearing broker assets — securities owned	40	—	—	40

	$359	$—	$—	$359

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$9	$—	$—	$9
Interest rate swap agreements	—	70	—	70

	$9	$70	$—	$79

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).
Cash and cash equivalents – money market funds and Clearing broker assets – U.S. treasury bills are recognized and measured at fair value in the Company’s financial statements. Clearing broker assets and liabilities – securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.
The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2009 and March 31, 2010 (in millions):

	December 31, 2009		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Floating rate debt	$4,967	$4,815	$4,937	$4,879
Fixed rate debt	3,348	3,507	3,343	3,476
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
6. Comprehensive Income (Loss):
Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended
	March 31,
	2009	2010
Net loss	$(34)	$(54)
Foreign currency translation losses	(87)	(61)
Unrealized gains (losses) on derivative instruments	(4)	2

Comprehensive income (loss)	$(125)	$(113)

7. Equity:
A rollforward of SCC’s temporary and permanent equity for 2010 follows:

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Subtotal	equity	equity	Subtotal	Total
Balance at December 31, 2009	$88	$11	$321	$420	$51	$1,593	$1,644	$2,064
Net income (loss)	—	—	(101)	(101)	6	41	47	(54)
Foreign currency translation	—	—	(61)	(61)	—	—	—	(61)
Net unrealized gain on derivative instruments	—	—	2	2	—	—	—	2

Comprehensive income (loss)	—	—	(160)	(160)	6	41	47	(113)
Stock compensation expense	—	—	8	8	—	—	—	8
Transfer intrinsic value of vested restricted stock units	2	—	(4)	(2)	1	—	1	(1)

Balance at March 31, 2010	$90	$11	$165	$266	$58	$1,634	$1,692	$1,958

A rollforward of SCC’s temporary and permanent equity for 2009 follows:

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Subtotal	equity	equity	Subtotal	Total
Balance at December 31, 2008	$111	$12	$1,458	$1,581	$60	$1,411	$1,471	$3,052
Net income (loss)	—	—	(76)	(76)	1	41	42	(34)
Foreign currency translation	—	—	(87)	(87)	—	—	—	(87)
Net unrealized gain on derivative instruments	—	—	(4)	(4)	—	—	—	(4)

Comprehensive income (loss)	—	—	(167)	(167)	1	41	42	(125)
Stock compensation expense	—	—	7	7	—	—	—	7
Termination of put options due to employee terminations and other	(31)	(3)	49	15	(15)	(1)	(16)	(1)
Transfer intrinsic value of vested restricted stock units	4	1	(2)	3	—	—	—	3

Balance at March 31, 2009	$84	$10	$1,345	$1,439	$46	$1,451	$1,497	$2,936

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

	Three Months Ended March 31,
	2009	2010
Revenue:
Financial systems	$742	$659
Higher education	132	120
Public Sector	91	101

Software & processing solutions	965	880
Availability services	370	369

	$1,335	$1,249

Depreciation and amortization:
Financial systems	$19	$19
Higher education	3	3
Public sector	2	3

Software & processing solutions	24	25
Availability services	45	50

	$69	$75

Income (loss) from operations:
Financial systems	$119	$114
Higher education	27	31
Public sector	17	17

Software & processing solutions	163	162
Availability services	89	70
Corporate and other items (1)	(152)	(156)
Merger costs	—	(2)

	$100	$74

Cash paid for property and equipment and software:
Financial systems	$26	$20
Higher education	2	2
Public sector	2	2

Software & processing solutions	30	24
Availability services	49	51
Corporate administration	—	1

	$79	$76

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $124 million and $123 million for the three month periods ended March 31, 2009 and 2010, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended March 31,
	2009	2010
Amortization of acquisition-related intangible assets:
Financial systems	$66	$64
Higher education	8	8
Public sector	8	9

Software & processing solutions	82	81
Availability services	41	42
Corporate administration	1	—

	$124	$123

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended March 31,
	2009	2010
Trading Systems	$221	$106
Wealth Management	97	92
Brokerage & Clearance	71	78
Capital Markets	63	68
Global Trading	54	68
Corporations	44	49
Institutional Asset Management	50	48
Banks	32	39
All other	110	111

Total Financial Systems	$742	$659

9. Related Party Transactions:
In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $5 million and $4 million of management fees in sales, marketing and administration expenses during the three months ended March 31, 2009 and 2010, respectively. At each of December 31, 2009 and March 31, 2010, $4 million was included in other accrued expenses.
10. Supplemental Guarantor Condensed Consolidating Financial Statements:
SunGard’s senior notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities.
The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2009 and March 31, 2010, and for the three-month periods ended March 31, 2009 and 2010 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties nor guarantors to the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.

	Supplemental Condensed Consolidating Balance Sheet
	December 31, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$126	$(9)	$547	$—	$664
Intercompany balances	(6,563)	5,787	776	—	—
Trade receivables, net	—	734	402	—	1,136
Prepaid expenses, taxes and other current assets	2,017	77	417	(1,968)	543

Total current assets	(4,420)	6,589	2,142	(1,968)	2,343
Property and equipment, net	1	603	321	—	925
Intangible assets, net	164	3,756	614	—	4,534
Intercompany balances	961	(691)	(270)	—	—
Goodwill	—	4,895	1,283	—	6,178
Investment in subsidiaries	13,394	2,490	—	(15,884)	—

Total Assets	$10,100	$17,642	$4,090	$(17,852)	$13,980

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$7	$12	$—	$64
Accounts payable and other current liabilities	272	2,901	1,079	(1,968)	2,284

Total current liabilities	317	2,908	1,091	(1,968)	2,348
Long-term debt	7,687	3	561	—	8,251
Intercompany debt	82	103	(31)	(154)	—
Deferred income taxes	(53)	1,234	133	—	1,314

Total liabilities	8,033	4,248	1,754	(2,122)	11,913

Total stockholder’s equity	2,067	13,394	2,336	(15,730)	2,067

Total Liabilities and Stockholder’s Equity	$10,100	$17,642	$4,090	$(17,852)	$13,980

	Supplemental Condensed Consolidating Balance Sheet
	March 31, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$98	$(16)	$555	$—	$637
Intercompany balances	(6,691)	5,947	744	—	—
Trade receivables, net	2	659	340	—	1,001
Prepaid expenses, taxes and other current assets	2,029	92	383	(2,046)	458

Total current assets	(4,562)	6,682	2,022	(2,046)	2,096
Property and equipment, net	—	597	306	—	903
Intangible assets, net	153	3,656	590	—	4,399
Intercompany balances	951	(691)	(260)	—	—
Goodwill	—	4,895	1,235	—	6,130
Investment in subsidiaries	13,392	2,398	—	(15,790)	—

Total Assets	$9,934	$17,537	$3,893	$(17,836)	$13,528

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$6	$5	$—	$56
Accounts payable and other current liabilities	210	2,862	979	(2,046)	2,005

Total current liabilities	255	2,868	984	(2,046)	2,061
Long-term debt	7,677	2	545	—	8,224
Intercompany debt	91	74	(39)	(126)	—
Deferred income taxes	(51)	1,201	131	—	1,281

Total liabilities	7,972	4,145	1,621	(2,172)	11,566

Total stockholder’s equity	1,962	13,392	2,272	(15,664)	1,962

Total Liabilities and Stockholder’s Equity	$9,934	$17,537	$3,893	$(17,836)	$13,528

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$834	$522	$(21)	$1,335

Costs and expenses:
Cost of sales and direct operating	—	372	335	(21)	686
Sales, marketing and administration	23	154	92	—	269
Product development	—	45	42	—	87
Depreciation and amortization	—	52	17	—	69
Amortization of acquisition-related intangible assets	1	100	23	—	124

	24	723	509	(21)	1,235

Income (loss) from operations	(24)	111	13	—	100
Net interest income (expense)	(143)	(11)	4	—	(150)
Other income (expense)	75	17	6	(91)	7

Income (loss) before income taxes	(92)	117	23	(91)	(43)
Provision (benefit) for income taxes	(58)	42	7	—	(9)

Net income (loss)	$(34)	$75	$16	$(91)	$(34)

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$874	$408	$(33)	$1,249

Costs and expenses:
Cost of sales and direct operating	—	386	251	(33)	604
Sales, marketing and administration	28	138	109	—	275
Product development	—	45	51	—	96
Depreciation and amortization	—	54	21	—	75
Amortization of acquisition- related intangible assets	—	101	22	—	123
Merger costs	—	—	2	—	2

	28	724	456	(33)	1,175

Income (loss) from operations	(28)	150	(48)	—	74
Net interest income (expense)	(147)	(56)	44	—	(159)
Other income (expense)	60	(3)	—	(57)	—

Income (loss) before income taxes	(115)	91	(4)	(57)	(85)
Provision (benefit) for income taxes	(61)	31	(1)	—	(31)

Net income (loss)	$(54)	$60	$(3)	$(57)	$(54)

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(34)	$75	$16	$(91)	$(34)
Non cash adjustments	(56)	112	30	91	177
Changes in operating assets and liabilities	(226)	(336)	347	—	(215)

Cash flow provided by (used in) operations	(316)	(149)	393	—	(72)

Investment Activities
Intercompany transactions	375	223	(598)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(6)	—	—	(6)
Cash paid for property and equipment and software	—	(61)	(18)	—	(79)
Other investing activities	(3)	—	(2)	—	(5)

Cash provided by (used in) investment activities	372	156	(618)	—	(90)

Financing Activities
Net borrowings (repayments) of long-term debt	(546)	(2)	233	—	(315)
Other financing activities	(1)	—	—	—	(1)

Cash provided by (used in) financing activities	(547)	(2)	233	—	(316)

Effect of exchange rate changes on cash	—	—	(6)	—	(6)

Increase (decrease) in cash and cash equivalents	(491)	5	2	—	(484)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$20	$21	$450	$—	$491

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flow From Operations
Net income (loss)	$(54)	$60	$(3)	$(57)	$(54)
Non cash adjustments	(40)	130	41	57	188
Changes in operating assets and liabilities	(75)	8	13	—	(54)

Cash flow provided by (used in) operations	(169)	198	51	—	80

Investment Activities
Intercompany transactions	153	(153)	—	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	—	(13)	—	(13)
Cash paid for property and equipment and software	—	(56)	(20)	—	(76)
Other investing activities	(1)	6	3	—	8

Cash provided by (used in) investment activities	152	(203)	(30)	—	(81)

Financing Activities
Net repayments of long-term debt	(11)	(2)	(6)	—	(19)

Cash used in financing activities	(11)	(2)	(6)	—	(19)

Effect of exchange rate changes on cash	—	—	(7)	—	(7)

Increase (decrease) in cash and cash equivalents	(28)	(7)	8	—	(27)
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$98	$(16)	$555	$—	$637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis supplement the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and presume that readers have read or have access to the discussion and analysis in this filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.
Results of Operations:
The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Percent
	2009		2010		Increase
		percent of		percent of	(Decrease)
(in millions)		revenue		revenue	2010 vs. 2009
Revenue
Financial systems (FS)	$742	56%	$659	53%	(11)%
Higher education (HE)	132	10%	120	10%	(9)%
Public sector (PS)	91	7%	101	8%	11%

Software & processing solutions	965	72%	880	70%	(9)%
Availability services (AS)	370	28%	369	30%	—%

	$1,335	100%	$1,249	100%	(6)%

Costs and Expenses
Cost of sales and direct operating	$686	51%	$604	48%	(12)%
Sales, marketing and administration	269	20%	275	22%	2%
Product development	87	7%	96	8%	10%
Depreciation and amortization	69	5%	75	6%	9%
Amortization of acquisition- related intangible assets	124	9%	123	10%	(1)%
Merger costs	—	—%	2	—%	—%

	$1,235	93%	$1,175	94%	(5)%

Income from Operations
Financial systems (1)	$119	16%	$114	17%	(4)%
Higher education (1)	27	20%	31	26%	15%
Public sector (1)	17	19%	17	17%	—%

Software & processing solutions (1)	163	17%	162	18%	(1)%
Availability services (1)	89	24%	70	19%	(21)%
Corporate administration	(13)	(1)%	(17)	(1)%	31%
Amortization of acquisition- related intangible assets	(124)	(9)%	(123)	(10)%	(1)%
Stock Compensation expense	(7)	(1)%	(8)	(1)%	14%
Merger costs and other items (2)	(8)	(1)%	(10)	(1)%	25%

	$100	7%	$74	6%	(26)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	Merger costs and other items include merger costs, certain purchase accounting adjustments and management fees paid to the Sponsors, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended		Three Months Ended
	March 31,		March 31		Percent
	2009		2010		Increase
		percent of		percent of	(Decrease)
(in millions)		revenue		revenue	2010 vs. 2009
Financial Systems
Services	$698	52%	$593	47%	(15)%
License and resale fees	26	2%	44	4%	69%

Total products and services	724	54%	637	51%	(12)%
Reimbursed expenses	18	1%	22	2%	22%

	$742	56%	$659	53%	(11)%

Higher Education
Services	$114	9%	$103	8%	(10)%
License and resale fees	16	1%	15	1%	(6)%

Total products and services	130	10%	118	9%	(9)%
Reimbursed expenses	2	—%	2	—%	—%

	$132	10%	$120	10%	(9)%

Public Sector
Services	$69	5%	$76	6%	10%
License and resale fees	21	2%	24	2%	14%

Total products and services	90	7%	100	8%	11%
Reimbursed expenses	1	—%	1	—%	—%

	$91	7%	$101	8%	11%

Software & Processing Solutions
Services	$881	66%	$772	62%	(12)%
License and resale fees	63	5%	83	7%	32%

Total products and services	944	71%	855	68%	(9)%
Reimbursed expenses	21	2%	25	2%	19%

	$965	72%	$880	70%	(9)%

Availability Services
Services	$366	27%	$365	29%	—%
License and resale fees	1	—%	1	—%	—%

Total products and services	367	27%	366	29%	—%
Reimbursed expenses	3	—%	3	—%	—%

	$370	28%	$369	30%	—%

Total Revenue
Services	$1,247	93%	$1,137	91%	(9)%
License and resale fees	64	5%	84	7%	31%

Total products and services	1,311	98%	1,221	98%	(7)%
Reimbursed expenses	24	2%	28	2%	17%

	$1,335	100%	$1,249	100%	(6)%

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009
Income from Operations:
Our total operating margin was 6% for the three months ended March 31, 2010, compared to 7% for the three months ended March 31, 2009 primarily due to the decline in the AS operating margin, partially offset by a $17 million increase in license fees.
Financial Systems:
The FS operating margin was 17% and 16% for the three months ended March 31, 2010 and 2009, respectively. The operating margin improvement is primarily due to a $20 million increase in software license fees primarily resulting from recognition of $15 million of license fee backlog that existed at December 31, 2009, partially offset by the impact of currency exchange rates.
Higher Education:
The HE operating margin was 26% and 20% for the three months ended March 31, 2010 and 2009, respectively, primarily due to employee-related cost reductions and the impact of a customer user conference held in the first quarter of 2009 that is planned for the second quarter of 2010.
Public Sector:
The PS operating margin was 17% and 19% for the three months ended March 31, 2010 and 2009, respectively, due primarily to a decrease in license fees, partially offset by improvement in the U.K. business.
Availability Services:
The AS operating margin was 19% and 24% for the three months ended March 31, 2010 and 2009, respectively. The lower margin was primarily due to increases in employee-related costs, including approximately $5 million related to headcount reductions, mostly in North America, facility expansions which increased the fixed cost base in advance of anticipated revenue growth and increased depreciation and amortization, and the impact of a change in the mix of revenue from recovery services which typically use shared resources to managed services which use dedicated resources.
Revenue:
Total revenue decreased $86 million or 6% for the three months ended March 31, 2010 compared to the first quarter of 2009. Organic revenue decreased 9% in the first quarter of 2010 compared to the prior year period, primarily because of a $122 million decline in broker/dealer revenue, partially offset by the increase in license fees and software rental revenue. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months and the impact of currency exchange rates. This organic revenue decline was attributed to one of our broker/dealer businesses with the increases in license fees and software rental revenue offsetting other revenue declines.
Financial Systems:
FS revenue decreased $83 million or 11% in the first quarter of 2010 from the prior year period. Organic revenue decreased 13% in the quarter. Excluding the broker/dealer business, organic revenue was up 4%. Professional services revenue increased $5 million or 4%. Revenue from license and resale fees included software license revenue of $40 million, an increase of $20 million compared to the same quarter in 2009, reflecting the recognition in 2010 of $15 million that was in backlog at December 31, 2009.
Higher Education:
HE revenue decreased $12 million or 9% for the three months ended March 31, 2010 compared to the corresponding period in 2009 due to a decrease in organic revenue. HE services revenue decreased $11 million, primarily due to revenue associated with a customer user conference held in the first quarter of 2009 that is planned for the second quarter of 2010 and a decrease in professional services. Revenue from license and resale fees included software license revenue of $5 million in the three months ended March 31, 2010, unchanged from the prior year period.

Public Sector:
PS revenue increased $10 million or 11% for the three months ended March 31, 2010 compared to the corresponding period in 2009. Organic revenue increased 5%. Revenue from license and resale fees included software license revenue of $2 million and $5 million in the three months ended March 31, 2010 and 2009, respectively.
Availability Services:
AS revenue decreased $1 million in the first quarter of 2010 from the prior year period. Organic revenue decreased 3% in the quarter. In North America, revenue decreased 3% overall and 4% organically, where decreases in recovery services and professional services revenue exceeded growth in managed services. Revenue in Europe increased 12%, but grew 3% organically.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 48% and 51% in the three-month periods ended March 31, 2010 and 2009, respectively, largely the result of the lower volumes of the broker/dealer business previously mentioned. Also impacting the period were higher FS consultant expenses and AS facilities costs, partially offset by lower costs associated with the HE customer user conference that was held in the first quarter of 2009.
Sales, marketing and administration expenses as a percentage of total revenue was 22% and 20% in the three-month periods ended March 31, 2010 and 2009, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in AS, FS and corporate employment-related expense and advertising costs, partially offset by reduced FS facilities costs and HE employment-related expenses.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended March 31, 2010 and 2009, product development costs were 11% and 9% of revenue from software and processing solutions, respectively.
Depreciation and amortization as a percentage of total revenue was 6% and 5% in the three-month periods ended March 31, 2010 and 2009, respectively primarily due to capital expenditures supporting AS.
Merger costs are costs incurred for the shutdown of the professional trading portion of the broker/dealer business. We expect to incur up to an additional $10 million related to this shutdown during the remainder of 2010.
Interest expense was $159 million and $151 million for the three months ended March 31, 2010 and 2009, respectively. The increase in interest expense was due primarily to interest rate increases mainly due to amending the term loan in 2009 and increased average borrowings under our receivables facility, partially offset by reduced borrowings under our revolving credit facility.
Other income was $7 million for the three months ended March 31, 2009. The change is primarily attributable to $7 million of foreign currency translation gains related to our Euro denominated term loan in the three months ended March 31, 2009.
The effective income tax rates for the three months ended March 31, 2010 and 2009 were a benefit of 36% and 21%, respectively. The rate in the first quarter of 2010 reflects the expected mix of taxable income in various jurisdictions as well as our ability to fully utilize foreign tax credits. The rate in the first quarter of 2009 reflects limitations on our ability to utilize certain foreign tax credits.
Accreted dividends on SCCII’s cumulative preferred stock were $47 million and $42 million for the three months ended March 31, 2010 and 2009, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.
Liquidity and Capital Resources:
At March 31, 2010, cash and equivalents were $637 million, a decrease of $27 million from December 31, 2009. Cash flow provided by operations was $79 million in the three months ended March 31, 2010 compared to cash flow used in operations of $72 million in the three months ended March 31, 2009. The increase in cash flow from operations is due primarily to the termination in December 2008 of our off-balance sheet accounts receivable securitization program and a $50 million tax refund received in the first quarter of 2010.

Net cash used in investing activities was $81 million in the three months ended March 31, 2010, comprised of cash paid for property and equipment and other assets and one business acquired in each of our FS and AS segments.
Net cash used in financing activities was $18 million for the three months ended March 31, 2010, primarily related to quarterly principal payments on the term loans. At March 31, 2010, no amount was outstanding under the revolving credit facility and $251 million was outstanding under the receivables facility, which represented the full amount available for borrowing based on the terms and conditions of the facility. In early 2010, we entered into interest rate swap agreements, with an aggregate notional amount of $500 million, which expire in May 2013 under which we pay fixed interest payments (at 1.99%) for the term of the swaps and, in turn, receive variable interest payments based on three-month LIBOR.
At March 31, 2010, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $55 million, all of which could be due in the next 12 months. We also have outstanding letters of credit and bid bonds that total approximately $40 million.
At March 31, 2010, we have outstanding $8.28 billion in aggregate indebtedness, with additional borrowing capacity of $803 million under the revolving credit facility (after giving effect to outstanding letters of credit).
We expect our available cash balances, cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.
Covenant Compliance
Adjusted EBITDA is used to determine compliance with certain covenants contained in the indentures governing SunGard’s senior notes due 2013 and 2015 and senior subordinated notes due 2015 and in SunGard’s senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants.
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
Adjusted EBITDA is calculated as follows (in millions):

			Last Twelve
			Months
	Three Months Ended March 31,		March 31,
	2009	2010	2010
Net income (loss)	$(34)	$(54)	$(1,138)
Interest expense, net	150	159	639
Taxes	(9)	(31)	(95)
Depreciation and amortization	193	198	836
Goodwill impairment charge	—	—	1,126

EBITDA	300	272	1,368
Purchase accounting adjustments (a)	5	4	17
Non-cash charges (b)	9	8	35
Restructuring and other charges (c)	9	9	41
Pro forma expense savings related to acquisitions (d)	1	—	2
Other (e)	2	4	6

Adjusted EBITDA — senior secured credit facilities, senior notes due 2013 and 2015 and senior subordinated notes due 2015	$326	$297	$1,469

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.

(c)	Restructuring and other charges include debt refinancing costs, severance and related payroll taxes, reserves to consolidate certain facilities, settlements with former owners of acquired companies and certain other expenses associated with acquisitions made by the Company.

(d)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(e)	Other includes gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
The covenant requirements and actual ratios for the twelve months ended March 31, 2010 are as follows. All covenants are in compliance.

	Covenant	Actual
	Requirements	Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.70x	2.53x
Maximum total debt to Adjusted EBITDA	6.25x	5.08x
Senior notes due 2013 and 2015 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.52x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.70x for the four-quarter period ended December 31, 2009 and increasing over time to 1.80x by the end of 2010 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2009, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of March 31, 2010, we had $4.69 billion outstanding under the term loan facilities and available commitments of $803 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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
At March 31, 2010, we had total debt of $8.28 billion, including $4.94 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $3.25 billion of our variable rate debt. Swap agreements with a notional value of $800 million effectively fix our interest rates at 5.00% and expire in February 2011. Swap agreements expiring in February 2011 with a notional value of $750 million effectively fix our interest rates at 3.17%. Swap agreements expiring in February 2012 with a notional value of $1.2 billion effectively fix our interest rates at 1.78%. Swap agreements expiring in May 2013 with a notional value of $500 million effectively fix our interest rates at 1.99%. Our remaining variable rate debt of $1.69 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $17 million per year. Upon the expiration of each interest rate swap agreement in February 2011, February 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $32 million, $44 million and $49 million per year, respectively.

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

Part II Other Information:

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors: There have been no material changes to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information:
(a) None.
(b) None.

Item 6.	Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1
Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II
Dated: May 17, 2010	By:	/s/ Robert F. Woods
Robert F. Woods
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.
Dated: May 17, 2010	By:	/s/ Robert F. Woods
Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1
Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Cristóbal Conde, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.