Form 10-Q
period 2010-06-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2010-08-06
CIK 789388, 1337272, 1337274

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.
SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☐ No ☑
The number of shares of the registrants’ common stock outstanding as of June 30, 2010:

SunGard Capital Corp.	255,385,421 shares of Class A common stock and 28,376,090 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

Item 1. Financial Statements
SunGard Capital Corp.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$729
Trade receivables, less allowance for doubtful accounts of $49 and $58	955	842
Earned but unbilled receivables	181	182
Prepaid expenses and other current assets	189	165
Clearing broker assets	332	283
Deferred income taxes	22	22

Total current assets	2,343	2,223

Property and equipment, less accumulated depreciation of $936 and $1,020	925	888
Software products, less accumulated amortization of $1,091 and $1,183	1,020	897
Customer base, less accumulated amortization of $954 and $1,056	2,294	2,151
Other intangible assets, less accumulated amortization of $24 and $21	195	176
Trade name, less accumulated amortization of $10 and $5	1,025	1,023
Goodwill	6,178	6,076

Total Assets	$13,980	$13,434

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$64	$54
Accounts payable	72	55
Accrued compensation and benefits	319	238
Accrued interest expense	146	143
Other accrued expenses	412	380
Clearing broker liabilities	294	251
Deferred revenue	1,040	981

Total current liabilities	2,347	2,102

Long-term debt	8,251	8,220
Deferred income taxes	1,318	1,246

Total liabilities	11,916	11,568

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	51	55
Class L common stock subject to a put option	88	90
Class A common stock subject to a put option	11	11

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,151 million and $4,440 million; 50,000,000 shares authorized, 28,613,930 and 28,644,360 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 257,529,758 and 257,803,713 shares issued	—	—
Capital in excess of par value	2,678	2,690
Treasury stock, 248,414 and 268,270 shares of Class L common stock; and 2,239,549 and 2,418,292 shares of Class A common stock	(27)	(29)
Accumulated deficit	(2,209)	(2,380)
Accumulated other comprehensive income	(121)	(257)

Total SunGard Capital Corp. stockholders’ equity	321	24
Noncontrolling interest in preferred stock of SCCII	1,593	1,686

Total equity	1,914	1,710

Total Liabilities and Equity	$13,980	$13,434

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Services	$1,242	$1,141	$2,489	$2,278
License and resale fees	79	119	143	203

Total products and services	1,321	1,260	2,632	2,481
Reimbursed expenses	48	38	72	66

	1,369	1,298	2,704	2,547

Costs and expenses:
Cost of sales and direct operating	684	592	1,370	1,196
Sales, marketing and administration	263	286	532	561
Product development	85	93	172	189
Depreciation and amortization	72	72	141	147
Amortization of acquisition-related intangible assets	130	122	254	245
Merger costs and other	1	7	1	9

	1,235	1,172	2,470	2,347

Income from operations	134	126	234	200
Interest income	—	1	1	1
Interest expense and amortization of deferred financing fees	(155)	(160)	(306)	(319)
Other income	14	14	21	14

Loss before income taxes	(7)	(19)	(50)	(104)
Benefit from (provision for) income taxes	—	(2)	9	29

Net loss	(7)	(21)	(41)	(75)
Income attributable to the noncontrolling interest (including $(1) million, $(3) million, $- and $3 million in temporary equity)	(44)	(49)	(86)	(96)

Net loss attributable to SunGard Capital Corp.	$(51)	$(70)	$(127)	$(171)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2009	2010
Cash flow from operations:
Net loss	$(41)	$(75)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	395	392
Deferred income tax benefit	(51)	(59)
Stock compensation expense	14	17
Amortization of deferred financing costs and debt discount	20	22
Other noncash items	(21)	(13)
Accounts receivable and other current assets	(17)	142
Accounts payable and accrued expenses	(141)	(124)
Clearing broker assets and liabilities, net	(3)	6
Deferred revenue	8	(62)

Cash flow from operations	163	246

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(12)	(13)
Cash paid for property and equipment and software	(167)	(148)
Other investing activities	3	8

Cash used in investment activities	(176)	(153)

Financing activities:
Cash received from issuance of common stock	—	1
Cash received from borrowings, net of fees	268	29
Cash used to repay debt	(724)	(35)
Cash used to purchase treasury stock	(1)	(3)
Other financing activities	(2)	(1)

Cash used in financing activities	(459)	(9)

Effect of exchange rate changes on cash	5	(19)

Increase (decrease) in cash and cash equivalents	(467)	65
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$508	$729

Supplemental information:
Acquired businesses:
Property and equipment	$—	$2
Software products	8	3
Customer base	4	10
Goodwill	4	2
Other tangible and intangible assets	—	3
Deferred income taxes	(1)	(2)
Purchase price obligations and debt assumed	(1)	(1)
Net current liabilities assumed	(2)	(4)

Cash paid for acquired businesses, net of cash acquired of $1 and $2, respectively	$12	$13

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$729
Trade receivables, less allowance for doubtful accounts of $49 and $58	955	842
Earned but unbilled receivables	181	182
Prepaid expenses and other current assets	189	165
Clearing broker assets	332	283
Deferred income taxes	22	22

Total current assets	2,343	2,223

Property and equipment, less accumulated depreciation of $936 and $1,020	925	888
Software products, less accumulated amortization of $1,091 and $1,183	1,020	897
Customer base, less accumulated amortization of $954 and $1,056	2,294	2,151
Other intangible assets, less accumulated amortization of $24 and $21	195	176
Trade name, less accumulated amortization of $10 and $5	1,025	1,023
Goodwill	6,178	6,076

Total Assets	$13,980	$13,434

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$64	$54
Accounts payable	72	55
Accrued compensation and benefits	319	238
Accrued interest expense	146	143
Other accrued expenses	412	380
Clearing broker liabilities	294	251
Deferred revenue	1,040	981

Total current liabilities	2,347	2,102

Long-term debt	8,251	8,220
Deferred income taxes	1,318	1,246

Total liabilities	11,916	11,568

Commitments and contingencies

Preferred stock subject to a put option	38	39

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,627 million and $1,723 million; 14,999,000 shares authorized, 9,904,863 and 9,915,398 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,724	3,737
Treasury stock, 86,008 and 92,883 shares	(10)	(11)
Accumulated deficit	(1,567)	(1,642)
Accumulated other comprehensive income	(121)	(257)

Total stockholders’ equity	2,026	1,827

Total Liabilities and Stockholders’ Equity	$13,980	$13,434

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Services	$1,242	$1,141	$2,489	$2,278
License and resale fees	79	119	143	203

Total products and services	1,321	1,260	2,632	2,481
Reimbursed expenses	48	38	72	66

	1,369	1,298	2,704	2,547

Costs and expenses:
Cost of sales and direct operating	684	592	1,370	1,196
Sales, marketing and administration	263	286	532	561
Product development	85	93	172	189
Depreciation and amortization	72	72	141	147
Amortization of acquisition-related intangible assets	130	122	254	245
Merger costs and other	1	7	1	9

	1,235	1,172	2,470	2,347

Income from operations	134	126	234	200
Interest income	—	1	1	1
Interest expense and amortization of deferred financing fees	(155)	(160)	(306)	(319)
Other income	14	14	21	14

Loss before income taxes	(7)	(19)	(50)	(104)
Benefit from (provision for) income taxes	—	(2)	9	29

Net loss	$(7)	$(21)	$(41)	$(75)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2009	2010
Cash flow from operations:
Net loss	$(41)	$(75)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	395	392
Deferred income tax benefit	(51)	(59)
Stock compensation expense	14	17
Amortization of deferred financing costs and debt discount	20	22
Other noncash items	(21)	(13)
Accounts receivable and other current assets	(17)	142
Accounts payable and accrued expenses	(141)	(124)
Clearing broker assets and liabilities, net	(3)	6
Deferred revenue	8	(62)

Cash flow from operations	163	246

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(12)	(13)
Cash paid for property and equipment and software	(167)	(148)
Other investing activities	3	8

Cash used in investment activities	(176)	(153)

Financing activities:
Cash received from borrowings, net of fees	268	29
Cash used to repay debt	(724)	(35)
Cash used to purchase treasury stock	—	(1)
Other financing activities	(3)	(2)

Cash used in financing activities	(459)	(9)

Effect of exchange rate changes on cash	5	(19)

Increase (decrease) in cash and cash equivalents	(467)	65
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$508	$729

Supplemental information:
Acquired businesses:
Property and equipment	$—	$2
Software products	8	3
Customer base	4	10
Goodwill	4	2
Other tangible and intangible assets	—	3
Deferred income taxes	(1)	(2)
Purchase price obligations and debt assumed	(1)	(1)
Net current liabilities assumed	(2)	(4)

Cash paid for acquired businesses, net of cash acquired of $1 and $2, respectively	$12	$13

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	June 30,
	2009	2010
Assets
Current:
Cash and cash equivalents	$664	$729
Trade receivables, less allowance for doubtful accounts of $49 and $58	955	842
Earned but unbilled receivables	181	182
Prepaid expenses and other current assets	189	165
Clearing broker assets	332	283
Deferred income taxes	22	22

Total current assets	2,343	2,223

Property and equipment, less accumulated depreciation of $936 and $1,020	925	888
Software products, less accumulated amortization of $1,091 and $1,183	1,020	897
Customer base, less accumulated amortization of $954 and $1,056	2,294	2,151
Other intangible assets, less accumulated amortization of $24 and $21	195	176
Trade name, less accumulated amortization of $10 and $5	1,025	1,023
Goodwill	6,178	6,076

Total Assets	$13,980	$13,434

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$64	$54
Accounts payable	72	55
Accrued compensation and benefits	319	238
Accrued interest expense	146	143
Other accrued expenses	413	382
Clearing broker liabilities	294	251
Deferred revenue	1,040	981

Total current liabilities	2,348	2,104

Long-term debt	8,251	8,220
Deferred income taxes	1,314	1,241

Total liabilities	11,913	11,565

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,755	3,768
Accumulated deficit	(1,567)	(1,642)
Accumulated other comprehensive income	(121)	(257)

Total stockholder’s equity	2,067	1,869

Total Liabilities and Stockholder’s Equity	$13,980	$13,434

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Services	$1,242	$1,141	$2,489	$2,278
License and resale fees	79	119	143	203

Total products and services	1,321	1,260	2,632	2,481
Reimbursed expenses	48	38	72	66

	1,369	1,298	2,704	2,547

Costs and expenses:
Cost of sales and direct operating	684	592	1,370	1,196
Sales, marketing and administration	263	286	532	561
Product development	85	93	172	189
Depreciation and amortization	72	72	141	147
Amortization of acquisition-related intangible assets	130	122	254	245
Merger costs and other	1	7	1	9

	1,235	1,172	2,470	2,347

Income from operations	134	126	234	200
Interest income	—	1	1	1
Interest expense and amortization of deferred financing fees	(155)	(160)	(306)	(319)
Other income	14	14	21	14

Loss before income taxes	(7)	(19)	(50)	(104)
Benefit from (provision for) income taxes	—	(2)	9	29

Net loss	$(7)	$(21)	$(41)	$(75)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six months ended June 30,
	2009	2010
Cash flow from operations:
Net loss	$(41)	$(75)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	395	392
Deferred income tax benefit	(52)	(60)
Stock compensation expense	14	17
Amortization of deferred financing costs and debt discount	20	22
Other noncash items	(21)	(13)
Accounts receivable and other current assets	(17)	142
Accounts payable and accrued expenses	(140)	(122)
Clearing broker assets and liabilities, net	(3)	6
Deferred revenue	8	(62)

Cash flow from operations	163	247

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(12)	(13)
Cash paid for property and equipment and software	(167)	(148)
Other investing activities	3	8

Cash used in investment activities	(176)	(153)

Financing activities:
Cash received from borrowings, net of fees	268	29
Cash used to repay debt	(724)	(35)
Other financing activities	(3)	(4)

Cash used in financing activities	(459)	(10)

Effect of exchange rate changes on cash	5	(19)

Increase (decrease) in cash and cash equivalents	(467)	65
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$508	$729

Supplemental information:
Acquired businesses:
Property and equipment	$—	$2
Software products	8	3
Customer base	4	10
Goodwill	4	2
Other tangible and intangible assets	—	3
Deferred income taxes	(1)	(2)
Purchase price obligations and debt assumed	(1)	(1)
Net current liabilities assumed	(2)	(4)

Cash paid for acquired businesses, net of cash acquired of $1 and $2, respectively	$12	$13

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

2. Goodwill:
The following table summarizes changes in goodwill by segment (in millions):

	Cost					Accumulated Impairment
	FS	HE	PS	AS	Subtotal	PS	AS	Subtotal	Total
Balance at December 31, 2009	$3,457	$950	$814	$2,211	$7,432	$(128)	$(1,126)	$(1,254)	$6,178
2010 acquisitions	2	—	—	1	3	—	—	—	3
Adjustments related to the Transaction and prior year acquisitions	(1)	—	—	(1)	(2)	—	—	—	(2)
Effect of foreign currency translation	(77)	—	(11)	(15)	(103)	—	—	—	(103)

Balance at June 30, 2010	$3,381	$950	$803	$2,196	$7,330	$(128)	$(1,126)	$(1,254)	$6,076

3. Clearing Broker Assets and Liabilities:
Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31,	June 30,
	2009	2010

Segregated customer cash and treasury bills	$153	$38
Securities owned	40	109
Securities borrowed	116	112
Receivables from customers and other	23	24

Clearing broker assets	$332	$283

Payables to customers	$163	$57
Securities loaned	95	93
Customer securities sold short, not yet purchased	9	4
Payable to brokers and dealers	27	97

Clearing broker liabilities	$294	$251

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

		Notional		Interest rate
		Amount	Interest rate	received
Inception	Maturity	(in millions)	paid	(LIBOR)

February 2006	February 2011	$800	5.00%	3-Month
January 2008	February 2011	750	3.17%	3-Month
January/February 2009	February 2012	1,200	1.78%	1-Month
January/February 2010	May 2013	500	1.99%	3-Month

Total / Weighted Average interest rate		$3,250	2.93%

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $70 million and $65 million as of December 31, 2009 and June 30, 2010, respectively.

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three and six month periods ended June 30, 2009 and 2010 (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010	Classification
Gain recognized in Accumulated Other Comprehensive Loss (OCI)	$16	$1	$12	$3	OCI

Loss reclassified from accumulated OCI into income	(19)	(18)	(34)	(40)	Interest expense and amortization of deferred financing fees
The Company has no ineffectiveness related to its swap agreements.
The Company expects to reclassify in the next twelve months approximately $61 million from OCI into earnings related to the Company’s interest rate swaps based on the borrowing rates at June 30, 2010.
5. Fair Value Measurements:
The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$285	$—	$—	$285
Clearing broker assets — treasury bills	30	—	—	30
Clearing broker assets — securities owned	109	—	—	109

	$424	$—	$—	$424

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$4	$—	$—	$4
Interest rate swap agreements and other	—	65	—	65

	$4	$65	$—	$69

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$168	$—	$—	$168
Clearing broker assets — U.S. treasury bills	151	—	—	151
Clearing broker assets — securities owned	40	—	—	40

	$359	$—	$—	$359

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$9	$—	$—	$9
Interest rate swap agreements	—	70	—	70

	$9	$70	$—	$79

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).
Cash and cash equivalents — money market funds and Clearing broker assets — U.S. treasury bills are recognized and measured at fair value in the Company’s financial statements. Clearing broker assets and liabilities — securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.
The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2009 and June 30, 2010 (in millions):

	December 31, 2009		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Floating rate debt	$4,967	$4,815	$4,933	$4,725
Fixed rate debt	3,348	3,507	3,341	3,422
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
6. Comprehensive Income (Loss):
Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net loss	$(7)	$(21)	$(41)	$(75)
Foreign currency translation gains (losses)	147	(78)	60	(139)
Unrealized gains on derivative instruments	16	1	12	3

Comprehensive income (loss)	$156	$(98)	$31	$(211)

7. Equity:
A rollforward of SCC’s equity for 2010 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Total	equity	equity	Total

Balance at December 31, 2009	$88	$11	$321	$420	$51	$1,593	$1,644
Net income (loss)	—	—	(171)	(171)	3	93	96
Foreign currency translation	—	—	(139)	(139)	—	—	—
Net unrealized gain on derivative instruments	—	—	3	3	—	—	—

Comprehensive income (loss)	—	—	(307)	(307)	3	93	96
Stock compensation expense	—	—	17	17	—	—	—
Termination of put options due to employee terminations and other	(2)	—	—	(2)	(1)	1	—
Purchase of treasury stock	—	—	(1)	(1)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	4	—	(6)	(2)	2	—	2

Balance at June 30, 2010	$90	$11	$24	$125	$55	$1,686	$1,741

A rollforward of SCC’s equity for 2009 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Total	equity	equity	Total

Balance at December 31, 2008	$111	$12	$1,458	$1,581	$60	$1,411	$1,471
Net income (loss)	—	—	(127)	(127)	—	86	86
Foreign currency translation	—	—	60	60	—	—	—
Net unrealized gain on derivative instruments	—	—	12	12	—	—	—

Comprehensive income (loss)	—	—	(55)	(55)	—	86	86
Stock compensation expense	—	—	14	14	—	—	—
Termination of put options due to employee terminations and other	(32)	(3)	39	4	(11)	7	(4)
Purchase of treasury stock	—	—	(1)	(1)	—	—	—
Transfer intrinsic value of vested restricted stock units	5	1	(4)	2	(2)	—	(2)

Balance at June 30, 2009	$84	$10	$1,451	$1,545	$47	$1,504	$1,551

During June 2010, the Company amended the terms of unvested performance awards granted 2007 and thereafter by reducing performance targets for 2011 though 2014 to each year’s consolidated EBITA budget. There was no expense recognized at this time as a result of the modifications.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Financial systems	$766	$703	$1,508	$1,362
Higher education	132	131	264	251
Public sector	95	99	186	200

Software & processing solutions	993	933	1,958	1,813
Availability services	376	365	746	734

	$1,369	$1,298	$2,704	$2,547

Depreciation and amortization:
Financial systems	$19	$20	$38	$39
Higher education	4	3	7	6
Public sector	2	2	4	5

Software & processing solutions	25	25	49	50
Availability services	47	47	92	97

	$72	$72	$141	$147

Income (loss) from operations:
Financial systems	$138	$147	$257	$261
Higher education	35	31	62	62
Public sector	19	19	36	36

Software & processing solutions	192	197	355	359
Availability services	99	84	188	154
Corporate and other items (1)	(156)	(148)	(308)	(304)
Merger and other costs	(1)	(7)	(1)	(9)

	$134	$126	$234	$200

Cash paid for property and equipment and software:
Financial systems	$18	$21	$44	$41
Higher education	2	2	4	4
Public sector	4	3	6	5

Software & processing solutions	24	26	54	50
Availability services	64	46	113	97
Corporate administration	—	—	—	1

	$88	$72	$167	$148

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $130 million and $122 million for the three month periods ended June 30, 2009 and 2010, respectively, and $254 million and $245 million for the six month periods ended June 30, 2009 and 2010, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Amortization of acquisition-related intangible assets:
Financial systems	$70	$62	$136	$126
Higher education	9	9	17	17
Public sector	7	8	15	17

Software & processing solutions	86	79	168	160
Availability services	44	43	85	85
Corporate administration	—	—	1	—

	$130	$122	$254	$245

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Trading Systems	$230	$128	$451	$234
Wealth Management	97	95	194	187
Brokerage & Clearance	71	80	142	158
Capital Markets	66	87	129	155
Global Trading	59	63	113	131
Institutional Asset Management	48	50	98	98
Corporations	45	48	89	97
Banks	37	42	69	81
All other	113	110	223	221

Total Financial Systems	$766	$703	$1,508	$1,362

9. Related Party Transactions:
In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 million and $3 million of management fees in sales, marketing and administration expenses during the three months ended June 30, 2009 and 2010, respectively. In each of the six month periods ended June 30, 2009 and 2010, the Company recorded $7 million of management fees in sales, marketing and administration expenses. At December 31, 2009 and June 30, 2010, $4 million and $3 million, respectively, was included in other accrued expenses.
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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2009 and June 30, 2010, and for the three- and six-month periods ended June 30, 2009 and 2010 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.

	Supplemental Condensed Consolidating Balance Sheet
	December 31, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$126	$(9)	$547	$—	$664
Intercompany balances	(6,563)	5,787	776	—	—
Trade receivables, net	—	734	402	—	1,136
Prepaid expenses, taxes and other current assets	2,017	77	417	(1,968)	543

Total current assets	(4,420)	6,589	2,142	(1,968)	2,343
Property and equipment, net	1	603	321	—	925
Intangible assets, net	164	3,756	614	—	4,534
Intercompany balances	961	(691)	(270)	—	—
Goodwill	—	4,895	1,283	—	6,178
Investment in subsidiaries	13,394	2,490	—	(15,884)	—

Total Assets	$10,100	$17,642	$4,090	$(17,852)	$13,980

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$7	$12	$—	$64
Accounts payable and other current liabilities	272	2,901	1,079	(1,968)	2,284

Total current liabilities	317	2,908	1,091	(1,968)	2,348
Long-term debt	7,687	3	561	—	8,251
Intercompany debt	82	103	(31)	(154)	—
Deferred income taxes	(53)	1,234	133	—	1,314

Total liabilities	8,033	4,248	1,754	(2,122)	11,913

Total stockholder’s equity	2,067	13,394	2,336	(15,730)	2,067

Total Liabilities and Stockholder’s Equity	$10,100	$17,642	$4,090	$(17,852)	$13,980

	Supplemental Condensed Consolidating Balance Sheet
	June 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$226	$(7)	$510	$—	$729
Intercompany balances	(6,954)	6,148	806	—	—
Trade receivables, net	4	707	313	—	1,024
Prepaid expenses, taxes and other current assets	2,102	88	423	(2,143)	470

Total current assets	(4,622)	6,936	2,052	(2,143)	2,223
Property and equipment, net	—	595	293	—	888
Intangible assets, net	145	3,557	545	—	4,247
Intercompany balances	954	(691)	(263)	—	—
Goodwill	—	4,896	1,180	—	6,076
Investment in subsidiaries	13,406	2,430	—	(15,836)	—

Total Assets	$9,883	$17,723	$3,807	$(17,979)	$13,434

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$4	$5	$—	$54
Accounts payable and other current liabilities	262	2,991	940	(2,143)	2,050

Total current liabilities	307	2,995	945	(2,143)	2,104
Long-term debt	7,666	3	551	—	8,220
Intercompany debt	90	143	(38)	(195)	—
Deferred income taxes	(49)	1,176	114	—	1,241

Total liabilities	8,014	4,317	1,572	(2,338)	11,565

Total stockholder’s equity	1,869	13,406	2,235	(15,641)	1,869

Total Liabilities and Stockholder’s Equity	$9,883	$17,723	$3,807	$(17,979)	$13,434

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$856	$537	$(24)	$1,369

Costs and expenses:
Cost of sales and direct operating	—	365	343	(24)	684
Sales, marketing and administration	22	143	98	—	263
Product development	—	37	48	—	85
Depreciation and amortization	—	54	18	—	72
Amortization of acquisition-related intangible assets	—	103	27	—	130
Merger costs	1	—	—	—	1

	23	702	534	(24)	1,235

Income (loss) from operations	(23)	154	3	—	134
Net interest income (expense)	(127)	34	(62)	—	(155)
Other income (expense)	89	(28)	15	(62)	14

Income (loss) before income taxes	(61)	160	(44)	(62)	(7)
Benefit from (provision for) income taxes	54	(71)	17	—	—

Net income (loss)	$(7)	$89	$(27)	$(62)	$(7)

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$908	$433	$(43)	$1,298

Costs and expenses:
Cost of sales and direct operating	—	385	250	(43)	592
Sales, marketing and administration	22	155	109	—	286
Product development	—	11	82	—	93
Depreciation and amortization	—	51	21	—	72
Amortization of acquisition-related intangible assets	1	101	20	—	122
Merger and other costs	—	1	6	—	7

	23	704	488	(43)	1,172

Income (loss) from operations	(23)	204	(55)	—	126
Net interest income (expense)	(148)	(67)	56	—	(159)
Other income (expense)	92	11	14	(103)	14

Income (loss) before income taxes	(79)	148	15	(103)	(19)
Benefit from (provision for) income taxes	58	(56)	(4)	—	(2)

Net income (loss)	$(21)	$92	$11	$(103)	$(21)

	Supplemental Condensed Consolidating Schedule of Operations
	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$1,690	$1,059	$(45)	$2,704

Costs and expenses:
Cost of sales and direct operating	—	737	678	(45)	1,370
Sales, marketing and administration	45	297	190	—	532
Product development	—	82	90	—	172
Depreciation and amortization	—	106	35	—	141
Amortization of acquisition-related intangible assets	1	203	50	—	254
Merger costs	1	—	—	—	1

	47	1,425	1,043	(45)	2,470

Income (loss) from operations	(47)	265	16	—	234
Net interest income (expense)	(270)	23	(58)	—	(305)
Other income (expense)	164	(11)	21	(153)	21

Income (loss) before income taxes	(153)	277	(21)	(153)	(50)
Benefit from (provision for) income taxes	112	(113)	10	—	9

Net income (loss)	$(41)	$164	$(11)	$(153)	$(41)

	Supplemental Condensed Consolidating Schedule of Operations
	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$1,782	$841	$(76)	$2,547

Costs and expenses:
Cost of sales and direct operating	—	771	501	(76)	1,196
Sales, marketing and administration	50	293	218	—	561
Product development	—	56	133	—	189
Depreciation and amortization	—	105	42	—	147
Amortization of acquisition-related intangible assets	1	202	42	—	245
Merger and other costs	—	1	8	—	9

	51	1,428	944	(76)	2,347

Income (loss) from operations	(51)	354	(103)	—	200
Net interest income (expense)	(295)	(123)	100		(318)
Other income (expense)	152	8	14	(160)	14

Income (loss) before income taxes	(194)	239	11	(160)	(104)
Benefit from (provision for) income taxes	119	(87)	(3)	—	29

Net income (loss)	$(75)	$152	$8	$(160)	$(75)

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(41)	$164	$(11)	$(153)	$(41)
Non cash adjustments	(127)	271	59	153	356
Changes in operating assets and liabilities	(254)	(228)	330	—	(152)

Cash flow provided by (used in) operations	(422)	207	378	—	163

Investment Activities
Intercompany transactions	664	(85)	(579)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(12)	—	—	(12)
Cash paid for property and equipment and software	—	(122)	(45)	—	(167)
Other investing activities	—	2	1	—	3

Cash provided by (used in) investment activities	664	(217)	(623)	—	(176)

Financing Activities
Net borrowings (repayments) of long-term debt	(746)	(5)	295	—	(456)
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) financing activities	(749)	(5)	295	—	(459)

Effect of exchange rate changes on cash	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	(507)	(15)	55	—	(467)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$4	$1	$503	$—	$508

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(75)	$152	$8	$(160)	$(75)
Non cash adjustments	(110)	244	64	160	358
Changes in operating assets and liabilities	(95)	92	(33)	—	(36)

Cash flow provided by (used in) operations	(280)	488	39	—	247

Investment Activities
Intercompany transactions	407	(381)	(26)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	—	(13)	—	(13)
Cash paid for property and equipment and software	—	(113)	(35)	—	(148)
Other investing activities	—	10	(2)	—	8

Cash provided by (used in) investment activities	407	(484)	(76)	—	(153)

Financing Activities
Net borrowings (repayments) of long-term debt	(23)	(2)	19	—	(6)
Other financing activities	(4)	—	—	—	(4)

Cash provided by (used in) financing activities	(27)	(2)	19	—	(10)

Effect of exchange rate changes on cash	—	—	(19)	—	(19)

Increase (decrease) in cash and cash equivalents	100	2	(37)	—	65
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$226	$(7)	$510	$—	$729

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis supplement the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and presume that readers have read or have access to the discussion and analysis in that filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

Results of Operations:
The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period. Percentages may not add due to rounding.

	Three Months		Three Months		Percent	Six Months		Six Months		Percent
	Ended		Ended		Increase	Ended		Ended		Increase
	June 30,		June 30,		(Decrease)	June 30,		June 30,		(Decrease)
	2009		2010		2010 vs. 2009	2009		2010		2010 vs. 2009
		% of		% of			% of		% of
(in millions)		revenue		revenue			revenue		revenue
Revenue
Financial systems (FS)	$766	56%	$703	54%	(8)%	$1,508	56%	$1,362	53%	(10)%
Higher education (HE)	132	10%	131	10%	(1)%	264	10%	251	10%	(5)%
Public sector (PS)	95	7%	99	8%	4%	186	7%	200	8%	8%

Software & processing solutions	993	73%	933	72%	(6)%	1,958	72%	1,813	71%	(7)%
Availability services (AS)	376	27%	365	28%	(3)%	746	28%	734	29%	(2)%

	$1,369	100%	$1,298	100%	(5)%	$2,704	100%	$2,547	100%	(6)%

Costs and Expenses
Cost of sales and direct operating	$684	50%	$592	46%	(13)%	$1,370	51%	$1,196	47%	(13)%
Sales, marketing and administration	263	19%	286	22%	9%	532	20%	561	22%	5%
Product development	85	6%	93	7%	9%	172	6%	189	7%	10%
Depreciation and amortization	72	5%	72	6%	—%	141	5%	147	6%	4%
Amortization of acquisition-related intangible assets	130	9%	122	9%	(6)%	254	9%	245	10%	(4)%
Merger and other costs	1	—%	7	1%	600%	1	—%	9	—%	800%

	$1,235	90%	$1,172	90%	(5)%	$2,470	91%	$2,347	92%	(5)%

Income from Operations
Financial systems (1)	$138	18%	$147	21%	7%	$257	17%	$261	19%	2%
Higher education (1)	35	27%	31	24%	(11)%	62	23%	62	25%	—%
Public sector (1)	19	20%	19	19%	—%	36	19%	36	18%	—%

Software & processing solutions (1)	192	19%	197	21%	3%	355	18%	359	20%	1%
Availability services (1)	99	26%	84	23%	(15)%	188	25%	154	21%	(18)%
Corporate administration	(14)	(1)%	(12)	(1)%	(14)%	(27)	(1)%	(29)	(1)%	7%
Amortization of acquisition-related intangible assets	(130)	(9)%	(122)	(9)%	(6)%	(254)	(9)%	(245)	(10)%	(4)%
Stock Compensation expense	(7)	(1)%	(9)	(1)%	29%	(14)	(1)%	(17)	(1)%	21%
Merger and other costs and other items (2)	(6)	—%	(12)	(1)%	100%	(14)	(1)%	(22)	(1)%	57%

	$134	10%	$126	10%	(6)%	$234	9%	$200	8%	(15)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	Merger costs and other items include merger costs and other, certain purchase accounting adjustments and management fees paid to the Sponsors, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period. Percentages may not add due to rounding.

	Three Months Ended		Three Months Ended		Percent Increase	Six Months Ended		Six Months Ended		Percent Increase
	June 30,		June 30,		(Decrease)	June 30,		June 30,		(Decrease)
	2009		2010		2010 vs. 2009	2009		2010		2010 vs. 2009
		%		%			%		%
(in millions)		of revenue		of revenue			of revenue		of revenue

Financial Systems
Services	$687	50%	$600	46%	(13)%	$1,385	51%	$1,193	47%	(14)%
License and resale fees	37	3%	71	5%	92%	63	2%	115	5%	83%

Total products and services	724	53%	671	52%	(7)%	1,448	54%	1,308	51%	(10)%
Reimbursed expenses	42	3%	32	2%	(24)%	60	2%	54	2%	(10)%

	$766	56%	$703	54%	(8)%	$1,508	56%	$1,362	53%	(10)%

Higher Education
Services	$115	8%	$106	8%	(8)%	$229	8%	$209	8%	(9)%
License and resale fees	16	1%	24	2%	50%	32	1%	39	2%	22%

Total products and services	131	10%	130	10%	(1)%	261	10%	248	10%	(5)%
Reimbursed expenses	1	—%	1	—%	—%	3	0%	3	—%	—%

	$132	10%	$131	10%	(1)%	$264	10%	$251	10%	(5)%

Public Sector
Services	$69	5%	$74	6%	7%	$138	5%	$150	6%	9%
License and resale fees	25	2%	24	2%	(4)%	46	2%	48	2%	4%

Total products and services	94	7%	98	8%	4%	184	7%	198	8%	8%
Reimbursed expenses	1	—%	1	—%	—%	2	—%	2	—%	—%

	$95	7%	$99	8%	4%	$186	7%	$200	8%	8%

Software & Processing Solutions
Services	$871	64%	$780	60%	(10)%	$1,752	65%	$1,552	61%	(11)%
License and resale fees	78	6%	119	9%	53%	141	5%	202	8%	43%

Total products and services	949	69%	899	69%	(5)%	1,893	70%	1,754	69%	(7)%
Reimbursed expenses	44	3%	34	3%	(23)%	65	2%	59	2%	(9)%

	$993	73%	$933	72%	(6)%	$1,958	72%	$1,813	71%	(7)%

Availability Services
Services	$371	27%	$361	28%	(3)%	$737	27%	$726	29%	(1)%
License and resale fees	1	—%	—	—%	(100)%	2	—%	1	—%	(50)%

Total products and services	372	27%	361	28%	(3)%	739	27%	727	29%	(2)%
Reimbursed expenses	4	—%	4	—%	—%	7	—%	7	—%	—%

	$376	27%	$365	28%	(3)%	$746	28%	$734	29%	(2)%

Total Revenue
Services	$1,242	91%	$1,141	88%	(8)%	$2,489	92%	$2,278	89%	(8)%
License and resale fees	79	6%	119	9%	51%	143	5%	203	8%	42%

Total products and services	1,321	96%	1,260	97%	(5)%	2,632	97%	2,481	97%	(6)%
Reimbursed expenses	48	4%	38	3%	(21)%	72	3%	66	3%	(8)%

	$1,369	100%	$1,298	100%	(5)%	$2,704	100%	$2,547	100%	(6)%

Results of operations, excluding broker/dealer business
We assess our performance both with and without one of our trading systems businesses, a broker/dealer with an inherently lower margin than our other software and processing businesses and whose performance is a function of market volatility and customer mix. By excluding the broker/dealer’s results, we are able to perform additional analysis of our business which we believe is important in understanding the results of both the broker/dealer and the software and processing businesses. The information excluding the broker/dealer business is used by the Company for a variety of purposes, and we regularly communicate our results both including and excluding this business to our board of directors.
The following is a reconciliation of revenue excluding the broker/dealer and income from operations excluding the broker/dealer, which are each non-GAAP measures, to the corresponding reported GAAP measures that we believe to be most directly comparable for the three- and six-month periods ended June 30, 2009 and 2010 (in millions). While these adjusted results are useful for analysis purposes, they should not be considered as an alternative to our reported GAAP results.

	Three months ended June 30,			Six months ended June 30,
	2009	2010	% change	2009	2010	% change

Revenue

Total	$1,369	$1,298	(5)%	$2,704	$2,547	(6)%
Less broker/dealer business	177	64		350	118

Total excluding broker/dealer business	$1,192	$1,234	4%	$2,354	$2,429	3%

Financial Systems	$766	$703	(8)%	$1,508	$1,362	(10)%
Less broker/dealer business	177	64		350	118

Financial Systems excluding broker/dealer business	$589	$639	8%	$1,158	$1,244	7%

Income from operations

Total	$134	$126	(6)%	$234	$200	(15)%
Less broker/dealer business	13	(8)		25	(13)

Total excluding broker/dealer business	$121	$134	11%	$209	$213	2%

Financial Systems	$138	$147	7%	$257	$261	2%
Less broker/dealer business	13	(8)		25	(13)

Financial Systems excluding broker/dealer business	$125	$155	24%	$232	$274	18%

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009
Income from Operations:
Our total operating margin was 10% for each of the three months ended June 30, 2010 and 2009. As discussed below, improved margins in FS were offset by lower margins in AS.
Financial Systems:
The FS operating margin was 21% and 18% for the three months ended June 30, 2010 and 2009, respectively. The operating margin improvement is primarily due to a $33 million increase in software license fees partially resulting from recognition of $13 million of license fee backlog that existed at December 31, 2009, offset in part by the impact of currency exchange rates.
Higher Education:
The HE operating margin was 24% and 27% for the three months ended June 30, 2010 and 2009, respectively. The operating margin decrease was primarily due to lower margins in managed services and professional services, partially offset by a $5 million increase in license fees.
Public Sector:
The PS operating margin was 19% and 20% for the three months ended June 30, 2010 and 2009, respectively. The operating margin decrease was due primarily to a $3 million decrease in license fees and an increase in lower-margin revenue in our UK operation.
Availability Services:
The AS operating margin was 23% and 26% for the three months ended June 30, 2010 and 2009, respectively. The lower margin was driven by the lower mix of higher margin recovery services revenue and an absolute decline in recovery services margin due to decreased revenue on a high fixed cost base, partially offset by improving margin in managed services. Recovery services typically use shared resources while managed services use dedicated resources.
Revenue:
Total revenue decreased $71 million or 5% for the three months ended June 30, 2010 compared to the second quarter of 2009. Organic revenue decreased 4% in the second quarter of 2010 compared to the prior year period, primarily because of a $113 million decline in the broker/dealer’s revenue, partially offset by an increase in license fees. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months and the impact of currency exchange rates.
Financial Systems:
FS revenue decreased $63 million or 8% in the second quarter of 2010 from the prior year period. Organic revenue decreased 7% in the quarter. Excluding the broker/dealer business, organic revenue increased 10%. Professional services revenue increased $12 million or 10%. Revenue from license and resale fees included software license revenue of $66 million, an increase of $33 million compared to the same quarter in 2009, reflecting the recognition in 2010 of $13 million that was in backlog at December 31, 2009.
Higher Education:
HE revenue decreased $1 million or 1% for the three months ended June 30, 2010 compared to the corresponding period in 2009. HE services revenue decreased $9 million, primarily due to decreases in professional services and managed services revenue, partially offset by increased revenue associated with a customer user conference held in the second quarter of 2010 that was held in the first quarter of 2009. Revenue from license and resale fees included software license revenue of $10 million in the three months ended June 30, 2010, an increase of $5 million from the prior year period.

Public Sector:
PS revenue increased $4 million or 4% for the three months ended June 30, 2010 compared to the corresponding period in 2009. Organic revenue increased 5%. Revenue from license and resale fees included software license revenue of $4 million and $7 million in the three months ended June 30, 2010 and 2009, respectively.
Availability Services:
AS revenue decreased $11 million or 3% in the second quarter of 2010 from the prior year period. Organic revenue decreased 3% in the quarter. In North America, revenue decreased 3% overall and 4% organically, where decreases in recovery services and professional services revenue exceeded growth in managed services. Revenue in Europe decreased 1%, but grew 2% organically.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 46% and 50% in the three-month periods ended June 30, 2010 and 2009, respectively, largely the result of the lower volumes of the broker/dealer business previously mentioned. Also impacting the period were higher FS consultant expenses and costs associated with the HE customer user conference held in the second quarter of 2010.
Sales, marketing and administration expenses as a percentage of total revenue was 22% and 19% in the three-month periods ended June 30, 2010 and 2009, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in FS and AS employment-related expense and professional services expenses and the impact of the lower volumes of the broker/dealer reducing total revenue, partially offset by reduced benefit-related expenses.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended June 30, 2010 and 2009, product development costs were 10% and 8% of revenue from software and processing solutions, respectively.
Amortization of acquisition-related intangible assets as a percentage of total revenue was 9% in each of the three months ended June 30, 2010 and 2009. The $8 million decrease is primarily due to a cumulative adjustment in the second quarter of 2009 related to the finalization of the purchase price allocation of our acquisition of GL TRADE.
Merger and other costs are costs incurred primarily for the shutdown of the professional trading portion of the broker/dealer business. We expect to incur an additional $2 to $4 million related to this shutdown during the remainder of 2010.
Interest expense was $160 million and $155 million for the three months ended June 30, 2010 and 2009, respectively. The increase in interest expense was due to interest rate increases mainly due to amending the term loan in 2009, partially offset by reduced borrowings under our revolving credit facility.
Other income was $14 million for each of the three months ended June 30, 2010 and 2009, primarily a result of foreign currency transaction gains related to our Euro denominated term loan.
The effective income tax rates for the three months ended June 30, 2010 and 2009 were a provision of 11% and 0%, respectively. The rate in the second quarter of 2010 reflects the different mix of taxable income in various jurisdictions as well as our ability to fully utilize foreign tax credits.
Accreted dividends on SCCII’s cumulative preferred stock were $49 million and $44 million for the three months ended June 30, 2010 and 2009, respectively. No dividends have been declared by SCCII.
Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009
Income from Operations:
Our total operating margin was 8% for the six months ended June 30, 2010, compared to 9% for the six months ended June 30, 2009 primarily due to the decline in the AS operating margin, partially offset by the improvement in FS and HE margins.

Financial Systems:
The FS operating margin was 19% and 17 % for the six months ended June 30, 2010 and 2009, respectively. The operating margin improvement was primarily due to a $52 million increase in software license fees primarily resulting from recognition of $28 million of license fee backlog that existed at December 31, 2009, partially offset by the impact of currency exchange rates.
Higher Education:
The HE operating margin was 25% and 23% for the six months ended June 30, 2010 and 2009, respectively. The operating margin improvement was primarily due to a $6 million increase in license fees.
Public Sector:
The PS operating margin was 18% and 19% for the six months ended June 30, 2010 and 2009, respectively. The operating margin decline was due primarily to a $6 million decrease in license fees and increased lower-margin revenue in our UK operation.
Availability Services:
The AS operating margin was 21% and 25% for the six months ended June 30, 2010 and 2009, respectively. The lower margin was driven by the lower mix of higher margin recovery services revenue and an absolute decline in recovery services margin due to decreased revenue on a high fixed cost base and increased employee-related cost, and an absolute decline in managed services margin mainly due to facility expansions which increased the fixed cost base in advance of anticipated revenue growth and increased employee-related cost. Recovery services typically use shared resources while managed services use dedicated resources.
Revenue:
Total revenue decreased $157 million or 6% for the six months ended June 30, 2010 compared to the first half of 2009. Organic revenue decreased 6% in the first half of 2010 compared to the prior year period, primarily because of a $232 million decline in the broker/dealer’s revenue, partially offset by the increases in license fees, software rental revenue and resale fee revenue.
Financial Systems:
FS revenue decreased $146 million or 10% in the first half of 2010 from the prior year period. Organic revenue decreased 10% in the period. Excluding the broker/dealer business, organic revenue was up 7%. Professional services revenue increased $17 million or 7%. Revenue from license and resale fees included software license revenue of $106 million, an increase of $52 million compared to the same period in 2009, reflecting the recognition in 2010 of $28 million that was in backlog at December 31, 2009.
Higher Education:
HE revenue decreased $13 million or 5% for the six months ended June 30, 2010 compared to the corresponding period in 2009 due to a decrease in organic revenue. HE services revenue decreased $20 million, primarily due to decreases in managed services and professional services, partially offset by an increase in software support revenue. Revenue from license and resale fees included software license revenue of $15 million in the six months ended June 30, 2010, an increase of $5 million from the prior year period.

Public Sector:
PS revenue increased $14 million or 8% for the six months ended June 30, 2010 compared to the corresponding period in 2009. Organic revenue increased 5%. Revenue from license and resale fees included software license revenue of $6 million and $12 million in the six months ended June 30, 2010 and 2009, respectively.
Availability Services:
AS revenue decreased $12 million in the first half of 2010 from the prior year period. Organic revenue decreased 3% in the period. In North America, revenue decreased 3% overall and 4% organically, where decreases in recovery services and professional services revenue exceeded growth in managed services. Revenue in Europe increased 5%, but grew 2% organically.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 47% and 51% in the six-month periods ended June 30, 2010 and 2009, respectively, largely the result of the lower volumes of the broker/dealer business previously mentioned. Also impacting the period were higher FS consultant expenses, AS and FS employment-related expenses and AS equipment and facilities costs, partially offset by lower HE employment-related expenses.
Sales, marketing and administration expenses as a percentage of total revenue was 22% and 20% in the six-month periods ended June 30, 2010 and 2009, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in FS and AS employment-related expense, FS professional services expenses, stock compensation and corporate advertising expenses and the impact of the lower volumes of the broker/dealer reducing total revenue, partially offset by reduced FS facilities costs and HE and PS employment-related expenses.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the six months ended June 30, 2010 and 2009, product development costs were 10% and 9% of revenue from software and processing solutions, respectively.
Depreciation and amortization as a percentage of total revenue was 6% and 5% in the six-month periods ended June 30, 2010 and 2009, respectively, primarily due to capital expenditures supporting AS.
Amortization of acquisition-related intangible assets as a percentage of total revenue was 10% and 9% in the six months ended June 30, 2010 and 2009, respectively. The $9 million decrease is primarily due to a cumulative adjustment in the second quarter of 2009 related to the finalization of the purchase price allocation of our acquisition of GL TRADE.
Merger and other costs are costs incurred for the shutdown of the professional trading portion of the broker/dealer business. We expect to incur up to an additional $2 to $4 million related to this shutdown during the remainder of 2010.
Interest expense was $319 million and $306 million for the six months ended June 30, 2010 and 2009, respectively. The increase in interest expense was due primarily to interest rate increases mainly due to amending the term loan in 2009 and increased average borrowings under our receivables facility, partially offset by reduced borrowings under our revolving credit facility.
Other income was $14 million and $21 million for the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily attributable to an $8 million decrease in foreign currency transaction gains related to our Euro denominated term loan.
The effective income tax rates for the six months ended June 30, 2010 and 2009 were a benefit of 28% and 18%, respectively. The rate in the first half of 2010 reflects the different mix of taxable income in various jurisdictions as well as our ability to fully utilize foreign tax credits. The rate in the first half of 2009 reflects limitations on our ability to utilize certain foreign tax credits.
Accreted dividends on SCCII’s cumulative preferred stock were $96 million and $86 million for the six months ended June 30, 2010 and 2009, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:
At June 30, 2010, cash and equivalents were $729 million, an increase of $65 million from December 31, 2009. Cash flow provided by operations was $246 million in the six months ended June 30, 2010 compared to $163 million in the six months ended June 30, 2009. The increase in cash flow from operations is due primarily to the termination in December 2008 of our off-balance sheet accounts receivable securitization program, which reduced 2009 operating cash flow, and a $50 million tax refund received in the first quarter of 2010, partially offset by a decline in earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and calculated below).
Net cash used in investing activities was $153 million in the six months ended June 30, 2010, comprised of cash paid for property and equipment and other assets and one business acquired in each of our FS and AS segments. Net cash used in investing activities was $176 million in the six months ended June 30, 2009, comprised of cash paid for property and equipment and other assets, one business acquired in each of our FS and PS segments and payment of a contingent purchase obligation.
Net cash used in financing activities was $9 million for the six months ended June 30, 2010, primarily related to quarterly principal payments on the term loans, mostly offset by increased borrowings under our receivables facility. Net cash used in financing activities was $459 million for the six months ended June 30, 2009, primarily related to repayment at maturity of the $250 million senior secured notes and repayment of $425 million of borrowings under the revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees). At June 30, 2010, no amount was outstanding under the revolving credit facility and $275 million was outstanding under the receivables facility, which represented the full amount available for borrowing based on the terms and conditions of the facility. In early 2010, we entered into interest rate swap agreements, with an aggregate notional amount of $500 million, which expire in May 2013 under which we pay fixed interest payments (at 1.99%) for the term of the swaps and, in turn, receive variable interest payments based on three-month LIBOR.
At June 30, 2010, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $26 million, all of which could be due in the next 12 months, but we only expect to pay $0.4 million. We also have outstanding letters of credit and bid bonds that total approximately $45 million.
At June 30, 2010, we have outstanding $8.27 billion in aggregate indebtedness, with additional borrowing capacity of $796 million under the revolving credit facility (after giving effect to outstanding letters of credit).
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

Adjusted EBITDA is calculated as follows (in millions):

					Last Twelve
					Months
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2010	2009	2010	2010
Net loss	$(7)	$(21)	$(41)	$(75)	$(1,152)
Interest expense, net	155	159	305	318	643
Provision for (benefit from) income taxes	—	2	(9)	(29)	(93)
Depreciation and amortization	202	194	395	392	828
Goodwill impairment charge	—	—	—	—	1,126

EBITDA	350	334	650	606	1,352
Purchase accounting adjustments (a)	3	2	8	6	16
Non-cash charges (b)	7	13	17	21	40
Restructuring and other charges (c)	6	16	17	25	50
Pro forma expense savings related to acquisitions (d)	1	—	2	—	1
Other (e)	(11)	(11)	(10)	(8)	7

Adjusted EBITDA — senior secured credit facilities, senior notes due 2013 and 2015 and senior subordinated notes due 2015	$356	$354	$684	$650	$1,466

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and for subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.

(c)	Restructuring and other charges include debt refinancing costs, severance and related payroll taxes, reserves to consolidate certain facilities, settlements with former owners of acquired companies and certain other expenses associated with acquisitions made by the Company.

(d)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(e)	Other includes foreign currency transaction gains or losses related to debt denominated in other than the functional currency, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.

The covenant requirements and actual ratios for the twelve months ended June 30, 2010 are as follows. All covenants are in compliance.

	Covenant	Actual
	Requirements	Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.70x	2.51x
Maximum total debt to Adjusted EBITDA	6.25x	5.00x
Senior notes due 2013 and 2015 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.50x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.70x for the four-quarter period ended December 31, 2009 and increasing over time to 1.80x by the end of 2010 and to 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2009, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of June 30, 2010, we had $4.66 billion outstanding under the term loan facilities and available commitments of $796 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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
At June 30, 2010, we had total debt of $8.27 billion, including $4.93 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $3.25 billion of our variable rate debt. Swap agreements that expire in February 2011 with a notional value of $800 million effectively fix our interest rates at 5.00%. Swap agreements expiring in February 2011 with a notional value of $750 million effectively fix our interest rates at 3.17%. Swap agreements expiring in February 2012 with a notional value of $1.2 billion effectively fix our interest rates at 1.78%. Swap agreements expiring in May 2013 with a notional value of $500 million effectively fix our interest rates at 1.99%. Our remaining variable rate debt of $1.68 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $17 million per year. Upon the expiration of each interest rate swap agreement in February 2011, February 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $32 million, $44 million and $49 million per year, respectively.
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

10.1
Employment Agreement between Andrew Stern and SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, effective as of June 1, 2010 and forms of initial equity awards granted to Andrew Stern on June 21, 2010 included as Exhibits A and B.

10.2	Forms of June 25, 2010 Amendment to the Performance-Based Equity Award Agreements.

10.3	Forms of May 2010 Performance-Based Restricted Stock Unit Award Agreements.

10.4	Forms of May 2010 Time-Based Restricted Stock Unit Award Agreements.

10.5	Forms of May 2010 Performance-Based Class A Stock Option Award Agreements.

10.6	Forms of May 2010 Time-Based Class A Stock Option Award Agreements.

12.1	Computation of Ratio of Earnings to Fixed Charges.

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

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II
Dated: August 5, 2010	By:	/s/ Robert F. Woods
Robert F. Woods Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.
Dated: August 5, 2010	By:	/s/ Robert F. Woods
Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

10.1
Employment Agreement between Andrew Stern and SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, effective as of June 1, 2010 and forms of initial equity awards granted to Andrew Stern on June 21, 2010 included as Exhibits A and B.

10.2	Forms of June 25, 2010 Amendment to the Performance-Based Equity Award Agreements.

10.3	Forms of May 2010 Performance-Based Restricted Stock Unit Award Agreements.

10.4	Forms of May 2010 Time-Based Restricted Stock Unit Award Agreements.

10.5	Forms of May 2010 Performance-Based Class A Stock Option Award Agreements.

10.6	Forms of May 2010 Time-Based Class A Stock Option Award Agreements.

12.1	Computation of Ratio of Earnings to Fixed Charges.

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