Form 10-Q
period 2010-09-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2010-10-29
CIK 789388, 1337272, 1337274

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

SunGard Capital Corp.	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☑.	Smaller reporting company	☐.
SunGard Capital Corp. II	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☑.	Smaller reporting company	☐.
SunGard Data Systems Inc.	Large accelerated filer	☐.	Accelerated filer	☐.	Non-accelerated filer	☑.	Smaller reporting company	☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐	No ☑
SunGard Capital Corp. II	Yes ☐	No ☑
SunGard Data Systems Inc.	Yes ☐	No ☑
The number of shares of the registrants’ common stock outstanding as of September 30, 2010:

SunGard Capital Corp.	255,482,475 shares of Class A common stock and 28,386,870 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

Item 1. Financial Statements
SunGard Capital Corp.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	September 30,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$787
Trade receivables, less allowance for doubtful accounts of $49 and $61	955	805
Earned but unbilled receivables	181	189
Prepaid expenses and other current assets	189	168
Clearing broker assets	332	240
Deferred income taxes	22	22

Total current assets	2,343	2,211

Property and equipment, less accumulated depreciation of $936 and $1,095	925	907
Software products, less accumulated amortization of $1,091 and $1,261	1,020	867
Customer base, less accumulated amortization of $954 and $1,133	2,294	2,111
Other intangible assets, less accumulated amortization of $24 and $22	195	172
Trade name, less accumulated amortization of $10 and $6	1,025	1,023
Goodwill	6,178	5,838

Total Assets	$13,980	$13,129

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$64	$64
Accounts payable	72	63
Accrued compensation and benefits	319	265
Accrued interest expense	146	92
Other accrued expenses	412	408
Clearing broker liabilities	294	201
Deferred revenue	1,040	975

Total current liabilities	2,347	2,068

Long-term debt	8,251	8,234
Deferred income taxes	1,318	1,221

Total liabilities	11,916	11,523

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	51	57
Class L common stock subject to a put option	88	92
Class A common stock subject to a put option	11	12

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,151 million and $4,594 million; 50,000,000 shares authorized, 28,613,930 and 28,657,755 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 257,529,758 and 257,924,310 shares issued	—	—
Capital in excess of par value	2,678	2,693
Treasury stock, 248,414 and 270,885 shares of Class L common stock; and 2,239,549 and 2,441,835 shares of Class A common stock	(27)	(29)
Accumulated deficit	(2,209)	(2,809)
Accumulated other comprehensive income (loss)	(121)	(146)

Total SunGard Capital Corp. stockholders’ equity (deficit)	321	(291)
Noncontrolling interest in preferred stock of SCCII	1,593	1,736

Total equity	1,914	1,445

Total Liabilities and Equity	$13,980	$13,129

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Services	$1,198	$1,130	$3,687	$3,408
License and resale fees	93	82	236	285

Total products and services	1,291	1,212	3,923	3,693
Reimbursed expenses	46	30	118	96

	1,337	1,242	4,041	3,789

Costs and expenses:
Cost of sales and direct operating	629	568	1,999	1,764
Sales, marketing and administration	266	275	798	836
Product development	86	89	258	278
Depreciation and amortization	74	73	215	220
Amortization of acquisition-related intangible assets	150	126	404	371
Goodwill impairment charges and merger and other costs	—	330	1	339

	1,205	1,461	3,675	3,808

Income (loss) from operations	132	(219)	366	(19)
Interest income	5	1	6	2
Interest expense and amortization of deferred financing fees	(165)	(160)	(471)	(479)
Other income (expense)	(15)	(10)	6	4

Loss before income taxes	(43)	(388)	(93)	(492)
Benefit from income taxes	3	10	12	39

Net loss	(40)	(378)	(81)	(453)
Income attributable to the noncontrolling interest (including $1, $1, $1 and $4 in temporary equity)	(46)	(51)	(132)	(147)

Net loss attributable to SunGard Capital Corp.	$(86)	$(429)	$(213)	$(600)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Cash flow from operations:
Net loss	$(81)	$(453)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	619	591
Goodwill impairment charge	—	328
Deferred income tax benefit	(82)	(96)
Stock compensation expense	22	24
Amortization of deferred financing costs and debt discount	31	33
Other noncash items	(7)	(3)
Accounts receivable and other current assets	20	181
Accounts payable and accrued expenses	(138)	(104)
Clearing broker assets and liabilities, net	(19)	(1)
Deferred revenue	(1)	(68)

Cash flow from operations	364	432

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(12)	(62)
Cash paid for property and equipment and software	(255)	(223)
Other investing activities	3	10

Cash used in investment activities	(264)	(275)

Financing activities:
Cash received from issuance of common stock	1	1
Cash received from issuance of preferred stock	1	—
Cash received from borrowings, net of fees	211	22
Cash used to repay debt	(814)	(51)
Cash used to purchase treasury stock	(4)	(3)
Other financing activities	(3)	(1)

Cash used in financing activities	(608)	(32)

Effect of exchange rate changes on cash	12	(2)

Increase (decrease) in cash and cash equivalents	(496)	123
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$479	$787

Supplemental information:

Acquired businesses:
Property and equipment	$—	$5
Software products	8	16
Customer base	4	23
Goodwill	4	29
Other intangible assets	—	2
Deferred income taxes	(1)	(3)
Purchase price obligations and debt assumed	(1)	(12)
Net current liabilities assumed	(2)	2

Cash paid for acquired businesses, net of cash acquired of $1 and $8, respectively	$12	$62

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	September 30,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$787
Trade receivables, less allowance for doubtful accounts of $49 and $61	955	805
Earned but unbilled receivables	181	189
Prepaid expenses and other current assets	189	168
Clearing broker assets	332	240
Deferred income taxes	22	22

Total current assets	2,343	2,211

Property and equipment, less accumulated depreciation of $936 and $1,095	925	907
Software products, less accumulated amortization of $1,091 and $1,261	1,020	867
Customer base, less accumulated amortization of $954 and $1,133	2,294	2,111
Other intangible assets, less accumulated amortization of $24 and $22	195	172
Trade name, less accumulated amortization of $10 and $6	1,025	1,023
Goodwill	6,178	5,838

Total Assets	$13,980	$13,129

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$64	$64
Accounts payable	72	63
Accrued compensation and benefits	319	265
Accrued interest expense	146	92
Other accrued expenses	412	408
Clearing broker liabilities	294	201
Deferred revenue	1,040	975

Total current liabilities	2,347	2,068

Long-term debt	8,251	8,234
Deferred income taxes	1,318	1,221

Total liabilities	11,916	11,523

Commitments and contingencies

Preferred stock subject to a put option	38	40

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,627 million and $1,775 million; 14,999,000 shares authorized, 9,904,863 and 9,920,038 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,724	3,743
Treasury stock, 86,008 and 93,789 shares	(10)	(11)
Accumulated deficit	(1,567)	(2,020)
Accumulated other comprehensive income (loss)	(121)	(146)

Total stockholders’ equity	2,026	1,566

Total Liabilities and Stockholders’ Equity	$13,980	$13,129

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Services	$1,198	$1,130	$3,687	$3,408
License and resale fees	93	82	236	285

Total products and services	1,291	1,212	3,923	3,693
Reimbursed expenses	46	30	118	96

	1,337	1,242	4,041	3,789

Costs and expenses:
Cost of sales and direct operating	629	568	1,999	1,764
Sales, marketing and administration	266	275	798	836
Product development	86	89	258	278
Depreciation and amortization	74	73	215	220
Amortization of acquisition-related intangible assets	150	126	404	371
Goodwill impairment charges and merger and other costs	—	330	1	339

	1,205	1,461	3,675	3,808

Income (loss) from operations	132	(219)	366	(19)
Interest income	5	1	6	2
Interest expense and amortization of deferred financing fees	(165)	(160)	(471)	(479)
Other income (expense)	(15)	(10)	6	4

Loss before income taxes	(43)	(388)	(93)	(492)
Benefit from income taxes	3	10	12	39

Net loss	$(40)	$(378)	$(81)	$(453)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Cash flow from operations:
Net loss	$(81)	$(453)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	619	591
Goodwill impairment charge	—	328
Deferred income tax benefit	(82)	(96)
Stock compensation expense	22	24
Amortization of deferred financing costs and debt discount	31	33
Other noncash items	(7)	(3)
Accounts receivable and other current assets	20	181
Accounts payable and accrued expenses	(138)	(104)
Clearing broker assets and liabilities, net	(19)	(1)
Deferred revenue	(1)	(68)

Cash flow from operations	364	432

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(12)	(62)
Cash paid for property and equipment and software	(255)	(223)
Other investing activities	3	10

Cash used in investment activities	(264)	(275)

Financing activities:
Cash received from issuance of preferred stock	1	—
Cash received from borrowings, net of fees	211	22
Cash used to repay debt	(814)	(51)
Cash used to purchase treasury stock	(1)	(1)
Other financing activities	(5)	(2)

Cash used in financing activities	(608)	(32)

Effect of exchange rate changes on cash	12	(2)

Increase (decrease) in cash and cash equivalents	(496)	123
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$479	$787

Supplemental information:

Acquired businesses:
Property and equipment	$—	$5
Software products	8	16
Customer base	4	23
Goodwill	4	29
Other intangible assets	—	2
Deferred income taxes	(1)	(3)
Purchase price obligations and debt assumed	(1)	(12)
Net current liabilities assumed	(2)	2

Cash paid for acquired businesses, net of cash acquired of $1 and $8, respectively	$12	$62

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	September 30,
	2009	2010

Assets
Current:
Cash and cash equivalents	$664	$787
Trade receivables, less allowance for doubtful accounts of $49 and $61	955	805
Earned but unbilled receivables	181	189
Prepaid expenses and other current assets	189	168
Clearing broker assets	332	240
Deferred income taxes	22	22

Total current assets	2,343	2,211

Property and equipment, less accumulated depreciation of $936 and $1,095	925	907
Software products, less accumulated amortization of $1,091 and $1,261	1,020	867
Customer base, less accumulated amortization of $954 and $1,133	2,294	2,111
Other intangible assets, less accumulated amortization of $24 and $22	195	172
Trade name, less accumulated amortization of $10 and $6	1,025	1,023
Goodwill	6,178	5,838

Total Assets	$13,980	$13,129

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$64	$64
Accounts payable	72	63
Accrued compensation and benefits	319	265
Accrued interest expense	146	92
Other accrued expenses	413	410
Clearing broker liabilities	294	201
Deferred revenue	1,040	975

Total current liabilities	2,348	2,070

Long-term debt	8,251	8,234
Deferred income taxes	1,314	1,216

Total liabilities	11,913	11,520

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,755	3,775
Accumulated deficit	(1,567)	(2,020)
Accumulated other comprehensive income (loss)	(121)	(146)

Total stockholder’s equity	2,067	1,609

Total Liabilities and Stockholder’s Equity	$13,980	$13,129

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenue:
Services	$1,198	$1,130	$3,687	$3,408
License and resale fees	93	82	236	285

Total products and services	1,291	1,212	3,923	3,693
Reimbursed expenses	46	30	118	96

	1,337	1,242	4,041	3,789

Costs and expenses:
Cost of sales and direct operating	629	568	1,999	1,764
Sales, marketing and administration	266	275	798	836
Product development	86	89	258	278
Depreciation and amortization	74	73	215	220
Amortization of acquisition-related intangible assets	150	126	404	371
Goodwill impairment charges and merger and other costs	—	330	1	339

	1,205	1,461	3,675	3,808

Income (loss) from operations	132	(219)	366	(19)
Interest income	5	1	6	2
Interest expense and amortization of deferred financing fees	(165)	(160)	(471)	(479)
Other income (expense)	(15)	(10)	6	4

Loss before income taxes	(43)	(388)	(93)	(492)
Benefit from income taxes	3	10	12	39

Net loss	$(40)	$(378)	$(81)	$(453)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Cash flow from operations:
Net loss	$(81)	$(453)
Reconciliation of net loss to cash flow from operations:
Depreciation and amortization	619	591
Goodwill impairment charge	—	328
Deferred income tax benefit	(83)	(97)
Stock compensation expense	22	24
Amortization of deferred financing costs and debt discount	31	33
Other noncash items	(7)	(3)
Accounts receivable and other current assets	20	181
Accounts payable and accrued expenses	(137)	(102)
Clearing broker assets and liabilities, net	(19)	(1)
Deferred revenue	(1)	(68)

Cash flow from operations	364	433

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(12)	(62)
Cash paid for property and equipment and software	(255)	(223)
Other investing activities	3	10

Cash used in investment activities	(264)	(275)

Financing activities:
Cash received from borrowings, net of fees	211	22
Cash used to repay debt	(814)	(51)
Other financing activities	(5)	(4)

Cash used in financing activities	(608)	(33)

Effect of exchange rate changes on cash	12	(2)

Increase (decrease) in cash and cash equivalents	(496)	123
Beginning cash and cash equivalents	975	664

Ending cash and cash equivalents	$479	$787

Supplemental information:

Acquired businesses:
Property and equipment	$—	$5
Software products	8	16
Customer base	4	23
Goodwill	4	29
Other intangible assets	—	2
Deferred income taxes	(1)	(3)
Purchase price obligations and debt assumed	(1)	(12)
Net current liabilities assumed	(2)	2

Cash paid for acquired businesses, net of cash acquired of $1 and $8, respectively	$12	$62

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
SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). All four of these companies were formed for the purpose of facilitating the Transaction and are collectively referred to as the “Holding Companies”. SCC, SCCII and SunGard are separate reporting companies and, together with their direct and indirect subsidiaries, are collectively referred to as the “Company”.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board issued new revenue recognition guidance for arrangements with multiple deliverables. The new guidance, whose scope excludes software revenue recognition, modifies the fair value requirements for revenue recognition by providing “best estimate of selling price” in addition to vendor specific objective evidence, or “VSOE”, and vendor objective evidence, now referred to as third-party evidence, or “TPE”, for determining the selling price of a deliverable. Since the Company will be able to use an estimate of the selling price for the deliverables in an arrangement, all deliverables will be separate units of accounting, provided (a) a delivered item has value to the customer on a standalone basis, and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the Company. As a result of the requirement to use the best estimate of the selling price when VSOE or TPE of the selling price cannot be determined, the residual method is no longer permitted. The Company plans to adopt the guidance during the fourth quarter of 2010 and is currently finalizing the assessment of the impact that this guidance will have on the consolidated financial statements but does not expect the impact to be material.

2. Acquisitions and Goodwill:
Acquisitions
The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the nine months ended September 30, 2010, the Company completed two acquisitions in its FS segment and one acquisition in its AS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $62 million. The allocation of purchase price for our most recent acquisition, which occurred in the third quarter of 2010, is preliminary due primarily to valuation of intangible assets. These acquisitions were not material to the consolidated financial statements.
Goodwill
Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. The Company completes its annual goodwill impairment test as of July 1 for each of its 16 reporting units. In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimated the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.
Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the July 1, 2010 impairment test, the discount rates and perpetual growth rates used were between 10% and 11% and 3% and 4%, respectively.
Based on the results of the step one tests, the Company determined that the carrying value of the Public Sector North America (“PS NA”), Public Sector United Kingdom (“PS UK”) and Higher Education Managed Services (“HE MS”) reporting units were in excess of their respective fair values and a step two test was required for each of these reporting units. The primary drivers for the decline in the fair value of the reporting units compared to the prior year is the reduction in the perpetual growth rate assumption used for each of these three reporting units, stemming from the recent disruption in the global financial markets coupled with the challenging current recession, particularly the markets in which these three reporting units serve. Furthermore, there was a decline in the cash flow projections for the PS NA and PS UK reporting units, compared to those used in the 2009 goodwill impairment test as a result of decline in the overall outlook of these two reporting units. Additionally, the discount rate assumption used for the PS UK reporting unit was higher than the discount rate used in the 2009 impairment test.
A one percentage point increase in the perpetual growth rate or a one percentage point decrease in the discount rate would have resulted in the HE MS reporting unit having a fair value in excess of carrying value and a step two test would not have been required and there would have been no impairment charge incurred.
Prior to completing the step two tests, the Company first evaluated the long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, the Company estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.
In completing the step two tests to determine the implied fair value of goodwill and therefore the amount of impairment, management first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for each of the three reporting units that required a step two test and recorded a goodwill impairment charge of $328 million.

The following table summarizes the goodwill impairment charge by reporting unit (in millions):

		Goodwill balance			Goodwill
		before		Impairment	balance after
Segment	Reporting Unit	impairment		charge	impairment

Public Sector	PS UK	$141		$(91)	$50

Public Sector	PS NA	534		(205)	329

Higher Education	HE MS	213	(1)	(32)	181

		$888		$(328)	$560

(1)	HE MS goodwill represents approximately 22% of total HE goodwill before the impairment charge. The remainder of the HE goodwill is associated with the core software business which did not have an impairment charge.
The Company has three other reporting units, whose goodwill balances in the aggregate total $2.0 billion as of September 30, 2010, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 10% of the carrying value. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause each of these reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired. Furthermore, if any of these units fail to achieve expected performance levels in the next twelve months or experience a downturn in the business below current expectations, goodwill could be impaired.
The Company’s remaining 10 reporting units, whose goodwill balances in aggregate total $3.1 billion at September 30, 2010, each have estimated fair values in excess of 25% more than the carrying value of the reporting unit.
The following table summarizes changes in goodwill by segment (in millions):

	Cost					Accumulated Impairment
	FS	HE	PS	AS	Subtotal	HE	PS	AS	Subtotal	Total
Balance at December 31, 2009	$3,457	$950	$814	$2,211	$7,432	$—	$(128)	$(1,126)	$(1,254)	$6,178
2010 acquisitions	28	—	—	1	29	—	—	—	—	29
Impairment charges	—	—	—	—	—	(32)	(296)	—	(328)	(328)
Adjustments related to the Transaction and prior year acquisitions	(2)	—	—	—	(2)	—	—	—	—	(2)
Effect of foreign currency translation	(23)	—	(10)	(6)	(39)	—	—	—	—	(39)

Balance at September 30, 2010	$3,460	$950	$804	$2,206	$7,420	$(32)	$(424)	$(1,126)	$(1,582)	$5,838

3. Clearing Broker Assets and Liabilities:
Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31,	September 30,
	2009	2010
Segregated customer cash and treasury bills	$153	$38
Securities owned	40	62
Securities borrowed	116	127
Receivables from customers and other	23	13

Clearing broker assets	$332	$240

Payables to customers	$163	$25
Securities loaned	95	115
Customer securities sold short, not yet purchased	9	—
Payable to brokers and dealers	27	61

Clearing broker liabilities	$294	$201

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
4. Debt and Derivatives:
Debt
On September 30, 2010, the Company entered into an Amended and Restated Credit and Security Agreement (“Agreement”) related to its receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) extended the maturity date to September 30, 2014, (c) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at September 30, 2010 was 3.76%, and (d) amended certain terms. Approximately $8 million of fees were paid in connection with the Agreement.
Derivatives
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

		Notional		Interest rate
		Amount	Interest	received
Inception	Maturity	(in millions)	rate paid	(LIBOR)

February 2006	February 2011	$800	5.00%	3-Month
January 2008	February 2011	750	3.17%	3-Month
January/February 2009	February 2012	1,200	1.78%	1-Month
January/February 2010	May 2013	500	1.99%	3-Month

Total / Weighted Average interest rate		$3,250	2.93%

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $70 million and $61 million as of December 31, 2009 and September 30, 2010, respectively.

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three and nine month periods ended September 30, 2009 and 2010 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010	Classification

Gain (loss) recognized in Accumulated Other Comprehensive Loss (OCI)	$(4)	$6	$8	$9	OCI

Gain (loss) reclassified from accumulated OCI into income	(22)	21	(56)	(19)	Interest expense and amortization of deferred financing fees
The Company has no ineffectiveness related to its swap agreements.
The Company expects to reclassify in the next twelve months approximately $47 million from OCI into earnings related to the Company’s interest rate swaps based on the borrowing rates at September 30, 2010.
5. Fair Value Measurements:
The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$207	$—	$—	$207
Clearing broker assets — treasury bills	9	—	—	9
Clearing broker assets — securities owned	62	—	—	62

	$278	$—	$—	$278

Liabilities
Interest rate swap agreements and other	$—	$58	$—	$58

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$168	$—	$—	$168
Clearing broker assets — U.S. treasury bills	151	—	—	151
Clearing broker assets — securities owned	40	—	—	40

	$359	$—	$—	$359

Liabilities
Clearing broker liabilities — customer securities sold short, not yet purchased	$9	$—	$—	$9
Interest rate swap agreements	—	70	—	70

	$9	$70	$—	$79

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

Fair Value Measurements:
The following table summarizes assets and liabilities measured at fair value on a non- recurring basis at September 30, 2010 (in millions):

	Fair Value Measures Using			Total Gains
Assets	Level 1	Level 2	Level 3	(Losses)
Goodwill	$—	$—	$560	$(328)

The following table summarizes assets and liabilities measured at fair value on a non- recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using			Total Gains
Assets	Level 1	Level 2	Level 3	(Losses)
Goodwill	$—	$—	$928	$(1,126)

The fair value of goodwill is categorized in Level 3, fair value measurement using significant unobservable inputs, and is estimated by a combination of (i) discounted cash flows based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The $328 million impairment loss, which is reflected in operations for the three and nine months ended September 30, 2009, relates to certain of the Company’s reporting units, as discussed further in Note 2. The $1,126 million impairment loss, which is reflected in operations for the year ended December 31, 2009, relates to one of the Company’s reporting units, as discussed further in the Company’s 2009 Form 10-K.
The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2009 and September 30, 2010 (in millions):

	December 31, 2009		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Floating rate debt	$4,967	$4,815	$4,945	$4,847
Fixed rate debt	3,348	3,507	3,353	3,482
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
6. Comprehensive Income (Loss):
Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net loss	$(40)	$(378)	$(81)	$(453)
Foreign currency translation gains (losses)	33	105	93	(34)
Unrealized gains (losses) on derivative instruments	(4)	6	8	9

Comprehensive income (loss)	$(11)	$(267)	$20	$(478)

7. Equity:
A rollforward of SCC’s equity for 2010 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Total	equity	equity	Total

Balance at December 31, 2009	$88	$11	$321	$420	$51	$1,593	$1,644
Net income (loss)	—	—	(600)	(600)	4	143	147
Foreign currency translation	—	—	(34)	(34)	—	—	—
Net unrealized gain on derivative instruments	—	—	9	9	—	—	—

Comprehensive income (loss)	—	—	(625)	(625)	4	143	147
Stock compensation expense	—	—	24	24	—	—	—
Termination of put options due to employee terminations and other	(2)	—	—	(2)	(1)	1	—
Purchase of treasury stock	—	—	(1)	(1)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	6	1	(10)	(3)	3	—	3

Balance at September 30, 2010	$92	$12	$(291)	$(187)	$57	$1,736	$1,793

A rollforward of SCC’s equity for 2009 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Total	equity	equity	Total

Balance at December 31, 2008	$111	$12	$1,458	$1,581	$60	$1,411	$1,471
Net income (loss)	—	—	(213)	(213)	1	131	132
Foreign currency translation	—	—	93	93	—	—	—
Net unrealized gain on derivative instruments	—	—	8	8	—	—	—

Comprehensive income (loss)	—	—	(112)	(112)	1	131	132
Stock compensation expense	—	—	22	22	—	—	—
Termination of put options due to employee terminations and other	(33)	(3)	40	4	(12)	7	(5)
Issuance of common and preferred stock	1	—	—	1	—	—	—
Purchase of treasury stock	—	—	(2)	(2)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	6	1	(6)	1	(2)	—	(2)

Balance at September 30, 2009	$85	$10	$1,400	$1,495	$47	$1,548	$1,595

During June 2010, the Company amended the terms of unvested performance awards granted in 2007 and thereafter by reducing performance targets for 2011 though 2014 to each year’s consolidated Internal EBITA (defined as income from operations before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) budget. There was no expense recognized at this time as a result of the modifications.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenue:
Financial systems	$724	$659	$2,232	$2,021
Higher education	125	121	389	372
Public sector	103	96	289	296

Software & processing solutions	952	876	2,910	2,689
Availability services	385	366	1,131	1,100

	$1,337	$1,242	$4,041	$3,789

Depreciation and amortization:
Financial systems	$20	$22	$58	$61
Higher education	3	3	10	9
Public sector	2	2	6	7

Software & processing solutions	25	27	74	77
Availability services	49	46	141	143

	$74	$73	$215	$220

Income (loss) from operations:
Financial systems	$157	$134	$414	$395
Higher education	33	28	95	90
Public sector	19	21	55	57

Software & processing solutions	209	183	564	542
Availability services	103	86	291	240
Corporate and other items (1)	(180)	(466)	(488)	(770)
Merger and other costs	—	(22)	(1)	(31)

	$132	$(219)	$366	$(19)

Cash paid for property and equipment and software:
Financial systems	$16	$26	$60	$67
Higher education	2	5	6	9
Public sector	4	3	10	8

Software & processing solutions	22	34	76	84
Availability services	66	41	179	138
Corporate administration	—	—	—	1

	$88	$75	$255	$223

(1)	Includes corporate administrative expenses, goodwill impairment charges, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $150 million and $126 million for the three month periods ended September 30, 2009 and 2010, respectively, and $404 million and $371 million for the nine month periods ended September 30, 2009 and 2010, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2010		2009		2010
Amortization of acquisition-related intangible assets:
Financial systems	$91	(1)	$67	(1)	$227	(1)	$193	(1)
Higher education	8		8		25		25
Public sector	8		7		23		24

Software & processing solutions	107		82		275		242
Availability services	42		43		127		128
Corporate administration	1		1		2		1

	$150		$126		$404		$371

(1)	Amortization of acquisition-related intangible assets in 2009 includes approximately $16 million and $10 million of impairment charges related to customer base and software, respectively, for subsidiaries in the FS segment. Amortization of acquisition-related intangible assets in 2010 includes approximately $1 million and $2 million of impairment charges related to customer base and software, respectively, for subsidiaries in the FS segment.
The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Trading Systems	$169	$94	$633	$328
Wealth Management	98	96	280	283
Capital Markets	72	82	203	237
Brokerage & Clearance	67	72	209	230
Global Trading	65	62	177	193
Institutional Asset Management	54	50	154	148
Corporations	44	46	132	143
Banks	39	44	110	125
All other	116	113	334	334

Total Financial Systems	$724	$659	$2,232	$2,021

9. Related Party Transactions:
In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 million of management fees in sales, marketing and administration expenses during each of the three months ended September 30, 2009 and 2010. In each of the nine month periods ended September 30, 2009 and 2010, the Company recorded $11 million of management fees in sales, marketing and administration expenses. At each of December 31, 2009 and September 30, 2010, $4 million was included in other accrued expenses.
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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2009 and September 30, 2010, and for the three- and nine-month periods ended September 30, 2009 and 2010 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.

	Supplemental Condensed Consolidating Balance Sheet
	December 31, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$126	$(9)	$547	$—	$664
Intercompany balances	(6,563)	5,787	776	—	—
Trade receivables, net	—	734	402	—	1,136
Prepaid expenses, taxes and other current assets	2,017	77	417	(1,968)	543

Total current assets	(4,420)	6,589	2,142	(1,968)	2,343
Property and equipment, net	1	603	321	—	925
Intangible assets, net	164	3,756	614	—	4,534
Intercompany balances	961	(691)	(270)	—	—
Goodwill	—	4,895	1,283	—	6,178
Investment in subsidiaries	13,394	2,490	—	(15,884)	—

Total Assets	$10,100	$17,642	$4,090	$(17,852)	$13,980

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$7	$12	$—	$64
Accounts payable and other current liabilities	272	2,901	1,079	(1,968)	2,284

Total current liabilities	317	2,908	1,091	(1,968)	2,348
Long-term debt	7,687	3	561	—	8,251
Intercompany debt	82	103	(31)	(154)	—
Deferred income taxes	(53)	1,234	133	—	1,314

Total liabilities	8,033	4,248	1,754	(2,122)	11,913

Total stockholder’s equity	2,067	13,394	2,336	(15,730)	2,067

Total Liabilities and Stockholder’s Equity	$10,100	$17,642	$4,090	$(17,852)	$13,980

	Supplemental Condensed Consolidating Balance Sheet
	September 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$192	$(8)	$603	$—	$787
Intercompany balances	(7,212)	6,421	791	—	—
Trade receivables, net	1	683	310	—	994
Prepaid expenses, taxes and other current assets	2,277	81	455	(2,383)	430

Total current assets	(4,742)	7,177	2,159	(2,383)	2,211
Property and equipment, net	—	597	310	—	907
Intangible assets, net	142	3,456	575	—	4,173
Intercompany balances	277	(9)	(268)	—	—
Goodwill	—	4,657	1,181	—	5,838
Investment in subsidiaries	13,880	2,505	—	(16,385)	—

Total Assets	$9,557	$18,383	$3,957	$(18,768)	$13,129

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$3	$16	$—	$64
Accounts payable and other current liabilities	207	3,259	923	(2,383)	2,006

Total current liabilities	252	3,262	939	(2,383)	2,070
Long-term debt	7,656	3	575	—	8,234
Intercompany debt	86	96	(35)	(147)	—
Deferred income taxes	(46)	1,142	120	—	1,216

Total liabilities	7,948	4,503	1,599	(2,530)	11,520

Total stockholder’s equity	1,609	13,880	2,358	(16,238)	1,609

Total Liabilities and Stockholder’s Equity	$9,557	$18,383	$3,957	$(18,768)	$13,129

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$842	$520	$(25)	$1,337

Costs and expenses:
Cost of sales and direct operating	—	354	300	(25)	629
Sales, marketing and administration	23	137	106	—	266
Product development	—	44	42	—	86
Depreciation and amortization	—	54	20	—	74
Amortization of acquisition-related intangible assets	1	99	50	—	150
Merger costs	—	—	—	—	—

	24	688	518	(25)	1,205

Income (loss) from operations	(24)	154	2	—	132
Net interest income (expense)	(141)	13	(32)	—	(160)
Other income (expense)	238	(55)	(15)	(183)	(15)

Income (loss) before income taxes	73	112	(45)	(183)	(43)
Benefit from (provision for) income taxes	(113)	126	(10)	—	3

Net income (loss)	$(40)	$238	$(55)	$(183)	$(40)

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$888	$396	$(42)	$1,242

Costs and expenses:
Cost of sales and direct operating	—	382	228	(42)	568
Sales, marketing and administration	27	134	114	—	275
Product development	—	27	62	—	89
Depreciation and amortization	—	50	23	—	73
Amortization of acquisition-related intangible assets	—	102	24	—	126
Merger costs	—	239	91	—	330

	27	934	542	(42)	1,461

Income (loss) from operations	(27)	(46)	(146)	—	(219)
Net interest income (expense)	(146)	(81)	68	—	(159)
Other income (expense)	(265)	(39)	(10)	304	(10)

Income (loss) before income taxes	(438)	(166)	(88)	304	(388)
Benefit from (provision for) income taxes	60	(99)	49	—	10

Net income (loss)	$(378)	$(265)	$(39)	$304	$(378)

	Supplemental Condensed Consolidating Schedule of Operations
	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$2,532	$1,579	$(70)	$4,041

Costs and expenses:
Cost of sales and direct operating	—	1,091	978	(70)	1,999
Sales, marketing and administration	68	434	296	—	798
Product development	—	126	132	—	258
Depreciation and amortization	—	160	55	—	215
Amortization of acquisition-related intangible assets	2	302	100	—	404
Merger costs	1	—	—	—	1

	71	2,113	1,561	(70)	3,675

Income (loss) from operations	(71)	419	18	—	366
Net interest income (expense)	(411)	36	(90)	—	(465)
Other income (expense)	402	(66)	6	(336)	6

Income (loss) before income taxes	(80)	389	(66)	(336)	(93)
Benefit from (provision for) income taxes	(1)	13	—	—	12

Net income (loss)	$(81)	$402	$(66)	$(336)	$(81)

	Supplemental Condensed Consolidating Schedule of Operations
	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$2,670	$1,237	$(118)	$3,789

Costs and expenses:
Cost of sales and direct operating	—	1,153	729	(118)	1,764
Sales, marketing and administration	77	427	332	—	836
Product development	—	83	195	—	278
Depreciation and amortization	—	155	65	—	220
Amortization of acquisition-related intangible assets	1	304	66	—	371
Merger costs	—	240	99	—	339

	78	2,362	1,486	(118)	3,808

Income (loss) from operations	(78)	308	(249)	—	(19)
Net interest income (expense)	(441)	(204)	168	—	(477)
Other income (expense)	(113)	(31)	4	144	4

Income (loss) before income taxes	(632)	73	(77)	144	(492)
Benefit from (provision for) income taxes	179	(186)	46	—	39

Net income (loss)	$(453)	$(113)	$(31)	$144	$(453)

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(81)	$402	$(66)	$(336)	$(81)
Non cash adjustments	(343)	451	138	336	582
Changes in operating assets and liabilities	(165)	(294)	322	—	(137)

Cash flow provided by (used in) operations	(589)	559	394	—	364

Investment Activities
Intercompany transactions	923	(384)	(539)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(12)	—	—	(12)
Cash paid for property and equipment and software	—	(182)	(73)	—	(255)
Other investing activities	—	1	2	—	3

Cash provided by (used in) investment activities	923	(577)	(610)	—	(264)

Financing Activities
Net borrowings (repayments) of long-term debt	(833)	(7)	237	—	(603)
Other financing activities	(5)	—	—	—	(5)

Cash provided by (used in) financing activities	(838)	(7)	237	—	(608)

Effect of exchange rate changes on cash	—	—	12	—	12

Increase (decrease) in cash and cash equivalents	(504)	(25)	33	—	(496)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$7	$(9)	$481	$—	$479

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flow From Operations
Net income (loss)	$(453)	$(113)	$(31)	$144	$(453)
Non cash adjustments	174	636	210	(144)	$876
Changes in operating assets and liabilities	(312)	398	(76)	—	$10

Cash flow provided by (used in) operations	(591)	921	103	—	433

Investment Activities
Intercompany transactions	706	(704)	(2)	—	$—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(57)	(5)	—	$(62)
Cash paid for property and equipment and software	(1)	(167)	(55)	—	$(223)
Other investing activities	(1)	13	(2)	—	$10

Cash provided by (used in) investment activities	704	(915)	(64)	—	(275)

Financing Activities
Net borrowings (repayments) of long-term debt	(43)	(5)	19	—	$(29)
Other financing activities	(4)	—	—	—	$(4)

Cash provided by (used in) financing activities	(47)	(5)	19	—	(33)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	66	1	56	—	123
Beginning cash and cash equivalents	126	(9)	547	—	$664

Ending cash and cash equivalents	$192	$(8)	$603	$—	$787

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

					Percent					Percent
	Three Months Ended		Three Months Ended		Increase	Nine Months Ended		Nine Months Ended		Increase
	September 30,		September 30,		(Decrease)	September 30,		September 30,		(Decrease)
	2009		2010		2010 vs. 2009	2009		2010		2010 vs. 2009
		% of		% of			% of		% of
(in millions)		revenue		revenue			revenue		revenue
Revenue
Financial systems (FS)	$724	54%	$659	53%	(9)%	$2,232	55%	$2,021	53%	(9)%
Higher education (HE)	125	9%	121	10%	(3)%	389	10%	372	10%	(4)%
Public sector (PS)	103	8%	96	8%	(7)%	289	7%	296	8%	2%

Software & processing solutions	952	71%	876	71%	(8)%	2,910	72%	2,689	71%	(8)%
Availability services (AS)	385	29%	366	29%	(5)%	1,131	28%	1,100	29%	(3)%

	$1,337	100%	$1,242	100%	(7)%	$4,041	100%	$3,789	100%	(6)%

Costs and Expenses
Cost of sales and direct operating	$629	47%	$568	46%	(10)%	$1,999	49%	$1,764	47%	(12)%
Sales, marketing and administration	266	20%	275	22%	3%	798	20%	836	22%	5%
Product development	86	6%	89	7%	3%	258	6%	278	7%	8%
Depreciation and amortization	74	6%	73	6%	(1)%	215	5%	220	6%	2%
Amortization of acquisition- related intangible assets	150	11%	126	10%	(16)%	404	10%	371	10%	(8)%
Goodwill impairment charges and merger and other costs	—	—%	330	27%	—%	1	—%	339	9%	33,800%

	$1,205	90%	$1,461	118%	21%	$3,675	91%	$3,808	101%	4%

Income from Operations
Financial systems (1)	$157	22%	$134	20%	(15)%	$414	19%	$395	20%	(5)%
Higher education (1)	33	26%	28	23%	(15)%	95	24%	90	24%	(5)%
Public sector (1)	19	18%	21	22%	11%	55	19%	57	19%	4%

Software & processing solutions (1)	209	22%	183	21%	(12)%	564	19%	542	20%	(4)%
Availability services (1)	103	27%	86	23%	(17)%	291	26%	240	22%	(18)%
Corporate administration	(13)	(1)%	(18)	(1)%	38%	(40)	(1)%	(47)	(1)%	18%
Amortization of acquisition- related intangible assets	(150)	(11)%	(126)	(10)%	(16)%	(404)	(10)%	(371)	(10)%	(8)%
Goodwill impairment charge	—	—%	(328)	(26)%	—%	—	—%	(328)	(9)%	—%
Stock Compensation expense	(8)	(1)%	(7)	(1)%	(13)%	(22)	(1)%	(24)	(1)%	9%
Merger and other costs and other items (2)	(9)	(1)%	(9)	(1)%	—%	(23)	(1)%	(31)	(1)%	35%

	$132	10%	$(219)	(18)%	(266)%	$366	9%	$(19)	(1)%	(105)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	Merger costs and other items include merger costs, certain purchase accounting adjustments and management fees paid to the Sponsors, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period. Percentages may not add due to rounding.

					Percent					Percent
	Three Months Ended		Three Months Ended		Increase	Nine Months Ended		Nine Months Ended		Increase
	September 30,		September 30,		(Decrease)	September 30,		September 30,		(Decrease)
	2009		2010		2010 vs. 2009	2009		2010		2010 vs. 2009
		% of		% of			% of		% of
(in millions)		revenue		revenue			revenue		revenue

Financial Systems
Services	$642	48%	$599	48%	(7)%	$2,027	50%	$1,792	47%	(12)%
License and resale fees	43	3%	37	3%	(14)%	106	3%	152	4%	43%

Total products and services	685	51%	636	51%	(7)%	2,133	53%	1,944	51%	(9)%
Reimbursed expenses	39	3%	23	2%	(41)%	99	2%	77	2%	(22)%

	$724	54%	$659	53%	(9)%	$2,232	55%	$2,021	53%	(9)%

Higher Education
Services	$102	8%	$98	8%	(4)%	$331	8%	$307	8%	(7)%
License and resale fees	20	1%	21	2%	5%	52	1%	60	2%	15%

Total products and services	122	9%	119	10%	(2)%	383	9%	367	10%	(4)%
Reimbursed expenses	3	—%	2	—%	(33)%	6	—%	5	—%	(17)%

	$125	9%	$121	10%	(3)%	$389	10%	$372	10%	(4)%

Public Sector
Services	$73	5%	$71	6%	(3)%	$211	5%	$221	6%	5%
License and resale fees	29	2%	24	2%	(17)%	75	2%	72	2%	(4)%

Total products and services	102	8%	95	8%	(7)%	286	7%	293	8%	2%
Reimbursed expenses	1	—%	1	—%	—%	3	—%	3	—%	—%

	$103	8%	$96	8%	(7)%	$289	7%	$296	8%	2%

Software & Processing Solutions
Services	$817	61%	$768	62%	(6)%	$2,569	64%	$2,320	61%	(10)%
License and resale fees	92	7%	82	7%	(11)%	233	6%	284	7%	22%

Total products and services	909	68%	850	68%	(6)%	2,802	69%	2,604	69%	(7)%
Reimbursed expenses	43	3%	26	2%	(40)%	108	3%	85	2%	(21)%

	$952	71%	$876	71%	(8)%	$2,910	72%	$2,689	71%	(8)%

Availability Services
Services	$381	28%	$362	29%	(5)%	$1,118	28%	$1,088	29%	(3)%
License and resale fees	1	—%	—	—%	(100)%	3	—%	1	—%	(67)%

Total products and services	382	29%	362	29%	(5)%	1,121	28%	1,089	29%	(3)%
Reimbursed expenses	3	—%	4	—%	33%	10	—%	11	—%	10%

	$385	29%	$366	29%	(5)%	$1,131	28%	$1,100	29%	(3)%

Total Revenue
Services	$1,198	90%	$1,130	91%	(6)%	$3,687	91%	$3,408	90%	(8)%
License and resale fees	93	7%	82	7%	(12)%	236	6%	285	8%	21%

Total products and services	1,291	97%	1,212	98%	(6)%	3,923	97%	3,693	97%	(6)%
Reimbursed expenses	46	3%	30	2%	(35)%	118	3%	96	3%	(19)%

	$1,337	100%	$1,242	100%	(7)%	$4,041	100%	$3,789	100%	(6)%

Results of operations, excluding broker/dealer business
We assess our performance both with and without one of our trading systems businesses, a broker/dealer with an inherently lower margin than our other software and processing businesses, whose performance is a function of market volatility and customer mix. By excluding the broker/dealer’s results, we are able to perform additional analysis of our business which we believe is important in understanding the results of both the broker/dealer and the software and processing businesses. The information excluding the broker/dealer business is used by the Company for a variety of purposes, and we regularly communicate our results excluding this business to our board of directors.
The following is a reconciliation of revenue excluding the broker/dealer and income from operations excluding the broker/dealer, which are each non-GAAP measures, to the corresponding reported GAAP measures that we believe to be most directly comparable for the three- and nine-month periods ended September 30, 2009 and 2010 (in millions). While these adjusted results are useful for analysis purposes, they should not be considered as an alternative to our reported GAAP results.

	Three months ended			Nine months ended
	September 30,			September 30,
	2009	2010	% change	2009	2010	% change

Revenue

Total	$1,337	$1,242	(7)%	$4,041	$3,789	(6)%
Less broker/dealer business	113	37		463	155

Total excluding broker/dealer business	$1,224	$1,205	(2)%	$3,578	$3,634	2%

Financial Systems	$724	$659	(9)%	$2,232	$2,021	(9)%
Less broker/dealer business	113	37		463	155

Financial Systems excluding broker/dealer business	$611	$622	2%	$1,769	$1,866	5%

Income from operations

Total	$132	$(219)	(266)%	$366	$(19)	(105)%
Less broker/dealer business	7	(10)		30	(30)

Total excluding broker/dealer business	$125	$(209)	(267)%	$336	$11	(97)%

Financial Systems (1)	$157	$134	(15)%	$414	$395	(5)%
Less broker/dealer business	8	(10)		32	(20)

Financial Systems excluding broker/dealer business	$149	$144	(3)%	$382	$415	9%

(1)	The Company evaluates the performance of its segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009
Income from Operations:
Our total operating margin was -18% and 10% for the three months ended September 30, 2010 and 2009, respectively. The decrease in margin is primarily due to goodwill impairment charges in PS and HE in the third quarter of 2010 which totaled $328 million (see note 2 of Notes to Consolidated Financial Statements) and a $7 million decrease in software license fees.
Financial Systems:
The FS operating margin was 20% and 22% for the three months ended September 30, 2010 and 2009, respectively. The operating margin decline is primarily due to an increase in professional services expense, a $5 million decrease in software license fees and the reduced contribution from one of our trading systems businesses, a broker/dealer.
Higher Education:
The HE operating margin was 23% and 26% for the three months ended September 30, 2010 and 2009, respectively. The operating margin decrease was primarily due to lower margins in managed services resulting from margin pressures on renewals and new business and commissions on recent sales ahead of recognition of the corresponding revenue, primarily in the software business, offset in part by an improvement in professional services margins due to higher utilization.
Public Sector:
The PS operating margin was 22% and 18% for the three months ended September 30, 2010 and 2009, respectively. The operating margin increase was due primarily to a $4 million decrease in low-margin resale revenue coupled with higher margin maintenance and support revenue resulting from a shift from installation of products and systems to maintenance of those systems in our U.K. operation.
Availability Services:
The AS operating margin was 23% and 27% for the three months ended September 30, 2010 and 2009, respectively. The lower margin was driven by the lower mix of higher margin recovery services revenue which typically use shared resources, an increase in lower margin managed services revenue, which use dedicated resources, and an absolute decline in managed services margin due mainly to higher utility costs related to cooling due to warmer summer temperatures, increased employment-related and temporary staffing costs to increase focus on service delivery, and redundant network capacity.
Revenue:
Total revenue decreased $95 million or 7% for the three months ended September 30, 2010 compared to the third quarter of 2009. Organic revenue decreased 6% in the third quarter of 2010 compared to the prior year period, due to a $76 million decline in the broker/dealer revenue. Organic revenue is defined as revenue for businesses owned for at least one year and further adjusted for the effects of businesses sold in the previous twelve months and the impact of currency exchange rates.
Financial Systems:
FS revenue decreased $65 million or 9% in the third quarter of 2010 from the prior year period. Organic revenue decreased 8% in the quarter. Excluding the broker/dealer business, organic revenue increased 3%. Professional services revenue increased organically by $14 million or 10% due to a general increase in demand from existing clients as well as new projects. Processing revenue increased organically by $10 million or 5% primarily due to existing customers adding additional products, client growth and certain higher trading volumes. Software rental revenue decreased organically by $5 million or 5% primarily due to customer attrition. Revenue from license and resale fees included software license revenue of $33 million, a decrease of $5 million compared to the same quarter in 2009.
Higher Education:
HE revenue decreased $4 million or 3%, all of which was organic, for the three months ended September 30, 2010 compared to the corresponding period in 2009. HE services revenue decreased $4 million, primarily due to decreases in managed services revenue mainly resulting from customers bringing their IT solutions in-house, partially offset by increased software maintenance and support revenue due to sales of new licenses in the past 12 months and annual rate increases. Revenue from license and resale fees included software license revenue of $7 million in the three months ended September 30, 2010, a decrease of $1 million from the prior year period.

Public Sector:
PS revenue decreased $7 million or 7% for the three months ended September 30, 2010 compared to the corresponding period in 2009. Organic revenue decreased 4%. PS resale revenue and processing revenue decreased, partially offset by increased maintenance and support revenue primarily due to a shift from installation of products and systems to maintenance of those systems in the U.K. Revenue from license and resale fees included software license revenue of $4 million, a decrease of $2 million compared to the same quarter in 2009.
Availability Services:
AS revenue decreased $19 million or 5% in the third quarter of 2010 from the prior year period. Organic revenue decreased 4% in the quarter. In North America, revenue decreased 5% overall and organically, where decreases in recovery services and professional services revenue exceeded growth in managed services. Most of our recovery services revenue is derived from tape-based solutions. The recovery services market has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this market shift to continue in the future. Revenue in Europe decreased 5%, but organically was unchanged.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 46% and 47% in the three-month periods ended September 30, 2010 and 2009, respectively, largely the result of the lower volumes of the broker/dealer business previously mentioned. Also impacting the period were lower costs related to the decrease in PS resale revenue and lower FS and HE employment-related expenses, partially offset by higher AS utility costs and higher AS and PS employment-related expenses.
Sales, marketing and administration expenses as a percentage of total revenue was 22% and 20% in the three-month periods ended September 30, 2010 and 2009, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in FS and HE employment-related expense and professional services expenses, partially offset by decreases in PS and AS employment-related expenses. The increase in sales, marketing and administration expenses as a percentage of total revenue was also impacted by the lower volumes of the broker/dealer reducing total revenue.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended September 30, 2010 and 2009, product development costs were 10% and 9% of revenue from software and processing solutions, respectively.
Amortization of acquisition-related intangible assets as a percentage of total revenue was 10% and 11% in the three months ended September 30, 2010 and 2009, respectively. The $24 million decrease is primarily due to a $23 million reduction in impairment charges.
We recorded goodwill impairment charges of $296 million in PS and $32 million in HE in the three months ended September 30, 2010. For the three months ended September 30, 2010, HE managed services represented approximately 26% of HE revenue and 16% of HE income from operations, which excludes the impairment charge. See note 2 of Notes to Consolidated Financial Statements for further discussion.
Interest expense was $160 million and $165 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in interest expense was due to reduced borrowings under our revolving credit facility, lower average debt outstanding and overall interest rate decreases.
Other expense was $10 million and $15 million for the three months ended September 30, 2010 and 2009, respectively, primarily a result of foreign currency transaction losses related to our Euro denominated term loan.
The effective income tax rates for the three months ended September 30, 2010 and 2009 were a benefit of 3% and 7%, respectively. The rate in the third quarter of 2010 reflects nondeductible goodwill impairment partially offset by the different mix of taxable income in various jurisdictions as well as our ability to fully utilize foreign tax credits. The reported benefit from income taxes in 2009 includes a $12 million favorable out of period adjustment primarily related to our utilization of foreign tax credit carryforwards from a prior year.
Accreted dividends on SCCII’s cumulative preferred stock were $51 million and $46 million for the three months ended September 30, 2010 and 2009, respectively. No dividends have been declared by SCCII.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009
Income from Operations:
Our total operating margin was -1% for the nine months ended September 30, 2010, compared to 9% for the nine months ended September 30, 2009 primarily due to goodwill impairment charges in PS and HE in the third quarter of 2010 which totaled $328 million (see note 2 of Notes to Consolidated Financial Statements), higher employment-related and professional services costs and the impact of the decline in revenue of the broker/dealer, partially offset by a $44 million increase in license fees.
Financial Systems:
The FS operating margin was 20% and 19 % for the nine months ended September 30, 2010 and 2009, respectively. The operating margin improvement is primarily due to a $47 million increase in software license fees, including the recognition of $28 million of license fee backlog that existed at December 31, 2009, and reduced facilities costs, partially offset by increased employment-related cost and the impact of changes in currency exchange rates.
Higher Education:
The HE operating margin was 24% for each of the nine months ended September 30, 2010 and 2009. The $5 million decrease in income from operations is mainly due to margin pressures on renewals and new business in managed services, partially offset by improved performance in the solutions business from higher license fee and maintenance revenue.
Public Sector:
The PS operating margin was 19% for each of the nine months ended September 30, 2010 and 2009. The $2 million increase in income from operations is mainly due to improved performance in our UK operation.
Availability Services:
The AS operating margin was 22% and 26% for the nine months ended September 30, 2010 and 2009, respectively. The lower margin was driven by the lower mix of higher margin recovery services revenue, which typically use shared resources, and an absolute decline in recovery services margin due mainly to higher utility costs related to cooling due to warmer summer temperatures and redundant network capacity, and an increase in lower margin managed services revenue, which use dedicated resources, and an absolute decline in managed services margin due mainly to higher utility costs, increased employment-related and temporary staffing costs to increase focus on service delivery and redundant network capacity.
Revenue:
Total revenue decreased $252 million or 6% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Organic revenue decreased 6% in the nine months ended September 30, 2010 compared to the prior year period, primarily because of a $308 million decline in the broker/dealer revenue, partially offset by a $44 million increase in license fees. Excluding the broker/dealer business, organic revenue increased 1.5%.
Financial Systems:
FS revenue decreased $211 million or 9% in the nine months ended September 30, 2010 from the prior year period. Organic revenue decreased 9% in the period. Excluding the broker/dealer business, organic revenue increased 6%. Professional services revenue increased organically by $30 million or 8% due to a general increase in demand from existing clients as well as new projects. Processing revenue increased organically by $19 million primarily or 3% primarily due to existing customers adding additional products and certain higher trading volumes. Revenue from license and resale fees included software license revenue of $139 million, an increase of $47 million compared to the same period in 2009, reflecting the recognition in 2010 of $28 million that was in backlog at December 31, 2009.
Higher Education:
HE revenue decreased $17 million or 4%, all of which was organic, for the nine months ended September 30, 2010 compared to the corresponding period in 2009. HE services revenue decreased $24 million, primarily due to decreases in managed services revenue mainly resulting from customers bringing their IT solutions in-house and professional services mainly due to fewer and smaller-sized customer installations, partially offset by an increase in license fees and software support revenue due to sales of new licenses in the past 12 months and annual rate increases. Revenue from license and resale fees included software license revenue of $23 million in the nine months ended September 30, 2010, an increase of $5 million from the prior year period.

Public Sector:
PS revenue increased $7 million or 2% for the nine months ended September 30, 2010 compared to the corresponding period in 2009. Organic revenue also increased 2%. Processing revenue and maintenance and support revenue improved during the nine months ended September 30, 2010 from the prior year period due to the impact of a multi-year contract signed during 2009. Professional services revenue decreased due to a shift from installation of products and systems to maintenance of those systems in the U.K. Revenue from license and resale fees included software license revenue of $10 million, a decrease of $8 million from the prior year period.
Availability Services:
AS revenue decreased $31 million or 3% in the nine months ended September 30, 2010 from the prior year period. Organic revenue decreased 3% in the period. In North America, revenue decreased 4% overall and organically, where decreases in recovery services and professional services revenue exceeded growth in managed services. Most of our recovery services revenue is derived from tape-based solutions. The recovery services market has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this market shift to continue in the future. Revenue in Europe increased 2% overall and organically.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 47% and 49% in the nine-month periods ended September 30, 2010 and 2009, respectively, largely the result of the lower volumes of the broker/dealer business previously mentioned. Also impacting the period were higher AS and PS employment-related expenses and higher AS utility and equipment costs related to redundant network capacity, partially offset by lower HE employment-related expenses.
Sales, marketing and administration expenses as a percentage of total revenue was 22% and 20% in the nine-month periods ended September 30, 2010 and 2009, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in FS and AS employment-related expense, FS professional services expenses, currency transaction losses and corporate advertising expenses, partially offset by reduced FS facility costs and PS employment-related expenses. The increase in sales, marketing and administration expenses as a percentage of total revenue was also impacted by the lower volumes of the broker/dealer reducing total revenue.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the nine months ended September 30, 2010 and 2009, product development costs were 10% and 9% of revenue from software and processing solutions, respectively.
Depreciation and amortization as a percentage of total revenue was 6% and 5% in the nine-month periods ended September 30, 2010 and 2009, respectively, primarily due to capital expenditures supporting FS and AS.
Amortization of acquisition-related intangible assets as a percentage of total revenue was 10% in each of the nine months ended September 30, 2010 and 2009. The $33 million decrease is primarily due to a $25 million reduction in impairment charges.
We recorded goodwill impairment charges of $296 million in PS and $32 million in HE in the three months ended September 30, 2010. For the nine months ended September 30, 2010, HE managed services represented approximately 27% of HE revenue and 26% of HE income from operations, which excludes the impairment charge. See note 2 of Notes to Consolidated Financial Statements for further discussion.
Merger and other costs are primarily costs incurred for the shutdown of the professional trading portion of the broker/dealer business. We expect to incur up to an additional $2 million to $4 million related to this shutdown during the remainder of 2010.
Interest expense was $479 million and $471 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in interest expense was due primarily to interest rate increases mainly due to amending the term loan in 2009 and increased average borrowings under our receivables facility, partially offset by reduced borrowings under our revolving credit facility.

Other income was $4 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease is primarily attributable to a $4 million decrease in foreign currency transaction gains related to our Euro denominated term loan.
The effective income tax rates for the nine months ended September 30, 2010 and 2009 were a benefit of 8% and 13%, respectively. The rate in the nine months ended September 30, 2010 reflects nondeductible goodwill impairment partially offset by the different mix of taxable income in various jurisdictions as well as our ability to fully utilize foreign tax credits. The rate in the nine months ended September 30, 2009 reflects changes in the overall projected taxable position for the year and the expected mix of taxable income in various jurisdictions, and limitations on our ability to utilize certain foreign tax credits.
Accreted dividends on SCCII’s cumulative preferred stock were $147 million and $132 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.
Liquidity and Capital Resources:
At September 30, 2010, cash and equivalents were $787 million, an increase of $123 million from December 31, 2009. Cash flow provided by operations was $432 million in the nine months ended September 30, 2010 compared to $364 million in the nine months ended September 30, 2009. The increase in cash flow from operations is due primarily to the termination in December 2008 of our off-balance sheet accounts receivable securitization program, which reduced 2009 operating cash flow and a $50 million tax refund received in the first quarter of 2010, partially offset by a decline in earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and calculated below).
Net cash used in investing activities was $275 million in the nine months ended September 30, 2010, comprised of cash paid for property and equipment and other assets, two businesses acquired in our FS segment and one business acquired in our AS segment. Net cash used in investing activities was $264 million in the nine months ended September 30, 2009, comprised of cash paid for property and equipment and other assets, one business acquired in each of our FS and PS segments and payment of a contingent purchase obligation.
Net cash used in financing activities was $32 million for the nine months ended September 30, 2010, primarily related to quarterly principal payments on the term loans, partially offset by increased borrowings under our receivables facility. Net cash used in financing activities was $608 million for the nine months ended September 30, 2009, primarily related to repayment at maturity of the $250 million senior secured notes and repayment of $500 million of borrowings under the revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees). At September 30, 2010, no amount was outstanding under the revolving credit facility and $277 million was outstanding under the receivables facility, which represented the full amount available for borrowing based on the terms and conditions of the facility. In early 2010, we entered into interest rate swap agreements, with an aggregate notional amount of $500 million, which expire in May 2013 under which we pay fixed interest payments (at 1.99%) for the term of the swaps and, in turn, receive variable interest payments based on three-month LIBOR.
On September 30, 2010, SunGard entered into an Amended and Restated Credit and Security Agreement (“Agreement”) related to its receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) extended the maturity date to September 30, 2014, (c) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at September 30, 2010 was 3.76%, and (d) amended certain terms.
At September 30, 2010, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses could total $15 million, all of which could be due in the next 12 months, but which we only expect to pay $0.3 million. We also have outstanding letters of credit and bid bonds that total approximately $48 million.
At September 30, 2010, we have outstanding $8.30 billion in aggregate indebtedness, with additional borrowing capacity of $796 million under the revolving credit facility (after giving effect to outstanding letters of credit). Of the $829 million of revolving credit commitments (before giving effect to outstanding letters of credit), $249 million will terminate on August 11, 2011. The remaining $580 million will terminate on May 11, 2013.
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
Adjusted EBITDA is calculated as follows (in millions):

					Last Twelve
	Three Months Ended		Nine Months Ended		Months
	September 30,		September 30,		September 30,
	2009	2010	2009	2010	2010
Net income (loss)	$(40)	$(378)	$(81)	$(453)	$(1,490)
Interest expense, net	160	159	465	477	642
Taxes	(3)	(10)	(12)	(39)	(100)
Depreciation and amortization	224	199	619	591	803
Goodwill impairment charge	—	328	—	328	1,454

EBITDA	341	298	991	904	1,309
Purchase accounting adjustments (a)	5	3	13	10	14
Non-cash charges (b)	8	9	25	30	42
Restructuring and other charges (c)	4	12	21	37	57
Acquired EBITDA, net of disposed EBITDA (d)	1	—	2	5	6
Pro forma expense savings related to acquisitions (d)	1	1	3	2	3
Other (e)	17	15	6	6	6

Adjusted EBITDA — senior secured credit facilities, senior notes due 2013 and 2015 and senior subordinated notes due 2015	$377	$338	$1,061	$994	$1,437

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the Transaction and for subsequent acquisitions made by the Company and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.

(c)	Restructuring and other charges include debt refinancing costs, severance and related payroll taxes, reserves to consolidate certain facilities, settlements with former owners of acquired companies and certain other expenses associated with acquisitions made by the Company.

(d)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(e)	Other includes foreign currency translation gains or losses related to debt denominated in other than the functional currency, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.

The covenant requirements and actual ratios for the twelve months ended September 30, 2010 are as follows. All covenants are in compliance.

	Covenant		Actual
	Requirements		Ratios
Senior secured credit facilities (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.70	x	2.46	x

Maximum total debt to Adjusted EBITDA	6.25	x	5.08	x

Senior notes due 2013 and 2015 and senior subordinated notes due 2015 (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00	x	2.45	x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.70x for the four-quarter period ended December 31, 2009 and increasing over time to 1.80x by the end of 2010 and to 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2009, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of September 30, 2010, we had $4.67 billion outstanding under the term loan facilities and available commitments of $796 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2013 and 2015 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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
At September 30, 2010, we had total debt of $8.30 billion, including $4.94 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $3.25 billion of our variable rate debt. Swap agreements that expire in February 2011 with a notional value of $800 million effectively fix our interest rates at 5.00%. Swap agreements expiring in February 2011 with a notional value of $750 million effectively fix our interest rates at 3.17%. Swap agreements expiring in February 2012 with a notional value of $1.2 billion effectively fix our interest rates at 1.78%. Swap agreements expiring in May 2013 with a notional value of $500 million effectively fix our interest rates at 1.99%. Our remaining variable rate debt of $1.70 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $17 million per year. Upon the expiration of each interest rate swap agreement in February 2011, February 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $32 million, $44 million and $49 million per year, respectively.
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

10.1
Form of Indemnification Priority and Information Sharing Agreement dated October 28, 2010 among each Sponsor and its affiliated funds and SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC and SunGard Data Systems Inc.

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

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II
Dated: October 29, 2010	By:	/s/ Robert F. Woods
Robert F. Woods
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.
Dated: October 29, 2010	By:	/s/ Robert F. Woods
Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

10.1
Form of Indemnification Priority and Information Sharing Agreement dated October 28, 2010 among each Sponsor and its affiliated funds and SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC and SunGard Data Systems Inc.

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