Form 10-K
period 2010-12-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2011-03-01
CIK 789388, 1337272, 1337274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Numbers:

SunGard Capital Corp.          000-53653

SunGard Capital Corp. II      000-53654

SunGard Data Systems Inc.    001-12989

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

SunGard Capital Corp. ☐	SunGard Capital Corp. II ☐	SunGard Data Systems Inc. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

SunGard Capital Corp.II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☐ No ☑

The aggregate market value of the registrants’ voting stock held by nonaffiliates is zero. The registrants are privately held corporations.

The number of shares of the registrants’ common stock outstanding as of February 15, 2011:

SunGard Capital Corp.:	255,240,191 shares of Class A common stock and 28,359,958 shares of Class L common stock
SunGard Capital Corp. II:	100 shares of common stock
SunGard Data Systems Inc.:	100 shares of common stock

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

Who We Are

We are one of the world’s leading software and technology services companies. We provide software and technology services to financial services, higher education and public sector organizations. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software. We serve more than 25,000 customers in more than 70 countries. Our high quality software solutions, excellent customer support and specialized technology services result in strong customer retention rates across all of our business segments and create long-term customer relationships. We believe that we are one of the most efficient operators of mission-critical IT solutions as a result of the economies of scale we derive from serving multiple customers on shared processing platforms.

We have four business segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”).

FS provides mission-critical software and technology services to virtually every type of financial services institution, including buy-side and sell-side institutions, third-party administrators, wealth managers, retail banks, insurance companies, corporate treasuries and energy trading firms. Our broad range of complementary software solutions and associated technology services help financial services institutions automate the business processes associated with trading, managing portfolios and accounting for investment assets.

HE provides software and technology services primarily to colleges and universities as well as to school districts. Education institutions rely on our broad portfolio of solutions and technology services to improve the way they teach, learn, manage and connect with their constituents.

PS provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, utilities and other public sector institutions as well as nonprofits.

AS provides disaster recovery services, managed services, information availability consulting services and business continuity management software to 10,000 customers in North America and Europe. With five million square feet of data center and operations space, AS assists IT organizations across virtually all industry and government sectors to prepare for and recover from emergencies by helping them minimize their computer downtime and optimize their uptime. Through direct sales and channel partners, AS helps organizations ensure their people and customers have uninterrupted access to the information systems they need in order to do business.

We were acquired in August 2005 in a leveraged buy-out (“LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG. As a result of the LBO, we are highly leveraged and our equity is not publicly traded.

Our Sponsors continually evaluate various strategic alternatives with respect to the Company, including a potential spin-off of the AS business to our current equity holders. We expect that if we were to spin-off any business segment, that business segment would incur new debt and we would repay a portion of our existing indebtedness. Additionally, it is possible that along with any spin-off, we would receive cash proceeds from an issuance of equity of one of our Parent Companies. There can be no assurance that we will ultimately pursue any strategic alternatives with respect to any business segment, including AS, or an equity issuance or, if we do, what the structure or timing for any such transaction would be.

To the extent required by ITEM 1 of Form 10-K, financial information regarding our business segments is included in Note 12 to our Consolidated Financial Statements on page 100.

Our Strengths

Leading franchise, attractive industry dynamics and global expansion opportunities.    We believe that our businesses have leading positions and strong customer relationships in industries with attractive growth prospects and significant opportunities for global expansion.

•

Leading industry positions.    We believe that our FS business is a leader in the sectors in which it participates within the highly fragmented global market for financial services software and technology services. We believe that our HE and PS businesses are both leading providers of software and technology services to education institutions and the public sector, respectively, and that AS is the pioneer and a leading provider in the information availability services industry. We believe that our strong customer relationships in the highly fragmented software and technology services sectors that we serve help us to maintain leading positions. Our customers use our solutions to manage their most mission-critical business processes, which we believe results in high switching costs that promote the retention of our solutions, provide opportunities to sell additional software and technology services, and create barriers to entry for other vendors. We believe that these factors provide us with competitive advantages that should enhance our growth potential.

•

Attractive industry dynamics.    We believe that over the long term each of our primary business segments has good growth potential. We believe that our FS business will benefit from several key industry dynamics: the general increase in IT spending associated with increasing compliance, regulatory and risk management requirements; the shift from internal to outsourced IT spending; and an increasing need of our customers for real time information. We anticipate that our HE business will benefit from key trends in education: investment in higher education as an essential driver of economic growth; the growing emphasis within education on performance management and data-driven decision making; the ongoing transformation of education by online and mobile technologies; and the global demand for both higher education and lifelong learning. We believe that our AS business will continue to benefit from the increasing criticality of IT availability to support day-to-day business operations and commerce. We believe that our strong relationships with our customers in the relatively fragmented software and processing sectors that we serve and our extensive experience and the significant total capital that we have invested in AS help us to maintain leading positions. We believe that these factors should provide us with competitive advantages and enhance our growth potential.

•

Global opportunities.    We believe that our FS, HE and AS businesses will benefit from the growth in developing economies in Asia Pacific and Latin America. As financial services practices evolve and mature in these developing economies, we believe that local institutions will look to leading global software and technology services providers with deep domain expertise, a suite of proven software capabilities and a local presence to provide implementation and support. We believe that our largest customers that seek to expand their businesses around the world seek to enhance efficiency by scaling their software and processing platforms globally. We believe that our industry footprint, global delivery capabilities and suite of solutions will provide us a competitive advantage.

Highly attractive business model.    We have substantial recurring revenue, maintain a diversified and stable customer base and generate significant operating cash flow.

•

Extensive portfolio of software and technology services across our businesses with substantial recurring revenue.    With a large portfolio of proprietary products and services in each of our four business segments, we have a diversified and stable business. With the exception of our broker/dealer business, we believe that our FS revenue is more insulated from changes in trading and transaction volumes than the financial services industry at large because our FS customers generally pay us monthly fees that are based on metrics such as number of accounts, trades or transactions, users or number of hours of service. Our portfolio of solutions and the largely recurring nature of our revenue across all four of our segments have reduced volatility in our revenue and operating income. Moreover, our specialized technology services and customized solutions help support and automate our customers’ mission-critical business processes and help increase the level of efficiency for our customers, which we believe reduces customer defections to other vendors or to in-house solutions.

•

Diversified and stable customer base.    Our base of more than 25,000 customers includes most of the world’s largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, higher education institutions, school districts, local governments and not-for-profit organizations. Our AS business serves customers across virtually all industries. In addition, our track record of helping our customers improve their operational efficiency, achieve high levels of availability and address regulatory requirements results in stable, long-term customer relationships. Our revenue is highly diversified by customer and product. During each of the past three fiscal years, no single customer has accounted for more than 10% of total revenue. On average for the past three fiscal years, services revenue has been approximately 90% of total revenue. About 70% of services revenue is highly recurring as a result of multiyear contracts and is generated from (1) software-related services including software maintenance and support, processing and rentals and (2) recovery and managed services. The remaining services revenue includes (1) professional services, which are recurring in nature as a result of long-term customer relationships, and (2) broker/dealer fees, which are largely correlated with trading volumes.

•

Significant operating cash flow generation.    We are able to generate significant operating cash flows because of our strong operating margins. Our strong and predictable cash flow allows us to meet our significant debt-service requirements and make discretionary investments to grow the business, both by investing in new products and services and through acquisitions.

Experienced management team with track record of success with proper incentives.    Our management team has a long track record of operational excellence, has a proven ability to expand our business by adding new solutions through both internal development and the acquisition and integration of complementary businesses, and is highly committed to our Company’s growth.

•

Long track record of operational excellence at a large scale.    Our experienced management team has proven capabilities in both running a global business and managing numerous applications that are important to our customers. Under their leadership, our businesses have expanded into new geographic markets, invested in developing new solutions and enhancing our technology services, met stringent customer and industry requirements and successfully incorporated new acquisitions. Our FS solutions support over 14,000 customers and process over ten million transactions per day. In our HE business, more than 1,800 organizations including colleges, universities, campuses, foundations and state systems use our solutions to serve more than 14 million students worldwide. Our PS products are used by agencies that serve more than 115 million citizens in North America. Our AS business is the pioneer and a leading provider in the information availability services industry and has 10,000 customers.

•

Experienced management team with appropriate incentives.    Our executive officers have on average more than 15 years of industry experience. As part of the LBO, many of our senior managers committed significant personal capital to our Company.

Our Business Strategy

We are focused on expanding our position not only as a leading provider of software and technology services for financial services, higher education and public sector organizations, but also as the provider of choice for a wide range of information availability services and managed services for IT departments in companies across virtually all industries. Our strategy is to leverage our extensive customer base, deep domain knowledge and understanding of how to apply technology to support mission-critical business processes to produce innovative products and services. In pursuing expansion of our business, we emphasize fiscal discipline, sustainable revenue growth, improving margins and significant operating cash flow generation. The following are key objectives of our growth strategy:

Expand our industry-leading franchise.    We constantly enhance our product and service offerings across our portfolio of businesses, leverage our customer relationships, and look to acquire complementary businesses at attractive valuations.

•

Enhance our products and expand our technology services.    We continually support, upgrade and enhance our products to incorporate new technologies, meet the needs of our customers for increased operational efficiency and comply with new industry regulations and requirements. Our strong base of recurring revenue drives high operating margins that allow us to reinvest in our products and technology services. In 2010 and 2009, product development expenses were 10% and 9%, respectively, of our revenue from software and processing solutions. We have invested in building a global services organization comprising more than 5,000 consultants and developers with deep domain expertise to help customers develop, deploy and operate software solutions wherever and however they do business. We believe that our ability to offer a broad range of technology services including advisory services, systems integration, application development and managed services will help increase customer satisfaction as well as our share of the total IT budget of our customers.

•

Innovate to provide new solutions.    We continue to introduce innovative products and services in all four of our business segments. Since the LBO in 2005, we have been able to invest in strategic growth initiatives to balance short-term and long-term growth. These initiatives have included launching Infinity, a software-as-a-service (“SaaS”) initiative that offers financial services institutions a software development environment, business process management (“BPM”) platform and on-demand SaaS components. In our HE business, we launched Open Digital Campus, an open-source initiative that brings together our extensive user community in order to accelerate the availability of functionality. In our PS business, we launched ONESolution, a software suite that enables local government agencies to access information and share data through mobile computer, computer-aided dispatch and Internet technologies. In our AS business, we launched enterprise cloud computing, which will help customers tap into the efficiency and cost advantages of a fully managed cloud environment with enterprise-grade application availability and security. We believe that our focus on innovation will help us increase our penetration of new and existing market sectors.

•

Automate key financial services industry transaction and information flows.    We help our FS customers automate their mission-critical business processes internally and between their counterparties and trading partners by providing a network and technology infrastructure. Our global transaction network helps financial services institutions address the connectivity challenges of trading new instruments and accessing new trading venues worldwide. Our financial management network helps corporations drive maximum value from working capital and reduce risk by automating their interactions with their trading partners, suppliers and banks. We believe that by continuing to link organizations across their business ecosystem we will help strengthen our position as a leading provider of mission-critical software and technology services to the financial services industry.

•

Deepen our customer relationships.    We focus on developing mutually beneficial, long-term relationships with our customers. We look to maximize cross-selling opportunities, bundle solutions and maintain a high level of customer satisfaction. Our FS global account management program allows us to gain access to senior decision makers, maintain account control and better target potential cross-selling and new business opportunities.

•

Expand in emerging countries with high growth rates for software and technology services.    We seek to grow our business in developing economies including China, India and Brazil, where there is growing demand for software and technology services from the sectors we serve. We have established our presence in these and other emerging countries by investing in local sales, marketing and support personnel, by customizing our products to meet the needs of the market and by acquiring businesses.

•

Acquire and integrate complementary businesses.    We seek to acquire businesses that complement our existing product and technology service offerings, expand our footprint in new markets and strengthen our leadership positions, and that will provide us with a suitable return on investment. We have a highly disciplined program to identify, evaluate and integrate acquisitions. Before committing to an acquisition, we devote significant resources to due diligence and to developing post acquisition integration plans, including the identification and quantification of potential cost savings and synergies. Since 1986, we have successfully completed the acquisition of over 175 businesses. We believe that our acquisition program has contributed significantly to our long-term growth and success.

Focus on increasing recurring revenue and implementing operational improvements.    We continue to focus on increasing our recurring revenue base and implementing incremental operational improvements.

•

Increase our recurring revenue base.    We strive to generate a high level of recurring revenue and stable cash flow from operations. We charge customers monthly subscription fees under multiyear contracts and will continue to pursue these types of arrangements because they offer high levels of revenue stability and visibility. We seek to renew existing contracts with multiyear terms, add new services and capabilities that produce recurring revenues and shift our mix of new business from on-premise software to software-as-a-service based on a subscription model.

•

Implement incremental operational improvements.    We continue to implement operational improvements to further increase revenue, reduce costs and improve cash flow from operations. These include expanding the global account management program within FS to include large regional institutions, capitalizing on our global services organization to offer a broader range of services to our customers, implementing new SaaS solutions to help accelerate time-to-market and serve new markets, and continuing to consolidate data centers within FS. Within AS, numerous initiatives are underway or have been recently completed that will streamline our direct sales model, increase the level of automation within the service delivery process, and maximize our return on investments in data center personnel and facility space.

Business Segment Overview

What We Do

Financial Systems

FS provides mission critical software and technology services to financial services institutions, corporate and government treasury departments and energy companies. Our solutions automate the many complex business processes associated primarily with trading, managing investment portfolios and accounting for investment assets, and also address the processing requirements of a broad range of users within the financial services sector. In addition, we provide technology services that focus on application implementation and integration of these solutions, custom software development and application management. Since our inception, we have consistently enhanced our solutions to add new features, process new types of financial instruments, meet new regulatory requirements, incorporate new technologies and meet evolving customer needs.

We deliver many of our solutions as an application-service provider, primarily from our data centers located in North America and Europe that customers access through the Internet or virtual private networks. We also deliver some of our solutions by licensing the software to customers for use on their own computers and premises.

Our FS business offers software and technology services to a broad range of users, including asset managers, chief financial officers, compliance officers, custodians, fund administrators, insurers and reinsurers, market makers, plan administrators, registered investment advisors, treasurers, traders and wealth managers. Effective January 1, 2011, we realigned our FS businesses to better serve the needs of our customers. To provide our solutions, FS is grouped into businesses that focus on the specific requirements of our customers, as follows:

Asset Management:    We offer solutions that help institutional investors, hedge funds, private equity firms, fund administrators and securities transfer agents improve both investment decision-making and operational efficiency, while managing risk and increasing transparency. Our solutions support every stage of the investment process, from research and portfolio management, to valuation, risk management, compliance, investment accounting, transfer agency and client reporting.

Banking:    We provide banks with an integrated solution suite for asset/liability management, budgeting and planning, regulatory compliance and profitability. Our solutions also manage all aspects of universal banking including back-office transaction processing, front-office multichannel delivery, card management and payments.

Corporate Liquidity:    Our solutions for corporate liquidity help businesses facilitate connectivity between their buyers, suppliers, banks, data providers and other stakeholders to increase visibility of cash, improve communication and response time, reduce risk, and help drive maximum value from working capital. Our end-to-end collaborative financial management framework helps chief financial officers and treasurers bring together receivables, treasury and payments for a single view of cash and risk, and to optimize business processes for enhanced liquidity management.

Global Trading:    Our global trading solutions help buy- and sell-side firms achieve increased performance, low latency and execution across multiple platforms, asset classes and markets. We provide equities, futures, fixed income, options and energy traders with trading, risk management, compliance and surveillance solutions. Linking buy-side firms to brokers, we provide access to liquidity pools as well as order management, advanced execution and smart order routing.

Insurance:    We provide solutions for the insurance industry in each of the following major business lines: life and health, annuities and pensions, property and casualty, reinsurance and asset management. Our software and services support functions from the front office through the back office, from customer service, policy administration and actuarial calculations to financial and investment accounting and reporting.

Position, Risk & Operations:    Our solutions for position, risk and operations help banks, broker/dealers and futures commission merchants increase the efficiency and transparency of securities and derivatives processing. Our solutions also provide accounting, securities financing, data management and tax reporting across multiple platforms, asset classes and markets. Supporting the entire trade lifecycle from execution to settlement, we provide centralized transactional databases that deliver consolidated views of positions and risk.

Wealth Management:    We provide wealth management solutions that help banks, trust companies, brokerage firms, insurance firms, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed as stand-alone products, or as part of an integrated wealth management platform.

Additionally, FS has a business unit with the purpose of managing and advancing technology, deployment and distribution strategies including advanced-technology development and deployment frameworks and system components such as market data and time-series components, and valuation, risk and compliance engines. The business unit helps financial institutions develop and deploy custom applications, integrates SunGard system components with proprietary or third party components, and implements BPM solutions in a virtualized, SaaS environment.

FS also has a global services organization that delivers business consulting, technology and professional services for financial services institutions, energy companies and corporations. Leveraging our global delivery model, more than 5,000 consultants and developers worldwide help customers manage their complex data needs, optimize end-to-end business processes and assist with systems integration, while providing full application development, maintenance, testing and support services.

Higher Education

HE provides software and technology services to colleges and universities, including community colleges, liberal arts colleges, public universities, private colleges, for profit institutions, foundations, state systems and international institutions, to help them support communities of learners. HE also provides software and services to school districts (K-12). Our strategy, which we call the Open Digital Campus, combines our deep expertise in higher education with alternative delivery models, modular software components and modern technologies that help universities and colleges design and build their next-generation digital campuses. Our HE solutions include:

Academics & Student Success:    We provide solutions to help institutions monitor student progress, identify at-risk students and intervene to provide them with timely support. We provide specialized expertise to help academic departments create online courses and academic programs and to help institutions identify funding opportunities and secure grants from foundations, governmental and other funding sources.

Alumni Relations & Development:    Our solutions help advancement officers, alumni relations directors and fund-raisers to cultivate relationships with alumni, institutional donors and friends. Using these solutions, institutions plan and execute capital and other fundraising campaigns and orchestrate opportunities for ongoing interaction to deepen relationships among alumni and other members of the extended educational community.

Business Intelligence:    We offer software solutions and technology services to support enterprise reporting, performance management and data-driven decision making. We provide functionally focused performance management applications for enrollment management officers in the areas of recruiting, admissions and student retention, as well as performance management solutions for advancement officers.

Community & Relationship Management:    We provide solutions that help institutional personnel cultivate relationships and manage personalized interaction with students from the first point of contact through admissions, the student’s campus experience, to graduation and beyond. We also provide campus portal and communications solutions that serve as the focal point for providing information and services to members of the campus community.

Enabling Technologies:    Our solutions provide institutions with technologies and services to help them manage institutional information and business processes. Our data integration technologies and services facilitate the interoperation of our systems and diverse third-party systems within the digital campus. Our identity and access management services aid in maintaining the security of campus data and systems. Our mobile platform and mobile application development services provide our customers with a community-sourced approach to developing, deploying and supporting mobile applications.

Finance & Human Capital Management:    We provide financial management solutions tailored to the unique business structure of colleges and universities, including specialized functions to address education-specific needs such as faculty compensation tracking, travel and expense management, and integration with student administration systems.

IT Management Services:    Our managed services provide expertise to augment the in-house capabilities of our customers in administering, managing and supporting IT needs and other mission-critical functions. We provide institutions with IT management resources and expertise including staffing of chief information officers and other IT staff to efficiently augment or strategically source IT support. We fulfill a full spectrum of IT needs, extending from application hosting and management to systems implementation, infrastructure management, 24/7 help desk support, project management, reporting and institutional research support and technology management.

K-12 Education:    We provide administrative information software solutions and related implementation and support services for K-12 school districts and private schools throughout the United States. Our software and technology services help school districts improve the efficiency of their operations and use Web-based technologies to serve their constituents. We offer a fully integrated suite of products for student information, learning management, special education, financial and human resource activities. Effective January 1, 2011, our K-12 Education business was moved from our PS segment into our HE segment.

Student Services:    Our solutions help colleges and universities manage the student lifecycle from recruiting and admissions through registration, financial aid, student retention and completion. We offer end-to-end student administration systems, as well as applications to support specialized student services functions. We also provide expertise to help customers improve their recruiting effectiveness.

Public Sector

PS provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, utilities and public sector institutions as well as nonprofits. More than 115 million citizens in North America live in municipalities that rely on our products and services.

Our public administration solutions support a range of specialized enterprise resource planning and administrative processes for functions such as accounting, human resources, payroll, utility billing, land management and managed IT services. Public safety and justice agencies use our solutions to manage emergency dispatch operations, citizen and incident records, mobile computing in the field, and the operation of courts and jails. Our e-Government solutions help local governments to use the Internet and wireless technologies to serve their constituents. Our PS software and service solutions help our customers connect staff, departments and citizens to help improve the quality of life in the communities they serve. In December 2010, we sold our Public Sector U.K. operation.

Availability Services

AS helps our customers improve the resilience of mission critical systems. We do this by designing, implementing and managing cost-effective solutions using people, process and technology to address enterprise IT availability needs. Since we pioneered commercial disaster recovery in the 1970s, we believe that our specialization in information availability solutions, together with our experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, have uniquely positioned us to meet customers’ varied needs in an environment in which businesses are critically dependent on availability of IT. We have a comprehensive portfolio of services that extend from always ready standby services to high availability advanced recovery services and always on production and managed services, including planning and provisioning of enterprise cloud computing and SaaS platforms. We also provide business continuity management software and consulting services to help our customers design, implement and maintain plans to protect their central business systems. To serve our 10,000 AS customers, we have 5,000,000 square feet of data center and operations space at over 80 facilities in over ten countries. Since our inception, we have helped our customers recover from unplanned interruptions resulting from major disasters including the Gulf Coast hurricanes in 2008, widespread flooding in the U.K. in 2007, hurricane Katrina and Gulf Coast hurricanes in 2005, Florida hurricanes in 2004, the Northeast U.S. blackout in 2003 and the terrorist attacks of September 11, 2001.

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

Recovery Services:    AS helps customers maintain access to the information and computer systems they need to run their businesses by providing cost-effective solutions to keep IT systems operational and secure in the event of an unplanned business disruption. These business disruptions can range from man-made events (e.g., power outages, telecommunications disruptions and acts of terrorism) to natural disasters (e.g., floods, hurricanes and earthquakes). AS offers a complete range of recovery services, depending on the length of time deemed acceptable by customers for IT systems outage — ranging from minutes (for mission-critical applications) to several hours or several days (for non-mission-critical applications). We deliver these services using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers, which results in economies of scale for us and cost-effectiveness for our customers. These shared services range from basic standby systems recovery services, workforce continuity services, and mobile recovery options to blended “advanced recovery” or “high availability” solutions that typically combine systems recovery services with dedicated data storage resources that allow customers to replicate data to one of our sites, helping them minimize data loss and reduce recovery times.

Managed Services:    AS provides IT infrastructure and production services that customers use to run their businesses on a day-to-day basis. These services range from co-located IT infrastructure (e.g., where AS provides data center space, power, cooling and network connectivity) to fully managed infrastructure services (e.g., where AS fully manages the daily operation of a customer’s IT infrastructure). Some managed services require dedicated processors, servers, storage devices, networks and other resources, which are either obtained by the customer or provided by us for the customer’s exclusive use. Other managed services are provided on shared infrastructure. Managed services are designed in a flexible manner that allows customers to choose the services they need from a menu of options delivered on pre-agreed schedules or on an on-demand basis. Therefore, the combination of selected managed services is unique to each customer, with solutions crafted to meet that customer’s specific needs. Managed services help customers augment their IT resources and skills without having to hire full-time internal IT staff and invest in infrastructure that is not fully used all the time. In 2010, we launched enterprise-grade cloud services and will continue to expand our cloud offering in 2011.

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

Acquisitions

To complement our organic growth, we have a highly disciplined program to identify, evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2010, we spent approximately $82 million in cash to acquire four businesses.

The following table lists the businesses we acquired in 2010:

Acquired Company/Business	Date Acquired	Description
InMatrix Holdings	01/29/10	Provides credit risk management solutions for commercial lending primarily to the banking industry.

365 Hosting Limited	03/11/10	Provides cloud computing and data center managed IT services.

Fox River Execution Technology, LLC	07/19/10	Registered broker/dealer that provides algorithmic trade execution.

Mindwell AB	10/05/10	Swedish financial technology consulting services firm.

Product Development

We continually support, upgrade and enhance our systems and develop new products to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology. FS continues to transform some of the key functionality of its core systems into components for its new software development and on-demand delivery environment called Infinity. Infinity enables financial institutions to develop and deploy custom applications, integrating SunGard components with their own proprietary or third party components. Infinity uses SunGard’s Common Services Architecture (“CSA”), a service-oriented architecture (“SOA”) development framework, offering BPM and a virtualized, SaaS infrastructure.

Our expenditures for software development during the years ended December 31, 2008, 2009 and 2010, including amounts that were capitalized, totaled approximately $325 million, $364 million and $385 million, respectively. In 2008, 2009 and 2010, software development expenses were 8%, 9% and 10%, respectively, of revenue from software and processing solutions. These amounts do not include routine software support costs that are included in cost of sales, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our FS and HE solutions are marketed throughout North America and Western Europe and many are marketed worldwide, including Asia-Pacific, Central and Eastern Europe, the Middle East, Africa and Latin America. Our PS solutions are marketed primarily in North America. Our AS solutions are marketed primarily in North America and Europe, with a focus on both new accounts and existing accounts. Our revenue from sales outside the United States during the years ended December 31, 2008, 2009 and 2010 totaled approximately $1.45 billion, $1.50 billion and $1.56 billion, respectively.

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

Competition

Because most of our computer services and software solutions are specialized and technical in nature, most of the niche areas in which we compete have a relatively small number of significant competitors. Some of our existing competitors and some potential competitors have substantially greater financial, technological and marketing resources than we have.

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

Employees

As of December 31, 2010, we had approximately 20,100 employees. Our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS). We believe that our employee relations are excellent.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures relating to our senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Our business depends to a significant degree on the financial services industry, and a weakening of, or further consolidation in, or new regulations affecting, the financial services industry could adversely affect our business and results of operations.

Because our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, our business and financial results may suffer. If financial services firms continue to consolidate, there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate on a non-SunGard system, which could have an adverse effect on our financial results.

To the extent new regulations adopted negatively impact the business, operations or financial condition of our customers, our business and financial results could be adversely affected. We could be required to invest a significant amount of time and resources to comply with additional regulations or to modify the manner in which we provide products and services to our customers; and such regulations could limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones at all or in a timely manner, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business and financial results.

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

Our application service provider systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our global trading and position, risk and operations systems maintain account and trading information for our customers and their clients, and our wealth management and insurance systems maintain investor account information for retirement plans, insurance policies and mutual funds. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

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

Certain of our customer contracts, particularly those with governments, institutions of higher education and school districts, may be partly or completely terminated by the customer due to budget cuts or sometimes for any reason at all. These types of clauses are often called “fiscal funding” or “termination for convenience” clauses. If a customer exercises one of these clauses, the customer would be obligated to pay for the services we performed up to the date of exercise, but would not have to pay for any further services. In addition, governments, institutions of higher education and school districts may require contract terms that differ from our standard terms. While we have not been materially affected by exercises of these clauses or other unusual terms in the past, we may be in the future. If customers that collectively represent a substantial portion of our revenue were to invoke the fiscal funding or termination for convenience clauses of their contracts, our future business and results of operations could be adversely affected.

If we fail to comply with government regulations in connection with our business or providing technology services to certain financial institutions, our business and results of operations may be adversely affected.

Because we act as a third-party service provider to financial institutions and provide mission-critical applications for many financial institutions that are regulated by one or more member agencies of the Federal Financial Institutions Examination Council (“FFIEC”), we are subject to examination by the member agencies of the FFIEC. More specifically, we are a Multi-Regional Data Processing Servicer of the FFIEC because we provide mission critical applications for financial institutions from several data centers located in different geographic regions. As a result, the FFIEC conducts periodic reviews of certain of our operations in order to identify existing or potential risks associated with our operations that could adversely affect the financial institutions to whom we provide services, evaluate our risk management systems and controls, and determine our compliance with applicable laws that affect the services we provide to financial institutions. In addition to examining areas such as our management of technology, data integrity, information confidentiality and service availability, the reviews also assess our financial stability. Our incurrence of significant debt in connection with the LBO increases the risk of an FFIEC agency review determining that our financial stability has been weakened. A sufficiently unfavorable review from the FFIEC could result in our financial institution customers not being allowed to use our technology services, which could have a material adverse effect on our business and financial condition.

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

A portion of our revenue is generated outside the United States, primarily from customers located in Europe. Over the past few years we have expanded our operations in India and acquired businesses in China and Singapore in an effort to increase our presence throughout Asia Pacific. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected or unfavorable changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

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

We may be sued for violating the intellectual property rights of others.

The software industry is characterized by the existence of a large number of trade secrets, copyrights and the rapid issuance of patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may unknowingly violate the intellectual property rights of others. Some of our competitors or other third parties may have been more aggressive than us in applying for or obtaining patent protection for innovative proprietary technologies both in the United States and internationally. In addition, we use a limited amount of open source software in our products and may use more open source software in the future. Because open source software is developed by numerous independent parties over whom we exercise no supervision or control, allegations of infringement for using open source software are possible. Although we monitor our use and our suppliers’ use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.

As a result of all of these factors, there can be no assurance that in the future third parties will not assert infringement claims against us and preclude us from using a technology in our products or require us to enter into royalty and licensing arrangements on terms that are not favorable to us, or force us to engage in costly infringement litigation, which could result in us paying monetary damages or being forced to redesign our products to avoid infringement. Additionally, our licenses and service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of the intellectual property rights of third parties with respect to our products or services. We might have to defend or indemnify our customers to the extent they are subject to these types of claims. Any of these claims may be difficult and costly to defend and may lead to unfavorable judgments or settlements, which could have a material adverse effect on our reputation, business and financial results. For these reasons, we may find it difficult or costly to add or retain important features in our products and services.

At present, we are vigorously defending a number of patent infringement cases. While we do not believe we have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate materially adversely affect our financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against us in the same reporting period, it could have a material adverse effect on our business and financial results.

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

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. We regularly are under audit by tax authorities. Although we believe our tax provision is reasonable, the final determination of our tax liability could be materially different from our historical income tax provisions, which could have a material effect on our financial position, results of operations or cash flows. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have a material adverse effect on our business and financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased Availability Services facilities in Philadelphia, Pennsylvania (629,800 square feet), Carlstadt, New Jersey (661,000 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey; Birmingham, Alabama; Burlington, Massachusetts; Hopkins, Minnesota; Ridgefield, New Jersey; and Wayne, Pennsylvania. We believe that our leased and owned facilities are adequate for our present operations.

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

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of February 15, 2011, there were 197 holders of record of each of Class A common stock and Class L common stock of SCC, and there was one holder of record of common stock of SunGard.

See ITEM 7-LIQUIDITY AND CAPITAL RESOURCES—COVENANT COMPLIANCE for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

SunGard Capital Corp.

(in millions)	2006	2007	2008	2009	2010
Income Statement Data(1)(2)
Revenue	$4,120	$4,697	$5,401	$5,332	$4,992
Operating income (loss)	520	633	632	(581)	268
Loss from continuing operations	(123)	(57)	(92)	(1,121)	(390)
Income (loss) from discontinued operations	7	(3)	(150)	4	(180)
Net loss	(116)	(60)	(242)	(1,117)	(570)

Balance Sheet Data(1)
Total assets	$14,682	$14,842	$15,778	$13,980	$12,968
Total short-term and long-term debt	7,439	7,485	8,875	8,315	8,055
Equity	3,394	3,384	2,869	1,914	1,452

SunGard Capital Corp. II

(in millions)	2006	2007	2008	2009	2010
Income Statement Data(1)(2)
Revenue	$4,120	$4,697	$5,401	$5,332	$4,992
Operating income (loss)	520	634	632	(581)	268
Loss from continuing operations	(125)	(57)	(92)	(1,122)	(390)
Income (loss) from discontinued operations	7	(3)	(150)	4	(180)
Net loss	(118)	(60)	(242)	(1,118)	(570)

Balance Sheet Data(1)
Total assets	$14,673	$14,840	$15,778	$13,980	$12,968
Total short-term and long-term debt	7,439	7,485	8,875	8,315	8,055
Stockholders’ equity	3,524	3,505	3,011	2,026	1,567

SunGard Data Systems Inc.

(in millions)	2006	2007	2008	2009	2010
Income Statement Data(1)(2)
Revenue	$4,120	$4,697	$5,401	$5,332	$4,992
Operating income (loss)	520	634	632	(581)	268
Loss from continuing operations	(125)	(57)	(92)	(1,122)	(390)
Income (loss) from discontinued operations	7	(3)	(150)	4	(180)
Net loss	(118)	(60)	(242)	(1,118)	(570)

Balance Sheet Data(1)
Total assets	$14,671	$14,840	$15,778	$13,980	$12,968
Total short-term and long-term debt	7,439	7,485	8,875	8,315	8,055
Stockholder’s equity	3,574	3,556	3,063	2,067	1,607

(1)	Includes the effect of business acquisitions and dispositions from the date of each event. There were ten acquisitions in 2006, eleven acquisitions in 2007, six acquisitions in 2008, three acquisitions in 2009 and four acquisitions in 2010. Three businesses were sold in 2006, four businesses were sold in 2008, two businesses were sold in 2009 and one business in 2010 which is presented as discontinued operations.

(2)	Included in 2007 loss from continuing operations is $28 million of expense associated with the early retirement of the $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

Included in 2008 loss from discontinued operations is a goodwill impairment charge of $128 million, and included in 2008 loss from continuing operations are intangible asset write-offs of $67 million and foreign currency losses and unused alternative financing commitment fees associated with the acquisition of GL TRADE S.A. of $17 million.

Included in 2009 loss from continuing operations is a goodwill impairment charge of $1.13 billion and intangible asset write-offs of $35 million.

Included in 2010 loss from continuing operations are goodwill impairment charges of $237 million, $58 million of expense, including tender and call premiums of $39 million, associated with the early retirement of $1.6 billion senior notes due 2013 and euro denominated term loans, and included in 2010 loss from discontinued operations are a goodwill impairment charge of $91 million and a loss on disposal of $94 million.

See Notes 2 and 6 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s leading software and technology services companies. We provide software and technology services to financial services, higher education and public sector organizations. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software. We serve more than 25,000 customers in more than 70 countries. Our high quality software solutions, excellent customer support and specialized technology services result in strong customer retention rates across all of our business segments and create long-term customer relationships. We believe that we are one of the most efficient operators of mission-critical IT solutions as a result of the economies of scale we derive from serving multiple customers on shared processing platforms.

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

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp (“SCC”). SCCII and SCC are collectively referred to as the “Parent Companies.” All four of these companies were formed for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.”

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 in a leveraged buy-out by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (the “LBO”). Our Sponsors continually evaluate various strategic alternatives with respect to the Company, including a potential spin-off of the AS business to our current equity holders. We expect that if we were to spin-off any business segment, that business segment would incur new debt and we would repay a portion of our existing indebtedness. Additionally, it is possible that along with any spin-off, we would receive cash proceeds from an issuance of equity of one of our Parent Companies. There can be no assurance that we will ultimately pursue any strategic alternatives with respect to any business segment, including AS, or an equity issuance or, if we do, what the structure or timing for any such transaction would be.

FS provides mission-critical software and technology services to virtually every type of financial services institution, including buy-side and sell-side institutions, third-party administrators, wealth managers, retail banks, insurance companies, corporate treasuries and energy trading firms. Our broad range of complementary software solutions and associated technology services help financial services institutions automate the business processes associated with trading, managing portfolios and accounting for investment assets.

HE provides software and technology services primarily to colleges and universities as well as to school districts. Education institutions rely on our broad portfolio of solutions and technology services to improve the way they teach, learn, manage and connect with their constituents.

PS provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, utilities, nonprofits and other public sector institutions.

AS provides disaster recovery services, managed IT services, information availability consulting services and business continuity management software to 10,000 customers in North America and Europe. With five million square feet of data center and operations space, AS assists IT organizations across virtually all industry and government sectors to prepare for and recover from emergencies by helping them minimize their computer downtime and optimize their uptime. Through direct sales and channel partners, AS helps organizations ensure their people and customers have uninterrupted access to the information systems they need in order to do business.

Global Economic Conditions

Current instability in the worldwide financial markets, including volatility in and disruption of the credit markets, has resulted in uncertain economic conditions. Late in 2008, a global financial crisis triggered unprecedented market volatility and depressed economic growth. In 2009, the markets began to slowly stabilize as the year progressed and continued to improve in 2010. However, the current economic conditions remain dynamic and uncertain and are likely to remain so into 2011. Irrespective of global economic conditions, we are positive about our competitive position and our current product portfolio. We believe that SunGard is well-positioned to capitalize on new opportunities to increase revenue as the global economy improves. We remain focused on executing in the areas we can control by continuing to provide high-value products and solutions while managing our expenses.

SunGard’s results of operations typically trail current economic activity, largely due to the multi-year contracts that generate the majority of our revenue. We participate in the financial services, higher education and public sector industries and, in our availability services business, across a broad cross-section of the economy. Each of these sectors, to varying degrees, has experienced some disruption. The results in 2010 reflect the impact of these challenging economic conditions. In response, we have right-sized our expense base in line with expected revenue opportunities but have continued to invest in capital spending, product development and to opportunistically acquire technology through acquisitions.

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

The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. In connection with our determination of fair values for the LBO and for other significant acquisitions, we engage independent appraisal firms to assist us with the valuation of intangible (and certain tangible) assets acquired and certain assumed obligations.

We periodically review carrying values and useful lives of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset is impaired, we make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other relevant factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

We are required to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. We complete our annual goodwill impairment test as of July 1. In step one, the estimated fair value of each reporting unit is compared to its carrying value. We estimate the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than the carrying value), a step two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For our most recent annual impairment test as of July 1, 2010, the discount rates used were 10% or 11% and perpetual growth rates used were 3% or 4%, based on the specific characteristics of the reporting unit.

Based on the results of our July 1, 2010 step one tests, we determined that the carrying value of our Public Sector North America (“PS NA”) reporting unit, Public Sector United Kingdom (“PS UK”) reporting unit, which has since been sold and is included in discontinued operations, and our Higher Education Managed Services (“HE MS”) reporting unit were in excess of their respective fair values and a step two test was required for each of these reporting units. The primary drivers for the decline in the fair value of the reporting units compared to the prior year is the reduction in the perpetual growth rate assumption used for each of these three reporting units, stemming from the disruption in the global financial markets, particularly the markets in which these three reporting units serve. Furthermore, there was a decline in the cash flow projections for the PS NA and PS UK reporting units, compared to those used in the 2009 goodwill impairment test, as a result of decline in the overall outlook for these two reporting units. Additionally, the discount rate assumption used in 2010 for the PS UK reporting unit was higher than the discount rate used in the 2009 impairment test.

A one percentage point increase in the perpetual growth rate or a one percentage point decrease in the discount rate would have resulted in our HE MS reporting unit having a fair value in excess of carrying value and a step two test would not have been required.

Prior to completing the step two tests, we first evaluated the long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, we estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step two tests to determine the implied fair value of goodwill and therefore the amount of impairment, we first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, we determined that the carrying value of goodwill exceeded its implied fair value for each of the three reporting units and recorded a goodwill impairment charge of $328 million, of which $237 million is presented in continuing operations and $91 million in discontinued operations.

We have three other reporting units, whose goodwill balances in the aggregate total $1.6 billion as of December 31, 2010, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 10% of the carrying value as of the July 1, 2010 impairment test. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause each of these reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired. Furthermore, if any of these units fail to achieve expected performance levels or experience a downturn in the business below current expectations, goodwill could be impaired.

Our remaining 10 reporting units, whose goodwill balances in aggregate total $3.7 billion as of December 31, 2010, each had estimated fair values in excess of 25% more than the carrying value of the reporting unit as of the July 1, 2010 impairment test.

During 2009, based on an evaluation of year-end results and a reduction in the revenue growth outlook for the AS business, we concluded that AS had experienced a triggering event in its North American reporting unit (“AS NA”), one of two reporting units identified in the July 1, 2009 annual impairment test where the excess of the estimated fair value over the carrying value was less than 10%. As a result, we determined that the carrying value of AS NA was in excess of its fair value. In completing the step two test, we determined that the carrying value of AS NA’s goodwill exceeded its implied fair value by $1.13 billion and recorded a goodwill impairment charge for this amount.

As a result of the change in the economic environment in the second half of 2008 and completion of the annual budgeting process, we completed an assessment of the recoverability of our goodwill in December 2008. In completing this review, we considered a number of factors, including a comparison of the budgeted revenue and profitability for 2009 to that included in the annual impairment test conducted as of July 1, 2008, and the amount by which the fair value of each reporting unit exceeded its carrying value in the 2008 impairment analysis, as well as qualitative factors such as the overall economy’s effect on each reporting unit. Based on this analysis, we concluded that the decline in expected future cash flows in one of our PS reporting units, which has since been sold and is presented in discontinued operations, was sufficient to result in an impairment of goodwill of $128 million.

Revenue Recognition

In the fourth quarter of 2010 we adopted, retrospective to the beginning of the year, the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition—Multiple—Deliverable Revenue Arrangements (“ASU 2009-13”) and Accounting Standards Update 2009-14, Software—Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements by establishing a selling price hierarchy that allows for the best estimated selling price (“BESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable. ASU 2009-14 modifies the scope of existing software guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to non-software and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality. The impact of our adoption of ASU 2009-13 and ASU 2009-14 was not material to our consolidated results of operations for 2010.

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; services have been provided; the price is fixed or determinable; and collection is reasonably assured.

We generate revenue from the following sources: (1) services revenue, which includes revenue from processing services, software maintenance and support, rentals, recovery and managed services, professional services and broker/dealer fees; and (2) software license fees, which result from contracts that permit the customer to use a SunGard product at the customer’s site.

Services revenue is recorded as the services are provided based on the fair value of each element. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue are combined and recorded based upon proportional performance, measured in the manner described above. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

With respect to software related multiple-element arrangements, sufficient evidence of fair value is defined as VSOE. If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

VSOE supporting the fair value of maintenance is based on the optional renewal rates for each product and is typically 18% to 20% of the software license fee per year. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately.

In some software related multiple-element arrangements, the services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the services are performed based on VSOE of the services.

From time to time we enter into arrangements with customers who purchase non-software related services from us at the same time, or within close proximity, of purchasing software (non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered services have value to the customer on a standalone basis; and, for an arrangement that includes a general right of return relative to the delivered services, delivery or performance of the undelivered service is considered probable and is substantially controlled by us. Where the criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

For our non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. During 2008 and 2009 the fair value of each undelivered element was determined using VSOE, and the residual method was used to assign a fair value to the delivered element if its VSOE was not available. Under the new rules for 2010 described above, the selling price for each element is based upon the following selling price hierarchy: VSOE then TPE then BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions. Since under the new hierarchy a fair value for each element will be determinable, the residual method is no longer used.

To determine the selling price in non-software multiple-element arrangements, we establish VSOE of the selling price using the price charged for a deliverable when sold separately. Where VSOE does not exist, TPE is established by evaluating similar competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine BESP for the purposes of allocating the arrangement by considering pricing practices, margin, competition, and geographies in which we offer our products and services.

Unbilled receivables are created when services are performed or software is delivered and revenue is recognized in advance of billings. Deferred revenue is created when billing occurs in advance of performing services or when all revenue recognition criteria have not been met.

We believe that our revenue recognition practices comply with the complex and evolving rules governing revenue recognition. Future interpretations of existing accounting standards, new standards or changes in our business practices could result in changes in our revenue recognition accounting policies that could have a material effect on our consolidated financial results.

Accounting for Income Taxes

We recognize deferred income tax assets and liabilities based upon the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income tax assets and liabilities are calculated based on the difference between the financial and tax bases of assets and liabilities using the currently enacted income tax rates in effect during the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Considerable judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and our estimates could have a material effect on our consolidated financial results.

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Fair value for stock options is computed using the Black-Scholes pricing model. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our consolidated financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recognized. Our ability to use the deferred tax asset is ultimately based on the actual value of the stock option upon exercise or restricted stock unit upon distribution. If the actual value is lower than the fair value determined on the date of grant, then there could be an income tax expense for the portion of the deferred tax asset that cannot be used, which could have a material effect on our consolidated financial results.

Results of Operations

We evaluate performance of our segments based on operating results before interest, income taxes, goodwill impairment charges, amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 12 of Notes to Consolidated Financial Statements). During 2010, we sold our PS UK operation which is presented as discontinued operations. Our K-12 operations will move to HE effective January 1, 2011 and therefore are included in PS below for all periods presented.

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

	2008		2009		Percent Increase (Decrease) 2009 vs. 2008	2010		Percent Increase (Decrease) 2010 vs. 2009
(in millions)		% of revenue		% of revenue			% of revenue
Revenue
Financial Systems (FS)	$3,078	57%	$3,068	58%	—%	$2,807	56%	(9)%
Higher Education (HE)	540	10%	526	10%	(3)%	502	10%	(5)%
Public Sector (PS)	216	4%	221	4%	2%	214	4%	(3)%

Software & Processing Solutions	3,834	71%	3,815	72%	—%	3,523	71%	(8)%
Availability Services (AS)	1,567	29%	1,517	28%	(3)%	1,469	29%	(3)%

	$5,401	100%	$5,332	100%	(1)%	$4,992	100%	(6)%

Costs and Expenses
Cost of sales and direct operating	$2,601	48%	$2,534	48%	(3)%	$2,201	44%	(13)%
Sales, marketing and administration	1,113	21%	1,088	20%	(2)%	1,141	23%	5%
Product development	309	6%	348	7%	13%	370	7%	6%
Depreciation and amortization	274	5%	288	5%	5%	291	6%	1%
Amortization of acquisition-related intangible assets	472	9%	529	10%	12%	484	10%	(9)%
Goodwill impairment charge	—	—%	1,126	21%	—%	237	5%	(79)%

	$4,769	88%	$5,913	111%	24%	$4,724	95%	(20)%

Operating Income (Loss)
Financial Systems(1)	$608	20%	$618	20%	2%	$624	22%	1%
Higher Education(1)	130	24%	138	26%	6%	131	26%	(5)%
Public Sector(1)	66	31%	60	27%	(9)%	57	27%	(5)%

Software & Processing Solutions(1)	804	21%	816	21%	1%	812	23%	—%
Availability Services(1)	443	28%	380	25%	(14)%	326	22%	(14)%
Corporate administration	(51)	(1)%	(57)	(1)%	(12)%	(73)	(1)%	(28)%
Amortization of acquisition-related intangible assets	(472)	(9)%	(529)	(10)%	(12)%	(484)	(10)%	9%
Goodwill impairment charge	—	—%	(1,126)	(21)%	—%	(237)	(5)%	79%
Stock compensation expense	(35)	(1)%	(33)	(1)%	6%	(31)	(1)%	6%
Other costs(2)	(57)	(1)%	(32)	(1)%	44%	(45)	(1)%	(41)%

Operating Income (Loss)	$632	12%	$(581)	(11)%	(192)%	$268	5%	146%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software & Processing Solutions, and AS, respectively.

(2)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments, including in 2008 certain acquisition-related compensation expense, merger costs, and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

	2008		2009		Percent Increase (Decrease) 2009 vs. 2008	2010		Percent Increase (Decrease) 2010 vs. 2009
(in millions)		% of revenue		% of revenue			% of revenue
Financial Systems
Services	$2,737	51%	$2,737	51%	—%	$2,448	49%	(11)%
License and resale fees	229	4%	197	4%	(14)%	256	5%	30%

Total products and services	2,966	55%	2,934	55%	(1)%	2,704	54%	(8)%
Reimbursed expenses	112	2%	134	3%	20%	103	2%	(23)%

	$3,078	57%	$3,068	58%	—%	$2,807	56%	(9)%

Higher Education
Services	$453	8%	$439	8%	(3)%	$410	8%	(7)%
License and resale fees	77	1%	79	1%	3%	86	2%	9%

Total products and services	530	10%	518	10%	(2)%	496	10%	(4)%
Reimbursed expenses	10	—%	8	—%	(20)%	6	—%	(25)%

	$540	10%	$526	10%	(3)%	$502	10%	(5)%

Public Sector
Services	$164	3%	$172	3%	5%	$175	4%	2%
License and resale fees	47	1%	44	1%	(6)%	35	1%	(20)%

Total products and services	211	4%	216	4%	2%	210	4%	(3)%
Reimbursed expenses	5	—%	5	—%	—%	4	—%	(20)%

	$216	4%	$221	4%	2%	$214	4%	(3)%

Software & Processing Solutions
Services	$3,354	62%	$3,348	63%	—%	$3,033	61%	(9)%
License and resale fees	353	7%	320	6%	(9)%	377	8%	18%

Total products and services	3,707	69%	3,668	69%	(1)%	3,410	68%	(7)%
Reimbursed expenses	127	2%	147	3%	16%	113	2%	(23)%

	$3,834	71%	$3,815	72%	—%	$3,523	71%	(8)%

Availability Services
Services	$1,544	29%	$1,496	28%	(3)%	$1,452	29%	(3)%
License and resale fees	6	—%	4	—%	(33)%	3	—%	(25)%

Total products and services	1,550	29%	1,500	28%	(3)%	1,455	29%	(3)%
Reimbursed expenses	17	—%	17	—%	—%	14	—%	(18)%

	$1,567	29%	$1,517	28%	(3)%	$1,469	29%	(3)%

Total Revenue
Services	$4,898	91%	$4,844	91%	(1)%	$4,485	90%	(7)%
License and resale fees	359	7%	324	6%	(10)%	380	8%	17%

Total products and services	5,257	97%	5,168	97%	(2)%	4,865	97%	(6)%
Reimbursed expenses	144	3%	164	3%	14%	127	3%	(23)%

	$5,401	100%	$5,332	100%	(1)%	$4,992	100%	(6)%

Results of operations, excluding broker/dealer business

We assess our performance both with and without one of our trading systems businesses, a broker/dealer with an inherently lower margin than our other software and processing businesses, whose performance is a function of market volatility and customer mix (the “Broker/Dealer”). By excluding the Broker/Dealer’s results, we are able to perform additional analysis of our business which we believe is important in understanding the results of both the Broker/Dealer and the software and processing businesses. We use the information excluding the Broker/Dealer business for a variety of purposes and we regularly communicate our results excluding this business to our board of directors.

The following is a reconciliation of revenue excluding the Broker/Dealer and operating income (loss) excluding the Broker/Dealer, which are each non-GAAP measures, to the corresponding reported GAAP measures that we believe to be most directly comparable for each of 2008, 2009 and 2010 (in millions). While these adjusted results are useful for analysis purposes, they should not be considered as an alternative to our reported GAAP results.

	2008		2009		% change	2010		% change
Revenue
Total	$5,401		$5,332		(1)%	$4,992		(6)%
Less Broker/Dealer business	600		587			184

Total excluding Broker/Dealer business	$4,801		$4,745		(1)%	$4,808		1%

Financial Systems	$3,078		$3,068		—%	$2,807		(9)%
Less Broker/Dealer business	600		587			184

Financial Systems excluding Broker/Dealer business	$2,478		$2,481		—%	$2,623		6%

Operating Income (Loss)
Total	$632		$(581)		(192)%	$268		146%
Less Broker/Dealer business	44	(1)	31	(1)		(33	)(1)

Total excluding Broker/Dealer business	$588		$(612)		(204)%	$301		149%

Financial Systems	$608		$618		2%	$624		1%
Less Broker/Dealer business	47	(1)	34	(1)		(21	)(1)

Financial Systems excluding Broker/Dealer business	$561		$584		4%	$645		10%

(1)	The operating income related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before goodwill impairment charges, amortization of acquisition-related intangible assets, stock compensation and certain other costs. FS excludes certain of these costs and therefore, we do not need to adjust the Broker/Dealer for these costs. However, these costs are included in Total operating income (loss) and therefore, to the extent applicable, we adjust the Broker/Dealer’s operating income for its portion of these costs.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating Income:

Our total operating margin increased to 5% in 2010 from -11% in 2009 due to $237 million of goodwill impairment charges in 2010 and $1.13 billion of goodwill impairment charges in 2009. In addition, the operating margin was also impacted by a $58 million increase in license fees, the impact from the Broker/Dealer and the decline in AS margin performance.

Financial Systems:

The FS operating margin increased to 22% in 2010 from 20% in 2009. The operating margin improvement is mainly due to a $63 million increase in software license fees, including the recognition of $32 million of license fee backlog that existed at December 31, 2009. Margin improvement from the reduced contribution from the Broker/Dealer and reduced facilities expense was mostly offset by increased employment-related and other operating expenses. The impact of the decrease in the Broker/Dealer’s revenue and operating income on FS operating margin is an increase in 2010 of one margin point.

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

Higher Education:

The HE operating margin was 26% in each of 2010 and 2009. Although revenue decreased $24 million, we maintained the operating margin primarily by decreasing employment-related expense in managed services.

The most important factors affecting the HE operating margin are:

•	the rate and value of managed services (technology outsourcing services) contract renewals, new contract signings and contract terminations,

•	continued pressure on the level of institutional funding, and

•	the level of IT spending and its impact on the overall demand for professional services and software license sales.

Public Sector:

The PS operating margin was 27% in each of 2010 and 2009. Although revenue decreased $7 million, we maintained the operating margin primarily by decreasing employment-related expense.

The most important factors affecting the PS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of government and school district funding, and

•	the level of IT spending and its impact on the overall demand for professional services and software license sales.

Availability Services:

The AS operating margin was 22% in 2010 compared to 25% in 2009. The lower margin was driven by the lower mix of revenue from higher margin recovery services, which typically use shared resources, and an absolute decline in recovery services margin due mainly to the lower revenue on a relatively stable fixed cost base and costs related to eliminating redundant network capacity resulting from the redesign and re-architecture of our data communications network. Recovery services cost savings initiatives also produced expense savings in 2010 including lower facilities and employment-related costs. In addition, AS operating margin was impacted by an increase in revenue from lower margin managed services, which use dedicated resources, and an absolute decline in managed services margin due mainly to higher facilities costs, primarily utility costs related to cooling due to warmer summer temperatures and the addition of a new facility, increased employment-related and temporary staffing costs due to an increased focus on service delivery, and increased costs associated with the redesign and re-architecture of our data communications network and natural demand resulting from revenue growth. Also impacting the change in the margin was a decrease in other administrative expenses in North America, including reduced bad debt expense resulting from improved collections and lower professional services expenses, and the decrease in the margin in our European business mostly due to an increase in employment-related costs and depreciation and amortization, partially offset by reduced bad debt expense.

The most important factors affecting the AS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the timing and magnitude of equipment and facilities expenditures,

•	the level and success of new product development, and

•	the trend toward availability solutions utilizing more dedicated resources.

The margin rate of the AS European business is lower than the margin rate of the North American business due primarily to a higher concentration of dedicated resources in European recovery services. However, the differential in the margins has narrowed over the past several years because of the growing proportion of managed services in North America.

Revenue:

Total revenue was $4.99 billion in 2010 compared to $5.33 billion in 2009, a decrease of 6%. Organic revenue decreased 7% primarily due to a decline in the Broker/Dealer’s revenue of $403 million, comprised of $367 million of broker/dealer fees and $36 million of reimbursed expenses, partially offset by a $58 million increase in software license fees. Excluding the Broker/Dealer, organic revenue increased 1%. Organic revenue is defined as revenue from businesses owned for at least one year and adjusted for both the effects of businesses sold in the previous twelve months and the impact of currency exchange rates, and excludes revenue from discontinued operations in all periods presented. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions, dispositions and by currency exchange rates.

Our revenue is highly diversified by customer and product. During each of the past three fiscal years, no single customer has accounted for more than 10% of total revenue. On average for the past three fiscal years, services revenue has been approximately 90% of total revenue. About 70% of services revenue is highly recurring as a result of multi year contracts and is generated from (1) software-related services including software maintenance and support, processing and rentals; and (2) recovery and managed services. The remaining services revenue includes (1) professional services, which are recurring in nature as a result of long-term customer relationships; and (2) broker/dealer fees, which are largely correlated with trading volumes. Services revenue decreased to $4.49 billion from $4.84 billion, representing approximately 90% of total revenue in 2010 compared to 91% in 2009. The revenue decrease was mainly due to the $367 million decrease in broker/dealer fees noted.

Professional services revenue was $791 million and $770 million in 2010 and 2009, respectively. The change was due to an increase in FS, partially offset by decreases in HE and AS. Revenue from total broker/dealer fees was $217 million and $570 million in 2010 and 2009, respectively.

Revenue from license and resale fees was $380 million and $324 million for 2010 and 2009, respectively, and includes software license revenue of $291 million and $233 million, respectively.

SunGard ended 2009 with a software license backlog of $35 million in FS, which consisted of signed contracts for licensed software that (i) at our election, was not shipped to the customer until 2010, (ii) we voluntarily extended payment terms or (iii) included products or services not yet deliverable and from which the license element cannot be separated. Of this backlog, $32 million was recognized in 2010.

Financial Systems:

FS revenue was $2.81 billion in 2010 compared to $3.07 billion in 2009, a decrease of 9%. Organic revenue decreased by approximately 9% in 2010. Excluding the Broker/Dealer business, organic revenue increased 6%. The 6% increase is primarily driven by increases in software license, professional services and processing revenue. Professional services revenue increased $50 million, or 9%, to $583 million due to a general increase in demand from existing clients as well as new projects. Processing revenue increased $22 million, or 3%, mainly driven by increases in transaction volumes and additional hosted services. Revenue from license and resale fees included software license revenue of $237 million, an increase of $63 million compared to 2009, reflecting the recognition in 2010 of $32 million that was in backlog at December 31, 2009 and improved economic conditions in 2010.

Higher Education:

HE revenue was $502 million in 2010 compared to $526 million in 2009. The $24 million, or 5%, decrease was all organic and primarily due to decreases in managed services revenue mainly resulting from customers bringing their IT solutions in-house, and professional services mainly due to fewer and smaller-sized customer installations, partially offset by an increase in software support revenue due to sales of new licenses in the past 12 months and annual rate increases. Professional services revenue was $110 million in 2010 compared to $126 million in 2009. Software license fees increased $4 million to $36 million in 2010 from $32 million in 2009.

Public Sector:

PS revenue was $214 million in 2010 compared to $221 million in 2009. The $7 million, or 3%, decrease was all organic and primarily due to an $8 million decrease in software license fees. Revenue from license and resale fees included software license fees of $15 million and $23 million in 2010 and 2009, respectively. PS includes our K-12 operations for all periods presented.

Availability Services:

AS revenue was $1.47 billion in 2010 compared to $1.52 billion in 2009, a 3% decrease overall and organically. In North America, which accounts for approximately 80% of our AS business, revenue decreased 4% overall and 4.5% organically where decreases in recovery services and professional services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, increased 0.5%, but increased 2% organically, where increases in managed services revenue were partially offset by decreases in recovery services revenue. Most of our recovery services revenue is derived from tape-based solutions. Recovery services has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this shift to continue in the future.

Costs and Expenses:

Total costs decreased to 95% of revenue in 2010 from 111% of 2009 revenue. Excluding the goodwill impairment charges of $237 million in 2010 and $1.13 billion in 2009 and the Broker/Dealer’s total costs of $207 million in 2010 and $556 million in 2009, total costs as a percentage of total revenue (also excluding the Broker/Dealer) was unchanged at 89%.

Cost of sales and direct operating expenses as a percentage of total revenue was 44% in 2010 and 48% in 2009, largely the result of the lower volumes of the Broker/Dealer. Excluding the Broker/Dealer’s expenses of $189 million in 2010 and $534 million in 2009, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) was unchanged at 42%. Also impacting the period were lower employee-related expenses in our software and processing businesses, mostly offset by higher AS facilities and data communications network costs associated with the redesign and re-architecture of our data communications network.

Sales, marketing and administration expenses as a percentage of total revenue was 23% and 20% in 2010 and 2009, respectively. Excluding the Broker/Dealer’s expenses of $12 million in 2010 and $13 million in 2009, sales, marketing and administration expenses as a percentage of total revenue (also excluding the Broker/Dealer) was unchanged at 23%. The $53 million increase in sales, marketing and administration expenses was due primarily to higher employment-related expense in FS resulting from increased employment to support both growth in the business and international expansion, principally in Asia and Brazil, as well as annual increases following cost restraint in 2009 due to economic conditions. Also impacting the change were increases in professional services expense, advertising and trade show expenses and currency transaction losses, partially offset by decreases in FS facilities expense, resulting from facilities consolidation in 2009, and lower bad debt expense in AS.

Because AS software development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. In 2010 and 2009, software development expenses were 10% and 9%, respectively, of revenue from software and processing solutions.

Amortization of acquisition-related intangible assets was 10% of total revenue in each of 2010 and 2009, respectively. During 2009, we shortened the remaining useful lives of certain intangible assets and also recorded impairment charges of our customer base and software assets of $18 million and $17 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

We recorded goodwill impairment charges of $205 million and $32 million in PS and HE, respectively, in 2010 and $1.13 billion in AS in 2009. These impairments are described in the Use of Estimates and Critical Accounting Policies section above.

Interest expense was $638 million in 2010 compared to $637 million in 2009. Interest expense in 2010 compared to 2009 was impacted by the following: (a) lower average borrowings under our term loans at a slightly higher interest rate, (b) higher average debt outstanding resulting from the timing of our borrowings and delayed repayment due to calling bonds that were not tendered related to the refinance of our $1.6 billion of senior notes due 2013 at a lower interest rate, (c) higher average borrowings on our accounts receivable facility at a lower interest rate and (d) lower average borrowings under our revolving credit facility.

The loss on extinguishment of debt in 2010 was due to the early extinguishments of our $1.6 billion of senior notes due in 2013 and our euro-denominated term loans. The loss included $39 million of tender and call premiums.

Other income was $7 million in 2010 compared to $15 million in 2009. The decrease is due primarily to a $9 million decrease in foreign currency transaction gains related to our euro-denominated term loans.

Our overall effective income tax rate is typically between 38% and 40%. The effective income tax rates for each of 2010 and 2009 were a tax benefit of 7% and 6%, respectively, reflecting nondeductible goodwill impairment charges in both years. The reported benefit in 2010 includes a $13 million favorable adjustment due primarily to the impact of tax rate changes on deferred tax assets and liabilities offset by a $48 million unfavorable charge for recording deferred income taxes on unremitted earnings of non-U.S. subsidiaries which are no longer considered to be permanently reinvested. The reported benefit from income taxes in 2009 includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

Loss from discontinued operations, net of tax, was $180 million in 2010 compared to income from discontinued operations, net of tax, of $4 million in 2009. During 2010, we sold our PS UK operation which included an impairment charge, net of tax, of $91 million and a loss on disposal of approximately $94 million which included the write-off of the currency translation adjustment (CTA) which is included as a separate component of equity.

Accreted dividends on SCCII’s cumulative preferred stock were $191 million and $180 million in 2010 and 2009, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following discussion has been updated to reflect the disposition of PS UK and its presentation as a discontinued operation.

Operating Income:

Our total operating margin was -11% in 2009, which included a $1.13 billion goodwill impairment charge, and 12% in 2008. In addition to the goodwill impairment charge, the operating margin was also impacted by the decline in AS, a $33 million decrease in license fees and a $57 million increase in amortization of acquisition-related intangible assets, partially offset by margin improvement in our software and processing businesses primarily due to cost savings.

Financial Systems:

The FS operating margin was unchanged at 20% in each of 2009 and 2008. Margin improvement from cost savings initiatives, primarily in employee-related and consultant costs, was offset by a $30 million decrease in software license revenue and the reduced contribution from the Broker/Dealer mentioned above. The impact of this Broker/Dealer on FS operating margin is a decline of almost one margin point.

Higher Education:

The HE operating margin was 26% in 2009 compared to 24% in 2008. The operating margin increase is due to the impact of cost savings during the year, primarily in employee-related and consultant costs and professional services expenses.

Public Sector:

The PS operating margin was 27% and 30% in 2009 and 2008, respectively. The operating margin decline was due primarily to increased employment-related costs and a $2 million decrease in software license fees.

Availability Services:

The AS operating margin was 25% in 2009 compared to 28% in 2008, primarily due to facility expansions, mostly in Europe, which increased the fixed cost base in advance of anticipated revenue growth, increases in employee-related costs, mostly in North America, increased depreciation and amortization, and the impact of a change in the mix of revenue from recovery services which typically use shared resources to managed services which use dedicated resources.

Revenue:

Total revenue was $5.33 billion in 2009 compared to $5.40 billion in 2008. Included in 2009 was the full year impact from the acquisitions made in 2008 including the October 2008 acquisition of GL TRADE S.A. Organic revenue declined 3% primarily due to a decrease in professional services revenue in FS and HE.

Services revenue decreased to $4.84 billion from $4.90 billion, representing approximately 91% of total revenue in each of 2009 and 2008. The revenue decrease of $54 million in 2009 was mainly due to a decrease in professional services and processing revenue and the impact of changes in currency exchange rates offset in part by an increase in software rentals, primarily from FS acquired businesses.

Professional services revenue was $770 million and $912 million in 2009 and 2008, respectively. The decrease was primarily in FS and HE and was the result of customers delaying or cancelling projects due to the economic climate, as well as completion of certain projects in 2008.

Revenue from license and resale fees was $324 million and $359 million for 2009 and 2008, respectively, and includes software license revenue of $233 million and $266 million, respectively.

SunGard ended 2009 with a software license backlog of $35 million in FS, which consisted of signed contracts for licensed software that (i) at our election, was not shipped to the customer until 2010, (ii) we voluntarily extended payment terms or (iii) included products or services not yet deliverable and from which the license element cannot be separated.

Financial Systems:

FS revenue was $3.07 billion in 2009 compared to $3.08 billion in 2008. Organic revenue decreased by approximately 5% in 2009. Included in 2009 was the full year impact from acquired businesses which mostly offset the decline in organic revenue, largely professional services.

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

Higher Education:

HE revenue was $526 million in 2009 compared to $540 million in 2008. The $14 million, or 3%, decrease was all organic and primarily due to a decline in professional services revenue, partially offset by an increase in software support revenue. Professional services revenue was $126 million in 2009 compared to $146 million in 2008. Software license fees were unchanged at $32 million in 2009.

Public Sector:

PS revenue was $221 million in 2009 compared to $216 million in 2008. Organic revenue was unchanged in 2009. Increases in processing and software support revenue were partially offset by decreases in professional services and software license fees. Revenue from license and resale fees included software license fees of $23 million and $25 million in 2009 and 2008, respectively.

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

Costs and Expenses:

Total costs increased to 111% of revenue in 2009 from 88% of 2008 revenue. Included in 2009 was a $1.13 billion impairment charge related to our AS business.

Cost of sales and direct operating expenses as a percentage of total revenue was 48% in each of 2009 and 2008. Lower employee-related and consultant expenses in our software and processing businesses were partially offset by increased costs from acquired businesses, net of a business sold in 2008.

The decrease in sales, marketing and administration expenses of $25 million was due primarily to decreased costs resulting from FS employee-related expenses partially offset by increased costs from acquired businesses, net of a business sold in 2008, and increases in FS facilities expense.

Because AS software development costs are insignificant, it is more meaningful to measure product development expense as a percentage of revenue from software and processing solutions. In 2009 and 2008, software development expenses were 9% and 8%, respectively, of revenue from software and processing solutions.

Depreciation and amortization as a percentage of total revenue was 5% in each of 2009 and 2008. The $14 million increase in 2009 was due primarily to capital expenditures supporting AS, FS and HE.

Amortization of acquisition-related intangible assets was 10% and 9% of total revenue in 2009 and 2008, respectively. During 2009, we shortened the remaining useful lives of certain intangible assets and also recorded impairment charges of our customer base and software assets of $18 million and $17 million, respectively. During 2008, we recorded impairment charges of our customer base, software and trade name assets of $27 million, $9 million and $3 million, respectively. These impairments are the result of reduced cash flow projections.

We recorded a goodwill impairment charge of $1.13 billion in AS in 2009. This impairment is described in the Use of Estimates and Critical Accounting Policies section above.

Interest expense was $637 million in 2009 compared to $597 million in 2008. The increase is primarily due to increased borrowings from the issuance of $500 million senior notes due 2015, a $500 million increase in the term loan and borrowings under our receivables facility, partially offset by decreased borrowings under our term loans and revolving credit facility, repayment of our senior notes due in January 2009 and interest rate decreases.

Other income was $15 million in 2009 compared to other expense of $93 million in 2008. The income in 2009 was due primarily to $14 million of foreign currency translation gains related to our euro-denominated term loan. In contrast, during 2008, currency translation related to those same euro-

denominated term loans produced $46 million of foreign currency translation losses. Also incurred in 2008 were $25 million of losses on sales of receivables related to our terminated off-balance sheet receivables facility and $17 million of losses on euros purchased in advance of and fees associated with unused alternative financing commitments for the acquisition of GL TRADE.

We believe that our overall effective income tax rate is typically between 38% and 40%. The effective income tax rates for 2009 and 2008 were a tax benefit of 6% and a tax provision of 124%, respectively. The rate in 2009 reflects a nondeductible goodwill impairment charge. The rate in 2008 reflects a charge for tax positions taken in prior years as well as differences in the mix of taxable income in various jurisdictions. The reported benefit from income taxes in 2009 includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

Income from discontinued operations, net of tax, was $4 million in 2009 compared to loss from discontinued operations, net of tax, of $150 million in 2008. During 2008, we incurred a goodwill impairment charge, net of tax, of $128 million. Also in 2008, we recorded impairment charges of our customer base and software assets of $20 million and $8 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

Accreted dividends on SCCII’s cumulative preferred stock were $180 million and $157 million in 2009 and 2008, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

At December 31, 2010, cash and cash equivalents in continuing operations were $778 million, an increase of $136 million from December 31, 2009, while availability under our revolving credit facility was $796 million. Approximately $483 million of cash and cash equivalents at December 31, 2010 was held by our wholly owned non-U.S. subsidiaries. While available to fund operations and strategic investment opportunities abroad, most of these funds cannot be repatriated for use in the United States without incurring additional cash tax costs and in some cases are in countries with currency restrictions. Also, approximately $100 million of cash and cash equivalents at December 31, 2010 relates to our broker/dealer operations which is not available for general corporate use without adversely affecting the operation of the broker/dealer businesses.

Cash flow from continuing operations was $714 million in 2010 compared to cash flow from continuing operations of $607 million in 2009. The increase in cash flow from continuing operations is due primarily to the termination in December 2008 of our off-balance sheet accounts receivable securitization program, which reduced 2009 operating cash flow, and $92 million less of income tax payments, net of refunds, in 2010, partially offset by the reduction in operating income after adjusting for the noncash goodwill impairments in 2010 and 2009. Cash flow from continuing operations was $607 million in 2009 compared to cash flow from continuing operations of $375 million in 2008. The increase in cash flow from continuing operations is due primarily to the positive impact of approximately $287 million from the termination in December 2008 of our off-balance sheet accounts receivable securitization program, offset by an increased use of cash, principally in working capital, in the balance of the business.

Net cash used by continuing operations in investing activities was $385 million in 2010 and $331 million in 2009. During 2010, we spent $82 million for four acquisitions, whereas we spent $13 million for three acquisitions during 2009. Capital expenditures for continuing operations were $312 million in 2010 and $323 million in 2009. In 2008, net cash used by continuing operations in investing activities was $1.1 billion, primarily related to $721 million spent on six acquisitions, including $546 million for the acquisition of GL TRADE S.A. in our FS business, and capital expenditures were $391 million.

In 2010, net cash used by continuing operations in financing activities was $344 million, which included the early retirements of our senior notes due 2013 along with the associated retirement premium and $265 million of term loans, and the issuance of $900 million of senior notes due 2018 and $700 million of senior notes due 2020 (net of associated fees). We also increased our borrowings under our accounts receivable securitization program by $63 million in 2010. In 2009, net cash used by continuing operations in financing activities was $627 million, primarily related to repayment at maturity of the $250 million senior secured notes and repayment of $500 million of borrowings under our revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees). In 2008, net cash provided by financing activities was $1.3 billion, which was used to fund the acquisition of GL TRADE, replace the liquidity provided by the terminated off-balance sheet accounts receivable securitization facility and repay $250 million of senior notes due in January 2009.

As a result of the LBO, we are highly leveraged. Our Sponsors continually evaluate strategic initiatives, some of which could significantly impact our debt profile. See above Overview. See Note 5 of Notes to Consolidated Financial Statements which contains a full description of our debt. Total debt outstanding as of December 31, 2010 was $8.06 billion, which consists of the following (in millions):

December 31, 2010
Senior Secured Credit Facility:
Secured revolving credit facility	$—
Tranche A, effective interest rate of 3.29%	1,447
Tranche B, effective interest rate of 6.67%	2,468
Incremental term loan, effective interest rate of 6.75%	479

Total Senior Secured Credit Facility	4,394

Senior Notes due 2014 at 4.875%, net of discount of $12	238
Senior Notes due 2015 at 10.625%, net of discount of $4	496
Senior Notes due 2018 at 7.375%	900
Senior Notes due 2020 at 7.625%	700
Senior Subordinated Notes due 2015 at 10.25%	1,000
Secured accounts receivable facility, effective interest rate of 3.76%	313
Other, primarily acquisition purchase price and capital lease obligations	14

8,055
Short-term borrowings and current portion of long-term debt	(9)

Long-term debt	$8,046

Senior Secured Credit Facilities

As of December 31, 2010, SunGard’s senior secured credit facilities (“Credit Agreement”) consist of (1) $1.39 billion of U.S. dollar-denominated tranche A term loans and $62 million of pound sterling-denominated tranche A term loans, each maturing on February 28, 2014, (2) $2.41 billion of U.S. dollar-denominated tranche B term loans and $60 million of pound sterling-denominated tranche B term loans, each maturing on February 28, 2016, (3) $479 million of U.S. dollar-denominated incremental term loans maturing on February 28, 2014 and (4) an $829 million revolving credit facility with $580 million of commitments terminating on May 11, 2013, and $249 million of commitments terminating on August 11, 2011. As of December 31, 2010, $796 million was available for borrowing under the revolving credit facility after giving effect to certain outstanding letters of credit.

In December 2010, we sold our PS UK operation for gross proceeds of £88 million ($138 million). Pursuant to our Credit Agreement, we were required to apply the “Net Proceeds,” as defined in the Credit Agreement, to the repayment of outstanding term loans. Accordingly, we repaid $96 million of SunGard’s U.S. dollar-denominated term loans, $3 million of pound sterling-denominated term loans and $2 million of our euro-denominated term loans. In addition, and concurrent with these mandatory prepayments, other available cash was used to voluntarily repay the remaining $164 million balance outstanding on the euro-denominated term loans.

In January 2011, we amended SunGard’s incremental term loan to (a) eliminate the LIBOR and Base Rate floors and (b) reduce the Eurocurrency Rate spread from 3.75% to 3.50% and the Base Rate spread from 2.75% to 2.50%. The loan maturity was not changed.

Senior Notes

On November 1, 2010, SunGard issued $900 million of 7.375% senior notes due in November 2018 and $700 million of 7.625% senior notes due in November 2020. The proceeds, together with other cash, were used to retire our $1.6 billion 9.125% senior notes due 2013.

The senior notes due 2018 and 2020 contain registration rights by which SunGard has agreed to use its reasonable best efforts to register with the U.S. Securities & Exchange Commission notes having substantially identical terms. SunGard will use its reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the senior notes due 2018 and 2020.

If SunGard fails to meet this target (a “registration default”) with respect to the senior notes due 2018 and 2020, the annual interest rate on the senior notes due 2018 and 2020 will increase by 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate. If the registration default is corrected or, if it is not corrected, upon the two year anniversary of the issue date of the senior notes due 2018 and 2020, the applicable interest rate on such senior notes due 2018 and 2020 will revert to the original level.

Receivables Facilities

On September 30, 2010, SunGard entered into an Amended and Restated Credit and Security Agreement related to its receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) increased the term loan component to $200 million from $181 million, (c) extended the maturity date to September 30, 2014, (d) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at December 31, 2010 was 3.76%, and (e) amended certain other terms. At December 31, 2010, $200 million was drawn against the term loan commitment and $113 million was drawn against the revolving commitment, which represented the full amount available for borrowing based on the terms and conditions of the facility. At December 31, 2010, $680 million of accounts receivable secure the borrowings under the receivables facility.

In March 2009, SunGard entered into a syndicated three-year receivables facility. The facility limit was $317 million, which consisted of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but such repayment will result in a permanent reduction in the facility limit. Under the receivables facility, SunGard was generally required to pay interest on the amount of each advance at the one month LIBOR rate (with a floor of 3%) plus 4.50% per annum. The facility is subject to a fee on the unused portion of 1.00% per annum. The receivables facility contains certain covenants, and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

In December 2008, SunGard terminated its off-balance sheet accounts receivable securitization program. Under that accounts receivable facility, eligible receivables were sold to third-party conduits through a wholly owned, bankruptcy remote, special purpose entity that is not consolidated for financial reporting purposes. SunGard serviced the receivables and charged a monthly servicing fee at market rates. The third-party conduits were sponsored by certain lenders under SunGard’s senior secured credit facilities.

Interest Rate Swaps

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR or three-month LIBOR (0.26% and 0.30%, respectively, at December 31, 2010). The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of our interest rate swaps at December 31, 2010 follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
February 2006	February 2011	$800	5.00%	3-Month
January 2008	February 2011	750	3.17%	3-Month
January / February 2009	February 2012	1,200	1.78%	1-Month
February 2010	May 2013	500	1.99%	3-Month

Total/Weighted average interest rate		$3,250	2.93%

Contractual Obligations

At December 31, 2010, our contractual obligations follow (in millions):

	Total	2011	2012 - 2013	2014 - 2015	2016 and After
Short-term and long-term debt(1)	$8,055	$9	$55	$4,004	$3,987
Interest payments(2)	2,704	495	943	763	503
Operating leases	1,365	210	360	276	519
Purchase obligations(3)	300	136	130	34	—

	$12,424	$850	$1,488	$5,077	$5,009

(1)	The senior notes due 2014 and the senior notes due 2015 are recorded at $238 million and $496 million, respectively, as of December 31, 2010, reflecting the remaining unamortized discount. The $16 million discount at December 31, 2010 will be amortized and included in interest expense over the remaining periods to maturity.

(2)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the tranche A secured term loan facility ($1.45 billion at 3.29%), the tranche B term loan facility ($2.47 billion at 6.67%), the incremental term loan ($479 million at 6.75%) and the secured accounts receivable facility ($313 million at 3.76%), each as of December 31, 2010. The impact of amending the incremental term loan in January 2011 is to decrease the amount of interest paid in the table above by $10 million in 2011, $29 million in 2012-2013 and $6 million in 2014. See Note 5 to Notes to Consolidated Financial Statements.

(3)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

At December 31, 2010, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were less than $1 million. We also have outstanding letters of credit and bid bonds that total approximately $42 million.

We expect our cash on hand, cash flows from operations, availability under our Credit Agreement and availability under our accounts receivable revolving commitment to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Depending on market conditions, SunGard, its Sponsors and their affiliates may from time to time repurchase debt securities issued by SunGard, in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant Compliance

Our senior secured credit facilities and the indentures governing our senior notes due 2015, 2018 and 2020 and our senior subordinated notes due 2015 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Under the senior secured credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2010, we are in compliance with all financial and nonfinancial covenants. While we believe that we will remain in compliance, our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will continue to meet those ratios and tests.

Adjusted earnings before interest, taxes, depreciation and amortization and goodwill impairment (“EBITDA”) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit facilities. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

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

	Year ended December 31,
(in millions)	2008	2009	2010
Net loss from continuing operations	$(92)	$(1,122)	$(390)
Interest expense, net	580	630	636
Taxes	51	(74)	(29)
Depreciation and amortization	746	817	775
Goodwill impairment charge	—	1,126	237

EBITDA	1,285	1,377	1,229
Purchase accounting adjustments(1)	35	17	13
Non-cash charges(2)	35	36	38
Restructuring and other charges(3)	66	41	50
Acquired EBITDA, net of disposed EBITDA(4)	57	4	7
Pro forma expense savings related to acquisitions(5)	17	4	2
Loss on extinguishment of debt and other(6)	76	5	68

Adjusted EBITDA—Senior Secured Credit Facilities	1,571	1,484	1,407
Loss on sale of receivables(7)	25	—	—

Adjusted EBITDA—Senior Notes due 2015, 2018 and 2020 and Senior Subordinated Notes due 2015	$1,596	$1,484	$1,407

(1)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the LBO and subsequent acquisitions made by SunGard and certain acquisition-related compensation expense.

(2)	Non-cash charges include stock-based compensation (see Note 9 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(3)	Restructuring and other charges include debt refinancing costs, severance and related payroll taxes, reserves to consolidate certain facilities, settlements with former owners of acquired companies and other expenses associated with acquisitions made by SunGard.

(4)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(5)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(6)	Loss on extinguishment of debt and other includes the loss on extinguishment of $1.6 billion of senior notes due in 2013, gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors, and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the off-balance sheet accounts receivable securitization facility (terminated in December 2008).

(7)	The loss on sale of receivables under the off-balance sheet accounts receivable securitization facility (terminated in December 2008) is added back in calculating Adjusted EBITDA for purposes of the indentures governing the senior notes due 2015, 2018 and 2020 and the senior subordinated notes due 2015 but is not added back in calculating Adjusted EBITDA for purposes of the senior secured credit facilities.

Our covenant requirements and actual ratios for the year ended December 31, 2010 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities(1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.80x	2.43x

Maximum total debt to Adjusted EBITDA	6.25x	4.997x

Senior Notes due 2015, 2018, and 2020 and Senior Subordinated Notes due 2015(2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.41x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.80x for the four-quarter period ended December 31, 2010 and increasing over time to 1.95x by the end of 2011 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain noncash or nonrecurring interest expense. Beginning with the four-quarter period ending December 31, 2010, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of December 31, 2010, we had $4.39 billion outstanding under our term loan facilities and available commitments of $796 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2015, 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for noncash interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, substantially all having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2010, we had total debt of $8.06 billion, including $4.71 billion of variable rate debt. We entered into interest rate swap agreements which fixed the interest rates for $3.25 billion of our variable rate debt. Swap agreements expiring in February 2011 have notional values of $800 million and $750 million and effectively fix the variable portion of our interest rates at 5.00% and 3.17%, respectively. Swap agreements expiring in February 2012 have a notional value of $1.2 billion and effectively fix the variable portion of our interest rates at 1.78%. Swap agreements expiring in May 2013 have a notional value of $500 million and effectively fix the variable portion of our interest rates at 1.99%. Our remaining variable rate debt of $1.46 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $15 million per year. Upon the expiration of each interest rate swap agreement in February 2011 and 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $30 million, $42 million and $47 million per year, respectively. See Note 5 to Consolidated Financial Statements.

During 2010, approximately 31% of our revenue was from customers outside the United States with approximately 67% of this revenue coming from customers located in the United Kingdom and Continental Europe. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates.

We enter into currency hedging transactions from time to time to mitigate certain currency exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting. The attestation report is included herein.

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp.:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. and its subsidiaries (“SCC”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, SCC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCC’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on SCC’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Philadelphia, Pennsylvania

March 1, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp. II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. II and its subsidiaries (“SCC II”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, SCCII maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCCII’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on SCCII’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Philadelphia, Pennsylvania

March 1, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. and its subsidiaries (“SDS”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, SDS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SDS’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on SDS’ internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2011

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)	December 31, 2009	December 31, 2010
Assets
Current:
Cash and cash equivalents	$642	$778
Trade receivables, less allowance for doubtful accounts of $48 and $41	925	894
Earned but unbilled receivables	163	167
Prepaid expenses and other current assets	172	178
Clearing broker assets	332	230
Deferred income taxes	19	10
Current assets of discontinued operations	90	—

Total current assets	2,343	2,257
Property and equipment, less accumulated depreciation of $931 and $1,135	919	918
Software products, less accumulated amortization of $1,069 and $1,301	1,014	809
Customer base, less accumulated amortization of $918 and $1,158	2,239	2,000
Other intangible assets, less accumulated amortization of $24 and $23.	193	187
Trade name, less accumulated amortization of $10 and $7	1,025	1,023
Goodwill	6,027	5,774
Long-term assets of discontinued operations	220	—

Total Assets	$13,980	$12,968

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$64	$9
Accounts payable	61	64
Accrued compensation and benefits	311	302
Accrued interest expense	146	103
Other accrued expenses	386	421
Clearing broker liabilities	294	210
Deferred revenue	1,025	997
Current liabilities of discontinued operations	60	—

Total current liabilities	2,347	2,106
Long-term debt	8,251	8,046
Deferred income taxes	1,302	1,212
Long-term liabilities of discontinued operations	16	—

Total liabilities	11,916	11,364

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	51	54
Class L common stock subject to a put option	88	87
Class A common stock subject to a put option	11	11
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,118 million and $4,699 million; 50,000,000 shares authorized, 28,613,930 and 28,670,331 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 257,529,758 and 258,037,523 shares issued	—	—
Capital in excess of par value	2,678	2,703
Treasury stock, 248,414 and 326,329 shares of Class L common stock; and 2,239,549 and 2,940,981 shares of Class A common stock	(27)	(34)
Accumulated deficit	(2,209)	(2,970)
Accumulated other comprehensive income	(121)	(29)

Total SunGard Capital Corp. stockholders’ equity (deficit)	321	(330)
Noncontrolling interest in preferred stock of SCCII	1,593	1,782

Total equity	1,914	1,452

Total Liabilities and Equity	$13,980	$12,968

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Operations

	Year ended December 31,
(in millions)	2008	2009	2010
Revenue:
Services	$4,898	$4,844	$4,485
License and resale fees	359	324	380

Total products and services	5,257	5,168	4,865
Reimbursed expenses	144	164	127

	5,401	5,332	4,992

Costs and expenses:
Cost of sales and direct operating	2,601	2,534	2,201
Sales, marketing and administration	1,113	1,088	1,141
Product development	309	348	370
Depreciation and amortization	274	288	291
Amortization of acquisition-related intangible assets	472	529	484
Goodwill impairment charges .	—	1,126	237

	4,769	5,913	4,724

Operating income (loss)	632	(581)	268
Interest income	17	7	2
Interest expense and amortization of deferred financing fees	(597)	(637)	(638)
Loss on extinguishment of debt	—	—	(58)
Other income (expense)	(93)	15	7

Loss from continuing operations before income taxes	(41)	(1,196)	(419)
Benefit from (provision for) income taxes	(51)	75	29

Loss from continuing operations	(92)	(1,121)	(390)
Income (loss) from discontinued operations, net of tax	(150)	4	(180)

Net loss	(242)	(1,117)	(570)
Income attributable to the noncontrolling interest (including $4 million, $5 million and $3 million in temporary equity)	(157)	(180)	(191)

Net loss attributable to SunGard Capital Corp.	$(399)	$(1,297)	$(761)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in millions)	2008	2009	2010
Cash flow from operations:
Net loss	$(242)	$(1,117)	$(570)
Income (loss) from discontinued operations	(150)	4	(180)

Loss from continuing operations	(92)	(1,121)	(390)
Reconciliation of loss from continuing operations to cash flow from operations:
Depreciation and amortization	746	817	775
Goodwill impairment charge	—	1,126	237
Deferred income tax benefit	(94)	(166)	(90)
Stock compensation expense	35	33	31
Amortization of deferred financing costs and debt discount	37	42	43
Loss on extinguishment of debt	—	—	58
Other noncash items	50	(14)	3
Accounts receivable and other current assets	(349)	(57)	33
Accounts payable and accrued expenses	(18)	(74)	26
Clearing broker assets and liabilities, net	36	(39)	18
Deferred revenue	24	60	(30)

Cash flow from continuing operations	375	607	714
Cash flow from discontinued operations	9	33	7

Cash flow from operations	384	640	721

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(721)	(13)	(82)
Cash paid for property and equipment and software	(391)	(323)	(312)
Other investing activities	4	5	9

Cash used in continuing operations	(1,108)	(331)	(385)
Cash provided by (used in) discontinued operations	(17)	(2)	125

Cash used in investment activities	(1,125)	(333)	(260)

Financing activities:
Cash received from issuance of common stock	3	4	1
Cash received from issuance of preferred stock	1	1	—
Cash received from borrowings, net of fees	1,444	202	1,633
Cash used to repay debt	(103)	(825)	(1,924)
Premium paid to retire debt	—	—	(41)
Cash used to repurchase treasury stock	(18)	(6)	(12)
Other financing activities	(7)	(3)	(1)

Cash used in continuing operations	1,320	(627)	(344)
Cash provided by (used in) discontinued operations	—	(2)	—

Cash provided by (used in) financing activities	1,320	(629)	(344)

Effect of exchange rate changes on cash	(31)	11	(3)

Increase (decrease) in cash and cash equivalents	548	(311)	114
Beginning cash and cash equivalents includes cash of discontinued operations: 2008, $25; 2009, $10; 2010, $22	427	975	664

Ending cash and cash equivalents includes cash of discontinued operations: 2008, $10; 2009, $22; 2010, $0	$975	$664	$778

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

	Common Stock			Capital in Excess of Par Value	Treasury Stock
					Common Stock
	Number of Shares issued		Par Value		Shares		Par Value	Amount
(In millions)	Class L	Class A			Class L	Class A
Balances at December 31, 2007	28	256	$—	$2,580	—	1	$—	$(10)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	35	—	—	—	—
Issuance of common and preferred stock	1	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	1	—	(14)
Other	—	—	—	(2)	—	—	—	—

Balances at December 31, 2008	29	256	—	2,613	—	2	—	(24)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	33	—	—	—	—
Issuance of common and preferred stock	—	2	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(3)
Expiration of put option	—	—	—	44	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	(9)	—	—	—	—
Other	—	—	—	(2)	—	—	—	—

Balances at December 31, 2009	29	258	—	2,678	—	2	—	(27)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	31	—	—	—	—
Issuance of common stock	—	—	—	1	—	—	—	—
Purchase of treasury stock	—	—	—	(1)	—	1	—	(7)
Expiration of put option	—	—	—	10	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	(13)	—	—	—	—
Other	—	—	—	(3)	—	—	—	—

Balances at December 31, 2010	29	258	$—	$2,703	—	3	$—	$(34)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)		Noncontrolling interest	Total
(In millions)		Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments
Balances at December 31, 2007	$(513)	$90	$(21)	$1,258	$3,384
Comprehensive loss:
Net loss	(399)	—	—	153	(246)
Foreign currency translation	—	(249)	—	—	(249)
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	(39)	—	(39)

Total comprehensive loss					(534)
Stock compensation expense	—	—	—	—	35
Issuance of common and preferred stock	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(14)
Other	—	—	—	—	(2)

Balances at December 31, 2008	(912)	(159)	(60)	1,411	2,869
Comprehensive loss:
Net loss	(1,297)	—	—	175	(1,122)
Foreign currency translation	—	80	—	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	18	—	18

Total comprehensive loss					(1,024)
Stock compensation expense	—	—	—	—	33
Issuance of common and preferred stock	—	—	—	1	—
Purchase of treasury stock	—	—	—	(2)	(5)
Expiration of put option	—	—	—	8	52
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(9)
Other	—	—	—	—	(2)

Balances at December 31, 2009	(2,209)	(79)	(42)	1,593	1,914
Comprehensive loss:
Net loss	(761)	—	—	188	(573)
Foreign currency translation including the impact of the sale of a business of $109	—	68	—	—	68
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	24	—	24

Total comprehensive loss					(481)
Stock compensation expense	—	—	—	—	31
Issuance of common stock	—	—	—	—	1
Purchase of treasury stock	—	—	—	(3)	(11)
Expiration of put option	—	—	—	3	13
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(13)
Other	—	—	—	1	(2)

Balances at December 31, 2010	$(2,970)	$(11)	$(18)	$1,782	$1,452

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)	December 31, 2009	December 31, 2010
Assets
Current:
Cash and cash equivalents	$642	$778
Trade receivables, less allowance for doubtful accounts of $48 and $41	925	894
Earned but unbilled receivables	163	167
Prepaid expenses and other current assets	172	178
Clearing broker assets	332	230
Deferred income taxes	19	10
Current assets of discontinued operations	90	—

Total current assets	2,343	2,257
Property and equipment, less accumulated depreciation of $931 and $1,135	919	918
Software products, less accumulated amortization of $1,069 and $1,301	1,014	809
Customer base, less accumulated amortization of $918 and $1,158	2,239	2,000
Other intangible assets, less accumulated amortization of $24 and $23	193	187
Trade name, less accumulated amortization of $10 and $7	1,025	1,023
Goodwill	6,027	5,774
Long-term assets of discontinued operations	220	—

Total Assets	$13,980	$12,968

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$64	$9
Accounts payable	61	64
Accrued compensation and benefits	311	302
Accrued interest expense	146	103
Other accrued expenses	386	422
Clearing broker liabilities	294	210
Deferred revenue	1,025	997
Current liabilities of discontinued operations	60	—

Total current liabilities	2,347	2,107
Long-term debt	8,251	8,046
Deferred income taxes	1,302	1,211
Long-term liabilities of discontinued operations	16	—

Total liabilities	11,916	11,364

Commitments and contingencies
Preferred stock subject to a put option	38	37
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,623 million and $1,818 million; 14,999,000 shares authorized, 9,904,863 and 9,924,392 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,724	3,747
Treasury stock, 86,008 and 112,987 shares	(10)	(14)
Accumulated deficit	(1,567)	(2,137)
Accumulated other comprehensive income	(121)	(29)

Total stockholders’ equity	2,026	1,567

Total Liabilities and Stockholders’ Equity	$13,980	$12,968

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Operations

	Year ended December 31,
(in millions)	2008	2009	2010
Revenue:
Services	$4,898	$4,844	$4,485
License and resale fees	359	324	380

Total products and services	5,257	5,168	4,865
Reimbursed expenses	144	164	127

	5,401	5,332	4,992

Costs and expenses:
Cost of sales and direct operating	2,601	2,534	2,201
Sales, marketing and administration	1,113	1,088	1,141
Product development	309	348	370
Depreciation and amortization	274	288	291
Amortization of acquisition-related intangible assets	472	529	484
Goodwill impairment charges .	—	1,126	237

	4,769	5,913	4,724

Operating income (loss)	632	(581)	268
Interest income	17	7	2
Interest expense and amortization of deferred financing fees	(597)	(637)	(638)
Loss on extinguishment of debt	—	—	(58)
Other income (expense)	(93)	15	7

Loss from continuing operations before income taxes	(41)	(1,196)	(419)
Benefit from (provision for) income taxes	(51)	74	29

Loss from continuing operations	(92)	(1,122)	(390)
Income (loss) from discontinued operations, net of tax	(150)	4	(180)

Net loss	$(242)	$(1,118)	$(570)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

	Year ended December 31,
(in millions)	2008	2009	2010
Cash flow from operations:
Net loss	$(242)	$(1,118)	$(570)
Income (loss) from discontinued operations	(150)	4	(180)

Loss from continuing operations	(92)	(1,122)	(390)
Reconciliation of loss from continuing operations to cash flow from operations:
Depreciation and amortization	746	817	775
Goodwill impairment charge	—	1,126	237
Deferred income tax benefit	(94)	(166)	(90)
Stock compensation expense	35	33	31
Amortization of deferred financing costs and debt discount	37	42	43
Loss on extinguishment of debt	—	—	58
Other noncash items	50	(14)	3
Accounts receivable and other current assets	(351)	(57)	33
Accounts payable and accrued expenses	(15)	(73)	26
Clearing broker assets and liabilities, net	36	(39)	18
Deferred revenue	24	60	(30)

Cash flow from continuing operations	376	607	714
Cash flow from discontinued operations	9	33	7

Cash flow from operations	385	640	721

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(721)	(13)	(82)
Cash paid for property and equipment and software	(391)	(323)	(312)
Other investing activities	4	5	9

Cash used in continuing operations	(1,108)	(331)	(385)
Cash provided by (used in) discontinued operations	(17)	(2)	125

Cash used in investment activities	(1,125)	(333)	(260)

Financing activities:
Cash received from issuance of preferred stock	1	1	—
Cash received from borrowings, net of fees	1,444	202	1,633
Cash used to repay debt	(103)	(825)	(1,924)
Premium paid to retire debt.	—	—	(41)
Cash used to repurchase treasury stock	(5)	(2)	(4)
Other financing activities.	(18)	(3)	(8)

Cash used in continuing operations	1,319	(627)	(344)
Cash provided by (used in) discontinued operations	—	(2)	—

Cash provided by (used in) financing activities	1,319	(629)	(344)

Effect of exchange rate changes on cash	(31)	11	(3)

Increase (decrease) in cash and cash equivalents	548	(311)	114
Beginning cash and cash equivalents includes cash of discontinued operations: 2008, $25; 2009, $10; 2010, $22	427	975	664

Ending cash and cash equivalents includes cash of discontinued operations: 2008, $10; 2009, $22; 2010, $0	$975	$664	$778

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Capital in Excess of Par Value
(In millions)	Number of Shares issued	Par Value	Number of Shares issued	Par Value
Balances at December 31, 2007	10	$—	—	$—	$3,646
Comprehensive loss:
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	—	35
Purchase of treasury stock	—	—	—	—	—
Other	—	—	—	—	6

Balances at December 31, 2008	10	—	—	—	3,687
Comprehensive loss:
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	—	33
Purchase of treasury stock	—	—	—	—	—
Expiration of put option	—	—	—	—	15
Other	—	—	—	—	(11)

Balances at December 31, 2009	10	—	—	—	3,724
Comprehensive loss:
Net loss	—	—	—	—	—
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	—

Total comprehensive loss
Stock compensation expense	—	—	—	—	31
Purchase of treasury stock	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(4)
Expiration of put option	—	—	—	—	4
Other	—	—	—	—	(8)

Balances at December 31, 2010	10	$—	—	$—	$3,747

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity

	Treasury Stock (Preferred Stock)			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Amount	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total
Balances at December 31, 2007	—	$(3)	$(207)	$90	$(21)	$3,505
Comprehensive loss:
Net loss	—	—	(242)	—	—	(242)
Foreign currency translation	—	—	—	(249)	—	(249)
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	(39)	(39)

Total comprehensive loss						(530)
Stock compensation expense	—	—	—	—	—	35
Purchase of treasury stock	—	(5)	—	—	—	(5)
Other	—	—	—	—	—	6

Balances at December 31, 2008	—	(8)	(449)	(159)	(60)	3,011
Comprehensive loss:
Net loss	—	—	(1,118)	—	—	(1,118)
Foreign currency translation	—	—	—	80	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	18	18

Total comprehensive loss						(1,020)
Stock compensation expense	—	—	—	—	—	33
Purchase of treasury stock	—	(2)	—	—	—	(2)
Expiration of put option	—	—	—	—	—	15
Other	—	—	—	—	—	(11)

Balances at December 31, 2009	—	(10)	(1,567)	(79)	(42)	2,026
Comprehensive loss:
Net loss	—	—	(570)	—	—	(570)
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	68	—	68
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	24	24

Total comprehensive loss						(478)
Stock compensation expense	—	—	—	—	—	31
Purchase of treasury stock	—	(4)	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(4)
Expiration of put option	—	—	—	—	—	4
Other	—	—	—	—	—	(8)

Balances at December 31, 2010	—	$(14)	$(2,137)	$(11)	$(18)	$1,567

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)	December 31, 2009	December 31, 2010
Assets
Current:
Cash and cash equivalents	$642	$778
Trade receivables, less allowance for doubtful accounts of $48 and $41	925	894
Earned but unbilled receivables	163	167
Prepaid expenses and other current assets	172	178
Clearing broker assets	332	230
Deferred income taxes	19	10
Current assets of discontinued operations	90	—

Total current assets	2,343	2,257
Property and equipment, less accumulated depreciation of $931 and $1,135	919	918
Software products, less accumulated amortization of $1,069 and $1,301	1,014	809
Customer base, less accumulated amortization of $918 and $1,158	2,239	2,000
Other intangible assets, less accumulated amortization of $24 and $23	193	187
Trade name, less accumulated amortization of $10 and $7	1,025	1,023
Goodwill	6,027	5,774
Long-term assets of discontinued operations	220	—

Total Assets	$13,980	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$64	$9
Accounts payable	61	64
Accrued compensation and benefits	311	302
Accrued interest expense	146	103
Other accrued expenses	387	423
Clearing broker liabilities	294	210
Deferred revenue	1,025	997
Current liabilities of discontinued operations	60	—

Total current liabilities	2,348	2,108
Long-term debt	8,251	8,046
Deferred income taxes	1,298	1,207
Long-term liabilities of discontinued operations	16	—

Total liabilities	11,913	11,361

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,755	3,773
Accumulated deficit	(1,567)	(2,137)
Accumulated other comprehensive income	(121)	(29)

Total stockholder’s equity	2,067	1,607

Total Liabilities and Stockholder’s Equity	$13,980	$12,968

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

	Year ended December 31,
(In millions)	2008	2009	2010
Revenue:
Services	$4,898	$4,844	$4,485
License and resale fees	359	324	380

Total products and services	5,257	5,168	4,865
Reimbursed expenses	144	164	127

	5,401	5,332	4,992

Costs and expenses:
Cost of sales and direct operating	2,601	2,534	2,201
Sales, marketing and administration	1,113	1,088	1,141
Product development	309	348	370
Depreciation and amortization	274	288	291
Amortization of acquisition-related intangible assets	472	529	484
Goodwill impairment charges .	—	1,126	237

	4,769	5,913	4,724

Operating income (loss)	632	(581)	268
Interest income	17	7	2
Interest expense and amortization of deferred financing fees	(597)	(637)	(638)
Loss on extinguishment of debt	—	—	(58)
Other income (expense)	(93)	15	7

Loss from continuing operations before income taxes	(41)	(1,196)	(419)
Benefit from (provision for) income taxes	(51)	74	29

Loss from continuing operations	(92)	(1,122)	(390)
Income (loss) from discontinued operations, net of tax	(150)	4	(180)

Net loss	$(242)	$(1,118)	$(570)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In millions)	2008	2009	2010
Cash flow from operations:
Net loss	$(242)	$(1,118)	$(570)
Income (loss) from discontinued operations	(150)	4	(180)

Loss from continuing operations	(92)	(1,122)	(390)
Reconciliation of loss from continuing operations to cash flow from operations:
Depreciation and amortization	746	817	775
Goodwill impairment charge	—	1,126	237
Deferred income tax benefit	(95)	(166)	(91)
Stock compensation expense	35	33	31
Amortization of deferred financing costs and debt discount	37	42	43
Loss on extinguishment of debt	—	—	58
Other noncash items	50	(14)	3
Accounts receivable and other current assets	(351)	(57)	33
Accounts payable and accrued expenses	(14)	(74)	27
Clearing broker assets and liabilities, net	36	(39)	18
Deferred revenue	24	60	(30)

Cash flow from continuing operations	376	606	714
Cash flow from discontinued operations	9	33	7

Cash flow from operations	385	639	721

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(721)	(13)	(82)
Cash paid for property and equipment and software	(391)	(323)	(312)
Other investing activities	4	5	9

Cash used in continuing operations	(1,108)	(331)	(385)
Cash provided by (used in) discontinued operations	(17)	(2)	125

Cash used in investment activities	(1,125)	(333)	(260)

Financing activities:
Cash received from borrowings, net of fees	1,444	202	1,633
Cash used to repay debt	(103)	(825)	(1,924)
Premium paid to retire debt.	—	—	(41)
Other financing activities.	(22)	(3)	(12)

Cash used in continuing operations	1,319	(626)	(344)
Cash provided by (used in) discontinued operations	—	(2)	—

Cash provided by (used in) financing activities	1,319	(628)	(344)

Effect of exchange rate changes on cash	(31)	11	(3)

Increase (decrease) in cash and cash equivalents	548	(311)	114
Beginning cash and cash equivalents includes cash of discontinued operations: 2008, $25; 2009, $10; 2010, $22	427	975	664

Ending cash and cash equivalents includes cash of discontinued operations: 2008, $10; 2009, $22; 2010, $0	$975	$664	$778

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Changes in Stockholder’s Equity

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)		Total
(in millions)	Number of Shares issued	Par Value	Capital in Excess of Par Value		Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments
Balances at December 31, 2007	—	$—	$3,694	$(207)	$90	$(21)	$3,556
Comprehensive loss:
Net loss	—	—	—	(242)	—	—	(242)
Foreign currency translation	—	—	—	—	(249)	—	(249)
Net unrealized loss on derivative instruments (net of tax benefit of $25)	—	—	—	—	—	(39)	(39)

Total comprehensive loss							(530)
Stock compensation expense	—	—	35	—	—	—	35
Other	—	—	2	—	—	—	2

Balances at December 31, 2008	—	—	3,731	(449)	(159)	(60)	3,063
Comprehensive loss:
Net loss	—	—	—	(1,118)	—	—	(1,118)
Foreign currency translation	—	—	—	—	80		80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—	18	18

Total comprehensive loss							(1,020)
Stock compensation expense	—	—	33	—	—	—	33
Other	—	—	(9)	—	—	—	(9)

Balances at December 31, 2009	—	—	3,755	(1,567)	(79)	(42)	2,067
Comprehensive loss:
Net loss	—	—	—	(570)	—	—	(570)
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	68	—	68
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	—	24	24

Total comprehensive loss							(478)
Stock compensation expense	—	—	31	—	—	—	31
Other	—	—	(13)	—	—	—	(13)

Balances at December 31, 2010	—	$—	$3,773	$(2,137)	$(11)	$(18)	$1,607

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies:

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 (the “LBO”) in a leveraged buy-out by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (collectively, the “Sponsors”).

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). SCC and SCCII are collectively referred to as the “Parent Companies.” All four of these companies were formed in 2005 for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” SCC, SCCII and SunGard are separate reporting companies and are collectively referred to as the “Company.”

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

Revenue Recognition

In the fourth quarter of 2010 the Company adopted, retrospective to the beginning of the year, the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and Accounting Standards Update 2009-14, Software-Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements by establishing a selling price hierarchy that allows for the best estimated selling price (“BESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) is available for that deliverable. ASU 2009-14 modifies the scope of existing software guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to non-software and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality. The impact of the adoption of ASU 2009-13 and ASU 2009-14 was not material to the results of operations for 2010.

The following criteria must be met in determining whether revenue may be recorded: persuasive evidence of a contract exists; services have been provided; the price is fixed or determinable; and collection is reasonably assured.

The Company generates revenue from the following sources: (1) services revenue, which includes revenue from processing services, software maintenance and support, rentals, recovery and managed services, professional services and broker/dealer fees; and, (2) software license fees, which result from contracts that permit the customer to use a SunGard product at the customer’s site.

Services revenue is recorded as the services are provided based on the fair value of each element. Most AS services revenue consists of fixed monthly fees based upon the specific computer configuration or business process for which the service is being provided. When recovering from an interruption, customers generally are contractually obligated to pay additional fees, which typically cover the incremental costs of supporting customers during recoveries. FS services revenue includes monthly fees, which may include a fixed minimum fee and/or variable fees based on a measure of volume or activity, such as the number of accounts, trades or transactions, users or the number of hours of service.

For fixed-fee professional services contracts, services revenue is recorded based upon proportional performance, measured by the actual number of hours incurred divided by the total estimated number of hours for the project. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue are combined and recorded based upon proportional performance, measured in the manner described above. Revenue is recorded when billed when customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

With respect to software related multiple-element arrangements, sufficient evidence of fair value is defined as VSOE. If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

VSOE supporting the fair value of maintenance is based on the optional renewal rates for each product and is typically 18% to 20% of the software license fee per year. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately.

In some software related multiple-element arrangements, the services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the services are performed based on VSOE of the services.

From time to time, the Company enters into arrangements with customers that purchase non-software related services at the same time, or within close proximity, of purchasing software (non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered services, delivery or performance of the undelivered service is considered probable and is substantially controlled by the Company. Where the criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

For non-software multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. During 2008 and 2009 the fair value of each undelivered element was determined using VSOE, and the residual method was used to assign a fair value to the delivered element if its VSOE was not available. Under the new rules for 2010 described above, the selling price for each element is based upon the following selling price hierarchy: VSOE then TPE then BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions. Since under the new hierarchy a fair value for each element will be determinable, the residual method is no longer used.

To determine the selling price in non-software multiple-element arrangements, the Company establishes VSOE of the selling price using the price charged for a deliverable when sold separately. Where VSOE does not exist, TPE is established by evaluating similar competitor products or services in standalone arrangements with similarly situated customers. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, it determines BESP for the purposes of allocating the arrangement by considering pricing practices, margin, competition and geographies in which it offers its products and services.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment in continuing operations was $237 million in 2008, $243 million in 2009 and $237 million in 2010.

Software Products

Software development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Recoverable costs incurred subsequent to technological feasibility of new products and enhancements to existing products as well as costs associated with purchased software and software obtained through business acquisitions are capitalized and amortized over the estimated useful lives of the related products, generally three to twelve years (average life is eight years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization. Amortization of all software products of continuing operations, including software acquired in business acquisitions and software purchased for internal use, aggregated $253 million in 2008, $290 million in 2009 and $265 million in 2010. Capitalized development costs of continuing operations were $17 million in 2008, $16 million in 2009 and $15 million in 2010.

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

The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. In connection with our determination of fair values for the LBO and for other significant acquisitions, the Company engages independent appraisal firms to assist with the valuation of intangible (and certain tangible) assets acquired and certain assumed obligations.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as a result of the LBO and as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from three to 18 years (average life is 12 years). Amortization of all customer base intangible assets of continuing operations aggregated $243 million in 2008, $274 million in 2009 and $266 million in 2010.

Effective January 1, 2009, the Company shortened the remaining useful lives of certain intangible assets to reflect revisions to estimated customer attrition rates. The impact of this revision was an increase in amortization of acquisition-related intangible assets of approximately $36 million in 2009.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs incurred in connection with debt issued in the LBO and amendments to our debt and other financing transactions (see Note 5), noncompetition agreements obtained in business acquisitions, long-term accounts receivable, prepayments and long-term investments. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from two to five years.

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

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2010, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2011	$463
2012	414
2013	360
2014	307
2015	248

Trade Name and Goodwill

The trade name intangible asset primarily represents the fair value of the SunGard trade name at August 11, 2005 and is an indefinite-lived asset and therefore is not subject to amortization but is reviewed at least annually for impairment. Other trade names are amortized over their estimated useful lives. Goodwill represents the excess of cost over the fair value of net assets acquired. Generally accepted accounting principles require the Company to perform an impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. The Company completes its annual goodwill impairment test as of July 1. In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than the carrying value), a step two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the most recent annual impairment test as of July 1, 2010, the discount rates used were 10% or 11% and perpetual growth rates used were 3% or 4%, based on the specific characteristics of the reporting unit.

Based on the results of the step one test for the July 1 annual impairment test for 2010, the Company determined that the carrying value of our Public Sector North America (“PS NA”), Public Sector United Kingdom (“PS UK”), which has since been sold and is included in discontinued operations, and Higher Education Managed Services (“HE MS”) reporting units were in excess of their respective fair values and a step two test was required for each of these reporting units. The primary driver for the decline in the fair value of each of the reporting units compared to the prior year is the reduction in the perpetual growth rate assumption used for each of these three reporting units, stemming from the disruption in the global financial markets, particularly the markets in which these three reporting units serve. Furthermore, there was a decline in the cash flow projections for the PS NA and PS UK reporting units, compared to those used in the 2009 goodwill impairment test, as a result of decline in the overall outlook for these two reporting units. Additionally, the discount rate assumption used for the PS UK reporting unit was higher than the discount rate used in the 2009 impairment test.

A one percentage point increase in the perpetual growth rate or a one percentage point decrease in the discount rate would have resulted in the HE MS reporting unit having a fair value in excess of carrying value and a step two test would not have been required.

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

In completing the step two tests to determine the implied fair value of goodwill and therefore the amount of impairment, the Company first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for each of the three reporting units and recorded a goodwill impairment charge of $328 million, of which $237 million is presented in continuing operations and $91 million in discontinued operations.

The Company has three other reporting units, whose goodwill balances total $1.6 billion as of December 31, 2010, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 10% of the carrying value as of the July 1, 2010 impairment test. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause each of these reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired. Furthermore, if any of these units fail to achieve expected performance levels or experience a downturn in the business below current expectations, goodwill could be impaired.

The Company’s remaining 10 reporting units, whose goodwill balances in aggregate total $3.7 billion as of December 31, 2010, each had estimated fair values in excess of 25% more than the carrying value of the reporting unit as of the July 1, 2010 impairment test.

During 2009, based on an evaluation of year-end results and a reduction in the revenue growth outlook for the AS business, the Company concluded that AS had experienced a triggering event in its North American reporting unit (“AS NA”), one of two reporting units identified in the July 1, 2009 annual impairment test where the excess of the estimated fair value over the carrying value was less than 10%. As a result, the Company determined that the carrying value of AS NA was in excess of its fair value. In completing the step two test we determined that the carrying value of AS NA’s goodwill exceeded its implied fair value by $1.13 billion and recorded a goodwill impairment charge for this amount.

As a result of the change in the economic environment in the second half of 2008 and completion of the annual budgeting process, the Company completed an assessment of the recoverability of our goodwill in December 2008. In completing this review, the Company considered a number of factors, including a comparison of the budgeted revenue and profitability for 2009 to that included in the annual impairment test conducted as of July 1, 2008, and the amount by which the fair value of each reporting unit exceeded its carrying value in the 2008 impairment analysis, as well as qualitative factors such as the overall economy’s effect on each reporting unit. Based on this analysis, the Company concluded that the decline in expected future cash flows in one of its PS reporting units, which has since been sold and presented in discontinued operations, was sufficient to result in an impairment of goodwill of $128 million.

The following table summarizes changes in goodwill by segment (in millions):

	Cost					Cumulative Impairment
	FS	HE	PS	AS	Subtotal	HE	PS	AS	Subtotal	Total
Balance at December 31, 2008	$3,431	$965	$549	$2,247	$7,192	$—	$—	$—	$—	$7,192
2009 acquisitions	2	—	—	—	2	—	—	—	—	2
Adjustments related to the LBO and prior year acquisitions	(9)	(15)	(14)	(53)	(91)	—	—	—	—	(91)
Impairment charges	—	—	—	—	—	—	—	(1,126)	(1,126)	(1,126)
Effect of foreign currency translation	33	—	—	17	50	—	—	—	—	50

Balance at December 31, 2009	3,457	950	535	2,211	7,153	—	—	(1,126)	(1,126)	6,027
2010 acquisitions	24	—	—	1	25	—	—	—	—	25
Adjustments related to the LBO and prior year acquisitions	(2)	—	(1)	(1)	(4)	—	—	—	—	(4)
Impairment charges	—	—	—	—	—	(32)	(205)	—	(237)	(237)
Effect of foreign currency translation	(29)	—	—	(8)	(37)	—	—	—	—	(37)

Balance at December 31, 2010	$3,450	$950	$534	$2,203	$7,137	$(32)	$(205)	$(1,126)	$(1,363)	$5,774

The 2009 adjustments related to the LBO and prior year acquisitions includes a $114 million adjustment to correct the income tax rate used to calculate the deferred tax liabilities associated with the intangible assets at the LBO date. The adjustment was not material to prior periods.

Stock Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Fair value for stock options is computed using the Black-Scholes pricing model. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of the Company’s stock price, and the number of awards expected to be forfeited. In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, the Company estimates the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on the consolidated financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recognized. The Company’s ability to use the deferred tax asset is ultimately based on the actual value of the stock option upon exercise or restricted stock unit upon distribution. If the actual value is lower than the fair value determined on the date of grant, there could be an income tax expense for the portion of the deferred tax asset that cannot be used, which could have a material effect on the consolidated financial results.

Income Taxes

The Company recognizes deferred income tax assets and liabilities based upon the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred income tax assets and liabilities are calculated based on the difference between the financial and tax bases of assets and liabilities using the currently enacted income tax rates in effect during the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed their examination even though the statute of limitations remains open, or the statute of limitation expires. Considerable judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and estimates made could have a material effect on the consolidated financial results.

2. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2010, the Company completed three acquisitions in its FS segment and one in its AS segment. Cash paid, subject to certain adjustments, was $82 million.

During 2009, the Company completed three acquisitions in its FS segment, and, in 2008, the Company completed four acquisitions in its FS segment, including GL TRADE S.A., and two in its AS segment.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma results of operations (in millions) for 2008 assumes that businesses acquired in 2008 and 2009 occurred as of the beginning of 2008 and were reflected in the Company’s results from that date. The pro forma effect of the 2010 acquisitions on 2010 was not material. The pro forma effect of the 2009 and 2010 acquisitions on 2009 was not material. For 2008, in addition to the businesses acquired in 2009, the pro forma results include the 2008 acquisitions, the more significant of which are GL TRADE S.A., Strohl Systems Group, Inc. and Advanced Portfolio Technologies, Inc. The 2010 acquisitions are excluded from the 2008 pro forma results. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually occurred at the beginning of each period presented, nor of the results that may be obtained in the future. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense and related tax effects.

2008
Revenue	$5,823
Net loss	(256)

Discontinued Operations

In December 2010, the Company sold its PS UK operations for gross proceeds of £88 million ($138 million) and recorded a noncash loss on the sale of $94 million. In 2008 and 2010, impairment charges of $128 million and $91 million, respectively, were incurred related to the discontinued operations. The results for the discontinued operations for 2008, 2009 and 2010 were as follows (in millions):

	Year ended December 31,
	2008	2009	2010
Revenue	$194	$177	$180
Operating income (loss), excluding goodwill impairment	(34)	6	7
Goodwill impairment charge	(128)	—	(91)
Loss on disposal	—	—	(94)
Interest expense	(1)	—	—

Income (loss) before income taxes	(163)	6	(178)
Benefit from (provision for) income taxes	13	(2)	(2)

Net income (loss) from discontinued operations	$(150)	$4	$(180)

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2009	December 31, 2010
Segregated customer cash and treasury bills	$153	$57
Securities owned	40	—
Securities borrowed	116	154
Receivables from customers and other	23	19

Clearing broker assets	$332	$230

Payables to customers	$163	$19
Securities loaned	95	137
Customer securities sold short, not yet purchased	9	—
Payable to brokers and dealers	27	54

Clearing broker liabilities	$294	$210

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

4. Property and Equipment:

Property and equipment consisted of the following (in millions):

	December 31, 2009	December 31, 2010
Computer and telecommunications equipment	$811	$923
Leasehold improvements	708	772
Office furniture and equipment	118	142
Buildings and improvements	143	151
Land	22	19
Construction in progress	48	46

	1,850	2,053
Accumulated depreciation and amortization	(931)	(1,135)

	$919	$918

5. Debt and Derivative Instruments:

Debt consisted of the following (in millions):

	December 31, 2009	December 31, 2010
Senior Secured Credit Facility:
Secured revolving credit facility (A)	$—	$—
Tranche A, effective interest rate of 3.24% and 3.29% (A)	1,506	1,447
Tranche B, effective interest rate of 6.79% and 6.67% (A)	2,717	2,468
Incremental term loan, effective interest rate of 6.75% and 6.75% (A)	494	479

Total Senior Secured Credit Facility	4,717	4,394

Senior Notes due 2013 at 9.125% (C)	1,600	—
Senior Notes due 2014 at 4.875%, net of discount of $16 and $12 (B)	234	238
Senior Notes due 2015 at 10.625%, net of discount of $5 and $4 (C)	495	496
Senior Notes due 2018 at 7.375% (C)	—	900
Senior Notes due 2020 at 7.625% (C)	—	700
Senior Subordinated Notes due 2015 at 10.25% (C)	1,000	1,000
Secured accounts receivable facility, effective interest rate of 7.5% and 3.76% (D)	250	313
Other, primarily acquisition purchase price and capital lease obligations	19	14

	8,315	8,055
Short-term borrowings and current portion of long-term debt	(64)	(9)

Long-term debt	$8,251	$8,046

As a result of the LBO, the Company is highly leveraged. SunGard was in compliance with all covenants at December 31, 2010. Below is a summary of our debt instruments.

(A) Senior Secured Credit Facilities

SunGard’s senior secured credit facilities (Credit Agreement) consist of (1) $1.39 billion of U.S. dollar-denominated tranche A term loans and $62 million of pound sterling-denominated tranche A term loans, each maturing on February 28, 2014, collectively referred to as the unextended term loans, (2) $2.41 billion of U.S. dollar-denominated tranche B term loans and $60 million of pound sterling-denominated tranche B term loans, each maturing on February 28, 2016, collectively referred to as the extended term loans, (3) $479 million of U.S. dollar-denominated incremental term loans maturing on February 28, 2014 and (4) an $829 million revolving credit facility with $580 million of commitments terminating on May 11, 2013, referred to as the extended revolving credit loans, and $249 million of commitments terminating on August 11, 2011, referred to as the unextended revolving credit loans. As of December 31, 2010, $796 million was available for borrowing under the revolving credit facility after giving effect to certain outstanding letters of credit.

Borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate that is the higher of (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under the revolving credit facility and the term loan facility may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the senior secured credit facilities, we pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rates with respect to unused commitments terminating in 2011 and unused commitments terminating in 2013 are 0.50% per annum and 0.75% per annum, respectively, and may change subject to attaining certain leverage ratios. As of December 31, 2010, the interest rate for the extended term loans, after adjusting for interest rate swaps, was 6.67% and for the unextended term loans, after adjusting for interest rate swaps, was 3.29%. As of December 31, 2010, the interest rate options available under the revolving credit facility were (a) the base rate, which was 4.25% for the unextended revolving credit loans and 5.50% for extended revolving credit loans or (b) LIBOR plus 2.00% for unextended revolving credit loans and LIBOR plus 3.25% for extended revolving credit loans.

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

In December 2010, we sold our PS UK operation for gross proceeds of £88 million ($138 million). Under SunGard’s debt covenants, the Company was required to apply the “Net Proceeds,” as defined in the Credit Agreement, to the repayment of outstanding term loans. Accordingly, SunGard repaid $96 million of its US dollar-denominated term loans, $3 million of pound sterling-denominated term loans and $2 million of our euro-denominated term loans. In addition, and concurrent with these mandatory prepayments, other available cash was used to voluntarily repay the remaining $164 million balance outstanding on the euro-denominated term loans. As a result of the repayment, SunGard is not required to make quarterly principal payments on the term loans until December 2012.

In June 2009, SunGard amended and restated its existing Credit Agreement to (a) extend the maturity date of $2.5 billion of its U.S. dollar-denominated term loans, £40 million of pound sterling-denominated term loans, and €120 million of euro-denominated term loans from February 2014 to February 2016, (b) reduce existing revolving credit commitments to $829 million from $1 billion and extend the termination date of $580 million of those commitments to May 2013, and (c) amend certain other provisions including those related to negative and financial covenants.

In September 2008, the Credit Agreement was amended to increase the amount of term loan borrowings by SunGard under the Credit Agreement by $500 million (“Incremental Term Loan”), and SunGard issued at a $6 million discount $500 million aggregate principal amount of 10.625% Senior Notes due 2015, together with the Incremental Term Loan, to fund the acquisition of GL TRADE and repay $250 million of senior notes due in January 2009. The second amendment to the Credit Agreement in September 2008 changed certain terms applicable to the Incremental Term Loan. Borrowings can be at either a Base Rate or a Eurocurrency Rate. Base Rate borrowings reset daily and bear interest at a minimum of 4.0% plus a spread of 2.75%. Eurocurrency borrowings can be made for periods of 30, 60, 90 or 180 days and bear interest at a minimum of 3.0% plus a spread of 3.75%. The interest rate at each of December 31, 2009 and 2010 was 6.75%. In January 2011, we amended SunGard’s Incremental Term Loan to (a) eliminate the LIBOR and Base Rate floors and (b) reduce the Eurocurrency Rate spread from 3.75% to 3.50% and the base rate spread from 2.75% to 2.50% with no impact on maturity.

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the senior secured credit facilities. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on the one-month LIBOR rate or three-month LIBOR rate, which were 0.26% and 0.30%, respectively, at December 31, 2010. The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of the Company’s interest rate swaps at December 31, 2010 follows:

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
February 2006	February 2011	$800	5.00%	3-Month
January 2008	February 2011	750	3.17%	3-Month
January/February 2009	February 2012	1,200	1.78%	1-Month
February 2010	May 2013	500	1.99%	3-Month

Total / Weighted Average interest rate		$3,250	2.93%

The interest rate swaps are designated and qualify as cash flow hedges and are included at estimated fair value as an asset or a liability in the consolidated balance sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. For 2008, 2009 and 2010, SunGard included an unrealized after-tax loss of $39 million, an unrealized after-tax gain of $18 million, and an unrealized after-tax gain of $21 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value on the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the senior secured credit facilities change or if the loan is extinguished. The $70 million and $38 million fair value of the swap agreements at December 31, 2009 and 2010, respectively, is included in accrued expenses. The effects of the interest rate swaps are reflected in the effective interest rate for the senior secured credit facilities in the components of debt table above.

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for 2008, 2009 and 2010 (in millions):

	Classification	2008	2009	2010
Gain (loss) recognized in Accumulated Other Comprehensive Loss (OCI)	OCI	$(96)	$(51)	$(49)

Loss reclassified from accumulated OCI into income	Interest expense and amortization of deferred financing fees	32	80	85

The Company had no ineffectiveness related to its swap agreements.

The Company expects to reclassify in the next twelve months approximately $33 million of expense from accumulated other comprehensive income into earnings related to the Company’s interest rate swaps based on the borrowing rates at December 31, 2010.

(B) Senior Notes due 2009 and 2014

On January 15, 2004, SunGard issued $500 million of senior unsecured notes, of which $250 million 3.75% notes were due and paid in full in January 2009 and $250 million 4.875% notes are due

2014, which are subject to certain standard covenants. As a result of the LBO, these senior notes became collateralized on an equal and ratable basis with loans under the senior secured credit facilities and are guaranteed by all subsidiaries that guarantee the senior notes due 2013, 2015, 2018 and 2020 and senior subordinated notes due 2015. The senior notes due 2014 are recorded at $234 million and $238 million as of December 31, 2009 and 2010, respectively, reflecting the remaining unamortized discount caused by the LBO. The $12 million discount at December 31, 2010 will be amortized and included in interest expense over the remaining periods to maturity.

(C) Senior Notes due 2013, 2015, 2018 and 2020 and Senior Subordinated Notes due 2015

The senior notes due 2013, 2015, 2018 and 2020 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, wholly owned subsidiaries of SunGard. In November 2010, SunGard issued $900 million of 7.375% senior notes due 2018 and $700 million of 7.625% senior notes due 2020 and used the proceeds and excess cash to retire the $1.6 billion 9.125% senior notes due 2013.

The senior subordinated notes due 2015 are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the senior notes due 2009 and 2014 and the senior notes due 2013, 2015, 2018 and 2020. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

The senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 are redeemable in whole or in part, at SunGard’s option, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, SunGard is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 contain a number of covenants that restrict, subject to certain exceptions, SunGard’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2015, 2018 and 2020 or senior subordinated notes due 2015, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

The senior notes due 2018 and 2020 contain registration rights by which the Company has agreed to use its reasonable best efforts to register with the U.S. Securities & Exchange Commission notes having substantially identical terms. The Company will use its reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date of the senior notes due 2018 and 2020.

If the Company fails to meet this target (a “registration default”) with respect to the senior notes due 2018 and 2020, the annual interest rate on the senior notes due 2018 and 2020 will increase by 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate. If the registration default is corrected or, if it is not corrected, upon the two year anniversary of the issue date of the senior notes due 2018 and 2020, the applicable interest rate on such senior notes due 2018 and 2020 will revert to the original level.

(D) Accounts Receivable Securitization Program

In December 2008, SunGard terminated its off-balance sheet accounts receivable securitization program. Under this accounts receivable facility, eligible receivables were sold to third-party conduits through a wholly owned, bankruptcy remote, special purpose entity that was not consolidated for financial reporting purposes. SunGard serviced the receivables and charged a monthly servicing fee at market rates. The third-party conduits were sponsored by certain lenders under SunGard’s senior secured credit facilities. Sales of receivables under the facility qualified as sales under applicable accounting rules. Accordingly, at December 31, 2008, these receivables, totaling $363 million, net of applicable allowances, and the corresponding borrowings totaling $77 million were excluded from SunGard’s consolidated balance sheet. SunGard’s retained interest in receivables sold as of December 31, 2008 was $285 million. The loss on sale of receivables and discount on retained interests were included in other expense and totaled $25 million for 2008. The gain or loss on sale of receivables was determined at the date of transfer based upon the fair value of the assets sold and the interests retained. SunGard estimated fair value based on the present value of expected cash flows.

In March 2009, SunGard entered into a syndicated three-year receivables facility. The facility limit was $317 million, which consisted of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. On September 30, 2010, SunGard entered into an Amended and Restated Credit and Security Agreement (“Agreement”) related to its receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) increased the term loan component to $200 million from $181 million, (c) extended the maturity date to September 30, 2014, (d) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at December 31, 2010 was 3.76%, and (e) amended certain terms. At December 31, 2010, $200 million was drawn against the term loan commitment and $113 million was drawn against the revolving commitment, which represented the full amount available for borrowing based on the terms and conditions of the facility. At December 31, 2010, $680 million of accounts receivable secure the borrowings under the receivables facility.

The facility is subject to a fee on the unused portion of 1.00% per annum. The receivables facility contains certain covenants and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Future Maturities

At December 31, 2010, annual maturities of long-term debt during the next five years and thereafter are as follows (in millions):

2011	$9
2012	8
2013	47
2014(1)	2,482
2015(2)	1,522
Thereafter	3,987

(1)	Included in 2014 are debt discounts of $12 million.
(2)	Included in 2015 are debt discounts of $4 million.

6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents—money market funds	$210	$—	$—	$210
Clearing broker assets—treasury bills	2	—	—	2

	$212	$—	$—	$212

Liabilities
Interest rate swap agreements and other	$—	$34	$—	$34

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents—money market funds	$168	$—	$—	$168
Clearing broker assets—treasury bills	151	—	—	151
Clearing broker assets—securities owned	40	—	—	40

	$359	$—	$—	$359

Liabilities
Clearing broker liabilities—customer securities sold short, not yet purchased	$9	$—	$—	$9
Interest rate swap agreements	—	70	—	70

	$9	$70	$—	$79

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Cash and cash equivalents—money market funds and Clearing broker assets—U.S. treasury bills are recognized and measured at fair value in the Company’s financial statements. Clearing broker assets and liabilities—securities owned and customer securities sold short, not yet purchased are recorded at closing exchange-quoted prices. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Goodwill	$—	$—	$560	$(328)

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
Goodwill	$—	$—	$928	$(1,126)

The fair value of goodwill is categorized in Level 3, fair value measurement using significant unobservable inputs, and is estimated by a combination of discounted cash flows based on (i) projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. Goodwill with a carrying value of $888 million was written down to fair value of $560 million and a $328 million impairment loss was recognized, of which $237 million is reflected in continuing operations and $91 million is reflected in discontinued operations as discussed further in Notes 1 and 2.

Goodwill with a carrying value of $2,054 million was written down to fair value of $928 million and a $1,126 million impairment loss was recognized, which is reflected in continuing operations for the year ended December 31, 2009 as discussed further in Note 1.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments (in millions):

	December 31, 2009		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$4,967	$4,815	$4,707	$4,644
Fixed rate debt	3,348	3,507	3,348	3,432

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

7. Preferred Stock

SCCII

SCCII has preferred and common stock outstanding at December 31, 2009 and 2010. The preferred stock is non-voting and ranks senior in right of payment to the common stock. Each share of preferred stock has a liquidation preference of $100 (the initial class P liquidation preference) plus an amount equal to the accrued and unpaid dividends accruing at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share), compounded quarterly. Holders of preferred stock are entitled to receive cumulative preferential dividends to the extent a dividend is declared by the Board of Directors of SCCII at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share) payable quarterly in arrears. The aggregate amount of cumulative but undeclared preferred stock dividends at December 31, 2009 and 2010 was $641 million and $837 million, respectively ($65.25 and $85.29 per share, respectively). No dividends have been declared since inception.

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

SCC

Preferred stock of SCCII is classified as Noncontrolling interest in the equity section or temporary equity on the balance sheet of SCC.

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

9. Stock Option and Award Plans and Stock-Based Compensation:

The SunGard 2005 Management Incentive Plan as amended from time to time (Plan) was established to provide long-term equity incentives. The Plan authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. Options on Units are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units (RSUs) for Units and options to purchase Class A common stock in SCC. Currently, equity awards are being granted for RSUs. All awards under the Plan are granted at fair market value on the date of grant.

Time-based options vest over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Time-based RSUs vest over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Performance-based options and RSUs are earned upon the attainment of certain annual earnings goals based on Internal EBITA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) targets for the Company during a specified performance period, generally five years. Time-based and performance-based options can partially or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years (ten years for modified performance-based RSUs) after the date of grant.

During the third quarter of 2009, the Company amended the terms of unvested performance awards granted prior to 2009 by (i) reducing performance targets for 2009 and 2010 to budgeted Internal EBITA, (ii) reducing the number of shares that are earned at the reduced targets, (iii) delaying vesting of earned shares, and, (iv) in the case of certain RSUs, increasing the length of time for distribution, or release, of vested awards. Excluding the 15 senior executive management award holders at that time, all 290 award holders participated in the amendments. During the fourth quarter of 2009, senior executive management’s performance awards were amended consistent with non-senior executive awards and in addition were amended to modify or add, as applicable, vesting on a return-on-equity basis terms. All amended equity awards were revalued at the modification dates at the respective fair market value. There was no expense recognized as a result of the modifications.

During the second quarter of 2010, the Company amended the terms of all unvested performance awards outstanding with performance periods after 2010 by reducing the performance targets for those periods to the budgeted Internal EBITA for the applicable year. All 280 award holders participated in the amendments, and there was no expense recognized as a result of the modification.

The total fair value of options that vested for 2008, 2009 and 2010 was $32 million, $24 million and $18 million, respectively. The total fair value of RSUs that vested for the years 2008, 2009 and 2010 was $3 million, $10 million and $13 million, respectively. At December 31, 2009 and 2010, approximately 592,000 and 804,000 RSU Units, respectively, were vested.

The fair value of option Units granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2008	2009	2010
Weighted-average fair value on date of grant	$7.67	$7.64	$7.37
Assumptions used to calculate fair value:
Volatility	37%	43%	36%
Risk-free interest rate	1.5%	2.1%	1.9%
Expected term	5.0 years	5.0 years	5.0 years
Dividends	zero	zero	zero

The fair value of Class A options granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2008	2009	2010
Weighted-average fair value on date of grant	$1.73	$0.28	$0.23
Assumptions used to calculate fair value:
Volatility	84%	81%	156%
Risk-free interest rate	2.8%	2.3%	2.1%
Expected term	5.0 years	5.0 years	5.0 years
Dividends	zero	zero	zero

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

For 2008, 2009 and 2010, the Company included non-cash stock compensation expense of $35 million, $33 million and $31 million, respectively, in sales, marketing and administration expenses. At December 31, 2010, there is approximately $7 million and $46 million, respectively, of unearned non-cash stock-based compensation related to time-based options and RSUs that the Company expects to record as expense over a weighted average of 2.5 and 3.7 years, respectively. In addition, at December 31, 2010, there is approximately $36 million and $44 million, respectively, of unearned non-cash stock-based compensation related to performance-based options and RSUs that the Company could record as expense over a weighted average of 3.1 and 4.0 years, respectively, depending on the level of achievement of financial performance goals. Included in the performance award amounts above are approximately 892,000 option Units ($5.0 million), 483,000 class A options ($0.5 million) and 226,000 RSUs ($4.5 million) that were earned during 2009 and 2010, but that will vest monthly during 2011 through 2013. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period.

The following table summarizes option/RSU activity:

	Units
	Options (in millions)	Weighted- Average Price	RSUs (in millions)	Weighted- Average Price	Class A Options (in millions)	Weighted- Average Price
Outstanding at December 31, 2007	35.2	$16.03	1.1	$21.14	2.7	$2.26
Granted	0.4	22.17	2.8	23.75	7.1	2.56
Exercised / released	(1.4)	9.11	—		—
Canceled	(2.4)	18.16	(0.2)	22.24	(0.4)	2.58

Outstanding at December 31, 2008	31.8	16.24	3.7	23.07	9.4	2.47
Granted	0.4	19.00	1.5	19.10	3.7	0.42
Exercised / released	(1.7)	10.56	—		—
Canceled	(2.5)	18.14	(0.2)	23.36	(0.6)	2.50

Outstanding at December 31, 2009	28.0	16.46	5.0	21.87	12.5	1.86
Granted	0.2	21.32	2.3	21.23	2.0	0.25
Exercised / released	(0.7)	11.94	(0.1)	22.86	—
Canceled	(1.3)	18.09	(0.8)	22.16	(2.1)	1.97

Outstanding at December 31, 2010	26.2	16.54	6.4	21.59	12.4	1.58

Included in the table above are 3.1 million option Units (weighted-average exercise price of $18.38), 0.8 million RSUs (weighted-average price of $21.90) and 1.9 million Class A options (weighted-average exercise price of $1.87) that have not vested and for which the performance period has ended. These options and RSUs may be canceled in the future.

Shares available for grant under the 2005 plan at December 31, 2010 were approximately 11.3 million shares of Class A common stock and 1.9 million shares of Class L common stock of SunGard Capital Corp. and 0.7 million shares of preferred stock of SunGard Capital Corp. II.

The total intrinsic value of options exercised during the years 2008, 2009 and 2010 was $20 million, $16 million and $7 million, respectively.

Cash proceeds received by SCC, including proceeds received by SCCII, from exercise of stock options was $3 million, $5 million and $1 million in 2008, 2009 and 2010, respectively. Cash proceeds received by SCCII from exercise of stock options was $1 million in each of 2008 and 2009 and $0.4 million in 2010.

The tax benefit from options exercised during 2008, 2009 and 2010 was $7 million, $6 million and $2 million, respectively. The tax benefit from release of RSUs during 2008, 2009 and 2010 was $0.1 million, $0.1 million and $0.8 million, respectively. The tax benefit is realized by SCC since SCC files as a consolidated group which includes SCCII and SunGard.

The following table summarizes information as of December 31, 2010 concerning options for Units and Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
Exercise Price	Number of Options Outstanding (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Number of Options (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
Units
$ 4.50	3.29	2.9	$55	3.29	2.9	$55
18.00 - 24.51	15.20	4.9	47	13.62	4.8	43

Class A Shares
0.21 - 0.44	3.69	8.9	—	0.68	8.6	—
1.41	0.99	7.9	—	0.43	7.9	—
2.22 - 3.06	4.00	7.2	—	2.26	7.2	—

10. Savings Plans:

The Company and its subsidiaries maintain savings and other defined contribution plans. Certain of these plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense for continuing operations under these plans aggregated $54 million in 2008, $58 million in 2009 and $63 million in 2010.

11. Income Taxes:

The provision (benefit) for income taxes for 2008, 2009 and 2010 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2008	2009	2010	2008	2009	2010	2008	2009	2010
Current:
Federal	$92	$22	$(2)	$92	$23	$(2)	$93	$23	$(1)
State	18	17	9	18	17	9	18	17	9
Foreign	35	52	54	35	52	54	35	52	54

	145	91	61	145	92	61	146	92	62

Deferred:
Federal	(83)	(141)	(70)	(83)	(141)	(70)	(84)	(141)	(71)
State	3	3	(9)	3	3	(9)	3	3	(9)
Foreign	(14)	(28)	(11)	(14)	(28)	(11)	(14)	(28)	(11)

	(94)	(166)	(90)	(94)	(166)	(90)	(95)	(166)	(91)

	$51	$(75)	$(29)	$51	$(74)	$(29)	$51	$(74)	$(29)

Income (loss) before income taxes for 2008, 2009 and 2010 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2008	2009	2010	2008	2009	2010	2008	2009	2010
U.S. operations	$(78)	$(1,249)	$(583)	$(78)	$(1,249)	$(583)	$(78)	$(1,249)	$(583)
Foreign operations	37	53	164	37	53	164	37	53	164

	$(41)	$(1,196)	$(419)	$(41)	$(1,196)	$(419)	$(41)	$(1,196)	$(419)

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate and the Company’s effective income tax rate for 2008, 2009 and 2010 were as follows (in millions):

	SCC				SCCII				SunGard
	2008	2009		2010	2008	2009		2010	2008	2009		2010
Tax at federal statutory rate	$(15)	$(419)		$(146)	$(15)	$(419)		$(146)	$(15)	$(419)		$(146)
State income taxes, net of federal benefit	15	13		7	15	13		7	15	13		7
Foreign taxes, net of U.S. foreign tax credit	29	(11	) (1)	(6)	29	(11	) (1)	(6)	29	(11	) (1)	(6)
Tax rate changes	—	(1)		(13)	—	(1)		(13)	—	(1)		(13)
Nondeductible goodwill impairment charge	—	343		79	—	343		79	—	343		79
Nondeductible expenses	4	4		3	4	4		3	4	4		3
Change in tax positions	17	(1)		—	17	(1)		—	17	(1)		—
Research and development credit	—	(2)		(3)	—	(2)		(3)	—	(2)		(3)
U.S. income taxes on non-U.S. unremitted earnings	1	3		48	1	3		48	1	3		48
Other, net	—	(4)		2	—	(3)		2	—	(3)		2

	$51	$(75)		$(29)	$51	$(74)		$(29)	$51	$(74)		$(29)

Effective income tax rate	(124)%	6%		7%	(124)%	6%		7%	(124)%	6%		7%

(1)	Foreign taxes, net in 2009 includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities at December 31, 2009 and 2010 consisted of the following (in millions):

	SCC		SCCII		SunGard
	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010
Current:
Trade receivables and retained interest	$15	$12	$15	$12	$15	$12
Accrued expenses, net	14	7	14	7	14	7

Total current deferred income tax asset	29	19	29	19	29	19
Valuation allowance	(10)	(9)	(10)	(9)	(10)	(9)

Net current deferred income tax asset	$19	$10	$19	$10	$19	$10

Long-term:
Property and equipment	$34	$29	$34	$29	$34	$29
Intangible assets	(1,458)	(1,320)	(1,458)	(1,319)	(1,458)	(1,319)
Net operating loss carry-forwards	122	136	122	136	122	136
Stock compensation	45	50	45	50	45	50
U.S. income taxes on non-U.S. unremitted earnings	(4)	(52)	(4)	(52)	(4)	(52)
Other, net	19	6	19	6	23	10

Total long-term deferred income tax liability	(1,242)	(1,151)	(1,242)	(1,150)	(1,238)	(1,146)
Valuation allowance	(60)	(61)	(60)	(61)	(60)	(61)

Net long-term deferred income tax liability	$(1,302)	$(1,212)	$(1,302)	$(1,211)	$(1,298)	$(1,207)

The net operating loss carryforwards total $2.2 billion, primarily U.S. state of $1.9 billion and U.S. federal of $136 million. These tax loss carryforwards expire between 2011 and 2030 and utilization is limited in certain jurisdictions. The Company recorded the benefit of tax loss carryforwards of $2 million, $23 million and $32 million in 2008, 2009 and 2010, respectively. A valuation allowance for deferred income tax assets associated with certain net operating loss carryforwards has been established.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2008	2009	2010
Balance at beginning of year	$20	$38	$38
Additions for tax positions of prior years	17	1	17
Reductions for tax positions of prior years	—	(4)	(4)
Settlements for tax positions of prior years	—	(3)	(18)
Additions for tax positions of current year	—	5	4
Additions for incremental interest	1	1	—

Balance at end of year	$38	$38	$37

Included in the balance of unrecognized tax benefits at December 31, 2010 is approximately $2 million (net of state benefit) of accrued interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is currently under audit by the Internal Revenue Service for the calendar years 2007 and 2008 and various state and foreign jurisdiction tax years remain open to examination as well. At any time some portion of the Company’s operations are under audit. Accordingly, certain matters may be resolved within the next 12 months which could result in a change in the unrecognized tax benefit liability.

As part of the Company’s strategy on the deployment of global cash, during the fourth quarter of 2010, the Company determined that unremitted earnings of approximately $446 million which had previously been considered to be indefinitely reinvested in its non-U.S. operations may be repatriated. Accordingly, deferred tax expense of $48 million was recognized to establish the deferred tax liability associated with unremitted earnings. As of December 31, 2010, the Company provided a deferred tax liability of approximately $52 million for non-U.S. withholding and U.S. income taxes associated with the future repatriation of earnings for certain non-U.S. subsidiaries.

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

PS primarily provides software and processing solutions designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public schools, utilities, non-profits and other public sector institutions.

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

The Company evaluates the performance of its segments based on operating results before interest, income taxes, goodwill impairment, amortization of acquisition-related intangible assets, stock compensation and certain other costs. The operating results for each segment follow (in millions):

2008	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$3,078	$540	$216	$1,567	$5,401	$—		$5,401
Depreciation and amortization	70	10	5	189	274	—		274
Operating income (loss)	608	130	66	443	1,247	(615	)(1)	632
Cash paid for property and equipment and software	91	24	7	269	391	—		391

2009	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$3,068	$526	$221	$1,517	$5,332	$—		$5,332
Depreciation and amortization	77	13	6	192	288	—		288
Operating income (loss)	618	138	60	380	1,196	(1,777	)(1)	(581)
Total assets	8,605	2,086	1,046	5,695	17,432	(3,452	)(2)	13,980
Cash paid for property and equipment and software	82	8	11	222	323	—		323

2010	FS	HE	PS	AS	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,807	$502	$214	$1,469	$4,992	$—		$4,992
Depreciation and amortization	82	13	6	190	291	—		291
Operating income (loss)	624	131	57	326	1,138	(870	)(1)	268
Total assets	8,830	2,107	852	5,957	17,746	(4,778	)(2)	12,968
Cash paid for property and equipment and software	93	14	8	196	311	1		312

(1)	Includes corporate administrative expenses, goodwill impairments, stock compensation expense, management fees paid to the Sponsors, other costs and certain other items, and amortization of acquisition-related intangible assets of $472 million, $529 million and $484 million in the years ended December 31, 2008, 2009 and 2010, respectively.

(2)	Includes items that are eliminated in consolidation, deferred income taxes and, in 2009, the assets of the Company’s discontinued operations of $310 million.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	FS		HE	PS		AS	Total Operating Segments	Corporate	Consolidated Total
2008	$286	(1)	$34	$19	(1)	$129	$468	$4	$472
2009	303	(2)	33	21		170	527	2	529
2010	259		33	20		171	483	1	484

(1)	Includes the combined effect of approximately $67 million of impairment charges related to software and customer base affecting both FS and PS.

(2)	Includes approximately $35 million of impairment charges related to software and customer base.

The FS segment is organized to align with customer-facing business areas. FS revenue by business area follows (in millions):

	Year ended December 31,
	2009	2010
Position, Risk & Operations	$581	$668
Global Trading	989	589
Wealth Management	380	389
Asset Management	371	362
Banking	186	203
Corporate Liquidity	167	175
Insurance	162	175
Global Services	115	120
Technology, Deployment & Distribution	84	92
All other	33	34

Total Financial Systems	$3,068	$2,807

The Company’s revenue by customer location follows (in millions):

	Year ended December 31,
	2008	2009	2010
United States	$3,952	$3,835	$3,435

International:
United Kingdom	445	415	457
Continental Europe	609	597	585
Asia/Pacific	104	188	254
Canada	169	158	165
Other	122	139	96

	1,449	1,497	1,557

	$5,401	$5,332	$4,992

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2009	December 31, 2010
United States	$614	$612

International:
United Kingdom	186	179
Continental Europe	64	62
Canada	44	40
Asia/Pacific	10	22
Other	1	3

	305	306

	$919	$918

13. Related Party Transactions:

SunGard is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to SunGard and the Parent Companies. These services include financial, managerial and operational advice and implementation strategies for improving the operating, marketing and financial performance of SunGard and its subsidiaries. The management fees are equal to 1% of quarterly Adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and goodwill impairment, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, and are payable quarterly in arrears. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change in control transactions. For the years ended December 31, 2008, 2009 and 2010, SunGard recorded $23 million, $15 million and $17 million, respectively, relating to management fees in sales, marketing and administration expenses in the statement of operations, of which $4 million and $6 million, respectively, is included in other accrued expenses at December 31, 2009 and 2010, respectively.

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

One of the Company’s Sponsors, Goldman Sachs & Co. and/or its respective affiliates served as a joint book-running manager in connection with SunGard’s 2010 debt offering of $900 million Senior Notes due 2018 and $700 million Senior Notes due 2018. In connection with serving in such capacity, Goldman Sachs & Co. was paid $10 million for customary fees and expenses.

14. Commitments, Contingencies and Guarantees:

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were $28 million of restoration liabilities included in accrued expenses at December 31, 2010.

Future minimum rentals under operating leases with initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010 follow (in millions):

2011	$210
2012	195
2013	165
2014	147
2015	129
Thereafter	519

$1,365

Rent expense from continuing operations aggregated $222 million in 2008, $243 million in 2009 and $237 million in 2010. At December 31, 2010, the Company had $42 million of outstanding letters of credit and bid bonds issued primarily as security for performance under certain customer contracts.

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

The Company is presently a party to certain lawsuits arising in the ordinary course of its business. In the opinion of management, none of its current legal proceedings are expected to have a material impact on the Company’s business or financial results. The Company’s customer contracts generally include typical indemnification of customers, primarily for intellectual property infringement claims. Liabilities in connection with such obligations have not been material.

15. Quarterly Financial Data (unaudited):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2009
Revenue	$1,295	$1,330	$1,291		$1,416
Gross profit(1)	637	673	695		793
Loss before income taxes	(45)	(7)	(45)		(1,099	)(3)
Loss from continuing operations (SCC)	(35)	(8)	(37	)(2)	(1,041	)(3)
Loss from continuing operations (SCCII and SunGard)	(35)	(8)	(37	)(2)	(1,042	)(3)
Income (loss) from discontinued operations	1	1	(3)		5
Net loss (SCC)	(34)	(7)	(40	)(2)	(1,036	)(3)
Net loss (SCCII and SunGard)	(34)	(7)	(40	)(2)	(1,037	)(3)
Net loss attributable to SCC	(76)	(51)	(86	)(2)	(1,084	)(3)
2010
Revenue	$1,200	$1,253	$1,201		$1,338
Gross profit(1)	632	694	663		802
Loss before income taxes	(88)	(20)	(300	)(4)	(11)
Loss from continuing operations	(56)	(21)	(288	)(4)	(25)
Income (loss) from discontinued operations	2	—	(90	)(5)	(92	)(6)
Net loss	(54)	(21)	(378	)(4)(5)	(117	)(6)
Net loss attributable to SCC	(101)	(70)	(429	)(4)(5)	(161	)(6)

(1)	Gross profit equals revenue less cost of sales and direct operating expenses.

(2)	Includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

(3)	Includes a pre-tax goodwill impairment charge of $1.13 billion.

(4)	Includes a pre-tax goodwill impairment charge of $237 million.

(5)	Includes a pre-tax goodwill impairment charge of $91 million.

(6)	Includes a pre-tax loss on sale of the discontinued operation of $94 million.

16. Supplemental Cash Flow Information:

Supplemental cash flow information for 2008, 2009 and 2010 follows (in millions):

	Year ended December 31,
	2008	2009	2010
Supplemental information:
Interest paid	$550	$596	$625

Income taxes paid, net of refunds	$134	$135	$43

Acquired businesses:
Property and equipment	$11	$—	$5
Software products	140	10	21
Customer base	198	5	27
Goodwill	629	2	25
Other tangible and intangible assets	67	—	8
Deferred income taxes	(117)	(1)	(5)
Purchase price obligations and debt assumed	(74)	(1)	(2)
Net current liabilities assumed	(133)	(2)	3

Cash paid for acquired businesses, net of cash acquired of $78, $1 and $10, respectively	$721	$13	$82

17. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2009 and 2010, and for the years ended December 31, 2008, 2009 and 2010 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5.

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$126	$(9)	$525	$—	$642
Intercompany balances	(6,563)	5,787	776	—	—
Trade receivables, net	—	734	354	—	1,088
Prepaid expenses, taxes and other current assets	2,017	77	397	(1,968)	523
Current assets of discontinued operations	—	—	90	—	90

Total current assets	(4,420)	6,589	2,142	(1,968)	2,343
Property and equipment, net	1	603	315	—	919
Intangible assets, net	164	3,756	551	—	4,471
Intercompany balances	961	(691)	(270)	—	—
Goodwill	—	4,895	1,132	—	6,027
Long-term assets of discontinued operations	—	—	220	—	220
Investment in subsidiaries	13,394	2,490	—	(15,884)	—

Total Assets	$10,100	$17,642	$4,090	$(17,852)	$13,980

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$45	$7	$12	$—	$64
Accounts payable and other current liabilities	272	2,901	1,019	(1,968)	2,224
Current liabilities of discontinued operations	—	—	60	—	60

Total current liabilities	317	2,908	1,091	(1,968)	2,348
Long-term debt	7,687	3	561	—	8,251
Intercompany debt	82	103	(23)	(162)	—
Deferred income taxes	(53)	1,234	117	—	1,298
Long-term liabilities of discontinued operations	—	—	8	8	16

Total liabilities	8,033	4,248	1,754	(2,122)	11,913

Total stockholder’s equity	2,067	13,394	2,336	(15,730)	2,067

Total Liabilities and Stockholder’s Equity	$10,100	$17,642	$4,090	$(17,852)	$13,980

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$179	$—	$599	$—	$778
Intercompany balances	(7,500)	6,659	841	—	—
Trade receivables, net	2	702	357	—	1,061
Prepaid expenses, taxes and other current assets	2,729	85	309	(2,705)	418

Total current assets	(4,590)	7,446	2,106	(2,705)	2,257
Property and equipment, net	—	602	316	—	918
Intangible assets, net	150	3,330	539	—	4,019
Intercompany balances	(4)	—	4	—	—
Goodwill	—	4,657	1,117	—	5,774
Investment in subsidiaries	14,012	2,456	—	(16,468)	—

Total Assets	$9,568	$18,491	$4,082	$(19,173)	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$7	$—	$9
Accounts payable and other current liabilities	203	3,661	940	(2,705)	2,099

Total current liabilities	203	3,663	947	(2,705)	2,108
Long-term debt	7,607	2	437	—	8,046
Intercompany debt	(195)	65	249	(119)	—
Deferred income taxes	346	749	112	—	1,207

Total liabilities	7,961	4,479	1,745	(2,824)	11,361

Total stockholder’s equity	1,607	14,012	2,337	(16,349)	1,607

Total Liabilities and Stockholder’s Equity	$9,568	$18,491	$4,082	$(19,173)	$12,968

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$3,540	$1,954	$(93)	$5,401

Costs and expenses:
Cost of sales and direct operating	—	1,558	1,136	(93)	2,601
Sales, marketing and administration	112	584	417	—	1,113
Product development	—	183	126	—	309
Depreciation and amortization	—	205	69	—	274
Amortization of acquisition-related intangible assets	4	373	95	—	472

	116	2,903	1,843	(93)	4,769

Income (loss) from operations	(116)	637	111	—	632
Net interest income (expense)	(533)	(18)	(29)		(580)
Other income (expense)	173	(209)	(72)	15	(93)

Income (loss) before income taxes	(476)	410	10	15	(41)
Benefit from (provision for) income taxes	234	(212)	(73)	—	(51)

Income (Loss) from continuing operations	(242)	198	(63)	15	(92)
Loss from discontinued operations, net of tax	—	—	(150)	—	(150)

Net income (loss)	$(242)	$198	$(213)	$15	$(242)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$3,429	$2,006	$(103)	$5,332

Costs and expenses:
Cost of sales and direct operating	—	1,462	1,175	(103)	2,534
Sales, marketing and administration	99	593	396	—	1,088
Product development	—	166	182	—	348
Depreciation and amortization	—	214	74	—	288
Amortization of acquisition-related intangible assets	2	404	123	—	529
Goodwill impairment charges	—	1,126	—	—	1,126

	101	3,965	1,950	(103)	5,913

Income (loss) from operations	(101)	(536)	56	—	(581)
Net interest income (expense)	(547)	(48)	(35)	—	(630)
Other income (expense)	(707)	(21)	11	732	15

Income (loss) before income taxes	(1,355)	(605)	32	732	(1,196)
Benefit from (provision for) income taxes	237	(101)	(62)	—	74

Income (loss) from continuing operations	(1,118)	(706)	(30)	732	(1,122)
Income from discontinued operations, net of tax	—	—	4	—	4

Net loss	$(1,118)	$(706)	$(26)	$732	$(1,118)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$3,624	$1,531	$(163)	$4,992

Costs and expenses:
Cost of sales and direct operating	—	1,532	832	(163)	2,201
Sales, marketing and administration	112	583	446	—	1,141
Product development	—	107	263	—	370
Depreciation and amortization	—	205	86	—	291
Amortization of acquisition-related intangible assets	1	406	77	—	484
Goodwill impairment charges	—	237	—	—	237

	113	3,070	1,704	(163)	4,724

Income (loss) from operations	(113)	554	(173)	—	268
Net interest income (expense)	(591)	(110)	65	—	(636)
Other income (expense)	42	(198)	5	100	(51)

Income (loss) before income taxes	(662)	246	(103)	100	(419)
Benefit from (provision for) income taxes	272	(146)	(97)	—	29

Income (loss) from continuing operations	(390)	100	(200)	100	(390)
Loss from discontinued operations, net of tax	—	—	(180)	—	(180)

Net income (loss)	$(390)	$100	$(380)	$100	$(570)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(242)	$198	$(213)	$15	$(242)
Loss from discontinued operations	—	—	(150)	—	(150)

Income (loss) from continuing operations	(242)	198	(63)	15	(92)
Non cash adjustments	(128)	720	196	(15)	773
Changes in operating assets and liabilities	(672)	462	(95)	—	(305)

Cash flow provided by (used in) continuing operations	(1,042)	1,380	38	—	376
Cash flow provided by discontinued operations	—	—	9	—	9

Cash flow provided by (used in) operations	(1,042)	1,380	47	—	385

Investment activities:
Intercompany transactions	141	(439)	298	—	—
Cash paid for acquired businesses, net of cash acquired	—	(657)	(64)	—	(721)
Cash paid for property and equipment and software	1	(261)	(131)	—	(391)
Other investing activities	4	(12)	12	—	4

Cash provided by (used in) continuing operations	146	(1,369)	115	—	(1,108)
Cash used in discontinued operations	—	—	(17)	—	(17)

Cash provided by (used in) investment activities	146	(1,369)	98	—	(1,125)

Financing activities:
Net repayments of debt	1,390	3	(52)	—	1,341
Other financing activities	(22)	—	—	—	(22)

Cash provided by (used in) continuing operations	1,368	3	(52)	—	1,319
Cash provided by discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	1,368	3	(52)	—	1,319

Effect of exchange rate changes on cash	—	—	(31)	—	(31)

Increase in cash and cash equivalents	472	14	62	—	548
Beginning cash and cash equivalents	39	2	386	—	427

Ending cash and cash equivalents	$511	$16	$448	$—	$975

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(1,118)	$(706)	$(26)	$732	$(1,118)
Income from discontinued operations	—	—	4	—	4

Income (loss) from continuing operations	(1,118)	(706)	(30)	732	(1,122)
Non cash adjustments	776	1,646	148	(732)	1,838
Changes in operating assets and liabilities	(334)	(115)	339	—	(110)

Cash flow provided by (used in) continuing operations	(676)	825	457	—	606
Cash flow provided by discontinued operations	—	—	33	—	33

Cash flow provided by (used in) operations	(676)	825	490	—	639

Investment activities:
Intercompany transactions	1,138	(598)	(540)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(13)	—	—	(13)
Cash paid for property and equipment and software	—	(231)	(92)	—	(323)
Other investing activities	—	—	5	—	5

Cash provided by (used in) continuing operations	1,138	(842)	(627)	—	(331)
Cash used in discontinued operations	—	—	(2)	—	(2)

Cash provided by (used in) investment activities	1,138	(842)	(629)	—	(333)

Financing activities:
Net repayments of debt	(844)	(8)	229	—	(623)
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) continuing operations	(847)	(8)	229	—	(626)
Cash used in discontinued operations	—	—	(2)	—	(2)

Cash provided by (used in) financing activities	(847)	(8)	227	—	(628)

Effect of exchange rate changes on cash	—	—	11	—	11

Increase (decrease) in cash and cash equivalents	(385)	(25)	99	—	(311)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$126	$(9)	$547	$—	$664

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(390)	$100	$(380)	$100	$(570)
Loss from discontinued operations	—	—	(180)	—	(180)

Income (loss) from continuing operations	(390)	100	(200)	100	(390)
Non cash adjustments	25	937	194	(100)	1,056
Changes in operating assets and liabilities	(339)	409	(22)	—	48

Cash flow provided by (used in) continuing operations	(704)	1,446	(28)	—	714
Cash flow provided by discontinued operations	—	—	7	—	7

Cash flow provided by (used in) operations	(704)	1,446	(21)	—	721

Investment activities:
Intercompany transactions	984	(1,142)	158	—	—
Cash paid for acquired businesses, net of cash acquired	—	(82)	—	—	(82)
Cash paid for property and equipment and software	(1)	(221)	(90)	—	(312)
Other investing activities	(2)	14	(3)	—	9

Cash provided by (used in) continuing operations	981	(1,431)	65	—	(385)
Cash provided by discontinued operations	—	—	125	—	125

Cash provided by (used in) investment activities	981	(1,431)	190	—	(260)

Financing activities:
Net repayments of debt	(212)	(6)	(114)	—	(332)
Other financing activities	(12)	—	—	—	(12)

Cash provided by (used in) continuing operations	(224)	(6)	(114)	—	(344)
Cash provided by discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(224)	(6)	(114)	—	(344)

Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	53	9	52	—	114
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$179	$—	$599	$—	$778

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position with SunGard Data Systems Inc.
Executive Officers
Cristóbal Conde	50	President, Chief Executive Officer and Director
Harold C. Finders	55	Interim Group Chief Executive Officer, Financial Systems
Till M. Guldimann	61	Vice Chairman
Ron M. Lang	59	Group Chief Executive Officer, Higher Education
Karen M. Mullane	46	Vice President and Controller
Brian Robins	52	Senior Vice President and Chief Marketing Officer
Gilbert O. Santos	51	Group Chief Executive Officer, Public Sector
Victoria E. Silbey	47	Senior Vice President—Legal and General Counsel
Andrew A. Stern	53	Group Chief Executive Officer, Availability Services
Richard C. Tarbox	58	Senior Vice President—Corporate Development
Kathleen Weslock	55	Senior Vice President—Human Resources and Chief Human Resources Officer
Robert F. Woods	55	Senior Vice President—Finance and Chief Financial Officer

Directors
Chinh E. Chu	44	Director
John Connaughton	45	Director
James H. Greene, Jr.	60	Director
Glenn H. Hutchins	55	Chairman of the Board of Directors
James L. Mann	76	Director
John Marren	47	Director
Sanjeev Mehra	52	Director
Julie Richardson	47	Director

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

Mr. Finders has been Interim Group Chief Executive Officer, Financial Systems, since January 2011 and Division Chief Executive Officer, Financial Systems, from 2007 to 2010. Mr. Finders was Group Chief Executive Officer, SunGard Europe from 2005 to 2007. From 2001 to 2005, Mr. Finders headed the SunGard Investment Management Systems businesses based in Europe. From 1996 to 2001, he held various senior management positions with us overseeing a number of our European financial systems businesses. Mr. Finders headed a Geneva-based wealth management systems business that we acquired in 1996.

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

Ms. Silbey has been Senior Vice President—Legal and General Counsel since 2006 and Vice President —Legal and General Counsel from 2005 to 2006. From 1997 to 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from 2004 to 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Stern has been Group Chief Executive Officer, SunGard Availability Services since June 2010. Mr. Stern held various senior positions with USinternetworking, Inc. (acquired by AT&T in 2006), including Chief Executive Officer from 2000 to 2008, Chairman from 2002 to 2006, Chief Operating Officer from 1999 to 2000 and Executive Vice President and Chief Financial Officer from 1998 to 1999. Previously, he served as Executive Vice President, Strategy and Reinsurance Operations at USF&G.

Mr. Tarbox has been Senior Vice President—Corporate Development since 2001 and was Vice President—Corporate Development from 1987 to 2001.

Ms. Weslock has been Senior Vice President—Human Resources and Chief Human Resources Officer since 2006. From 2005 to 2006, Ms. Weslock was head of Human Resources at Deloitte Financial Services LLP, and from 2001 to 2005 she was Director of Global Human Resources for Shearman & Sterling LLP, an international law firm.

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

Mr. Chu has been a Director since 2005. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu serves on the Boards of Directors of Catalent Pharma Solutions, Inc., DJO Incorporated, Graham Packaging Company Inc. and HealthMarkets, Inc. and previously served on the Board of Directors of Celanese Corporation, Financial Guaranty Insurance Company and Nalco Holding Company.

Mr. Connaughton has been a Director since 2005. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC, a global private investment firm, an Officer of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. Mr. Connaughton currently serves on the Boards of Directors of Air Medical Holdings, Inc., Clear Channel Communications, Inc., CRC Health Group, Inc., Hospital Corporation of America, Inc., Quintiles Transnational Corp., Warner Chilcott Ltd. and Warner Music Group Corp. and previously served on the Board of Directors of AMC Entertainment Inc., CMP Susquehanna Holdings Corp., Epoch Senior Living, M|C Communications (PriMed), ProSiebenSat.1.Media and Stericycle Inc.

Mr. Greene has been a Director since 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. LP, a global alternative asset management firm (“KKR”), in 1986 and was a General Partner of KKR from 1993 until 1996, when he became a member of KKR & Co. L.L.C. until October 2009. Mr. Greene is currently a member of KKR Management, LLC, which is the general partner of KKR & Co. L.P. Mr. Greene serves on the Board of Directors of Aricent Inc., TASC, Inc. and Western New York Energy, LLC and previously served on the Board of Directors of Accuride Corporation, Alliance Imaging, Inc., Avago Technologies, Sun Microsystems, Inc. and Zhone Technologies, Inc.

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

Mr. Marren has been a Director since 2005. Mr. Marren joined TPG Capital LP, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. Mr. Marren is currently the Chairman of the Board of MEMC Electronic Materials, Inc. and serves on the Board of Directors of Avaya Inc. and Freescale Semiconductor Inc. and previously served on the Board of Directors of Conexant Systems Inc. and ON Semiconductor Corporation.

Mr. Mehra has been a Director since 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its

Merchant Banking Division since 1996. He serves on the Boards of Directors of ARAMARK Corporation, First Aviation Services, Inc., Hawker Beechcraft, Inc., KAR Auction Services, Inc. and Sigma Electric and previously served on the Board of Directors of Hexcel Corporation and Nalco Holding Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that all reportable transaction were reported, the Company believes that all Section 16(a) filing requirements were timely met during 2010, except that (i) Form 4s were filed for Mr. Robins on December 13, 2010 with respect to an option exercise on April 20, 2010; (ii) Form 4s were filed for Mr. Mann on December 13, 2010 with respect to the grant of equity awards on September 15, 2010; and (iii) Form 4s were filed for Mr. Woods on December 13, 2010 with respect to the grant of equity awards on November 18, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2010 to our chief executive officer (principal executive officer), chief financial officer (principal financial officer) and three other executive officers who were the most highly compensated executive officers in fiscal year 2010. We refer to these five executive officers as our “named executives.”

Our executive compensation programs have remained substantially the same for several years. The primary focus of our compensation philosophy is to pay for performance. We believe our programs are effectively designed and align well with the interests of our stockholders and are instrumental to achieving our business strategy.

Our compensation policies and objectives during 2010 were influenced by a variety of factors. One factor was the uncertainty regarding whether, when and to what extent the worldwide economic conditions that impacted our 2009 financial results would improve during 2010. As a result of this economic uncertainty and how it would impact our industry and our business, the Compensation Committee took a conservative approach to compensation programs in 2010.

Highlighted below are some of the key actions and decisions with respect to our executive compensation programs for fiscal 2010 as approved by the Compensation Committee:

•

Salary Increases. Following 2009 in which no salary increases were awarded to the named executives as part of a Company-wide restriction on salary increases, 2010 salary increases to the named executives were no more than 2%.

•

The Compensation Committee targets annual base salaries to approximate the 60th percentile of base salaries of survey data, with the performance-based executive incentive compensation (“EIC”) bonus designed to allow the named executive to earn total target cash compensation at the 85th percentile of survey data only where the named executive achieves specific performance objectives.

•	Strong Performance-Based Compensation Awards and Payouts. Our executive compensation is tightly linked with performance.

•

As with past years, we adopted EIC plans through which the named executives were eligible to earn cash incentive compensation based upon achievement of specific financial objectives for 2010 approved by the Compensation Committee that are designed to challenge the named executives to high performance.

•

In 2010, we made changes to the annual EIC bonus to ensure that we reward performance that is consistent with our goals and appropriately balance short- and long-term incentives. The total 2010 EIC bonus (including any override earned) were capped at 1.75 times the target EIC bonus for our corporate-level senior executives and at 3.0 times the target EIC bonus for our segment-level senior executives.

•

In accordance with new SEC rules, we evaluated risks associated with our compensation programs. As described below under the Risk Considerations in Our Compensation Programs, the Compensation Committee concluded that our compensation policies and practices for 2010 do not create risks that are reasonably likely to have a material adverse effect on the Company.

Administration of Our Compensation Program

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

In 2010, the principal elements of compensation for named executives were:

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

The survey data used for 2010 compensation purposes comes from two sources: Radford Executive Benchmark Survey, which focuses on technology companies; and Towers Perrin Compensation Data Bank, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies. For purposes of establishing compensation recommendations, we use a blend of the Radford and Towers Perrin survey data to reflect our size and industry.

From the Radford survey data for our corporate-level named executives, we assessed compensation from 221 public and private companies using a weighted average of 25% for companies with annual revenues between $1 billion and $3 billion and a 75% weighted average for companies with annual revenues over $3 billion. From the Radford survey data for our division-level named executives, we assessed compensation from 222 public and private companies with annual revenues from $0.5 billion to $3 billion. From the Towers Perrin survey data we assessed compensation of 428 companies with annual revenues statistically regressed to $5.5 billion for our corporate-level named executives and to the applicable SunGard division’s revenue for our division-level named executives.

The companies we consider within our peer group are financial services and software companies of similar industry and revenue as the Company, and some of which various businesses within the Company compete against for business and for talent. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from Radford and Towers Perrin. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2010:

Automatic Data Processing, Inc.	DST Systems, Inc.	MasterCard Incorporated
BMC Software, Inc.	Fidelity National Information	Paychex, Inc.
Broadridge Financial Solutions, Inc.	Services, Inc.	SEI Investments Company
Computer Sciences Corporation	Fiserv, Inc.	The Western Union Company
Convergys Corporation	Iron Mountain Incorporated

Our annual cash compensation packages for executive officers include base salary and an EIC bonus. We generally target the 60th percentile of the survey data as our benchmark for base salary and the 85th percentile as our benchmark for total on-target cash compensation. Because we pay for performance, we weight the cash compensation more heavily toward the performance incentives and less toward the base salary.

Base Salary.     For base salary, we generally target the 60th percentile of the blended survey data to provide a fixed compensation based on competitive market practice that is not subject to performance risk while also considering other factors, such as individual and Company performance. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each named executive based on his or her position and responsibility by using survey data. Salary for each named executive for calendar year 2010 is reported in Table 1—Summary Compensation Table below.

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

In 2010, we made changes to the annual EIC bonus plan to ensure that we reward performance that is consistent the our goals and appropriately balance short- and long-term incentives. The total 2010 EIC bonuses (including any override earned) were capped at 1.75 times the target EIC bonus for our corporate-level senior executives and at 3.0 times the target EIC bonus for our division-level senior executives.

The financial measures used for the 2010 EIC bonuses for the named executives were one or more of the following: (i) Internal EBITA, which represents actual earnings before interest, taxes and amortization, noncash stock compensation expense, management fees paid to the Sponsors and certain other unusual items, (ii) budgeted revenue growth of the Company’s business segments, and (iii) the run rate for services provided for which we will be billing effective at the start of a year. These metrics were selected as the most appropriate measures upon which to base the 2010 EIC bonuses for the named executives because they are important metrics that management and the Sponsors use to evaluate the performance of the Company or a particular business. While we have established threshold, mid-point, and on-target Internal EBITA goals, as set forth in the table below, EIC bonuses may be increased if the applicable Internal EBITA goal is exceeded. As a result, the named executives may be entitled to receive an increase in bonus equal to a small percentage of the amount by which the applicable Internal EBITA goal is exceeded. We refer to any such increase in the bonus as an “override.”

Because the 2010 on-target goal was lower than the 2008 on-target goal as a result of the impact of the economic crisis on the Company, it was determined that for the corporate-level named executives, Messrs. Conde and Woods, (i) if the actual 2010 Internal EBITA is above the 2010 Internal EBITA goal but below the actual 2008 Internal EBITA, they would receive 1/3 of the applicable override; and (ii) if the actual 2010 Internal EBITA exceeds the actual 2008 Internal EBITA, they would receive the override amount described in clause (i) plus an amount equal to the override rate multiplied by the amount by which the actual 2010 Internal EBITA exceeds actual 2008 Internal EBITA. The same approach was followed for Mr. Stern’s 2010 Availability Services Internal EBITA goal, except that the 2010 on-target goal was measured against the 2009 on-target goal (rather than the 2008 on-target goal used for Messrs. Conde and Woods).

For our Financial Systems division-level named executives, Mr. Ashton, whose employment with the Company terminated effective as of December 31, 2010, and Mr. Finders, EIC bonuses earned on the achievement of Internal EBITA goals were also subject to a multiplier that, depending upon the achievement of year-over-year revenue growth goals of the Financial Systems segment, could result in a further increase or decrease of any bonus earned based on the achievement of Internal EBITA goals. As set forth in the table below, the multiplier ranged from 0 to 1.5, meaning that revenue growth results could reduce or increase amounts earned by these named executives based on the achievement of Internal EBITA goals; with a multiplier of 1 resulting in no adjustment to the award established by the Internal EBITA goals.

The following table provides the 2010 threshold, mid-point and on-target goals for the named executives and the EIC bonuses paid to them based on actual results from 2010:

				Actual
	Internal EBITA Goals			2010 EIC
	(in thousands)			Bonus
Name and Type of Internal EBITA Goal	Threshold	Mid-Point	On-Target	Payment
Cristóbal Conde
Consolidated Company Internal EBITA	$1,075,000	$1,103,000	$1,131,000	$1,847,471	(1)
Robert F. Woods
Consolidated Company Internal EBITA	$1,075,000	$1,103,000	$1,131,000	$698,037	(1)
James E. Ashton III
Financial Systems Segment Internal EBITA	$622,250	$638,625	$655,000	$549,971	(2)
Harold C. Finders
Financial Systems Segment Internal EBITA	$622,250	$638,625	$655,000	$584,176	(2)
Andrew A. Stern
Availability Services Segment Internal EBITA	$302,918	$319,747	$336,576	$306,250	(3)
Availability Services Segment Traditional Recovery Starting Run Rate	$49,013	$50,303	$51,593	$58,100	(3)
Availability Services Segment Managed Services Starting Run Rate	$36,281	$37,235	$38,190	$42,885	(3)

(1)	Represents the EIC bonus earned as a result of the consolidated Company achieving 99.66% of the on-target 2010 Internal EBITA goal with no override earned.

(2)	Represents the EIC bonus earned as a result of the Financial Systems Segment achieving 99.88% of the on-target 2010 Internal EBITA goal with no override earned. The revenue multiplier applicable to the 2010 EBITA incentive amounts earned was 1 in 2010; therefore, it did not increase or decrease the incentive payment earned based on the achievement of the on-target Internal EBITA goal.

(3)	Represents the EIC bonus earned as a result of the Availability Segment achieving the on-target 2010 Internal EBITA goal and between mid-point and on-target for the run rate goals. Mr. Stern’s EIC bonus was prorated for the portion of the year that he was employed by the Company.

The following table provides the low, target and maximum multiplier applicable to the 2010 Internal EBITA incentive amounts earned by Messrs. Ashton and Finders, which is based on the percentage increase or decrease in revenue of the Financial Systems segment as compared to the prior year.

Name	0 Multiplier Low	1 Multiplier Target	1.5 Multiplier Max	Actual 2010 Multiplier
James E. Ashton III
Financial Systems Segment Revenue Growth (% increase/(decrease) over prior year)	2.0%	4.0-10.4%	14.0%	1
Harold C. Finders
Financial Systems Segment Revenue Growth (% increase/(decrease) over prior year)	2.0%	4.0-10.4%	14.0%	1

Further, in recognition of the extraordinary effort by Mr. Finders during the fourth quarter of 2010 after the announcement of Mr. Ashton’s termination of employment at year end, Mr. Finders received a one-time discretionary bonus of $100,000 in addition to his 2010 EIC bonus.

Long-Term Equity Compensation

We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. We have either a combination of RSUs and Class A options (“hybrid awards”) or RSUs because of the direct relationship between the value of this equity and the value of our stock. We believe that these grants are the best method of motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our equity program as a key retention tool. Retention is an important factor in our determination of the type of award to grant and the number of underlying Units or shares to grant.

In 2005 in connection with the LBO, executive officers and other managers and key employees were granted a combination of time-based and performance-based options to purchase equity in the Parent Companies. The size of these initial option grants were commensurate with the executive’s position, performance and tenure with the Company and were agreed to in connection with the LBO. These grants were intended to cover the period between the grant date and December 31, 2010, absent promotions or other unusual circumstances. In 2007, Mr. Finders received an option award due to his promotion to Division Chief Executive Officer, Financial Systems. In 2009, Messrs. Ashton and Finders received hybrid awards for outstanding performance in difficult economic conditions and for retention purposes. When Messrs. Stern and Woods joined the Company in 2010, they were each granted equity commensurate with their roles. Additionally, as a result of Mr. Woods’ performance during his first year, additional equity grants originally scheduled to be awarded in the future pursuant to his employment agreement, were in fact granted to him in 2010. Additional information on all 2010 and outstanding grants to the named executives is shown in Table 2—2010 Grants of Plan-Based Awards and Table 3—Outstanding Equity Awards at 2010 Fiscal Year-End below.

Performance-based options granted to the named executives vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company during a specified performance period, generally five or six years. The annual vesting goals for the performance-based options were agreed to by the Sponsors and senior management in 2005 in connection with the LBO and require sustained and superior company-wide performance in each of the years in the performance period but allow for additional vesting for over performance.

In 2009, the performance-based equity awards were amended. As a result of the general economic situation, the turbulence in the financial services industry and continued uncertainty in the markets, the Compensation Committee determined that the original performance targets established in 2005 and the benefit of accelerated vesting for senior executives in certain liquidity events were not achievable. The performance-based equity held by named executives was amended to, among other things, reduce the performance targets for 2009 and 2010 to reflect the Company’s enterprise-wide EBITA budget for those calendar years; reduce the number of shares available for vesting; and spread vesting over three years as follows: 25% of the earned award vested on December 31 of the applicable calendar year, and the remaining 75% vesting in equal monthly installments over the next 36 months. For Messrs. Ashton, Conde and Finders and certain other senior executives only, the performance-based awards were also amended to extend through 2013 the awards’ ability to vest on an accelerated basis in the event of a change in control of the Company.

In 2010, based on the same rationale discussed above causing the original performance targets to not be achievable, the Compensation Committee approved the amendments of the performance-based equity awards to reduce the performance targets for 2011 through 2014, as applicable, to reflect the Company’s enterprise-wide EBITA budget for those applicable calendar years.

The 2009 and 2010 amendments to the EBITA targets in each of the applicable named executive’s awards are the same as the amendments made to outstanding performance-based options and RSUs held by other Company employees.

Based upon actual year-end 2010 results, 4.96% of each 2005 performance-based option award vested out of a maximum of 16.67% available to vest each of six years in the performance period, and 5.95% of each performance-based equity award granted after 2006 vested out of a maximum of 20% available to vest each of five years in the performance period.

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

Employment Agreements, Severance Compensation & Change of Control Protection

In connection with the LBO, the Company entered into definitive employment agreements with certain senior managers, including Messrs. Conde, Ashton and Finders. Messrs. Stern and Woods entered into employment agreements with the Company when they each joined in 2010 (see below description). The executives with such agreements are eligible for payments if employment terminates or, for certain executives, if there is a change of control, as described under “Potential Payments on Termination or Change of Control” below. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control.

The agreements include the following terms:

•	An initial term followed by one-year automatic renewals unless terminated on one year’s advance notice.

•	Base salary subject to review periodically for appropriate increases by the CEO or the Compensation Committee pursuant to the Company’s normal performance review policies for senior level executives.

•	The opportunity to participate in all short-term and long-term incentive programs, including an annual cash bonus, established by the Company for senior level executives.

•	Employee benefits consistent with those made available to the Company’s senior level executives.

•	Participation in the equity plan of SCC and SCCII.

•

For certain executives, the right to receive certain severance payments as defined in the applicable agreements, including upon a termination without “cause,” a resignation for “good reason” or a “change of control.” For Messrs. Conde, Ashton and Finders, these terms were consistent with the severance payments provided for under the change of control agreement with the Company in effect prior to the LBO. See “Potential Payments Upon Termination or Change of Control” below.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for applicable post-termination periods.

•

For certain executives, the right to receive a tax gross-up payment should any payment provided under the agreement be subject to the excise tax under section 4999 of the Internal Revenue Code of 1986, as amended.

Additionally, under the terms of Mr. Stern’s employment agreement, Mr. Stern (i) is eligible for equity in AS upon a spin-off of AS and cash compensation upon a sale or other disposition of all or some portion of AS prior to a spin-off or upon a spin-off followed by an initial public offering of common stock of the entity controlling AS; (ii) received a grant of time-based equity awards in June 2010 and is entitled to a subsequent additional grant of time-based equity awards on the earlier of June 1, 2012 or the date of a spin-off of AS; and (iii) received a performance award with vesting of earned cash or equity payments based on three financial performance measures of the AS business in the four trailing quarters prior to a monetization event. For this purpose, a monetization event means the sale of at least 20% of either the outstanding equity of the entity controlling AS or the AS assets, but excludes a spin-off of AS, a primary initial public offering or the incurrence of debt.

In addition, under the terms of the equity awards made to executives (except to Mr. Stern), full or partial acceleration of vesting of equity occurs if a change of control takes place or due to certain other termination events. These arrangements and potential post-employment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control” below.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect the Compensation Committee’s compensation decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Stock Ownership

The Company does not have a formal policy requiring stock ownership by management. Many senior managers, including certain named executives, who were employed by the Company at the time of the LBO, however, have committed significant personal capital to our Company in connection with the LBO. See “Beneficial Ownership” under ITEM 12 below.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James H. Greene, Jr., Chairperson
John Connaughton
John Marren
Julie Richardson

Risk Considerations in Our Compensation Programs

In 2010, management conducted a risk assessment to evaluate risks associated with the Company’s compensation policies and practices. This evaluation was done with the assistance, in part, of Pearl Meyer and Partners, an independent consultant retained by management for this purpose.

The results of the review were shared with the Compensation Committee. After consideration of the review, the Compensation Committee concluded that the Company’s compensation programs and policies, considered as a whole, including applicable risk-mitigation features, are not reasonably likely to have a material adverse effect on the Company. Following are some of the features of our program designed to help us appropriately manage business risk:

•	Our compensation programs utilize different types of compensation providing a balance of short-term and long-tem incentives with fixed and variable components.

•

Our established performance goals are reasonable given past performance and market conditions. These performance measures balance annual and long-term components with emphasis on revenue as well as EBITA to prevent a focus on top line growth only.

•

As part of the review, caps on payments from the EIC bonus plan were instituted in 2010, which in conjunction with threshold performance hurdles ensure that incentive compensation is not overly emphasized.

•	Our equity compensation program provides a mix of performance and time based equity awards and has multiple-year performance criteria and vesting.

Summary Compensation Table

The following table contains certain information about compensation earned in 2010, 2009 and 2008 by the named executives.

Table 1—Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compen- sation(2) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation(3) ($)	Total ($)
Cristóbal Conde	2010	950,000	—	—	—	1,847,471	—	58,767	2,856,238
President, Chief Executive Officer and Director	2009	931,000	—	—	—	2,168,428	—	57,879	3,157,307
	2008	931,000	—	—	—	1,946,000	—	47,588	2,924,588

Robert F. Woods(4)	2010	500,000	—	5,016,599	129,108	698,037	—	31,763	6,375,507
Senior Vice President—Finance and Chief Financial Officer
James E. Ashton III(5)	2010	515,100	—	—	—	549,971	—	2,310,878	3,375,949
Former Division Chief Executive Officer, Financial Systems	2009	510,000	—	359,244	13,285	1,355,091	—	57,049	2,294,669
	2008	510,000	—	—	—	770,130	—	51,084	1,331,214

Harold C. Finders(6)	2010	599,077	$100,000	—	—	584,176	—	279,677	1,562,930
Interim Group Chief Executive Officer, Financial Systems	2009	571,089	—	359,244	13,285	1,365,180	—	119,963	2,428,761
	2008	522,532	—	—	—	731,666	—	71,505	1,325,703

Andrew A. Stern(7)	2010	306,250	—	2,994,457	87,120	407,235	—	15,976	3,811,037
Group Chief Executive Officer, Availability Services
(1)	Amounts shown are the aggregate grant date fair value of awards granted pursuant to the SunGard 2005 Management Incentive Plan computed in accordance with FASB ASC Topic 718 and include the incremental value, if any, of amendments made to performance based awards in 2010 (see the Compensation Discussion and Analysis above for a description of the amendments). For a discussion of the assumptions made in such valuation, see Note 9 to the Company’s 2010 financial statements. For more details on grants awarded in 2010, see Table 2—2010 Grants of Plan-Based Awards below.

(2)	The amounts in this column reflect the cash EIC awards payable under performance-based incentive compensation, which is discussed in further detail above in the Compensation Discussion and Analysis.

(3)	For Mr. Conde, amount includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, automobile tax gross-ups ($15,354 in 2010, $13,801 in 2009 and $12,341 in 2008), and annual sales incentive award trips.

For Mr. Woods, amount includes health and welfare benefits, matching 401(k) savings plan contributions and car allowance.

For Mr. Ashton, amount includes separation payments made pursuant to Mr. Ashton’s employment agreement (as further described under Potential Payments Upon Termination or Change of Control), which includes a tax gross-up ($28,278) for the portion of the separation payment related to health and welfare benefits. In addition for Mr. Ashton, amount also includes annual health and welfare benefits, matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, automobile tax gross-ups ($10,615 in 2010, $9,317 in 2009 and $11,524 in 2008), and annual sales incentive award trips.

For Mr. Finders, amount includes health and welfare benefits, company defined contribution pension plan contributions, car lease payments and related fuel and maintenance expenses, annual sales incentive award trips, and, in 2010, a travel allowance of $90,694 and a related tax gross-up ($60,765).

For Mr. Stern, amount includes health and welfare benefits and matching 401(k) savings plan contributions.

(4)	Mr. Woods joined SunGard as of January 1, 2010 and therefore was not a named executive in 2009 or 2008.

(5)	Mr. Ashton’s employment with the Company terminated effective as of December 31, 2010. Mr. Ashton had been Division Chief Executive Officer, Financial Systems, since 2007. Mr. Ashton was Group Chief Executive Officer, SunGard Trading, Treasury & Risk Management from 2005 to 2007, Group Chief Executive Officer, SunGard Trading and Risk Systems from 1999 to 2005 and Group Chief Executive Officer, SunGard Treasury Systems from 2003 to 2005. From 1997 to 1999, he served as Senior Vice President and General Manager of a wealth management systems business that we acquired in 1997.

(6)	Mr. Finders’ compensation was paid in Swiss Francs (CHF). The effect of currency conversion of CHF into U.S. dollars for purposes of this Table indicates that Mr. Finders received larger salary increases than in fact occurred in CHF. Mr. Finders’ annual salary rate was CHF 634,125 in 2010 (a 1% increase over 2009 salary rate), and his annual salary rate was CHF 627,847 in both 2008 and 2009. All amounts have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year, as follows: 0.94473 in 2010; 0.909599 in 2009; and 0.832260 in 2008. In recognition of the extraordinary effort by Mr. Finders during the fourth quarter of 2010 after the announcement of Mr. Ashton’s termination of employment at year end, Mr. Finders received a one-time discretionary bonus of $100,000 in addition to his 2010 EIC bonus.

(7)	Mr. Stern joined SunGard as of June 1, 2010 and therefore was not a named executive in 2009 or 2008.

Grants of Plan-Based Awards in Fiscal Year 2010

To provide long-term equity incentives following the LBO, the SunGard 2005 Management Incentive Plan (“Plan”) was established. The Plan as amended authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the

Parent Companies. The options are exercisable only for whole Units and cannot be separately exercised for the individual classes of stock. In 2010, grants under the Plan included hybrid awards and RSUs. All awards under the Plan are granted at fair market value on the date of grant.Performance-based awards were amended as described above in the Compensation Discussion and Analysis.

Time-based options vest over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Time-based RSUs vest over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Performance-based options and RSUs are earned for each of 2009 and 2010 based on the attainment of the Company’s enterprise-wide EBITA budget with 25% vesting at December 31 of the applicable calendar year and 75% vesting in 36 equal monthly installments beginning January 31. With respect to each of 2011, 2012, 2013 and 2014, vesting will occur upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company for each year.

For certain named executives, time-based and performance-based options can partly or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years after the date of grant (or ten years after the date of grant for certain RSUs as amended in 2009).

The following table contains information concerning grants of plan-based awards to the named executives during 2010.

Table 2—2010 Grants of Plan-Based Awards

Name	Grant Type	Grant Date	Estimated Possible Payouts under Non- Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
				Threshold (#)	Target (#)	Maximum (#)
Cristóbal Conde	EIC	N/A	1,847,471	—	—	—	—	—	—	—
Robert F. Woods	EIC	N/A	698,037	—	—	—	—	—	—	—
	RSUs	01/01/10		11,608	58,038	138,384	76,881	—	—	2,698,262
	Options	01/01/10		29,232	146,159	348,500	—	193,612	0.28	95,132
	RSUs	05/12/10		4,643	23,215	55,354	30,752	—	—	1,167,803
	Options	05/12/10		11,693	58,464	139,400	—	77,445	0.25	33,976
	RSUs	11/18/10		4,643	23,215	55,354	30,752	—	—	1,150,534
James E. Ashton III	EIC	N/A	549,971	—	—	—	—	—	—	—
Harold C. Finders	EIC	N/A	584,176	—	—	—	—	—	—	—
Andrew A. Stern	EIC	N/A	407,235	—	—	—	—	—	—	—
	RSUs	06/21/10		—	—	—	138,376	—	—	2,994,457
	Options	06/21/10		—	—	—	—	348,479	0.25	87,120

(1)	Amounts reflect the cash EIC bonuses paid to the named executives under the performance-based incentive compensation, which is described in further detail above, including the threshold,

mid-point, and on-target goals, in the Compensation Discussion and Analysis and reported in the “Non-Equity Incentive Plan Compensation” column of Table 1—Summary Compensation Table above.

(2)	Represents performance-based RSUs and Class A options.

(3)	Represents time-based RSUs.

(4)	Represents time-based Class A options.

(5)	Amounts shown are the aggregate grant date fair value of awards granted pursuant to the SunGard 2005 Management Incentive Plan computed in accordance with FASB ASC Topic 718 and include the incremental value, if any, of amendments made to performance based awards in 2010 (see the Compensation Discussion and Analysis above for a description of the amendments). For a discussion of the assumptions made in such valuation, see Note 9 to the Company’s 2010 financial statements.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table contains certain information with respect to options held as of December 31, 2010 by the named executives.

Table 3—Outstanding Equity Awards at 2010 Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)		Equity Incentive PlanAwards: Market or PayoutValue of Unearned Shares,Units or Other Rights That Have Not Vested(2) ($)
Cristóbal Conde	1,771,994(3)	—		—	18.00	08/11/2015
	833,109(4)	233,475	(5)	—	18.00	08/11/2015
Robert F. Woods	—(6)	193,612		—	.28	01/01/2020
	—(6)	77,445		—	.25	05/12/2020
	5,186(7)	15,557	(8)	123,927	.28	01/01/2020
	2,074(7)	6,223	(8)	49,571	.25	05/12/2020
							83,058	(9)	1,770,797	49,209		1,049,143
							33,223	(9)	708,314	19,684		419,660
							33,223	(9)	708,314	19,684		419,660
James E. Ashton III	203,888(3)	—		—	18.00	08/11/2015
	170,653(10)	—		—	18.00	08/11/2015
	11,496(11)	—	(12)	—	0.44	09/14/2019
	10,171(13)	—		—	0.44	09/14/2019
							—	(14)	—	—	(14)	—
Harold C. Finders	177,202(3)	—		—	18.00	08/11/2015
	71,443(15)	34,890		—	20.72	09/20/2017
	53,312(4)	23,348	(5)	—	18.00	08/11/2015
	30,042(16)	16,812	(5)	17,015	20.72	09/20/2017
	11,496(11)	27,226		—	0.44	09/14/2019
	4,048(17)	6,122	(5)	18,589	0.44	09/14/2019
							15,404	(18)	328,413	7,381		157,373
Andrew A. Stern	— (19)	348,479		—	0.25	06/21/2020
							138,376	(20)	$2,950,176	—		—

(1)	Represents anticipated achievement of performance goals in future years for unearned portions of performance-based awards.

(2)	Based upon a fair market value of $21.32 per Unit as of December 31, 2010.

(3)	Represents fully vested time-based options granted on August 12, 2005 which vested over five years.

(4)	Represents performance-based options granted on August 12, 2005, which (i) vested upon the attainment of certain annual earnings goals for the Company during the six-year period beginning January 1, 2005 for calendar years 2005-2008 and (ii) were earned and vested for calendar years 2009 and 2010 pursuant to the awards amended in 2009; vesting of the remaining earned portion is described in note 5.

(5)	Represents the unvested portion of performance-based options earned for calendar years 2009 and 2010, which vests in 36 equal monthly installments beginning January 31, 2010 and January 31, 2011, respectively.

(6)	Represents the vested portion of time-based Class A options granted on January 1, 2010 or May 12, 2010, which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(7)	Performance-based Class A options granted on January 1, 2010 or May 12, 2010, are earned upon the attainment of certain annual earnings goals for the Company during the five-year period beginning January 1, 2010. Represents performance-based Class A options earned and vested for calendar year 2010. Vesting of the remaining earned portion is described in note 8.

(8)	Represents the unvested portion of performance-based options earned for calendar year 2010, which vests in 36 equal monthly installments beginning January 31, 2011.

(9)	Represents the unvested portion of (i) time-based RSUs granted on January 1, 2010, May 12, 2010 or November 18, 2010, which vest over five years with 10% vesting on the first anniversary of the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months, and (ii) performance-based RSUs earned for calendar year 2010.

(10)	Represents performance-based options granted on August 12, 2005 which (i) vested upon the attainment of certain annual earnings goals for the Company during the six-year period beginning January 1, 2005 for calendar years 2005-2008 and (ii) were earned for calendar years 2009 and 2010 pursuant to the awards amended in 2009 and which became fully vested upon Mr. Ashton’s termination on December 31, 2010.

(11)	Represents the vested portion of time-based Class A options granted on September 14, 2009, which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(12)	Pursuant to the terms of Mr. Ashton’s equity agreement, all unvested time-based Class A options were forfeited upon his termination on December 31, 2010.

(13)	Performance-based Class A options granted on September 14, 2009 are earned upon the attainment of certain annual earnings goals for the Company during the five-year period beginning January 1, 2009. Represents performance-based Class A options earned for calendar years 2009 and 2010 which became fully vested upon Mr. Ashton’s termination on December 31, 2010.

(14)	Upon Mr. Ashton’s termination on December 31 2010, all earned performance based RSUs became fully vested and all unearned performance-based RSU’s and all unvested time-based RSUs were forfeited.

(15)	Represents the vested portion of time-based options granted on September 21, 2007, which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(16)	Represents performance-based options granted on September 21, 2007, which (i) vested upon the attainment of certain annual earnings goals for the Company during the five-year period beginning January 1, 2007 for calendar years 2007-2008 and (ii) were earned and vested for calendar years 2009 and 2010 pursuant to the 2009 amended awards; vesting of the remaining earned portion is described in note 5.

(17)	Performance-based Class A options granted on September 14, 2009 are earned upon the attainment of certain annual earnings goals for the Company during the five-year period beginning January 1, 2009. Represents performance-based Class A options earned and vested for calendar years 2009 and 2010. Vesting of the remaining earned portion is described in note 5.

(18)	Represents the unvested portion of (i) time-based RSUs granted on September 14, 2009, which vest over five years with 10% vesting on the first anniversary of the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months, and (ii) performance-based RSUs earned for calendar years 2009 and 2010.

(19)	Represents the vested portion of time-based Class A options granted on June 21, 2010, which vest over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(20)	Represents the unvested portion of time-based RSUs granted on June 21, 2010, which vest over five years with 10% vesting on the first anniversary of the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

Option Exercises and Stock Vested

The following table contains certain information with respect to stock option exercises and the vesting of RSUs during 2010 for each of the named executives.

Table 4—2010 Option Exercises and Stock Vesting

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Cristóbal Conde	—	—	—	—
Robert F. Woods	—	—	3,706	79,022
James E. Ashton III	—	—	4,050	86,350
Harold C. Finders	—	—	2,815	60,010
Andrew A. Stern	—	—	—	—

(1)	For Mr. Woods, represents the vested portion of performance-based RSUs earned for calendar year 2010. For Messrs. Ashton and Finders, represents the vested portion of (i) time-based RSUs granted in 2009, which vest over five years with 10% vesting on the first anniversary of the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months, and (ii) performance-based RSUs earned for calendar year 2010 for Mr. Ashton and performance-based RSUs vested for calendar year 2010 for Mr. Finders. RSUs are not distributed until first to occur of a change of control, separation from service without cause or five years after date of grant.

(2)	Based upon a fair market value of $21.32 per Unit as of December 31, 2010.

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

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and equity award agreements, set forth below is a description of the potential payments the named executives would receive if their employment was terminated on December 31, 2010.

The terms cause, good reason, change of control and sale of business are defined in the executive employment agreements. Forms of these agreements for Messrs. Conde, Ashton and Finders have been filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Mr. Woods’ employment agreement has been filed as an exhibit to the Company’s Current Report on Form 8-K dated December 16, 2009. Mr. Stern’s employment agreement has been filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Termination without Cause or Resignation for Good Reason; Certain Change in Control or Sale of Business Transactions.    If a named executive’s employment is terminated by the Company without cause, or a named executive terminates his employment in certain circumstances which constitute good reason, including for certain named executives, certain change of control and sale of business transactions, then:

•	the Company will pay the named executive the following:

•	a lump sum cash severance amount equal to the applicable multiplier multiplied by the sum of 2010 base salary and target incentive bonus;

•

a lump sum cash payment of all earned or accrued compensation (as may be defined in the agreement) as of December 31, 2010, including a pro rata payment of the named executive’s target incentive bonus for 2010;

•

a lump sum cash payment in an amount equal to the applicable multiplier multiplied by the Company’s cost of the named executive’s medical, dental and vision coverage in effect on December 31, 2010, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•

with the exception of Messrs. Stern and Woods, a lump sum cash payment in an amount equal to the applicable multiplier multiplied by $17,500, in lieu of retirement, life insurance and long term disability coverage, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment; and

•	for certain named executives, an amount equal to any excise tax charged to the named executive as a result of the receipt of any change of control payments;

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar years 2009 and 2010 become fully vested at the termination date, time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited;

•

with the exception of Mr. Stern, if a change of control occurs and employment is not offered, then all unvested performance-based equity awards vest on a return-on-equity basis and with the exception of Messrs. Stern and Woods, all unvested time-based equity awards become fully vested. For Mr. Woods, all unvested time-based equity vests if his employment is terminated without cause within six months following a change of control;

•

with the exception of Mr. Stern, if a sale of one of our four business segments occurs and the named executive works for that business segment but his employment agreement is not retained or assumed, then performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar years 2009 and 2010 become fully vested at the termination date, all unvested time-based equity awards become fully vested and all unvested performance-based equity awards are forfeited.

Resignation without Good Reason; Voluntary Retirement and Certain Change in Control Transactions.    If a named executive terminates his employment voluntarily without good reason, including for certain named executives, certain change of control transactions and retirements, then:

•

with the exception of certain voluntary retirements, the Company will pay the named executive only a lump sum cash payment of all accrued compensation with the exception of his 2010 pro rated target incentive bonus. Under the terms of Mr. Conde’s employment agreement, if a change of control occurs and Mr. Conde is offered employment but he resigns, his resignation is considered for good reason;

•

with the exception of Messrs. Stern and Woods, if the named executive voluntarily retires, provided he is at least 62 years of age, the Company will pay the named executive a lump sum cash payment of all accrued compensation and upon satisfying certain conditions, $10,000 per month for twelve months from the date of termination (“consulting period”), all performance-based equity awards stop vesting as of the date of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards continue to vest throughout the consulting period and all unvested performance-based equity awards are forfeited;

•

all performance-based equity awards stop vesting as of the date of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited;

•

if a change of control occurs and employment is offered but the named executive resigns, then all amended unvested performance-based options on Units vest on a return-on-equity basis, performance-based RSUs and Class A performance-based options do not vest, no performance-based equity is earned in the year of termination and all unvested time-based equity awards become fully vested for those awards granted before January 2010 and all other time-based equity awards immediately stop vesting at the date of termination.

Termination for Cause.    If the Company terminates a named executive’s employment for cause, then:

•	the Company will pay the named executive only a lump sum cash payment of all accrued compensation with the exception of his 2010 pro rated target incentive bonus;

•	all vested and unvested time and performance equity awards are forfeited.

Disability or Death.    If a named executive’s employment is terminated due to his disability or death, then:

•

the Company will pay the named executive (or his beneficiary in the event of death) a lump sum cash payment of all accrued compensation, including a pro rata payment of the named executive’s target incentive bonus for 2010;

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

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar years 2009 and 2010 become fully vested at the termination date, all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

In order to receive any of the above described severance benefits, the named executive is required to execute a release of all claims against the Company. In order to exercise stock options or receive distribution of RSU shares, the named executive must execute a certificate of compliance with respect to the restrictive covenants contained in his employment agreement and all other agreements with the Company.

With the exception of Mr. Ashton, the tables below reflect the amount of compensation payable to each of the named executives in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2010, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executives upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such named executive’s separation from the Company. Mr. Ashton’s employment with the Company terminated effective as of December 31, 2010. The table for Mr. Ashton reflects the actual amount of compensation he is entitled to receive.

Cristóbal Conde—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason		Termination For Cause; Resignation Without Good Reason	Termination Due to Change of Control		Termination Due to Disability		Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$8,805,000		—	$8,805,000		—		—
Target Incentive Bonus of Year of Termination	$1,985,000		—	$1,985,000		$1,985,000		$1,985,000
Time-Based Equity(2)	—		—	—		—		—
Performance-Based Equity	$775,136	(3)	—	$7,823,362	(4)	$775,136	(3)	$775,136	(3)
Benefits & Perquisites:
Health and Welfare Benefits(5)	$181,824		—	$181,824		—		—
Disability Benefits(6)	—		—	—		$962,110		—
Life Insurance Proceeds	—		—	—		—		$1,000,000
Accrued Vacation Pay	$18,269		$18,269	$18,269		$18,269		$18,269
Excise Tax & Gross-Up	—		—	—		—		—
Total:	$11,765,229		$18,269	$18,813,455		$3,740,515		$3,778,405

(1)	Consists of three times the sum of (a) 2010 base salary of $950,000 and (b) 2010 target incentive bonus of $1,985,000.

(2)	Excludes the value of vested time-based equity.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity earned for calendar years 2009 and 2010 based upon a fair market price of $21.32 per Unit as of December 31, 2010. Excludes the value of vested performance-based equity earned for calendar years 2009 and 2010.

(4)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their equity investment (“Investment”) and an internal rate of return (“IRR”) of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested performance-based equity.

(5)	Consists of three times the sum of (a) the Company’s cost of Mr. Conde’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(6)	Reflects the estimated lump-sum present value of all future payments which Mr. Conde would be entitled to receive under the Company’s fully insured disability program. Mr. Conde is entitled to receive such benefits until he reaches the age of 67.

Robert F. Woods—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause		Termination For Cause	Termination Due to Retirement or Resignation without Good Reason	Termination Due to Change of Control Employment Not Offered		Termination Due to Disability		Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,500,000		—	—	$3,750,000		—		—
Target Incentive Bonus of Year of Termination	$750,000		—	—	$750,000		$750,000		$750,000
Time-Based Equity(2)	—		—	—	$2,950,368		—		—
Performance-Based Equity	$237,067	(3)	—	—	$5,231,619	(4)	$237,067	(3)	$237,067	(3)
Benefits & Perquisites:
Health Benefits(5)	$28,457		—	—	$28,457		—		—
Disability Benefits(6)	—		—	—	—		$771,185		—
Life Insurance Proceeds	—		—	—	—		—		$1,000,000
Accrued Vacation Pay	$9,615		$9,615	$9,615	$9,615		$9,615		$9,615
Excise Tax & Gross-Up	—		—	—	—		—		—
Total:	$3,525,139		$9,615	$9,615	$12,720,059		$1,767,867		$1,996,682

(1)	With regard to (i) a termination without cause, consists of two times the sum of (a) 2010 base salary of $500,000 and (b) 2010 target incentive bonus of $750,000 and (ii) a termination due to a change of control, consists of three times the sum of (a) 2010 base salary of $500,000 and (b) 2010 target incentive bonus of $750,000.

(2)	Represents the value of accelerated unvested time-based equity based upon a fair market price of $21.32 per Unit as of December 31, 2010. Excludes the value of underwater time-based equity.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity earned for calendar year 2010. Excludes the value of vested performance-based equity earned for calendar year 2010 and underwater performance-based equity.

(4)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested and underwater performance-based equity.

(5)	Represents two times the Company’s cost of Mr. Woods’s medical, dental and vision coverage. The health benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(6)	Reflects the estimated lump-sum present value of all future payments which Mr. Woods would be entitled to receive under the Company’s fully insured disability program. Mr. Woods is entitled to receive such benefits until he reaches the age of 66 years and 2 months.

James E. Ashton III—Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,158,000
Incentive Bonus of Year of Termination	$549,971
Time-Based Equity Awards(2)	—
Performance-Based Equity Awards	$175,853	(3)
Benefits & Perquisites:
Health and Welfare Benefits(4)	$71,410
Accrued Vacation Pay	$23,774
Excise Tax & Gross-Up	—
Total:	$2,979,008

(1)	Consists of two times the sum of (a) 2010 base salary of $515,000 and (b) 2010 target incentive bonus of $564,000.

(2)	All unvested time-based equity awards were forfeited upon Mr. Ashton’s termination effective December 31 2010.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar years 2009 and 2010. Excludes the value of vested performance-based equity earned for calendar years 2009 and 2010, and underwater performance-based equity.

(4)	Consists of (a) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage and (b) two times the Company’s cost for Mr. Ashton’s medical, dental and vision coverage. The health and welfare benefits have been increased by a tax gross-up equal to the income and FICA tax imposed on such payments.

Harold C. Finders—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason		Termination For Cause; Resignation Without Good Reason	Termination Due to Sale of Business Employment Not Offered		Termination Due to Change of Control Employment Not Offered		Termination Due to Change of Control Employment Offered but Resigns		Termination Due to Disability		Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,710,580		—	$2,710,580		$2,710,580		—		—		—
Target Incentive Bonus of Year of Termination	$677,645		—	$677,645		$677,645		—		$677,645		$677,645
Time-Based Equity Awards(2)	—		—	$297,521		$297,521		$297,521		—		—
Performance-Based Equity Awards	$139,434	(3)	—	$139,434	(3)	$1,434,960	(4)	$22,968	(5)	$139,434	(3)	$139,434	(3)
Benefits & Perquisites:
Health and Welfare Benefits(6)	$107,491		—	$107,491		$107,491		—		—		—
Disability Benefits(7)	—		—	—		—		—		$16,655,065		—
Death Benefits(8)	—		—	—		—		—		—		$2,994,301
Accrued Vacation Pay	—		—	—		—		—		—		—
Excise Tax & Gross-Up	—		—	—		—		—		—		—
Total:	$3,635,150		—	$3,932,671		$5,228,197		$320,489		$17,472,144		$3,811,380

(1)	Consists of two times the sum of (a) 2010 base salary of $677,645 and (b) 2010 target incentive bonus of $677,645. Mr. Finders’ payments would be in Swiss Francs (CHF). All amounts reported in the table have been converted into U.S. dollars at the December 31, 2010 currency exchange rate of 1.06863.

(2)	Represents the value of accelerated unvested time-based equity awards based upon a fair market price of $21.32 per Unit as of December 31, 2010. Excludes the value of vested and underwater time-based equity.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar years 2009 and 2010. Excludes the value of vested performance-based equity earned for calendar years 2009 and 2010, and underwater performance-based equity.

(4)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of vested and underwater performance-based equity.

(5)	Represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 200% of their Investment. If the Sponsors receive an amount constituting less than 200% of their Investment this performance-based equity will not accelerate. Excludes the value of vested and underwater performance-based equity.

(6)	Consists of two times the sum of (a) the Company’s cost for Mr. Finders’ medical benefits and (b) $17,500 in lieu of the Company’s defined contribution pension plan contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated taxes that would be imposed on such payments.

(7)	Represents a lump sum payment upon disability due to an accident of $15,635,126 and the estimated present value of annual annuity payments to age 65. Upon disability due to sickness, Mr. Finders would receive $4,321,893, which represents the estimated present value of annual annuity payments to age 65. Each of Mr. Finders’ children would also receive an annual annuity payment of $52,021 until they reach the age of 25 (four and seven years remaining). Portions of the reported benefits payable upon Mr. Finders’ disability are financed by contributions made by Mr. Finders.

(8)	Represents a lump sum payment upon death due to an accident. Mr. Finders’ spouse would also receive an annual annuity for life of $53,859 and each of his children would receive an annual annuity of $20,197 until they reach the age of 25 (four and seven years remaining). Upon death due to sickness, Mr. Finders’ estate would receive a lump sum of $1,956,186 and Mr. Finders’ spouse would receive an annual annuity for life of $273,866 and each of his children would receive an annual annuity of $52,021 until they reach the age of 25 (four and seven years remaining). Portions of the reported benefits payable upon Mr. Finders’ death are financed by contributions made by Mr. Finders.

Andrew A. Stern—Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause	Termination Due to Retirement or Other Voluntary Termination	Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,550,000	—	—	—	—
Target Incentive Bonus of Year of Termination(2)	$439,726	—	—	$439,726	$439,726
Time-Based Equity Awards	—	—	—	—	—
Performance-Based Equity Awards	—	—	—	—	—
Benefits & Perquisites:
Health and Welfare Benefits(3)	$13,071	—	—	—	—
Disability Benefits(4)	—	—	—	$1,302,683	—
Life Insurance Proceeds	—	—	—	—	$1,000,000
Accrued Vacation Pay	$24,879	$24,879	$24,879	$24,879	$24,879
Excise Tax & Gross-Up	—	—	—	—	—
Total:	$3,027,676	$24,879	$24,879	$1,767,288	$1,464,605

(1)	Consists of two times the sum of (a) 2010 base salary of $525,000 and (b) 2010 target incentive bonus of $750,000.

(2)	Represents the pro rated 2010 target incentive bonus pursuant to the terms of Mr. Stern’s employment agreement.

(3)	Consists of the sum of the Company’s cost for Mr. Stern’s medical, dental and vision coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(4)	Reflects the estimated lump-sum present value of all future payments which Mr. Stern would be entitled to receive under the Company’s fully insured disability program. Mr. Stern is entitled to receive such benefits until he reaches the age of 66 years and 6 months.

Director Compensation

None of our directors except Mr. Mann receive compensation for serving as directors. Mr. Mann receives annual director equity awards; he does not receive any cash director fees. On September 15, 2010, Mr. Mann was granted a time-based equity grant consisting of an RSU for 1,868 Units and a Class A option for 4,704 shares at an exercise price of $0.21 per share. The RSU vests over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Once vested, the RSUs become payable in shares upon the first to occur of a change of control, removal or resignation as a director, or the date that is five years after the date of grant. The option expires ten years from the date of grant and vests over five years as follows: 25% one year after date of grant and 1/48th of the remaining balance each month thereafter for 48 months. The following table contains for Mr. Mann compensation received during the year ended December 31, 2010 for serving as a director of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James L. Mann(2)	—	39,826	988	—	—	—	40,814

(1)	The amount in this column reflects the fair value as of grant date, in accordance with FASB ASC Topic 718, of awards granted pursuant to the SunGard 2005 Management Incentive Plan. For a discussion of the assumptions made in such valuation, see Note 9 to the Company’s 2010 financial statements.

(2)	In addition to serving as a director, Mr. Mann is currently an employee of the Company and received in 2010 a base salary of $300,000 and health and welfare benefits, a matching 401(k) savings plan contribution, automobile benefits including reimbursement of fuel and maintenance expenses and an automobile tax gross-up ($3,785).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Greene and Marren, who were each appointed to the Compensation Committee in 2005 in connection with the LBO, and Ms. Richardson, who was appointed to the Compensation Committee in 2008. None of these individuals has been at any time an officer or employee of our Company. During 2010, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2010 with respect to the SunGard 2005 Management Incentive Plan, as amended, under which equity in the Parent Companies is authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)			Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A)) (C)
	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock			Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Equity compensation plans approved by security holders
Options for Units	34,041,401	3,781,214	1,309,285	$16.54
Restricted Stock Units	8,318,890	924,037	319,957	$21.59	*	11,292,284	1,854,850	718,438
Options for Class A Common Stock	12,383,780			$1.58
Equity compensation plans not approved by security holders	—	—	—	—		—	—	—
Total	54,744,071	4,705,251	1,629,242			11,292,284	1,854,850	718,438

*	Value of RSUs as of date of grant.

Beneficial Ownership

All of our outstanding stock is beneficially owned by SCC and SCCII through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SCC and SCCII as of February 15, 2011 by each person who is known by us to beneficially own more than 5% of the equity securities of SCC and SCCII, by each of our directors, by each of the named executives, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.65%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.65%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.12%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.65%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.34%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.51%
TPG Funds(9)	34,849,657	3,872,184	1,340,371	13.65%
James E. Ashton III(10) (named executive)	516,944	55,014	19,049	—
Chinh E. Chu(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.65%
Cristóbal Conde(10)(12) (director and named executive)	5,007,035	556,220	192,578	1.96%
John Connaughton(13) (director)	—	—	—	—
Harold C. Finders(10) (named executive)	580,362	62,401	24,438	—
James H. Greene, Jr.(14) (director)	—	—	—	—
Glenn H. Hutchins(8)(15) (director)	34,488,546	3,832,061	1,326,483	13.51%
James L. Mann(10) (director)	87,585	8,939	3,094	—
John Marren(16) (director)	—	—	—	—
Sanjeev Mehra(5)(17) (director)	28,393,651	3,154,850	1,092,063	11.12%
Julie Richardson(7)(18) (director)	21,295,238	2,366,138	819,048	8.34%
Andrew A. Stern(10) (named executive)	—	—	—	—
Robert F. Woods(10) (named executive)	88,194	2,404	832	—
All 20 directors and executive officers as a group(10)(11)(12) (13)(14)(15)(16)(17)(18)(19)	130,546,883	14,484,510	5,016,790	51.10%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Class A shares of common stock of SCC, Class L shares of common stock of SCC and preferred shares of SCCII are referred to in the notes to this table as, respectively, Class A shares, Class L shares and preferred shares.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SCC and SCCII Corp. II on February 15, 2011, as adjusted as required by applicable rules.

(3)	Includes (i) 34,693,273 Class A shares, 3,801,832 Class L shares and 1,313,076 preferred shares held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares, 70,352 Class L shares and 27,295 preferred shares held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares, 2,035,248 Class L shares and 704,509 preferred shares held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares, 32,139 Class L shares and 11,125 preferred shares held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares, 90,060 Class L shares and 31,175 preferred shares held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares, 7,356 Class L shares and 2,546 preferred shares held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares, 1,604,938 Class L shares and 555,556 preferred shares held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares,102,443 Class L shares and 35,461 preferred shares held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

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

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after February 15, 2011 by exercising stock options:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
James E. Ashton III	516,944	55,014	19,049
Cristóbal Conde	3,418,146	379,677	131,467
Harold C. Finders	469,140	50,045	17,328
James L. Mann	15,363	915	317
Andrew A. Stern	—	—	—
Robert F. Woods	88,194	2,404	832
All 20 directors and officers as a group	7,444,663	806,501	279,257

(11)	Mr. Chu, a director of the Parent Companies and SunGard, is a member of BMA IV and BCMA IV and a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Chu are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Chu does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	In connection with a loan, Mr. Conde pledged the following shares as security: 361,111.11 Class A shares, 40,123.46 Class L shares and 13,888.89 preferred shares.

(13)	BCI is controlled by an Investment Committee comprised of the following Managing Directors of Bain Capital: Andrew Balson, Steven Barnes, Joshua Bekenstein, John Connaughton, Todd Cook, Paul Edgerley, Christopher Gordon, Blair Hendrix, Jordan Hitch, Matthew Levin, Ian Loring, Philip Loughlin, Mark Nunnelly, Stephen Pagliuca, Ian Reynolds, Mark Verdi, Michael Ward and Stephen Zide. Because investment and voting decisions at BCI are made jointly by Managing Directors of the entity, no individual Managing Director of BCI is the beneficial owner of the securities, except with respect to the shares in which such member holds a pecuniary interest. Mr. Connaughton, a director of the Parent Companies and SunGard, is a member and Managing Director of BCI and may therefore be deemed to beneficially own the amounts disclosed in the table next to “Bain Funds.” Mr. Connaughton disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Greene, a director of the Parent Companies and SunGard, is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(16)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of TPG Capital, L.P., an affiliate of the TPG Funds.

(17)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(18)	Ms. Richardson, a director of the Parent Companies and SunGard, is a managing director of Providence Equity Partners, Inc., an affiliate of the Providence Equity Funds. Amounts disclosed for Ms. Richardson are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Ms. Richardson disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of her pecuniary interest therein.

(19)	Excluding shares beneficially owned by Ms. Richardson and Messrs. Chu, Hutchins and Mehra and by Mr. Ashton, who is no longer an executive officer, the number of shares beneficially owned by all directors and executive officers as a group is as follows: Class A shares—11,519,791; Class L shares—1,259,277; preferred shares—438,825; percent of classes—4.47%.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to our Global Business Conduct and Compliance Program, all employees and directors (including our named executives) who have, or whose immediate family members have, any financial interests in other entities where such involvement is or may appear to cause a conflict of interest situation are required to report to us the conflict. If the conflict involves a director or executive officer or is considered material, the situation will be reviewed by the Compliance Committee. The Compliance Committee will then consult with the Audit Committee and determine whether a conflict exists or will exist, and if so, what action should be taken to resolve the conflict or potential conflict. In other cases, conflicts are reviewed and resolved by the Compliance Committee. Additionally, in connection with the LBO, the Company’s four parent companies and the Sponsors entered into a principal investor agreement which requires affiliated party transactions involving the Sponsors to be approved by the majority of Sponsors not involved in the affiliated party transaction.

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

On August 11, 2005, upon completion of the LBO, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consultant services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. Under the management agreement, affiliates of the Sponsors receive quarterly annual management fees equal to 1% of the Company’s quarterly “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of management consulting services pursuant to the agreement. During the years ended December 31, 2008, 2009 and 2010, the Company recorded $23 million, $15 million and $17 million respectively relating to management fees.

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

In addition to serving as a director, Mr. Mann is currently an employee of the Company and accordingly in 2010 received salary and benefits. See note 2 to the table under “Director Compensation.”

Our Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with us to use our products and services, or for us to use the Sponsors affiliates’ products and services, in the ordinary course of business, which often result in revenues or costs to SunGard in excess of $120,000 annually.

In November 2010, Goldman Sachs & Co. received $10 million in fees in connection with the early retirement of our senior unsecured notes due 2013 and the issuance of senior unsecured notes due 2018 and 2020.

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

Auditors’ Fees

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2009 and 2010, and fees for other services rendered by PricewaterhouseCoopers LLP for 2009 and 2010.

Fees	2009	2010
Audit fees(1)	$6,822,000	$7,180,000
Audit-related fees(2)	$728,000	$1,715,000
Tax fees(3)	$679,000	$1,080,000
All other fees(4)	$180,000	$43,000

Total Fees	$8,409,000	$10,018,000

(1)	In 2009, consists of services rendered in connection with the audit of our annual financial statements ($3,407,000), consultation on technical accounting issues ($25,000) and certain broker/

dealer audits and statutory audits ($3,126,000). In 2010, consists of services rendered in connection with the audit of our annual financial statements ($3,632,000), other SEC filings ($84,000) and certain broker/dealer audits and statutory audits ($3,464,000).

(2)	Consists of SAS 70 data center audit fees, savings plan audits and special audits.

(3)	Consists of worldwide tax services.

(4)	Consists of other IT-related services and accounting research software fees.

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

(a)(1) Financial Statements

See ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this Report on Form 10-K or are filed with this Report are listed in the LIST OF EXHIBITS following the signature page of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II
SUNGARD DATA SYSTEMS INC.

Date: March 1, 2011	By:	/s/ CRISTÓBAL CONDE
Cristóbal Conde,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CRISTÓBAL CONDE Cristóbal Conde	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2011

/s/ ROBERT F. WOODS Robert F. Woods	Chief Financial Officer (principal financial officer)	March 1, 2011

/s/ KAREN M. MULLANE Karen M. Mullane	Vice President and Controller (principal accounting officer)	March 1, 2011

/s/ CHINH E. CHU Chinh E. Chu	Director	March 1, 2011

/s/ JOHN CONNAUGHTON John Connaughton	Director	March 1, 2011

/s/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 1, 2011

/s/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 1, 2011

/s/ JAMES MANN James Mann	Director	March 1, 2011

/s/ JOHN MARREN John Marren	Director	March 1, 2011

/s/ SANJEEV MEHRA Sanjeev Mehra	Director	March 1, 2011

/s/ JULIE RICHARDSON Julie Richardson	Director	March 1, 2011

List of Exhibits

NUMBER	DOCUMENT

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

3.2	Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

3.3	Amended and Restated Certificate of Incorporation of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SunGard Capital Corp.’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53653)).

3.4	Amended and Restated Bylaws of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SunGard Capital Corp.’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53653)).

3.5	Amended and Restated Certificate of Incorporation of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard Capital Corp. II’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53654)).

3.6	Amended and Restated Bylaws of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard Capital Corp. II’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53654)).

4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

4.3	Indenture, dated as of September 29, 2008, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.625% Senior Notes (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated September 29, 2008 and filed October 3, 2008 (Commission File No. 1-12989)).

4.4	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.375% Senior Notes (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 15, 2010 and filed November 16, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER	DOCUMENT

4.5	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.625% Senior Notes (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 15, 2010 and filed November 16, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

4.6	Registration Rights Agreement, dated as of November 16, 2010, among SunGard Data Systems, Inc., Guarantors named therein and J.P. Morgan Securities and Goldman, Sachs & Co. as Representatives for the Initial Purchasers relating to the 7.375% Senior Notes due 2018 and 7.625% Senior Notes due 2020 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 15, 2010 and filed November 16, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.8	Amendment to 401 Lease, dated March 31, 2006 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-12989)).

NUMBER	DOCUMENT

10.9†	Lease, effective January 1, 2010 and dated November 20, 2009, between SunGard and Callowhill Management, Inc. relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively).

10.10	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.11	Amended and Restated Lease Agreement, dated November 23, 2009, by and between Russo Family Limited Partnership, L.P. and SunGard relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively).

10.12	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.13	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

10.14	Amended and Restated Lease Agreement, dated November 23, 2009, by and between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.15	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (“410 Commerce Boulevard Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).

10.16	Amendment to 410 Commerce Boulevard Lease, dated November 23, 2009 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER		DOCUMENT

10.17		Amended and Restated Credit Agreement, dated as of June 9, 2009 among SunGard Data Systems Inc. and the Overseas Borrowers party thereto as Borrowers, SunGard Holdco LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to the Exhibit filed on SunGard’s Current Report on Form 8-K dated June 9, 2009 and filed June 10, 2009 (Commission File No. 1-12989)).

10.18	*	First Refinancing Amendment, dated as of January 31, 2011 to the Amended and Restated Credit Agreement, dated as of June 9, 2009 (filed with this Report).

10.19		Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.20		Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.21		Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.22		Amended and Restated Credit and Security Agreement, dated as of September 30, 2010, by and among SunGard AR Financing LLC as the Borrower, the financial institutions signatory thereto from time to time as the Lenders, and General Electric Capital Corporation as a Lender, as Swing Line Lender and as the Administrative Agent (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated September 30, 2010 and filed October 6, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.23		Receivables Sale Agreement, dated as of March 27, 2009, by and among each of the persons signatory thereto from time to time as Sellers, SunGard AR Financing LLC as the Buyer, and SunGard Data Systems Inc., as the Seller Agent (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).

10.24		Seller Support Agreement, dated as of March 27, 2009, by SunGard Data Systems Inc., in favor of SunGard AR Financing LLC (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.25	(1)	Form of Change in Control Agreement including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.26	(1)	Form of Change in Control Agreement not including the 30-Day Clause between SunGard Data Systems Inc. and certain key executives of SunGard Data Systems Inc., effective December 15, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated December 14, 2004 and filed on December 20, 2004).

10.27	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.28	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.29	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.30	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.31	(1)	Employment Agreement between Cristóbal Conde and SunGard Data Systems Inc., dated and effective as of August 11, 2005 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.32	(1)	Employment Agreement between Kathleen Weslock and SunGard Data Systems Inc., dated and effective as of March 16, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.33	(1)	Employment Agreement between Eric Berg and SunGard Availability Services LP, dated and effective as of October 9, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.34	(1)	Employment Agreement between Karen Mullane and SunGard Data Systems Inc., dated and effective as of December 29, 2009 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.35	(1)	Employment Agreement between Gil Santos and SunGard HTE Inc. (now named SunGard Public Sector Inc.), dated and effective as of November 15, 2007 (“Santos Employment Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

10.36	(1)	Amendment dated February 27, 2010 to Santos Employment Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.37	(1)	Employment Agreement between Robert Woods and SunGard Data Systems Inc., effective as of January 1, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated December 16, 2009 and filed on December 22, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.38	(1)	Employment Agreement between Andrew Stern and SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, effective as of June 1, 2010 and forms of initial equity awards granted to Andrew Stern on June 21, 2010 included as Exhibits A and B (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.39	(1)	Agreement between James L. Mann and SunGard Data Systems Inc. dated August 16, 2002 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (Commission File No. 1-12989)), as amended by Amendment dated as of February 25, 2004 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (Commission File No. 1-12989)).

10.40	*(1)	SunGard 2005 Management Incentive Plan as Amended December 22, 2010 (filed with this Report).

10.41	(1)	SunGard Dividend Rights Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.42	(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.43	(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.44	(1)	Forms of Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.45	(1)	Forms of Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.46	(1)	Forms of Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.47	(1)	Forms of Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.48	(1)	Forms of Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.49	(1)	Form of Amendment to the Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.50	(1)	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.51	(1)	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively))

10.52	(1)	Forms of Amendment to Senior Management Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s.000-53653, 000-53654 and 1-12989, respectively)).

10.53	(1)	Form of Amendment to Senior Management Performance-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s.000-53653, 000-53654 and 1-12989, respectively)).

10.54	(1)	Form of Amendment to Senior Management Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER		DOCUMENT

10.55	(1)	Forms of 2009 Senior Management Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.56	(1)	Forms of 2009 Senior Management Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.57	(1)	Form of 2009 Senior Management Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.58	(1)	Form of 2009 Senior Management Time-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.59	(1)	Forms of May 2010 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.60	(1)	Forms of May 2010 Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.61	(1)	Forms of May 2010 Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.62	(1)	Forms of May 2010 Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.63	(1)	Forms of June 25, 2010 Amendment to the Performance-Based Equity Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.64	(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER		DOCUMENT

10.65	(1)	Form of Indemnification Agreement entered into by SunGard with certain officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).

10.66	(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.67		Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989))

10.68		Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.69		Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors (“Principal Investor Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.70		Amendment No. 2 to Principal Investor Agreement, dated as of January 31, 2008 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

10.71		Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

12.1	*	Computation of Ratio of Earnings to Fixed Charges (filed with this Report).

21.1	*	Subsidiaries of the Registrants (filed with this Report).

NUMBER		DOCUMENT

23.1	*	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).

31.1	*	Certification of Cristóbal Conde, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

31.2	*	Certification of Robert F. Woods, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1	*	Certification of Cristóbal Conde, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2	*	Certification of Robert F. Woods, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

†	Portions of this exhibit have been omitted in accordance with an order granting confidential treatment.

*	Filed with this report.

(1)	Management contract or compensatory plan or arrangement.