Form 10-Q
period 2011-03-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2011-05-05
CIK 789388, 1337272, 1337274

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐	No ☑
SunGard Capital Corp. II	Yes ☐	No ☑
SunGard Data Systems Inc.	Yes ☐	No ☑
The number of shares of the registrants’ common stock outstanding as of March 31, 2011:

SunGard Capital Corp.	255,421,947 shares of Class A common stock and 28,380,147 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

SunGard Capital Corp.
SunGard Capital Corp. II
SunGard Data Systems Inc.
And Subsidiaries

Page
Part II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors.	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	32

Item 4. (Removed and Reserved)	32

Item 5. Other Information	32

Item 6. Exhibits	33

Signatures	34

Exhibit 10.1 SECOND REFINANCING AND INCREMENTAL AMENDMENT
Exhibit 12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
Exhibit 31.1 302 CERTIFICATION - CHIEF EXECUTIVE OFFICER
Exhibit 31.2 302 CERTIFICATION - CHIEF FINANCIAL OFFICER
Exhibit 32.1 906 CERTIFICATION - CHIEF EXECUTIVE OFFICER
Exhibit 32.2 906 CERTIFICATION - CHIEF FINANCIAL OFFICER

Part I. FINANCIAL INFORMATION
Explanatory Note
This Form 10-Q is a combined quarterly report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCC II are collectively referred to as the “Parent Companies.” Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Item 1. Financial Statements
SunGard Capital Corp.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	March 31,
	2010	2011
Assets
Current:
Cash and cash equivalents	$778	$776
Trade receivables, less allowance for doubtful accounts of $41 and $51	894	781
Earned but unbilled receivables	167	193
Prepaid expenses and other current assets	178	209
Clearing broker assets	230	316
Deferred income taxes	10	10

Total current assets	2,257	2,285

Property and equipment, less accumulated depreciation of $1,135 and $1,199	918	923
Software products, less accumulated amortization of $1,301 and $1,366	809	766
Customer base, less accumulated amortization of $1,158 and $1,223	2,000	1,948
Other intangible assets, less accumulated amortization of $23 and $22	187	178
Trade name, less accumulated amortization of $7 and $9	1,023	1,021
Goodwill	5,774	5,813

Total Assets	$12,968	$12,934

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	64	55
Accrued compensation and benefits	302	224
Accrued interest expense	103	107
Other accrued expenses	421	336
Clearing broker liabilities	210	291
Deferred revenue	997	987

Total current liabilities	2,106	2,010

Long-term debt	8,046	8,068
Deferred income taxes	1,212	1,206

Total liabilities	11,364	11,284

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	54	48
Class L common stock subject to a put option	87	69
Class A common stock subject to a put option	11	9

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,699 million and $4,857 million; 50,000,000 shares authorized, 28,670,331 and 28,706,654 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 258,037,523 and 258,364,528 shares issued	—	—
Capital in excess of par value	2,703	2,726
Treasury stock, 326,329 and 326,507 shares of Class L common stock; and 2,940,981 and 2,942,581 shares of Class A common stock	(34)	(34)
Accumulated deficit	(2,970)	(3,047)
Accumulated other comprehensive income (loss)	(29)	36

Total SunGard Capital Corp. stockholders’ deficit	(330)	(319)
Noncontrolling interest in preferred stock of SCCII	1,782	1,843

Total equity	1,452	1,524

Total Liabilities and Equity	$12,968	$12,934

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2010	2011
Revenue:
Services	$1,104	$1,104
License and resale fees	68	74

Total products and services	1,172	1,178
Reimbursed expenses	28	32

	1,200	1,210

Costs and expenses:
Cost of sales and direct operating	568	559
Sales, marketing and administration	271	283
Product development	96	108
Depreciation and amortization	74	72
Amortization of acquisition-related intangible assets	120	125

	1,129	1,147

Operating income	71	63
Interest income	—	1
Interest expense and amortization of deferred financing fees	(159)	(137)
Other expense	—	(2)

Loss from continuing operations before income taxes	(88)	(75)
Benefit from income taxes	32	52

Loss from continuing operations	(56)	(23)
Income from discontinued operations, net of tax	2	—

Net loss	(54)	(23)
Income attributable to the noncontrolling interest (including $6 million and $1 million in temporary equity)	(47)	(54)

Net loss attributable to SunGard Capital Corp.	$(101)	$(77)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months ended March 31,
(in millions)	2010	2011
Cash flow from operations:
Net loss	$(54)	$(23)
Income from discontinued operations, net of tax	2	—

Loss from continuing operations	(56)	(23)
Reconciliation of loss from continuing operations to cash flow from operations:
Depreciation and amortization	194	197
Deferred income tax benefit	(29)	(18)
Stock compensation expense	8	6
Amortization of deferred financing costs and debt discount	11	10
Other noncash items	1	3
Accounts receivable and other current assets	155	60
Accounts payable and accrued expenses	(194)	(167)
Clearing broker assets and liabilities, net	1	(4)
Deferred revenue	(25)	(11)

Cash flow from continuing operations	66	53
Cash flow from discontinued operations	13	—

Cash flow from operations	79	53

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(19)
Cash paid for property and equipment and software	(76)	(64)
Other investing activities	8	1

Cash used in continuing operations	(81)	(82)
Cash provided by (used in) discontinued operations	—	—

Cash used in investment activities	(81)	(82)

Financing activities:
Cash received from issuance of common stock	1	—
Cash received from borrowings, net of fees	3	14
Cash used to repay debt	(22)	(1)
Other financing activities	—	(2)

Cash provided by (used in) continuing operations	(18)	11
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(18)	11

Effect of exchange rate changes on cash	(7)	16

Decrease in cash and cash equivalents	(27)	(2)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $22)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $36)	$637	$776

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	March 31,
	2010	2011
Assets
Current:
Cash and cash equivalents	$778	$776
Trade receivables, less allowance for doubtful accounts of $41 and $51	894	781
Earned but unbilled receivables	167	193
Prepaid expenses and other current assets	178	209
Clearing broker assets	230	316
Deferred income taxes	10	10

Total current assets	2,257	2,285

Property and equipment, less accumulated depreciation of $1,135 and $1,199	918	923
Software products, less accumulated amortization of $1,301 and $1,366	809	766
Customer base, less accumulated amortization of $1,158 and $1,223	2,000	1,948
Other intangible assets, less accumulated amortization of $23 and $22	187	178
Trade name, less accumulated amortization of $7 and $9	1,023	1,021
Goodwill	5,774	5,813

Total Assets	$12,968	$12,934

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	64	55
Accrued compensation and benefits	302	224
Accrued interest expense	103	107
Other accrued expenses	422	336
Clearing broker liabilities	210	291
Deferred revenue	997	987

Total current liabilities	2,107	2,010

Long-term debt	8,046	8,068
Deferred income taxes	1,211	1,206

Total liabilities	11,364	11,284

Commitments and contingencies

Preferred stock subject to a put option	37	30

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,818 million and $1,873 million; 14,999,000 shares authorized, 9,924,392 and 9,936,969 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,747	3,758
Treasury stock, 112,987 and 113,048 shares	(14)	(14)
Accumulated deficit	(2,137)	(2,160)
Accumulated other comprehensive income (loss)	(29)	36

Total stockholders’ equity	1,567	1,620

Total Liabilities and Stockholders’ Equity	$12,968	$12,934

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three months ended March 31,
	2010	2011
Revenue:
Services	$1,104	$1,104
License and resale fees	68	74

Total products and services	1,172	1,178
Reimbursed expenses	28	32

	1,200	1,210

Costs and expenses:
Cost of sales and direct operating	568	559
Sales, marketing and administration	271	283
Product development	96	108
Depreciation and amortization	74	72
Amortization of acquisition-related intangible assets	120	125

	1,129	1,147

Operating income	71	63
Interest income	—	1
Interest expense and amortization of deferred financing fees	(159)	(137)
Other expense	—	(2)

Loss from continuing operations before income taxes	(88)	(75)
Benefit from income taxes	32	52

Loss from continuing operations	(56)	(23)
Income from discontinued operations, net of tax	2	—

Net loss	$(54)	$(23)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months ended March 31,
(in millions)	2010	2011
Cash flow from operations:
Net loss	$(54)	$(23)
Income from discontinued operations, net of tax	2	—

Loss from continuing operations	(56)	(23)
Reconciliation of loss from continuing operations to cash flow from operations:
Depreciation and amortization	194	197
Deferred income tax benefit	(29)	(18)
Stock compensation expense	8	6
Amortization of deferred financing costs and debt discount	11	10
Other noncash items	1	3
Accounts receivable and other current assets	155	60
Accounts payable and accrued expenses	(193)	(167)
Clearing broker assets and liabilities, net	1	(4)
Deferred revenue	(25)	(11)

Cash flow from continuing operations	67	53
Cash flow from discontinued operations	13	—

Cash flow from operations	80	53

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(19)
Cash paid for property and equipment and software	(76)	(64)
Other investing activities	8	1

Cash used in continuing operations	(81)	(82)
Cash provided by (used in) discontinued operations	—	—

Cash used in investment activities	(81)	(82)

Financing activities:
Cash received from borrowings, net of fees	3	14
Cash used to repay debt	(22)	(1)
Other financing activities	—	(2)

Cash provided by (used in) continuing operations	(19)	11
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(19)	11

Effect of exchange rate changes on cash	(7)	16

Decrease in cash and cash equivalents	(27)	(2)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $22)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $36)	$637	$776

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Balance Sheets
(In millions except share and per-share amounts)
(Unaudited)

	December 31,	March 31,
	2010	2011
Assets
Current:
Cash and cash equivalents	$778	$776
Trade receivables, less allowance for doubtful accounts of $41 and $51	894	781
Earned but unbilled receivables	167	193
Prepaid expenses and other current assets	178	209
Clearing broker assets	230	316
Deferred income taxes	10	10

Total current assets	2,257	2,285

Property and equipment, less accumulated depreciation of $1,135 and $1,199	918	923
Software products, less accumulated amortization of $1,301 and $1,366	809	766
Customer base, less accumulated amortization of $1,158 and $1,223	2,000	1,948
Other intangible assets, less accumulated amortization of $23 and $22	187	178
Trade name, less accumulated amortization of $7 and $9	1,023	1,021
Goodwill	5,774	5,813

Total Assets	$12,968	$12,934

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	64	55
Accrued compensation and benefits	302	224
Accrued interest expense	103	107
Other accrued expenses	423	338
Clearing broker liabilities	210	291
Deferred revenue	997	987

Total current liabilities	2,108	2,012

Long-term debt	8,046	8,068
Deferred income taxes	1,207	1,201

Total liabilities	11,361	11,281

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,773	3,777
Accumulated deficit	(2,137)	(2,160)
Accumulated other comprehensive income (loss)	(29)	36

Total stockholder’s equity	1,607	1,653

Total Liabilities and Stockholder’s Equity	$12,968	$12,934

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Operations
(In millions)
(Unaudited)

	Three months ended March 31,
	2010	2011
Revenue:
Services	$1,104	$1,104
License and resale fees	68	74

Total products and services	1,172	1,178
Reimbursed expenses	28	32

	1,200	1,210

Costs and expenses:
Cost of sales and direct operating	568	559
Sales, marketing and administration	271	283
Product development	96	108
Depreciation and amortization	74	72
Amortization of acquisition-related intangible assets	120	125

	1,129	1,147

Operating income	71	63
Interest income	—	1
Interest expense and amortization of deferred financing fees	(159)	(137)
Other expense	—	(2)

Loss from continuing operations before income taxes	(88)	(75)
Benefit from income taxes	32	52

Loss from continuing operations	(56)	(23)
Income from discontinued operations, net of tax	2	—

Net loss	$(54)	$(23)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months ended March 31,
	2010	2011
Cash flow from operations:
Net loss	$(54)	$(23)
Income from discontinued operations, net of tax	2	—

Loss from continuing operations	(56)	(23)
Reconciliation of loss from continuing operations to cash flow from operations:
Depreciation and amortization	194	197
Deferred income tax benefit	(29)	(18)
Stock compensation expense	8	6
Amortization of deferred financing costs and debt discount	11	10
Other noncash items	1	3
Accounts receivable and other current assets	155	60
Accounts payable and accrued expenses	(193)	(167)
Clearing broker assets and liabilities, net	1	(4)
Deferred revenue	(25)	(11)

Cash flow from continuing operations	67	53
Cash flow from discontinued operations	13	—

Cash flow from operations	80	53

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(19)
Cash paid for property and equipment and software	(76)	(64)
Other investing activities	8	1

Cash used in continuing operations	(81)	(82)
Cash provided by (used in) discontinued operations	—	—

Cash used in investment activities	(81)	(82)

Financing activities:
Cash received from borrowings, net of fees	3	14
Cash used to repay debt	(22)	(1)
Other financing activities	—	(2)

Cash provided by (used in) continuing operations	(19)	11
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(19)	11

Effect of exchange rate changes on cash	(7)	16

Decrease in cash and cash equivalents	(27)	(2)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $22)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $36)	$637	$776

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
SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). All four of these companies were formed for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” SCC, SCCII and SunGard are separate reporting companies and, together with their direct and indirect subsidiaries, are collectively referred to as the “Company.”
The Company has four reportable segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). Effective January 1, 2011, the Company’s K-12 business was transferred from PS to HE. The balances at December 31, 2010 and for the three months ended March 31, 2010 have been revised to include this business in HE. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.
The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The presentation of certain prior year amounts has been revised to conform to the current year presentation.
2. Acquisitions and Discontinued Operations:
Acquisitions
The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the three months ended March 31, 2011, the Company completed two acquisitions in its FS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $19 million.
Discontinued Operations
In December 2010, the Company sold its PS UK business. The results for the discontinued operations for the three months ended March 31, 2010 were as follows (in millions):

Three Months ended
March 31, 2010
Revenue	$49

Operating income	3

Income before income taxes	3
Provision for income taxes	(1)

Income from discontinued operations	$2

3. Goodwill:
The following table summarizes changes in goodwill by segment (in millions):

	Cost					Cumulative Impairment
	FS	HE	PS	AS	Subtotal	HE	PS	AS	Subtotal	Total
Balance at December 31, 2010	$3,450	$1,048	$436	$2,203	$7,137	$(32)	$(205)	$(1,126)	$(1,363)	$5,774
2011 acquisitions	4	—	—	—	4	—	—	—	—	4
Adjustments related to the Transaction and prior year acquisitions	(1)	—	—	—	(1)	—	—	—	—	(1)
Effect of foreign currency translation	28	—	—	8	36	—	—	—	—	36

Balance at March 31, 2011	$3,481	$1,048	$436	$2,211	$7,176	$(32)	$(205)	$(1,126)	$(1,363)	$5,813

Effective January 1, 2011, the Company’s K-12 business was transferred from PS to HE. The balances at December 31, 2010 have been revised to include this business in HE.
4. Clearing Broker Assets and Liabilities:
Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31,	March 31,
	2010	2011
Segregated customer cash and treasury bills	$57	$67
Collateral for securities borrowed	154	231
Receivables from customers and other	19	18

Clearing broker assets	$230	$316

Payables to customers	$19	$19
Collateral for securities loaned	137	213
Payable to brokers and dealers	54	59

Clearing broker liabilities	$210	$291

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Securities borrowed and loaned are collateralized financing transactions which are cash deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.
5. Debt and Derivatives:
On January 31, 2011, SunGard entered into the First Refinancing Amendment to its Amended and Restated Senior Secured Credit Agreement, dated as of June 9, 2009 (“Credit Agreement”) to, among other things, (a) eliminate the LIBOR and base rate floors and (b) reduce the Eurocurrency rate spread from 3.75% to 3.5% and the base rate spread from 2.75% to 2.5% with no impact on maturity.
On March 11, 2011, SunGard entered into the Second Refinancing and Incremental Amendment to its Credit Agreement to, among other things, obtain new revolving credit commitments in an aggregate amount equal to $300 million that will terminate on May 11, 2013, thereby increasing the Company’s revolving credit commitments by $50 million, to $880 million, all of which now have been extended to (or expire on) May 11, 2013.

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

		Notional		Interest rate
		Amount	Interest rate	received
Inception	Maturity	(in millions)	paid	(LIBOR)

January/February 2009	February 2012	$1,200	1.78%	1-Month
February 2010	May 2013	500	1.99%	3-Month

Total / Weighted Average interest rate		$1,700	1.84%

The fair values of interest rate swaps above designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $38 million and $26 million as of December 31, 2010 and March 31, 2011, respectively.
The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three months ended March 31, 2010 and 2011 (in millions):

		Three Months ended
		March 31,
	Classification	2010	2011
Loss recognized in Accumulated Other Comprehensive Loss (OCI)	OCI	$(20)	$(1)
Loss reclassified from accumulated OCI into income	Interest expense and amortization of deferred financing fees	22	13
The Company has no ineffectiveness related to its swap agreements.
The Company expects to reclassify in the next twelve months approximately $25 million from OCI into earnings related to the Company’s interest rate swaps based on the borrowing rates at March 31, 2011.
6. Fair Value Measurements:
The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$278	$—	$—	$278

Liabilities
Interest rate swap agreements and other	$—	$22	$—	$22

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents — money market funds	$210	$—	$—	$210
Clearing broker assets — treasury bills	2	—	—	2

	$212	$—	$—	$212

Liabilities
Interest rate swap agreements and other	$—	$34	$—	$34

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
The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2010 and March 31, 2011 (in millions):

	December 31, 2010		March 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Floating rate debt	$4,707	$4,644	$4,727	$4,702
Fixed rate debt	3,348	3,432	3,351	3,481
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
7. Comprehensive Income (Loss):
Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended March 31,
	2010	2011
Net loss	$(54)	$(23)
Foreign currency translation gains (losses)	(61)	57
Unrealized gains on derivative instruments	2	8

Comprehensive income (loss)	$(113)	$42

8. Equity:
A rollforward of SCC’s equity for 2011 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Total	equity	equity	Total
Balance at December 31, 2010	$87	$11	$(330)	$(232)	$54	$1,782	$1,836

Net income (loss)	—	—	(77)	(77)	1	53	54
Foreign currency translation	—	—	57	57	—	—	—
Net unrealized gain on derivative instruments	—	—	8	8	—	—	—

Comprehensive income (loss)	—	—	(12)	(12)	1	53	54
Stock compensation expense	—	—	6	6	—	—	—
Termination of put options due to employee terminations and other	(20)	(2)	22	—	(8)	8	—
Transfer intrinsic value of vested restricted stock units	2	—	(3)	(1)	1	—	1
Other	—	—	(2)	(2)	—	—	—

Balance at March 31, 2011	$69	$9	$(319)	$(241)	$48	$1,843	$1,891

A rollforward of SCC’s equity for 2010 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L -	Class A -
	temporary	temporary	Permanent		Temporary	Permanent
	equity	equity	equity	Total	equity	equity	Total

Balance at December 31, 2009	$88	$11	$321	$420	$51	$1,593	$1,644

Net income (loss)	—	—	(101)	(101)	6	41	47
Foreign currency translation	—	—	(61)	(61)	—	—	—
Net unrealized gain on derivative instruments	—	—	2	2	—	—	—

Comprehensive income (loss)	—	—	(160)	(160)	6	41	47
Stock compensation expense	—	—	8	8	—	—	—
Transfer intrinsic value of vested restricted stock units	2	—	(4)	(2)	1	—	1

Balance at March 31, 2010	$90	$11	$165	$266	$58	$1,634	$1,692

In the case of termination of employment resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. These common or preferred shares must be classified as temporary equity (between liabilities and equity) on the balance sheet of SCC and SCCII. At vesting or exercise, grant-date intrinsic value or exercise value, respectively, is reclassified to temporary equity. On termination of employment, the value included in temporary equity is reclassified to permanent equity.

9. Segment Information:
The Company has four reportable segments: FS, HE and PS, which together form the Company’s Software & Processing Solutions business, and AS. The Company evaluates the performance of its segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, stock compensation and certain other costs. Effective January 1, 2011, the Company’s K-12 business was transferred from PS to HE. The results for 2010 have been revised to include this business in HE. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted. The operating results for each segment follow (in millions):

	Three Months Ended March 31,
	2010	2011
Revenue:
Financial systems	$660	$672
Higher education	136	140
Public sector	35	34

Software & processing solutions	831	846
Availability services	369	364

	$1,200	$1,210

Depreciation and amortization:
Financial systems	$19	$21
Higher education	4	4
Public sector	1	1

Software & processing solutions	24	26
Availability services	50	46

	$74	$72

Income (loss) from operations:
Financial systems	$114	$115
Higher education	34	27
Public sector	8	10

Software & processing solutions	156	152
Availability services	70	73
Corporate and other items (1)	(145)	(150)
Other costs	(10)	(12)

	$71	$63

Cash paid for property and equipment and software:
Financial systems	$20	$23
Higher education	2	3
Public sector	2	1

Software & processing solutions	24	27
Availability services	51	35
Corporate administration	1	2

	$76	$64

(1)
Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $120 million and $125 million for the three month periods ended March 31, 2010 and 2011, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended March 31,
	2010	2011
Amortization of acquisition-related intangible assets:
Financial systems	$64	$69	(1)
Higher education	10	10
Public sector	4	3

Software & processing solutions	78	82
Availability services	42	43

	$120	$125

(1)
Amortization of acquisition-related intangible assets in 2011 includes approximately $3 million and $4 million of impairment charges related to customer base and software, respectively, for a subsidiary in the FS segment.

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended March 31,
	2010	2011
Position, Risk & Operations	$152	$175
Global Trading	146	131
Wealth Management	92	91
Asset Management	85	89
Banking	43	47
Corporate Liquidity	45	41
Insurance	38	39
Global Services	32	30
Technology, Deployment & Distribution	19	22
Computer Services	8	7

Total Financial Systems	$660	$672

10. Related Party Transactions:
In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 million of management fees in sales, marketing and administration expenses during each of the three month periods ended March 31, 2010 and 2011. At December 31, 2010 and March 31, 2011, $6 million and $4 million, respectively, was included in other accrued expenses.

11. Supplemental Cash Flow Information:
Supplemental cash flow information for the three months ended March 31, 2010 and 2011 follows (in millions):

	Three Months ended March 31,
	2010	2011
Supplemental information:

Acquired businesses:
Property and equipment	$2	$1
Software products	3	11
Customer base	10	8
Goodwill	2	4
Other tangible and intangible assets	3	—
Deferred income taxes	(2)	(4)
Purchase price obligations and debt assumed	(1)	(1)
Net current liabilities assumed	(4)	—

Cash paid for acquired businesses, net of cash acquired of $1 and $3, respectively	$13	$19

12. Supplemental Guarantor Condensed Consolidating Financial Statements:
SunGard’s senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities.
The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2010 and March 31, 2011, and for the three-month periods ended March 31, 2010 and 2011 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties nor guarantors to the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010.

	Supplemental Condensed Consolidating Balance Sheet
	December 31, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$179	$—	$599	$—	$778
Intercompany balances	(7,500)	6,659	841	—	—
Trade receivables, net	2	702	357	—	1,061
Prepaid expenses, taxes and other current assets	2,729	85	309	(2,705)	418

Total current assets	(4,590)	7,446	2,106	(2,705)	2,257
Property and equipment, net	—	602	316	—	918
Intangible assets, net	150	3,330	539	—	4,019
Intercompany balances	(4)	—	4	—	—
Goodwill	—	4,657	1,117	—	5,774
Investment in subsidiaries	14,012	2,456	—	(16,468)	—

Total Assets	$9,568	$18,491	$4,082	$(19,173)	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$7	$—	$9
Accounts payable and other current liabilities	203	3,661	940	(2,705)	2,099

Total current liabilities	203	3,663	947	(2,705)	2,108
Long-term debt	7,607	2	437	—	8,046
Intercompany debt	(195)	65	249	(119)	—
Deferred income taxes	346	749	112	—	1,207

Total liabilities	7,961	4,479	1,745	(2,824)	11,361

Total stockholder’s equity	1,607	14,012	2,337	(16,349)	1,607

Total Liabilities and Stockholder’s Equity	$9,568	$18,491	$4,082	$(19,173)	$12,968

	Supplemental Condensed Consolidating Balance Sheet
	March 31, 2011
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$222	$8	$546	$—	$776
Intercompany balances	(6,227)	5,381	846	—	—
Trade receivables, net	1	656	317	—	974
Prepaid expenses, taxes and other current assets	1,337	93	454	(1,349)	535

Total current assets	(4,667)	6,138	2,163	(1,349)	2,285
Property and equipment, net	1	600	322	—	923
Intangible assets, net	144	3,232	537	—	3,913
Intercompany balances	(7)	—	7	—	—
Goodwill	—	4,656	1,157	—	5,813
Investment in subsidiaries	14,127	2,511	—	(16,638)	—

Total Assets	$9,598	$17,137	$4,186	$(17,987)	$12,934

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$8	$—	$10
Accounts payable and other current liabilities	192	2,141	1,018	(1,349)	2,002

Total current liabilities	192	2,143	1,026	(1,349)	2,012
Long-term debt	7,608	2	458	—	8,068
Intercompany debt	(200)	127	250	(177)	—
Deferred income taxes	345	738	118	—	1,201

Total liabilities	7,945	3,010	1,852	(1,526)	11,281

Total stockholder’s equity	1,653	14,127	2,334	(16,461)	1,653

Total Liabilities and Stockholder’s Equity	$9,598	$17,137	$4,186	$(17,987)	$12,934

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$874	$359	$(33)	$1,200

Costs and expenses:
Cost of sales and direct operating	—	386	215	(33)	568
Sales, marketing and administration	28	138	105	—	271
Product development	—	45	51	—	96
Depreciation and amortization	—	54	20	—	74
Amortization of acquisition-related intangible assets	—	101	19	—	120

	28	724	410	(33)	1,129

Operating income (loss)	(28)	150	(51)	—	71
Net interest income (expense)	(147)	(56)	44	—	(159)
Other income (expense)	60	(3)	—	(57)	—

Income (loss) before income taxes	(115)	91	(7)	(57)	(88)
Benefit from (provision for) income taxes	61	(31)	2	—	32

Income (loss) from continuing operations	$(54)	$60	$(5)	$(57)	$(56)
Income from discontinued operations, net of tax	—	—	2	—	2

Net loss	$(54)	$60	$(3)	$(57)	$(54)

	Supplemental Condensed Consolidating Schedule of Operations
	Three Months ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$845	$366	$(1)	$1,210

Costs and expenses:
Cost of sales and direct operating	—	358	202	(1)	559
Sales, marketing and administration	26	146	111	—	283
Product development	—	29	79	—	108
Depreciation and amortization	—	50	22	—	72
Amortization of acquisition-related intangible assets	—	97	28	—	125

	26	680	442	(1)	1,147

Operating income (loss)	(26)	165	(76)	—	63
Net interest income (expense)	(87)	(35)	(14)	—	(136)
Other income (expense)	49	(62)	—	11	(2)

Income (loss) before income taxes	(64)	68	(90)	11	(75)
Benefit from (provision for) income taxes	41	(17)	28	—	52

Net income (loss)	$(23)	$51	$(62)	$11	$(23)

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Three Months ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$(54)	$60	$(3)	$(57)	$(54)
Income from discontinued operations	—	—	2	—	2

Income (loss) from continuing operations	(54)	60	(5)	(57)	(56)
Non cash adjustments	(40)	130	39	57	186
Changes in operating assets and liabilities	(75)	8	4	—	(63)

Cash flow provided by (used in) continuing operations	(169)	198	38	—	67
Cash flow provided by discontinued operations	—	—	13	—	13

Cash flow provided by (used in) operations	(169)	198	51	—	80

Investment activities:
Intercompany transactions	153	(153)	—	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	—	(13)	—	(13)
Cash paid for property and equipment and software	—	(56)	(20)	—	(76)
Other investing activities	(1)	6	3	—	8

Cash provided by (used in) continuing operations	152	(203)	(30)	—	(81)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) investment activities	152	(203)	(30)	—	(81)

Financing activities:
Net repayments of long-term debt	(11)	(2)	(6)	—	(19)
Other financing activities	—	—	—	—	—

Cash provided by (used in) continuing operations	(11)	(2)	(6)	—	(19)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(11)	(2)	(6)	—	(19)

Effect of exchange rate changes on cash	—	—	(7)	—	(7)

Increase (decrease) in cash and cash equivalents	(28)	(7)	8	—	(27)
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$98	$(16)	$555	$—	$637

	Supplemental Condensed Consolidating Schedule of Cash Flows
	Three months ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
(in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$(23)	$51	$(62)	$11	$(23)
Non cash adjustments	(38)	198	49	(11)	198
Changes in operating assets and liabilities	73	(160)	(35)	—	(122)

Cash flow provided by (used in) operations	12	89	(48)	—	53

Investment activities:
Intercompany transactions	39	(33)	(6)	—	—
Cash paid for businesses acquired by the Company, net of cash acquired	—	(6)	(13)	—	(19)
Cash paid for property and equipment and software	(1)	(43)	(20)	—	(64)
Other investing activities	—	1	—	—	1

Cash provided by (used in) investment activities	38	(81)	(39)	—	(82)

Financing activities:
Net repayments of long-term debt	(5)	—	18	—	13
Other financing activities	(2)	—	—	—	(2)

Cash provided by (used in) financing activities	(7)	—	18	—	11

Effect of exchange rate changes on cash	—	—	16	—	16

Increase (decrease) in cash and cash equivalents	43	8	(53)	—	(2)
Beginning cash and cash equivalents	179	—	599	—	778

Ending cash and cash equivalents	$222	$8	$546	$—	$776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis supplements the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and presumes that readers have read or have access to the discussion and analysis in this filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussion provided is applicable to each of SCC, SCCII and SunGard unless otherwise noted.

Results of Operations:
The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended		Three Months Ended		Percent Increase
	March 31,		March 31,		(Decrease)
(in millions)	2010		2011		2011 vs. 2010
		percent of		percent of
		revenue		revenue
Revenue
Financial systems (FS)	$660	55%	$672	56%	2%
Higher education (HE)	136	11%	140	12%	3%
Public sector (PS)	35	3%	34	3%	(3)%

Software & processing solutions	831	69%	846	70%	2%
Availability services (AS)	369	31%	364	30%	(1)%

	$1,200	100%	$1,210	100%	1%

Costs and Expenses
Cost of sales and direct operating	$568	47%	$559	46%	(2)%
Sales, marketing and administration	271	23%	283	23%	4%
Product development	96	8%	108	9%	13%
Depreciation and amortization	74	6%	72	6%	(3)%
Amortization of acquisition- related intangible assets	120	10%	125	10%	4%

	$1,129	94%	$1,147	95%	2%

Operating Income (Loss)
Financial systems (1)	$114	17%	$115	17%	1%
Higher education (1)	34	25%	27	19%	(21)%
Public sector (1)	8	23%	10	29%	25%

Software & processing solutions (1)	156	19%	152	18%	(3)%
Availability services (1)	70	19%	73	20%	4%
Corporate administration	(17)	(1)%	(19)	(2)%	12%
Amortization of acquisition- related intangible assets	(120)	(10)%	(125)	(10)%	4%
Stock compensation expense	(8)	(1)%	(6)	—%	(25)%
Other costs (2)	(10)	(1)%	(12)	(1)%	20%

	$71	6%	$63	5%	(11)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.

(2)	Other costs include certain purchase accounting adjustments, management fees paid to the Sponsors and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended		Three Months Ended		Percent Increase
	March 31,		March 31,		(Decrease)
(in millions)	2010		2011		2011 vs. 2010
		percent of		percent of
		revenue		revenue
Financial Systems
Services	$593	49%	$592	49%	—%
License and resale fees	45	4%	54	4%	20%

Total products and services	638	53%	646	53%	1%
Reimbursed expenses	22	2%	26	2%	18%

	$660	55%	$672	56%	2%

Higher Education
Services	$116	10%	$122	10%	5%
License and resale fees	18	2%	16	1%	(11)%

Total products and services	134	11%	138	11%	3%
Reimbursed expenses	2	—%	2	—%	—%

	$136	11%	$140	12%	3%

Public Sector
Services	$30	3%	$29	2%	(3)%
License and resale fees	4	—%	4	—%	—%

Total products and services	34	3%	33	3%	(3)%
Reimbursed expenses	1	—%	1	—%	—%

	$35	3%	$34	3%	(3)%

Software & Processing Solutions
Services	$739	62%	$743	61%	1%
License and resale fees	67	6%	74	6%	10%

Total products and services	806	67%	817	68%	1%
Reimbursed expenses	25	2%	29	2%	16%

	$831	69%	$846	70%	2%

Availability Services
Services	$365	30%	$361	30%	(1)%
License and resale fees	1	—%	—	—%	(100)%

Total products and services	366	31%	361	30%	(1)%
Reimbursed expenses	3	—%	3	—%	—%

	$369	31%	$364	30%	(1)%

Total Revenue
Services	$1,104	92%	$1,104	91%	—%
License and resale fees	68	6%	74	6%	9%

Total products and services	1,172	98%	1,178	97%	1%
Reimbursed expenses	28	2%	32	3%	14%

	$1,200	100%	$1,210	100%	1%

Results of operations, excluding broker/dealer business
We assess our performance both with and without one of our global trading businesses, a broker/dealer with an inherently lower margin than our other software and processing businesses, whose performance is a function of market volatility and customer mix (the “Broker/Dealer”). By excluding the Broker/Dealer’s results, we are able to perform additional analysis of our business which we believe is important in understanding the results of both the Broker/Dealer and the software and processing businesses. We use the information excluding the Broker/Dealer business for a variety of purposes and we regularly communicate our results excluding this business to our board of directors.
The following is a reconciliation of revenue excluding the Broker/Dealer and operating income (loss) excluding the Broker/Dealer, which are each non-GAAP measures, to the corresponding reported GAAP measures that we believe to be most directly comparable. While these adjusted results are useful for analysis purposes, they should not be considered as an alternative to our reported GAAP results.

	Three Months Ended March 31,
	2010		2011		% change
	(In millions)
Revenue

Total	$1,200		$1,210		1%
Less Broker/Dealer business	53		31

Total excluding Broker/Dealer business	$1,147		$1,179		3%

Financial Systems	$660		$672		2%
Less Broker/Dealer business	53		31

Financial Systems excluding Broker/Dealer business	$607		$641		6%

Operating Income (Loss)

Total	$71		$63		(11)%
Less Broker/Dealer business	(6	) (1)	(4)	(1)

Total excluding Broker/Dealer business	$77		$67		(13)%

Financial Systems	$114		$115		1%
Less Broker/Dealer business	(5	) (1)	(2)	(1)

Financial Systems excluding Broker/Dealer business	$119		$117		(2)%

(1)	The operating income related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010
Income from Operations:
Our total operating margin was 5% for the three month period ended March 31, 2011, compared to 6% for the three month period ended March 31, 2010. Excluding one of our global trading businesses, a broker/dealer, which we refer to as the “Broker/Dealer”, total operating margin was 6% for the three month period ended March 31, 2011, compared to 7% for the three month period ended March 31, 2010. The decrease is primarily due to an increase in employment-related expenses in FS, an increase in investment in international and product development resources in HE and an increase in amortization of acquisition-related intangible assets due to the $7 million impairment of certain FS customer base and software assets, partially offset by an $8 million increase in software license revenue.
Financial Systems:
The FS operating margin was 17% for the three month periods ended March 31, 2011 and 2010, respectively. Excluding the impact of the Broker/Dealer, the FS operating margin was 18% and 20% in the three month periods ended March 31, 2011 and 2010, respectively. This decrease is due mainly to a change in revenue mix, increased development and employment-related costs and the impact of changes in currency exchange rates, partially offset by a $10 million increase in software license fees.
Higher Education:
The HE operating margin was 19% and 25% for the three month periods ended March 31, 2011 and 2010, respectively. The operating margin decreased primarily due to increases in employment-related expense in our solutions business, including investments in international and product development resources, and a $2 million decrease in software license revenue; a decrease in managed services revenue primarily resulting from customer attrition; and the impact of a customer conference held in the first quarter of 2011 that was held in the second quarter of the prior year.
Public Sector:
The PS operating margin was 29% and 23% for the three month periods ended March 31, 2011 and 2010, respectively, due primarily to decreased employment-related expense driven by the reduction of administrative overhead functions.
Availability Services:
The AS operating margin was 20% and 19% for the three month periods ended March 31, 2011 and 2010, respectively. The higher margin was primarily due to decreases in employee-related costs, mostly in North America, and reduced depreciation and amortization. In North America, the margin in our recovery services business increased due mainly to employee cost savings, reduced equipment and facilities expenses and reduced depreciation and amortization. The margin in our managed services business increased due mainly to increased revenue and decreased depreciation and amortization, partially offset by increased facilities, employee-related and equipment expenses. Partially offsetting these margin improvements was a decrease in the consulting business margin, due mainly to lower revenue, and higher administrative costs, primarily due to increased advertising. In Europe, cost containment on higher revenue resulted in an improved operating margin.
Revenue:
Total revenue increased $10 million or 1% for the three month periods ended March 31, 2011 compared to the first quarter of 2010. Organic revenue decreased 1% in the first quarter of 2011 compared to the prior year period, primarily because of a $22 million decline in the Broker/Dealer’s revenue, partially offset by the increase in license fees, software maintenance and professional services revenue. Excluding the Broker/Dealer, organic revenue increased 1%. Organic revenue is defined as revenue from businesses owned for at least one year and further adjusted for both the effects of businesses sold in the previous twelve months and the impact of currency exchange rates, and excludes revenue from discontinued operations in all periods presented. When assessing our financial results, we focus on growth in organic revenue because overall revenue growth is affected by the timing and magnitude of acquisitions, dispositions and by currency exchange rates.
Financial Systems:
FS revenue increased $12 million or 2% in the first quarter of 2011 from the prior year period. Organic revenue was unchanged in the quarter. Excluding the Broker/Dealer, organic revenue increased 3%, driven by increases in software license, processing, professional services and software maintenance revenue. Processing revenue increased $7 million, or 4%, due mainly to increases in transaction volumes and additional hosted services. Professional services revenue increased $6 million, or 5%, due mainly to increased demand from existing clients as well as new projects. Software maintenance revenue increased $5 million, or 4%, due mainly to sales of new licenses in the past twelve months and annual rate increases. Revenue from license and resale fees included software license revenue of $50 million, an increase of $10 million compared to the same quarter in 2010.

Higher Education:
HE revenue increased $4 million or 3% for the three month periods ended March 31, 2011 compared to the corresponding period in 2010 due mainly to a customer conference held in the first quarter of 2011 that was held in the second quarter of 2010 and an increase in software maintenance revenue due mainly to annual rate increases, partially offset by a decrease in managed services revenue due to customer attrition. Organic revenue increased 2%. Revenue from license and resale fees included software license revenue of $4 million in the three months ended March 31, 2011, a $2 million decrease from the prior year period.
Public Sector:
PS revenue decreased $1 million or 3% for the three month periods ended March 31, 2011 compared to the corresponding period in 2010 due mainly to a decrease in professional services revenue largely resulting from local governments budget constraints. Organic revenue decreased 2%. Revenue from license and resale fees included software license revenue of $2 million in the three months ended March 31, 2011, unchanged from the prior year period.
Availability Services:
AS revenue decreased $5 million, or 1%, in the first quarter of 2011 from the prior year period. Organic revenue decreased 3% in the quarter. In North America, which accounts for approximately 80% of our AS business, revenue decreased 3% overall and organically, driven by decreases in recovery services and professional services revenue, partially offset by growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, increased 4%, and was unchanged organically, driven by an increase in managed services revenue which was mostly offset by a decrease in recovery services revenue. Most of our recovery services revenue is derived from tape-based solutions. Industry-wide, recovery services has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this shift to continue in the future.
Costs and Expenses:
Cost of sales and direct operating expenses as a percentage of total revenue was 46% and 47% in the three-month periods ended March 31, 2011 and 2010, respectively, largely the result of the lower volumes of the Broker/Dealer. Excluding the Broker/Dealer’s expenses of $32 million in 2011 and $54 million in 2010, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 45% in each of the three month periods ended March 31, 2011 and 2010. Impacting the period were higher FS employment-related expenses and increased costs associated with the HE customer user conference that was held in the first quarter of 2011 compared to the second quarter of 2010, partially offset by lower AS employment-related costs.
Sales, marketing and administration expenses as a percentage of total revenue were 23% in each of the three-month periods ended March 31, 2011 and 2010. Increases in sales, marketing and administration expenses were primarily due to increases in FS employment-related expense, partially offset by a decrease in currency transaction losses.
Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended March 31, 2011 and 2010, product development costs were 13% and 11% of revenue from software and processing solutions, respectively. The increase is primarily related to increased FS employment-related expenses to maintain higher-margin products, and enhance functionality to attract and retain customers.
Amortization of acquisition-related intangible assets was 10% of total revenue in each of the three month periods ended March 31, 2011 and 2010. During 2011, we recorded impairment charges of our customer base and software assets of $3 million and $4 million, respectively. These impairments are the result of reduced cash flow projections of the applicable businesses to which the software and customer base assets relate.
Interest expense was $137 million and $159 million for the three month periods ended March 31, 2011 and 2010, respectively. The decrease in interest expense was due primarily to decreased term loan borrowings resulting from prepayments that occurred in December 2010 and interest rate decreases mainly due to refinancing the senior notes due 2013.

The effective income tax rates for the three months ended March 31, 2011 and 2010 were a benefit of 69% and 36%, respectively. The rate in 2011 reflects the impact on the effective tax rate of certain items, including nondeductible expenses and state income taxes, due to the small base of overall projected pretax income. Changes in the actual mix of income or the total amount of income for 2011 may significantly impact the estimated effective income tax rate for the year. The rate in the first quarter of 2010 reflects the expected mix of taxable income in various jurisdictions.
Accreted dividends on SCCII’s cumulative preferred stock were $54 million and $47 million for the three months ended March 31, 2011 and 2010, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.
Liquidity and Capital Resources:
At March 31, 2011, cash and equivalents were $776 million, a decrease of $2 million from December 31, 2010. Cash flow from continuing operations was $53 million in the three months ended March 31, 2011 compared to $66 million in the three months ended March 31, 2010. The decrease in cash flow from continuing operations from the prior year period is due primarily to a $50 million tax refund received in the first quarter of 2010 and higher collections in the first quarter of 2010 due to timing of billings and cash collections compared to the current year. These decreases were partially offset by $79 million less of interest payments in the first quarter of 2011 due mainly to decreased term loan borrowings, and the change of the interest payment dates from February to November and a reduction in the interest rate related to the refinancing of the senior notes due 2013.
Net cash used by continuing operations in investing activities was $82 million in the three months ended March 31, 2011, comprised of cash paid for property and equipment and other assets and two businesses acquired in our FS segment. Net cash used by continuing operations in investing activities was $81 million in the three months ended March 31, 2010, comprised mainly of cash paid for property and equipment and other assets and one business acquired in each of our FS and AS segments.
Net cash provided by continuing operations in financing activities was $11 million for the three months ended March 31, 2011, primarily related to borrowing under our accounts receivables facility. Net cash used by continuing operations in financing activities was $18 million for the three months ended March 31, 2010, primarily related to quarterly principal payments on the term loans. At March 31, 2011, no amount was outstanding under the revolving credit facility and $330 million was outstanding under the receivables facility, which represented the full amount available for borrowing based on the terms and conditions of the facility.
On January 31, 2011, SunGard entered into the First Refinancing Amendment to its Amended and Restated Senior Secured Credit Agreement dated as of June 9, 2009 (“Credit Agreement”) to, among other things, (a) eliminate the LIBOR and base rate floors and (b) reduce the Eurocurrency rate spread from 3.75% to 3.5% and the base rate spread from 2.75% to 2.5% with no impact on maturity. We expect to save approximately $14 million per year of interest expense as a result of this amendment.
On March 11, 2011, SunGard entered into the Second Refinancing and Incremental Amendment to its Senior Secured Credit Agreement to, among other things, obtain new revolving credit commitments in an aggregate amount equal to $300 million that will terminate on May 11, 2013, thereby increasing the Company’s revolving credit commitments by $50 million, to $880 million, all of which now have been extended to (or expire on) May 11, 2013.
At March 31, 2011, we have outstanding $8.08 billion in aggregate indebtedness, with additional borrowing capacity of $850 million under the revolving credit facility (after giving effect to outstanding letters of credit). Also at March 31, 2011, we have outstanding letters of credit and bid bonds that total approximately $42 million.
We expect our available cash balance and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.
Covenant Compliance
Adjusted EBITDA is used to determine compliance with certain covenants contained in the indentures governing SunGard’s senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 and in SunGard’s senior secured credit facilities. Adjusted EBITDA is defined as EBITDA, which we define as earnings before interest, taxes, depreciation, amortization and goodwill impairment, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants.
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

Adjusted EBITDA is calculated as follows (in millions):

			Last Twelve
			Months
	Three Months Ended March 31,		March 31,
	2010	2011	2011
Income (loss) from continuing operations	$(56)	$(23)	$(357)
Interest expense, net	159	136	613
Benefit from income taxes	(32)	(52)	(49)
Depreciation and amortization	194	197	778
Goodwill impairment charge	—	—	237

EBITDA	265	258	1,222
Purchase accounting adjustments (a)	4	3	12
Non-cash charges (b)	8	6	36
Restructuring and other charges (c)	9	8	49
Acquired EBITDA, net of disposed EBITDA (d)	3	—	6
Pro forma expense savings related to acquisitions (e)	1	—	1
Loss on extinguishment of debt and other (f)	5	7	71

Adjusted EBITDA — senior secured credit facilities, senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015	$295	$282	$1,397

(a) Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
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
(f) Loss on extinguishment of debt and other includes the loss on extinguishment of $1.6 billion of senior notes due 2013, gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.

The covenant requirements and actual ratios for the twelve months ended March 31, 2011 are as follows. SunGard is in compliance with all covenants.

	Covenant	Actual
	Requirements	Ratios

Senior secured credit facilities (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.80x	2.50x

Maximum total debt to Adjusted EBITDA	6.25x	5.04x

Senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.66x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.80x for the four-quarter period ended December 31, 2010 and increasing over time to 1.95x by the end of 2011 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2010, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of March 31, 2011, we had $4.40 billion outstanding under the term loan facilities and available commitments of $850 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2015, 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.
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
At March 31, 2011, we had total debt of $8.08 billion, including $4.73 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $1.70 billion of our variable rate debt. Swap agreements expiring in February 2012 with a notional value of $1.2 billion effectively fix our interest rates at 1.78%. Swap agreements expiring in May 2013 with a notional value of $500 million effectively fix our interest rates at 1.99%. Our remaining variable rate debt of $3.03 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $30 million per year. Upon the expiration of each interest rate swap agreement in February 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $42 million and $47 million per year, respectively.
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
Item 1A. Risk Factors: There have been no material changes to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.
Item 3. Defaults Upon Senior Securities: None.
Item 4. (Removed and Reserved)
Item 5. Other Information:
(a) None.
(b) None.

Item 6. Exhibits:

Number	Document

10.1	Second Refinancing and Incremental Amendment, dated as of March 11, 2011 to the Amended and Restated Credit Agreement, dated as of June 9, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

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

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II

Dated: May 5, 2011	By:	/s/ Robert F. Woods Robert F. Woods
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: May 5, 2011	By:	/s/ Robert F. Woods Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

10.1	Second Refinancing and Incremental Amendment, dated as of March 11, 2011 to the Amended and Restated Credit Agreement, dated as of June 9, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

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