Form 10-Q
period 2011-06-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2011-08-09
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

SunGard Capital Corp.	Yes ☒ No ☐
SunGard Capital Corp. II	Yes ☒ No ☐
SunGard Data Systems Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

SunGard Capital Corp.	Yes ☒ No ☐
SunGard Capital Corp. II	Yes ☒ No ☐
SunGard Data Systems Inc.	Yes ☒ No ☐

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

SunGard Capital Corp. II Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.    Smaller reporting company  ☐.

SunGard Data Systems Inc. Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrants’ common stock outstanding as of June 30, 2011:

SunGard Capital Corp.	255,870,461 shares of Class A common stock and 28,429,970 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	June 30, 2011
Assets
Current:
Cash and cash equivalents	$778	$821
Trade receivables, less allowance for doubtful accounts of $41 and $50	894	863
Earned but unbilled receivables	167	188
Prepaid expenses and other current assets	178	184
Clearing broker assets	230	277
Deferred income taxes	10	10

Total current assets	2,257	2,343

Property and equipment, less accumulated depreciation of $1,135 and $1,255	918	926
Software products, less accumulated amortization of $1,301 and $1,434	809	713
Customer base, less accumulated amortization of $1,158 and $1,280	2,000	1,889
Other intangible assets, less accumulated amortization of $23 and $21	187	170
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	5,774	5,825

Total Assets	$12,968	$12,886

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	64	47
Accrued compensation and benefits	302	260
Accrued interest expense	103	92
Other accrued expenses	421	366
Clearing broker liabilities	210	250
Deferred revenue	997	999

Total current liabilities	2,106	2,024

Long-term debt	8,046	8,068
Deferred income taxes	1,212	1,197

Total liabilities	11,364	11,289

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	54	31
Class L common stock subject to a put option	87	55
Class A common stock subject to a put option	11	7
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,699 million and $5,033 million; 50,000,000 shares authorized, 28,670,331 and 28,761,476 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 258,037,523 and 258,858,048 shares issued	—	—
Capital in excess of par value	2,703	2,746
Treasury stock, 326,329 and 331,506 shares of Class L common stock; and 2,940,981 and 2,987,587 shares of Class A common stock	(34)	(35)
Accumulated deficit	(2,970)	(3,175)
Accumulated other comprehensive income (loss)	(29)	51

Total SunGard Capital Corp. stockholders’ equity (deficit)	(330)	(413)
Noncontrolling interest in preferred stock of SCCII	1,782	1,917

Total equity	1,452	1,504

Total Liabilities and Equity	$12,968	$12,886

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Services	$1,112	$1,126	$2,216	$2,230
License and resale fees	103	109	171	183

Total products and services	1,215	1,235	2,387	2,413
Reimbursed expenses	38	31	66	63

	1,253	1,266	2,453	2,476

Costs and expenses:
Cost of sales and direct operating	581	573	1,173	1,158
Sales, marketing and administration	286	313	557	597
Product development	69	83	141	164
Depreciation and amortization	72	72	146	144
Amortization of acquisition-related intangible assets	120	119	240	244

	1,128	1,160	2,257	2,307

Operating income (loss)	125	106	196	169
Interest income	1	1	1	2
Interest expense and amortization of deferred financing fees	(160)	(129)	(319)	(266)
Other income (expense)	14	1	14	(1)

Income (loss) from continuing operations before income taxes	(20)	(21)	(108)	(96)
Benefit from (provision for) income taxes	(1)	(52)	31	—

Income (loss) from continuing operations	(21)	(73)	(77)	(96)
Income (loss) from discontinued operations, net of tax	—	—	2	—

Net income (loss)	(21)	(73)	(75)	(96)
Income attributable to the noncontrolling interest (including $(3) million, $(11) million, $3 million and $(10) million in temporary equity)	(49)	(55)	(96)	(109)

Net income (loss) attributable to SunGard Capital Corp.	$(70)	$(128)	$(171)	$(205)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash flow from operations:
Net loss	$(75)	$(96)
Income (loss) from discontinued operations	2	—

Income (loss) from continuing operations	(77)	(96)
Reconciliation of income (loss) from continuing operations to cash flow from operations:
Depreciation and amortization	385	388
Deferred income tax provision (benefit)	(57)	(30)
Stock compensation expense	17	15
Amortization of deferred financing costs and debt discount	22	20
Other noncash items	(13)	3
Accounts receivable and other current assets	131	8
Accounts payable and accrued expenses	(119)	(125)
Clearing broker assets and liabilities, net	6	(7)
Deferred revenue	(61)	1

Cash flow from continuing operations	234	177
Cash flow from discontinued operations	12	—

Cash flow from operations	246	177

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(26)
Cash paid for property and equipment and software	(147)	(133)
Other investing activities	8	(1)

Cash provided by (used in) continuing operations	(152)	(160)
Cash provided by (used in) discontinued operations	(1)	—

Cash provided by (used in) investment activities	(153)	(160)

Financing activities:
Cash received from issuance of common stock	1	2
Cash received from borrowings, net of fees	29	14
Cash used to repay debt	(35)	(2)
Cash used to repurchase treasury stock	(3)	(1)
Other financing activities	(1)	(8)

Cash provided by (used in) continuing operations	(9)	5
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(9)	5

Effect of exchange rate changes on cash	(19)	21

Increase (decrease) in cash and cash equivalents	65	43
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $22)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $36)	$729	$821

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	June 30, 2011
Assets
Current:
Cash and cash equivalents	$778	$821
Trade receivables, less allowance for doubtful accounts of $41 and $50	894	863
Earned but unbilled receivables	167	188
Prepaid expenses and other current assets	178	184
Clearing broker assets	230	277
Deferred income taxes	10	10

Total current assets	2,257	2,343

Property and equipment, less accumulated depreciation of $1,135 and $1,255	918	926
Software products, less accumulated amortization of $1,301 and $1,434	809	713
Customer base, less accumulated amortization of $1,158 and $1,280	2,000	1,889
Other intangible assets, less accumulated amortization of $23 and $21	187	170
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	5,774	5,825

Total Assets	$12,968	$12,886

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	64	47
Accrued compensation and benefits	302	260
Accrued interest expense	103	92
Other accrued expenses	422	366
Clearing broker liabilities	210	250
Deferred revenue	997	999

Total current liabilities	2,107	2,024

Long-term debt	8,046	8,068
Deferred income taxes	1,211	1,197

Total liabilities	11,364	11,289

Commitments and contingencies

Preferred stock subject to a put option	37	24

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,818 million and $1,930 million; 14,999,000 shares authorized, 9,924,392 and 9,955,951 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,747	3,769
Treasury stock, 112,987 and 114,779 shares	(14)	(14)
Accumulated deficit	(2,137)	(2,233)
Accumulated other comprehensive income (loss)	(29)	51

Total stockholders’ equity	1,567	1,573

Total Liabilities and Stockholders’ Equity	$12,968	$12,886

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Services	$1,112	$1,126	$2,216	$2,230
License and resale fees	103	109	171	183

Total products and services	1,215	1,235	2,387	2,413
Reimbursed expenses	38	31	66	63

	1,253	1,266	2,453	2,476

Costs and expenses:
Cost of sales and direct operating	581	573	1,173	1,158
Sales, marketing and administration	286	313	557	597
Product development	69	83	141	164
Depreciation and amortization	72	72	146	144
Amortization of acquisition-related intangible assets	120	119	240	244

	1,128	1,160	2,257	2,307

Operating income (loss)	125	106	196	169
Interest income	1	1	1	2
Interest expense and amortization of deferred financing fees	(160)	(129)	(319)	(266)
Other income (expense)	14	1	14	(1)

Income (loss) from continuing operations before income taxes	(20)	(21)	(108)	(96)
Benefit from (provision for) income taxes	(1)	(52)	31	—

Income (loss) from continuing operations	(21)	(73)	(77)	(96)
Income (loss) from discontinued operations, net of tax	—	—	2	—

Net income (loss)	$(21)	$(73)	$(75)	$(96)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash flow from operations:
Net income (loss)	$(75)	$(96)
Income (loss) from discontinued operations	2	—

Income (Loss) from continuing operations	(77)	(96)
Reconciliation of income (loss) from continuing operations to cash flow from operations:
Depreciation and amortization	385	388
Deferred income tax provision (benefit)	(57)	(30)
Stock compensation expense	17	15
Amortization of deferred financing costs and debt discount	22	20
Other noncash items	(13)	3
Accounts receivable and other current assets	131	8
Accounts payable and accrued expenses	(119)	(125)
Clearing broker assets and liabilities, net	6	(7)
Deferred revenue	(61)	1

Cash flow from continuing operations	234	177
Cash flow from discontinued operations	12	—

Cash flow from operations	246	177

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(26)
Cash paid for property and equipment and software	(147)	(133)
Other investing activities	8	(1)

Cash provided by (used in) continuing operations	(152)	(160)
Cash provided by (used in) discontinued operations	(1)	—

Cash provided by (used in) investment activities	(153)	(160)

Financing activities:
Cash received from borrowings, net of fees	29	14
Cash used to repay debt	(35)	(2)
Cash used to repurchase treasury stock	(1)	—
Other financing activities	(2)	(7)

Cash provided by (used in) continuing operations	(9)	5
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(9)	5

Effect of exchange rate changes on cash	(19)	21

Increase (decrease) in cash and cash equivalents	65	43
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $22)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $36)	$729	$821

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	June 30, 2011
Assets
Current:
Cash and cash equivalents	$778	$821
Trade receivables, less allowance for doubtful accounts of $41 and $50	894	863
Earned but unbilled receivables	167	188
Prepaid expenses and other current assets	178	184
Clearing broker assets	230	277
Deferred income taxes	10	10

Total current assets	2,257	2,343

Property and equipment, less accumulated depreciation of $1,135 and $1,255	918	926
Software products, less accumulated amortization of $1,301 and $1,434	809	713
Customer base, less accumulated amortization of $1,158 and $1,280	2,000	1,889
Other intangible assets, less accumulated amortization of $23 and $21	187	170
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	5,774	5,825

Total Assets	$12,968	$12,886

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	64	47
Accrued compensation and benefits	302	260
Accrued interest expense	103	92
Other accrued expenses	423	368
Clearing broker liabilities	210	250
Deferred revenue	997	999

Total current liabilities	2,108	2,026

Long-term debt	8,046	8,068
Deferred income taxes	1,207	1,192

Total liabilities	11,361	11,286

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,773	3,782
Accumulated deficit	(2,137)	(2,233)
Accumulated other comprehensive income (loss)	(29)	51

Total stockholder’s equity	1,607	1,600

Total Liabilities and Stockholder’s Equity	$12,968	$12,886

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Services	$1,112	$1,126	$2,216	$2,230
License and resale fees	103	109	171	183

Total products and services	1,215	1,235	2,387	2,413
Reimbursed expenses	38	31	66	63

	1,253	1,266	2,453	2,476

Costs and expenses:
Cost of sales and direct operating	581	573	1,173	1,158
Sales, marketing and administration	286	313	557	597
Product development	69	83	141	164
Depreciation and amortization	72	72	146	144
Amortization of acquisition-related intangible assets	120	119	240	244

	1,128	1,160	2,257	2,307

Operating income (loss)	125	106	196	169
Interest income	1	1	1	2
Interest expense and amortization of deferred financing fees	(160)	(129)	(319)	(266)
Other income (expense)	14	1	14	(1)

Income (loss) from continuing operations before income taxes	(20)	(21)	(108)	(96)
Benefit from (provision for) income taxes	(1)	(52)	31	—

Income (loss) from continuing operations	(21)	(73)	(77)	(96)
Income (loss) from discontinued operations, net of tax	—	—	2	—

Net income (loss)	$(21)	$(73)	$(75)	$(96)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash flow from operations:
Net income (loss)	$(75)	$(96)
Income (loss) from discontinued operations	2	—

Income (loss) from continuing operations	(77)	(96)
Reconciliation of income (loss) from continuing operations to cash flow from operations:
Depreciation and amortization	385	388
Deferred income tax provision (benefit)	(58)	(30)
Stock compensation expense	17	15
Amortization of deferred financing costs and debt discount	22	20
Other noncash items	(13)	3
Accounts receivable and other current assets	131	8
Accounts payable and accrued expenses	(117)	(125)
Clearing broker assets and liabilities, net	6	(7)
Deferred revenue	(61)	1

Cash flow from continuing operations	235	177
Cash flow from discontinued operations	12	—

Cash flow from operations	247	177

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(26)
Cash paid for property and equipment and software	(147)	(133)
Other investing activities	8	(1)

Cash provided by (used in) continuing operations	(152)	(160)
Cash provided by (used in) discontinued operations	(1)	—

Cash provided by (used in) investment activities	(153)	(160)

Financing activities:
Cash received from borrowings, net of fees	29	14
Cash used to repay debt	(35)	(2)
Other financing activities	(4)	(7)

Cash provided by (used in) continuing operations	(10)	5
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(10)	5

Effect of exchange rate changes on cash	(19)	21

Increase (decrease) in cash and cash equivalents	65	43
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $22)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $36)	$729	$821

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

The Company has four reportable segments: Financial Systems (“FS”), Higher Education (“HE”), Public Sector (“PS”) and Availability Services (“AS”). Effective January 1, 2011, the Company’s K-12 business was transferred from PS to HE. The balances at December 31, 2010 and for the three and six months ended June 30, 2010 have been revised to include this business in HE. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

In May 2011, the Financial Accounting Standard Board (FASB) revised the fair value measurement and disclosure requirements so that the requirements under GAAP and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on the financial position or results of operations.

In June 2011, the FASB amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendment is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively.

2. Revision:

During the second quarter of 2011, the Company identified a classification error within its consolidated statements of operations. The misclassification resulted in overstating the product development expense line item on the statement of operations. Generally, the offsetting understatement was to cost of sales and direct operating expenses. The error in classification had no impact on total reported expenses for any period and therefore had no impact on operating or net income. The Company assessed the materiality of this item on previously reported periods and concluded the misclassification error was not material and did not warrant restatement of previously issued financial statements. Accordingly, product development expense for the three- and six-month periods ended June 30, 2010 has been revised from $93 million to $69 million and from $189 million to $141 million, respectively, to correct the immaterial misclassification. In future filings, any comparative period presentations will be revised when those periods are presented.

3. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the six months ended June 30, 2011, the Company completed three acquisitions in its FS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $26 million.

Discontinued Operations

In December 2010, the Company sold its PS UK business. The results for the discontinued operations for the three-and six-months ended June 30, 2010 were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$45	$94

Operating income	1	4

Income before income taxes	1	4
Provision for income taxes	(1)	(2)

Income from discontinued operations	$—	$2

4. Goodwill:

The following table summarizes changes in goodwill by segment (in millions):

	Cost					Cumulative Impairment
	FS	HE	PS	AS	Subtotal	HE	PS	AS	Subtotal	Total
Balance at December 31, 2010	$3,450	$1,048	$436	$2,203	$7,137	$(32)	$(205)	$(1,126)	$(1,363)	$5,774
2011 acquisitions	6	—	—	—	6	—	—	—	—	6
Tax benefits realized from the exercise of stock options related to the LBO and other	(2)	(1)	—	(2)	(5)	—	—	—	—	(5)
Effect of foreign currency translation	42	—	—	8	50	—	—	—	—	50

Balance at June 30, 2011	$3,496	$1,047	$436	$2,209	$7,188	$(32)	$(205)	$(1,126)	$(1,363)	$5,825

Effective January 1, 2011, the Company’s K-12 business was transferred from PS to HE. The balances at December 31, 2010 have been revised to include this business in HE.

5. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2010	June 30, 2011
Segregated customer cash and treasury bills	$57	$65
Collateral for securities borrowed	154	190
Receivables from customers and other	19	22

Clearing broker assets	$230	$277

Payables to customers	$19	$14
Collateral for securities loaned	137	173
Payable to brokers and dealers	54	63

Clearing broker liabilities	$210	$250

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

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $38 million and $24 million as of December 31, 2010 and June 30, 2011, respectively.

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three and six months ended June 30, 2010 and 2011 (in millions):

	Classification	Three Months Ended June 30,		Six Months Ended June 30,

		2010	2011	2010	2011
Gain (loss) recognized in Accumulated Other Comprehensive Income (OCI)	OCI	$(17)	$(9)	$(37)	$(10)
Loss reclassified from accumulated OCI into income	Interest expense and amortization of deferred financing fees	20	7	42	20

The Company has no ineffectiveness related to its swap agreements.

The Company expects to reclassify in the next twelve months approximately $21 million from OCI into earnings related to the Company’s interest rate swaps based on the borrowing rates at June 30, 2011.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2011 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents - money market funds	$282	$—	$—	$282

Liabilities
Interest rate swap agreements and other	$—	$24	$—	$24

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents - money market funds	$210	$—	$—	$210
Clearing broker assets - treasury bills	2	—	—	2

	$212	$—	$—	$212

Liabilities
Interest rate swap agreements and other	$—	$34	$—	$34

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

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2010 and June 30, 2011 (in millions):

	December 31, 2010		June 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$4,707	$4,644	$4,725	$4,689
Fixed rate debt	3,348	3,432	3,353	3,429

The fair value of the Company’s floating rate and fixed rate long-term debt is primarily based on market rates.

8. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net loss	$(21)	$(73)	$(75)	$(96)
Foreign currency translation gains (losses)	(78)	18	(139)	75
Unrealized gains (losses) on derivative instruments	1	(3)	3	5

Comprehensive income (loss)	$(98)	$(58)	$(211)	$(16)

9. Equity:

A rollforward of SCC’s equity for 2011 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2010	$87	$11	$(330)	$(232)	$54	$1,782	$1,836
Net income (loss)	—	—	(205)	(205)	(10)	119	109
Foreign currency translation	—	—	75	75	—	—	—
Net unrealized gain on derivative instruments	—	—	5	5	—	—	—

Comprehensive income (loss)	—	—	(125)	(125)	(10)	119	109
Stock compensation expense	—	—	15	15	—	—	—
Termination of put options due to employee terminations and other	(36)	(4)	41	1	(16)	16	—
Issuance of common and preferred stock	(1)	—	3	2	—	—	—
Purchase of treasury stock	—	—	(1)	(1)	—	—	—
Transfer intrinsic value of vested restricted stock units	5	—	(8)	(3)	3	—	3
Other	—	—	(8)	(8)	—	—	—

Balance at June 30, 2011	$55	$7	$(413)	$(351)	$31	$1,917	$1,948

A rollforward of SCC’s equity for 2010 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2009	$88	$11	$321	$420	$51	$1,593	$1,644
Net income (loss)	—	—	(171)	(171)	3	93	96
Foreign currency translation	—	—	(139)	(139)	—	—	—
Net unrealized gain on derivative instruments	—	—	3	3	—	—	—

Comprehensive income (loss)	—	—	(307)	(307)	3	93	96
Stock compensation expense	—	—	17	17	—	—	—
Termination of put options due to employee terminations and other	(2)	—	—	(2)	(1)	1	—
Purchase of treasury stock	—	—	(1)	(1)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	4	—	(6)	(2)	2	—	2

Balance at June 30, 2010	$90	$11	$24	$125	$55	$1,686	$1,741

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

10. Segment Information:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue:
Financial systems	$702	$714	$1,362	$1,386
Higher education	150	150	286	290
Public sector	36	36	71	70

Software & processing solutions	888	900	1,719	1,746
Availability services	365	366	734	730

	$1,253	$1,266	$2,453	$2,476

Depreciation and amortization:
Financial systems	$21	$21	$40	$42
Higher education	3	3	7	7
Public sector	1	2	2	3

Software & processing solutions	25	26	49	52
Availability services	47	46	97	92

	$72	$72	$146	$144

Income (loss) from operations:
Financial systems	$147	$139	$261	$254
Higher education	37	44	71	71
Public sector	10	10	18	20

Software & processing solutions	194	193	350	345
Availability services	84	81	154	154
Corporate and other items (1)	(141)	(158)	(286)	(308)
Other costs	(12)	(10)	(22)	(22)

	$125	$106	$196	$169

Cash paid for property and equipment and software:
Financial systems	$21	$21	$41	$44
Higher education	2	2	4	5
Public sector	2	1	4	2

Software & processing solutions	25	24	49	51
Availability services	46	45	97	80
Corporate administration	—	—	1	2

	$71	$69	$147	$133

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $120 million and $119 million for the three months ended June 30, 2010 and 2011, respectively, and $240 million and $244 million for the six months ended June 30, 2010 and 2011, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Amortization of acquisition-related intangible assets:
Financial systems	$64	$63	$128	$132	(1)
Higher education	10	10	20	20
Public sector	3	3	7	6

Software & processing solutions	77	76	155	158
Availability services	43	43	85	86

	$120	$119	$240	$244

(1)	Amortization of acquisition-related intangible assets in 2011 includes impairment charges related to customer base and software, respectively, for a subsidiary in the FS segment of approximately $3 million and $4 million.

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Capital Markets	$167	$186	$319	$361
Global Trading	184	148	346	299
Asset Management	86	96	171	185
Wealth Management	95	87	187	178
Banking	48	57	91	104
Corporate Liquidity	42	50	87	91
Insurance	44	42	82	81
Global Services & Distribution	29	39	63	71
Other	7	9	16	16

Total Financial Systems	$702	$714	$1,362	$1,386

11. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $3 million and $2 million of management fees in sales, marketing and administration expenses during each of the three months ended June 30, 2010 and 2011, respectively. The Company recorded $7 million and $6 million of management fees in sales, marketing and administration expenses during each of the six months ended June 30, 2010 and 2011, respectively. At December 31, 2010 and June 30, 2011, $6 million and $5 million, respectively, was included in other accrued expenses.

12. Supplemental Cash Flow Information:

Supplemental cash flow information for the six months ended June 30, 2010 and 2011 follows (in millions):

	Six Months Ended June 30,
Supplemental information:	2010	2011
Acquired businesses:
Property and equipment	$2	$1
Software products	3	11
Customer base	10	12
Goodwill	2	6
Other tangible and intangible assets	3	—
Deferred income taxes	(2)	(5)
Purchase price obligations and debt assumed	(1)	—
Net current liabilities assumed	(4)	1

Cash paid for acquired businesses, net of cash acquired of $2 and $4, respectively	$13	$26

13. Subsequent Event:

As disclosed in a Form 8-K filed on August 5, 2011, the Company announced that SCC, SunGard, Datatel Parent Corp. (“Datatel”) and certain of their respective affiliates had entered into an Agreement and Plan of Merger dated as of August 4, 2011, and that SunGard, SunGard Higher Education Inc. and certain affiliates of Datatel had entered into an Asset Purchase Agreement dated as of August 4, 2011 (together, the “Transaction Agreements”) to sell SunGard’s HE business (excluding the K-12 Education business). The transactions are subject to customary closing conditions and could close as early as late in the fourth quarter of 2011 or as late as August 2, 2012. SunGard intends to use the transaction proceeds of $1.775 billion, less applicable taxes and fees, to repay a portion of its existing indebtedness.

14. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2010 and June 30, 2011, and for the three and six month periods ended June 30, 2010 and 2011 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties nor guarantors to the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$179	$—	$599	$—	$778
Intercompany balances	(7,500)	6,659	841	—	—
Trade receivables, net	2	702	357	—	1,061
Prepaid expenses, taxes and other current assets	2,729	85	309	(2,705)	418

Total current assets	(4,590)	7,446	2,106	(2,705)	2,257
Property and equipment, net	—	602	316	—	918
Intangible assets, net	150	3,330	539	—	4,019
Intercompany balances	(4)	—	4	—	—
Goodwill	—	4,657	1,117	—	5,774
Investment in subsidiaries	14,012	2,456	—	(16,468)	—

Total Assets	$9,568	$18,491	$4,082	$(19,173)	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$7	$—	$9
Accounts payable and other current liabilities	203	3,661	940	(2,705)	2,099

Total current liabilities	203	3,663	947	(2,705)	2,108
Long-term debt	7,607	2	437	—	8,046
Intercompany debt	(195)	65	249	(119)	—
Deferred income taxes	346	749	112	—	1,207

Total liabilities	7,961	4,479	1,745	(2,824)	11,361

Total stockholder’s equity	1,607	14,012	2,337	(16,349)	1,607

Total Liabilities and Stockholder’s Equity	$9,568	$18,491	$4,082	$(19,173)	$12,968

(in millions)	Supplemental Condensed Consolidating Balance Sheet June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$224	$4	$593	$—	$821
Intercompany balances	(6,313)	5,482	831	—	—
Trade receivables, net	1	720	330	—	1,051
Prepaid expenses, taxes and other current assets	1,310	89	436	(1,364)	471

Total current assets	(4,778)	6,295	2,190	(1,364)	2,343
Property and equipment, net	—	607	319	—	926
Intangible assets, net	139	3,130	523	—	3,792
Intercompany balances	(8)	1	7	—	—
Goodwill	—	4,652	1,173	—	5,825
Investment in subsidiaries	14,177	2,510	—	(16,687)	—

Total Assets	$9,530	$17,195	$4,212	$(18,051)	$12,886

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$8	$—	$10
Accounts payable and other current liabilities	179	2,223	978	(1,364)	2,016

Total current liabilities	179	2,225	986	(1,364)	2,026
Long-term debt	7,609	3	456	—	8,068
Intercompany debt	(198)	63	253	(118)	—
Deferred income taxes	340	727	125	—	1,192

Total liabilities	7,930	3,018	1,820	(1,482)	11,286

Total stockholder’s equity	1,600	14,177	2,392	(16,569)	1,600

Total Liabilities and Stockholder’s Equity	$9,530	$17,195	$4,212	$(18,051)	$12,886

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$908	$388	$(43)	$1,253

Costs and expenses:
Cost of sales and direct operating	—	392	232	(43)	581
Sales, marketing and administration	22	155	109	—	286
Product development	—	5	64	—	69
Depreciation and amortization	—	51	21	—	72
Amortization of acquisition-related intangible assets	1	101	18	—	120

	23	704	444	(43)	1,128

Operating income (loss)	(23)	204	(56)	—	125
Net interest income (expense)	(148)	(67)	56	—	(159)
Other income (expense)	92	11	14	(103)	14

Income (loss) from continuing operations before income taxes	(79)	148	14	(103)	(20)
Benefit from (provision for) income taxes	58	(56)	(3)	—	(1)

Income (loss) from continuing operations	(21)	92	11	(103)	(21)
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(21)	$92	$11	$(103)	$(21)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$866	$399	$1	$1,266

Costs and expenses:
Cost of sales and direct operating	—	344	228	1	573
Sales, marketing and administration	39	157	117	—	313
Product development	—	24	59	—	83
Depreciation and amortization	—	49	23	—	72
Amortization of acquisition-related intangible assets	—	98	21	—	119

	39	672	448	1	1,160

Operating income (loss)	(39)	194	(49)	—	106
Net interest income (expense)	(118)	(77)	67	—	(128)
Other income (expense)	29	12	—	(40)	1

Income (loss) before income taxes	(128)	129	18	(40)	(21)
Benefit from (provision for) income taxes	55	(101)	(6)	—	(52)

Net income (loss)	$(73)	$28	$12	$(40)	$(73)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,782	$747	$(76)	$2,453

Costs and expenses:
Cost of sales and direct operating	—	783	466	(76)	1,173
Sales, marketing and administration	50	293	214	—	557
Product development	—	45	96	—	141
Depreciation and amortization	—	105	41	—	146
Amortization of acquisition-related intangible assets	1	202	37	—	240

	51	1,428	854	(76)	2,257

Operating income (loss)	(51)	354	(107)	—	196
Net interest income (expense)	(295)	(123)	100	—	(318)
Other income (expense)	152	8	14	(160)	14

Income (loss) from continuing operations before income taxes	(194)	239	7	(160)	(108)
Benefit from (provision for) income taxes	119	(87)	(1)	—	31

Income (loss) from continuing operations	(75)	152	6	(160)	(77)
Income from discontinued operations, net of tax	—	—	2	—	2

Net income (loss)	$(75)	$152	$8	$(160)	$(75)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,711	$765	$—	$2,476

Costs and expenses:
Cost of sales and direct operating	—	708	450	—	1,158
Sales, marketing and administration	65	302	230	—	597
Product development	—	48	116	—	164
Depreciation and amortization	—	99	45	—	144
Amortization of acquisition-related intangible assets	—	195	49	—	244

	65	1,352	890	—	2,307

Operating income (loss)	(65)	359	(125)	—	169
Net interest income (expense)	(205)	(112)	53	—	(264)
Other income (expense)	78	(50)	—	(29)	(1)

Income (loss) before income taxes	(192)	197	(72)	(29)	(96)
Benefit from (provision for) income taxes	96	(118)	22	—	—

Net income (loss)	$(96)	$79	$(50)	$(29)	$(96)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(75)	$152	$8	$(160)	$(75)
Income (loss) from discontinued operations	—	—	2	—	2

Income (loss) from continuing operations	(75)	152	6	(160)	(77)
Non cash adjustments	(110)	244	59	160	353
Changes in operating assets and liabilities	(95)	92	(38)	—	(41)

Cash flow provided by (used in) continuing operations	(280)	488	27	—	235
Cash flow provided by (used in) discontinued operations	—	—	12	—	12

Cash flow provided by (used in) operations	(280)	488	39	—	247

Investment activities:
Intercompany transactions	407	(381)	(26)	—	—
Cash paid for acquired businesses, net of cash acquired	—	—	(13)	—	(13)
Cash paid for property and equipment and software	—	(113)	(34)	—	(147)
Other investing activities	—	10	(2)	—	8

Cash provided by (used in) continuing operations	407	(484)	(75)	—	(152)
Cash provided by (used in) discontinued operations	—	—	(1)		(1)

Cash provided by (used in) investment activities	407	(484)	(76)	—	(153)

Financing activities:
Net repayments of long-term debt	(23)	(2)	19	—	(6)
Other financing activities	(4)	—	—	—	(4)

Cash provided by (used in) continuing operations	(27)	(2)	19	—	(10)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(27)	(2)	19	—	(10)

Effect of exchange rate changes on cash	—	—	(19)	—	(19)

Increase (decrease) in cash and cash equivalents	100	2	(37)	—	65
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$226	$(7)	$510	$—	$729

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(96)	$79	$(50)	$(29)	$(96)
Non cash adjustments	(53)	322	98	29	396
Changes in operating assets and liabilities	82	(131)	(74)	—	(123)

Cash flow provided by (used in) operations	(67)	270	(26)	—	177

Investment activities:
Intercompany transactions	127	(165)	38	—	—
Cash paid for acquired businesses, net of cash acquired	—	(6)	(20)	—	(26)
Cash paid for property and equipment and software	(1)	(96)	(36)	—	(133)
Other investing activities	(3)	—	2	—	(1)

Cash provided by (used in) investment activities	123	(267)	(16)	—	(160)

Financing activities:
Net repayments of long-term debt	(5)	1	16	—	12
Other financing activities	(6)	—	(1)	—	(7)

Cash provided by (used in) financing activities	(11)	1	15	—	5

Effect of exchange rate changes on cash	—	—	21	—	21

Increase (decrease) in cash and cash equivalents	45	4	(6)	—	43
Beginning cash and cash equivalents	179	—	599	—	778

Ending cash and cash equivalents	$224	$4	$593	$—	$821

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise noted, all explanations below exclude the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present this information, current period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, rounded results in reported currency and in constant currency.

Results of Operations:

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

						Constant Currency
	Three Months Ended June 30,		Three Months Ended June 30,		Percent Increase (Decrease)	Three Months Ended June 30,		Percent Increase (Decrease)
	2010		2011		2011 vs. 2010	2011		2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial systems (FS)	$702	56%	$714	56%	2%	$684	56%	(3)%
Higher education (HE)	150	12%	150	12%	—%	149	12%	(1)%
Public sector (PS)	36	3%	36	3%	—%	36	3%	—%

Software & processing solutions	888	71%	900	71%	1%	869	71%	(2)%
Availability services (AS)	365	29%	366	29%	—%	356	29%	(3)%

	$1,253	100%	$1,266	100%	1%	$1,225	100%	(2)%

Costs and Expenses
Cost of sales and direct operating	$581	46%	$573	45%	(1)%	$556	45%	(4)%
Sales, marketing and administration	286	23%	313	25%	9%	300	24%	5%
Product development	69	6%	83	7%	20%	76	6%	10%
Depreciation and amortization	72	6%	72	6%	—%	70	6%	(3)%
Amortization of acquisition-related intangible assets	120	10%	119	9%	(1)%	119	10%	(1)%

	$1,128	90%	$1,160	92%	3%	$1,121	92%	(1)%

Operating Income
Financial systems (1)	$147	21%	$139	19%	(5)%	$139	20%	(5)%
Higher education (1)	37	25%	44	29%	19%	44	30%	19%
Public sector (1)	10	28%	10	28%	—%	10	28%	—%

Software & processing solutions (1)	194	22%	193	21%	(1)%	193	22%	(1)%
Availability services (1)	84	23%	81	22%	(4)%	79	22%	(6)%
Corporate administration	(12)	(1)%	(30)	(2)%	150%	(30)	(2)%	150%
Amortization of acquisition-related intangible assets	(120)	(10)%	(119)	(9)%	(1)%	(119)	(10)%	(1)%
Stock compensation expense	(9)	(1)%	(9)	(1)%	—%	(9)	(1)%	—%
Other costs (2)	(12)	(1)%	(10)	(1)%	(17)%	(10)	(1)%	(17)%

	$125	10%	$106	8%	(15)%	$104	8%	(17)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.
(2)	Other costs include certain purchase accounting adjustments, management fees paid to the Sponsors and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

						Constant Currency
	Three Months Ended June 30, 2010		Three Months Ended June 30, 2011		Percent Increase (Decrease) 2011 vs. 2010	Three Months Ended June 30, 2011		Percent Increase (Decrease) 2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)

Financial Systems
Services	$600	48%	$616	49%	3%	$593	48%	(1)%
License and resale fees	70	6%	73	6%	4%	66	5%	(6)%

Total products and services	670	53%	689	54%	3%	659	54%	(2)%
Reimbursed expenses	32	3%	25	2%	(22)%	25	2%	(22)%

	$702	56%	$714	56%	2%	$684	56%	(3)%

Higher Education
Services	$121	10%	$118	9%	(2)%	$117	10%	(3)%
License and resale fees	27	2%	30	2%	11%	30	2%	11%

Total products and services	148	12%	148	12%	—%	147	12%	(1)%
Reimbursed expenses	2	—%	2	—%	—%	2	—%	—%

	$150	12%	$150	12%	—%	$149	12%	(1)%

Public Sector
Services	$30	2%	$31	2%	3%	$31	3%	3%
License and resale fees	6	—%	5	—%	(17)%	5	—%	(17)%

Total products and services	36	3%	36	3%	—%	36	3%	—%
Reimbursed expenses	—	—%	—	—%	—%	—	—%	—%

	$36	3%	$36	3%	—%	$36	3%	—%

Software & Processing Solutions
Services	$751	60%	$765	60%	2%	$741	60%	(1)%
License and resale fees	103	8%	108	9%	5%	101	8%	(2)%

Total products and services	854	68%	873	69%	2%	842	69%	(1)%
Reimbursed expenses	34	3%	27	2%	(21)%	27	2%	(21)%

	$888	71%	$900	71%	1%	$869	71%	(2)%

Availability Services
Services	$361	29%	$361	29%	—%	$351	29%	(3)%
License and resale fees	—	—%	1	—%	—%	1	—%	—%

Total products and services	361	29%	362	29%	—%	352	29%	(2)%
Reimbursed expenses	4	—%	4	—%	—%	4	—%	—%

	$365	29%	$366	29%	—%	$356	29%	(2)%

Total Revenue
Services	$1,112	89%	$1,126	89%	1%	$1,092	89%	(2)%
License and resale fees	103	8%	109	9%	6%	102	8%	(1)%

Total products and services	1,215	97%	1,235	98%	2%	1,194	97%	(2)%
Reimbursed expenses	38	3%	31	2%	(18)%	31	3%	(18)%

	$1,253	100%	$1,266	100%	1%	$1,225	100%	(2)%

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

	Three Months Ended June 30,
							Constant Currency
	2010		2011		% change		2011		% change
Revenue

Total	$1,253		$1,266		1%		$1,225		(2	) %
Less Broker/Dealer business	65		28				28

Total excluding Broker/Dealer business	$1,188		$1,238		4%		$1,197		1%

Financial Systems	$702		$714		2%		$684		(3	) %
Less Broker/Dealer business	65		28				28

Financial Systems excluding Broker/Dealer business	$637		$686		8%		$656		3%

Operating Income (loss)

Total	$125		$106		(15	) %	$104		(17	) %
Less Broker/Dealer business	(17	) (1)	(2	) (1)			(2	) (1)

Total excluding Broker/Dealer business	$142		$108		(24	) %	$106		(25	) %

Operating margin excluding Broker/Dealer business	12%		9%				9%

Financial Systems	$147		$139		(5	) %	$139		(5	) %
Less Broker/Dealer business	(8	) (1)	(1	) (1)			(1	) (1)

Financial Systems excluding Broker/Dealer business	$155		$140		(10	) %	$140		(10	) %

Operating margin excluding Broker/Dealer business	24%		20%				21%

(1)	The operating income related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Income from Operations:

Our total operating margin was 8% for the three months ended June 30, 2011, compared to 10% for the three months ended June 30, 2010. Excluding the Broker/Dealer, total operating margin was 9% for the three month period ended June 30, 2011 compared to 12% for the three month period ended June 30, 2010. The decrease is primarily due to an increase in FS and corporate employment-related expenses, including $9 million of executive transition costs, partially offset by improved operating performance of our HE solutions business and a $6 million increase in license fees.

Financial Systems:

The FS operating margin was 20% and 21% for the three months ended June 30, 2011 and 2010, respectively. Excluding the impact of the Broker/Dealer, the FS operating margin was approximately 21% and 24% in the three months ended June 30, 2011 and 2010, respectively. This decrease is due mainly to increased employment-related costs resulting from business expansion, merit increases, increased development and professional services expenses. These expense increases were partially offset by a decrease in currency transaction losses and a $3 million increase in license fees.

Higher Education:

The HE operating margin was 30% and 25% for the three months ended June 30, 2011 and 2010, respectively. The operating margin increased primarily due from replacing low-margin revenue from a customer user conference held in the second quarter of 2010 (held in the first quarter of 2011) with a $4 million increase in high-margin license fees and professional services revenue. The increases were partially offset by a decrease in the operating margin of managed services, due in part to customer attrition.

Public Sector:

The PS operating margin was 28% for each of the three months ended June 30, 2011 and 2010, respectively.

Availability Services:

The AS operating margin was 22% and 23% for the three months ended June 30, 2011 and 2010, respectively. In North America, employment-related cost savings, reduced equipment expense and reduced depreciation and amortization improved the margin on lower revenue in our recovery services business. Also in North America, higher advertising costs reduced the margin. In Europe, higher facilities costs reduced the operating margin on higher revenue.

Revenue:

Total reported revenue increased $13 million or 1% for the three months ended June 30, 2011 compared to the second quarter of 2010. On a constant currency basis, excluding the Broker/Dealer, revenue increased 1%.

Financial Systems:

FS reported revenue increased $12 million or 2% in the second quarter of 2011 from the prior year period, but decreased 3% on a constant currency basis. On a constant currency basis and excluding the Broker/Dealer, revenue increased 3%. Processing revenue increased $15 million, or 8%, due mainly to increases in transaction volumes and additional hosted services. Software maintenance revenue decreased $4 million, or 3%, due mainly to customer attrition. Professional services revenue increased $3 million, or 2%, due mainly to the impact of acquired businesses, partially offset by completion of projects. Reported revenue from license and resale fees included software license revenue of $69 million, an increase of $3 million compared to the same quarter in 2010. On a constant currency basis, software license revenue decreased $4 million.

Higher Education:

HE reported revenue was $150 million for the three months ended March 31, 2011, unchanged from the corresponding period in 2010. On a constant currency basis, revenue decreased $1 million. Decreases in customer conference revenue, due to the timing of the conference being held in the second quarter of 2010 rather than the first quarter of 2011, and managed services revenue, due to customer attrition, were mostly offset by increases in software license fees, professional services and software maintenance revenue, due mainly to annual rate increases. Revenue from license and resale fees included software license revenue of $15 million in the three months ended June 30, 2011, a $4 million increase from the prior year period.

Public Sector:

PS revenue was $36 million for the three months ended June 30, 2011, unchanged from the corresponding period in 2010. Increases in software maintenance and professional services were offset by a decrease in license fees. Revenue from license and resale fees included software license revenue of $2 million in the three months ended June 30, 2011, a $1 million decrease from the prior year period.

Availability Services:

AS reported revenue increased $1 million in the second quarter of 2011 from the prior year period. On a constant currency basis, revenue decreased 2% in the quarter. In North America, which accounts for approximately 80% of our AS business, revenue decreased 4%, where decreases in recovery services and professional services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, was unchanged, where an increase in managed services revenue was offset by a decrease in recovery services revenue. Most of our recovery services revenue is derived from tape-based solutions. Recovery services has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this shift to continue in the future.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 45% and 46% in the three-month periods ended June 30, 2011 and 2010, respectively. Excluding the Broker/Dealer’s expenses of $28 million in 2011 and $64 million in 2010, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 44% in each of the three months ended June 30, 2011 and 2010 and increased $11 million. Impacting the period were higher FS employment-related expenses, the impact of acquired businesses and higher AS facilities costs, mainly utilities and a new facility added during the second quarter of the prior year, partially offset by lower AS and HE employment-related costs, timing of the HE customer user conference and lower AS equipment expense.

Sales, marketing and administration expenses as a percentage of total revenue was 24% and 23% in the three-month periods ended June 30, 2011 and 2010, respectively. Excluding the Broker/Dealer, sales, marketing and administration expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 25% and 24% in the three months ended June 30, 2011 and 2010, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in corporate, FS and HE employment-related expenses, including the executive transition costs, increased AS advertising and FS professional services expense, partially offset by a decrease in currency transaction losses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the three months ended June 30, 2011 and 2010, product development costs were 9% and 8% of revenue from software and processing solutions, respectively. The increase is primarily related to increased FS employment-related expenses to enhance functionality to attract and retain customers. During the second quarter of 2011, we corrected a misclassification of expense between product development and cost of sales and direct operating expenses. Prior year amounts have been revised to conform to the current year presentation.

Amortization of acquisition-related intangible assets was 10% of total revenue in each of the three months ended June 30, 2011 and 2010. Excluding the Broker/Dealer, amortization of acquisition-related intangible assets was 10% of total revenue in each of the three months ended June 30, 2011 and 2010.

Interest expense was $129 million and $160 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in interest expense was due primarily to interest rate decreases mainly due to the expiration of certain of our interest rate swaps and refinancing the senior notes due 2013 as well as decreased term loan borrowings resulting from prepayments that occurred in December 2010.

The effective income tax rates for the three months ended June 30, 2011 and 2010 were 248% and 5%, respectively. The rate in the second quarter of 2011 reflects a change in the projected mix of taxable income in various jurisdictions as well as a change in the total amount of projected taxable income for the year. Changes in the mix of income or the total amount of income for 2011 may significantly impact the estimated effective income tax rate for the year. The rate in the second quarter of 2010 reflects the different mix of taxable income in various jurisdictions as well as our ability to fully utilize foreign tax credits.

Accreted dividends on SCCII’s cumulative preferred stock were $55 million and $49 million for the three months ended June 30, 2011 and 2010, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

						Constant Currency
	Six Months Ended June 30,		Six Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2010		2011		2011 vs. 2010	2011		2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial systems (FS)	$1,362	56%	$1,386	56%	2%	$1,349	56%	(1)%
Higher education (HE)	286	12%	290	12%	1%	289	12%	1%
Public sector (PS)	71	3%	70	3%	(1)%	70	3%	(1)%

Software & processing solutions	1,719	70%	1,746	71%	2%	1,708	70%	(1)%
Availability services (AS)	734	30%	730	29%	(1)%	716	30%	(2)%

	$2,453	100%	$2,476	100%	1%	$2,424	100%	(1)%

Costs and Expenses
Cost of sales and direct operating	$1,173	48%	$1,158	47%	(1)%	$1,136	47%	(3)%
Sales, marketing and administration	557	23%	597	24%	7%	579	24%	4%
Product development	141	6%	164	7%	16%	154	6%	9%
Depreciation and amortization	146	6%	144	6%	(1)%	141	6%	(3)%
Amortization of acquisition- related intangible assets	240	10%	244	10%	2%	244	10%	2%

	$2,257	92%	$2,307	93%	2%	$2,254	93%	—%

Operating Income
Financial systems (1)	$261	19%	$254	18%	(3)%	$258	19%	(1)%
Higher education (1)	71	25%	71	24%	—%	71	25%	—%
Public sector (1)	18	25%	20	29%	11%	20	29%	11%

Software & processing solutions (1)	350	20%	345	20%	(1)%	349	20%	—%
Availability services (1)	154	21%	154	21%	—%	151	21%	(2)%
Corporate administration	(29)	(1)%	(49)	(2)%	69%	(49)	(2)%	69%
Amortization of acquisition- related intangible assets	(240)	(10)%	(244)	(10)%	2%	(244)	(10)%	2%
Stock compensation expense	(17)	(1)%	(15)	(1)%	(12)%	(15)	(1)%	(12)%
Other costs (2)	(22)	(1)%	(22)	(1)%	—%	(22)	(1)%	—%

	$196	8%	$169	7%	(14)%	$170	7%	(13)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, HE, PS, Software and Processing Solutions, and AS, respectively.
(2)	Other costs include certain purchase accounting adjustments, management fees paid to the Sponsors and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

						Constant Currency
	Six Months Ended June 30,		Six Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2010		2011		2011 vs. 2010	2011		2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)

Financial Systems
Services	$1,193	49%	$1,208	49%	1%	$1,179	49%	(1)%
License and resale fees	115	5%	127	5%	10%	119	5%	3%

Total products and services	1,308	53%	1,335	54%	2%	1,298	54%	(1)%
Reimbursed expenses	54	2%	51	2%	(6)%	51	2%	(6)%

	$1,362	56%	$1,386	56%	2%	$1,349	56%	(1)%

Higher Education
Services	$237	10%	$240	10%	1%	$239	10%	1%
License and resale fees	45	2%	46	2%	2%	46	2%	2%

Total products and services	282	11%	286	12%	1%	285	12%	1%
Reimbursed expenses	4	—%	4	—%	—%	4	—%	—%

	$286	12%	$290	12%	1%	$289	12%	1%

Public Sector
Services	$60	2%	$60	2%	—%	$60	2%	—%
License and resale fees	10	—%	9	—%	(10)%	9	—%	(10)%

Total products and services	70	3%	69	3%	(1)%	69	3%	(1)%
Reimbursed expenses	1	—%	1	—%	—%	1	—%	—%

	$71	3%	$70	3%	(1)%	$70	3%	(1)%

Software & Processing Solutions
Services	$1,490	61%	$1,508	61%	1%	$1,478	61%	(1)%
License and resale fees	170	7%	182	7%	7%	174	7%	2%

Total products and services	1,660	68%	1,690	68%	2%	1,652	68%	—%
Reimbursed expenses	59	2%	56	2%	(5)%	56	2%	(5)%

	$1,719	70%	$1,746	71%	2%	$1,708	70%	(1)%

Availability Services
Services	$726	30%	$722	29%	(1)%	$708	29%	(2)%
License and resale fees	1	—%	1	—%	—%	1	—%	—%

Total products and services	727	30%	723	29%	(1)%	709	29%	(2)%
Reimbursed expenses	7	—%	7	—%	—%	7	—%	—%

	$734	30%	$730	29%	(1)%	$716	30%	(2)%

Total Revenue
Services	$2,216	90%	$2,230	90%	1%	$2,186	90%	(1)%
License and resale fees	171	7%	183	7%	7%	175	7%	2%

Total products and services	2,387	97%	2,413	97%	1%	2,361	97%	(1)%
Reimbursed expenses	66	3%	63	3%	(5)%	63	3%	(5)%

	$2,453	100%	$2,476	100%	1%	$2,424	100%	(1)%

Results of operations, excluding broker/dealer business

The following is a reconciliation of revenue excluding the Broker/Dealer and operating income (loss) excluding the Broker/Dealer, which are each non-GAAP measures, to the corresponding reported GAAP measures that we believe to be most directly comparable. While these adjusted results are useful for analysis purposes, they should not be considered as an alternative to our reported GAAP results.

	Six Months Ended June 30,
							Constant Currency
	2010		2011		% change		2011		% change

Revenue

Total	$2,453		$2,476		1%		$2,424		(1	) %
Less Broker/Dealer business	118		59				59

Total excluding Broker/Dealer business	$2,335		$2,417		4%		$2,365		1%

Financial Systems	$1,362		$1,386		2%		$1,349		(1	) %
Less Broker/Dealer business	118		59				59

Financial Systems excluding Broker/Dealer business	$1,244		$1,327		7%		$1,290		4%

Operating Income (loss)

Total	$196		$169		(14	) %	$170		(13	) %
Less Broker/Dealer business	(23	) (1)	(6	) (1)			(6	) (1)

Total excluding Broker/Dealer business	$219		$175		(20	) %	$176		(20	) %

Operating margin excluding Broker/Dealer business	9%		7%				7%

Financial Systems	$261		$254		(3	) %	$258		(1	) %
Less Broker/Dealer business	(13	) (1)	(3	) (1)			(3	) (1)

Financial Systems excluding Broker/Dealer business	$274		$257		(6	) %	$261		(5	) %

Operating margin excluding Broker/Dealer business	22%		19%				20%

(1)	The operating income related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Income from Operations:

Our total operating margin was 7% for the six months ended June 30, 2011 compared to 8% for the six months ended June 30, 2010. Excluding the impact of the Broker/Dealer, total operating margin was 7% and 9% in the six months ended June 30, 2011 and 2010, respectively. The decrease is primarily due to an increase in FS and corporate employment-related expenses, including the executive transition costs, partially offset by a $13 million increase in license fees. Several programs designed to identify cost savings and productivity improvements are currently being evaluated. These programs will focus on targeted areas of the business that enable us to reduce costs while maintaining our sales and servicing capabilities to our customers. While in their early stages, any actions taken could result in charges that may have a material impact to our full-year 2011 results of operations.

Financial Systems:

The FS operating margin was 19% for each of the six months ended June 30, 2011 and 2010. Excluding the impact of the Broker/Dealer, the FS operating margin was 20% and 22% in the six months ended June, 2011 and 2010, respectively. This decrease is due mainly to increased employment-related expenses resulting from business expansion, merit increases and increased development. These expense increases were partially offset by a $14 million increase in license fees and a decrease in currency transaction losses.

Higher Education:

The HE operating margin was 25% for each of the six months ended June 30, 2011 and 2010. Margin improvement in our solutions business, which included an increase in high-margin license fees, was mostly offset by a decrease in managed services margin primarily resulting from customer attrition.

Public Sector:

The PS operating margin was 29% and 25% for the six months ended June 30, 2011 and 2010, respectively, due primarily to decreased employment-related expense due mainly to the reduction of administrative overhead functions, partially offset by a $1 million decrease in license fees.

Availability Services:

The AS operating margin was 21% for each of the six months ended June 30, 2011 and 2010, respectively. In North America, employee cost savings, reduced equipment and facilities expenses and reduced depreciation and amortization improved the margin on lower revenue in our recovery services business. Increased revenue and decreased depreciation and amortization, partially offset by increased facilities, employee-related and equipment expenses, led to a slightly higher margin in managed services. Also in North America, higher advertising costs and lower professional services revenue offset the margin improvements in recovery services and managed services. In Europe, increased revenue, partially offset by increased facilities and employee-related expenses, led to a slightly higher margin.

Revenue:

Total reported revenue increased $23 million or 1% for the six months ended June 30, 2011 compared to the first half of 2010. On a constant currency basis, revenue decreased 1% in the first half of 2011 compared to the prior year period. Excluding the Broker/Dealer, revenue increased 1%.

Financial Systems:

FS reported revenue increased $24 million or 2% in the first half of 2011 from the prior year period. On a constant currency basis and excluding the Broker/Dealer, revenue increased 4%. Processing revenue increased $20 million, or 5%, due mainly to increases in transaction volumes and additional hosted services. Professional services revenue increased $8 million, or 3%, due primarily to the impact of acquisitions and from increased demand from existing clients as well as new projects. Reported revenue from license and resale fees included software license revenue of $119 million, an increase of $13 million compared to the six months ended June 30, 2010. On a constant currency basis, software license revenue increased $5 million, or 5%.

Higher Education:

HE reported revenue increased $4 million or 1% for the six months ended June 30, 2011 compared to the corresponding period in 2010 due mainly to annual rate increases in software maintenance revenue, as well as increases in professional services and license fees, partially offset by a decrease in managed services revenue due to customer attrition. On a constant currency basis, revenue increased 1%. Reported revenue from license and resale fees included software license revenue of $19 million in the six months ended June 30, 2011, a $2 million increase from the prior year period.

Public Sector:

PS revenue decreased $1 million, or 1%, for the six months ended June 30, 2011 compared to the corresponding period in 2010 due mainly to a decrease in license fees. Revenue from license and resale fees included software license revenue of $3 million in the six months ended June 30, 2011, a $1 million decrease from the prior year period.

Availability Services:

AS reported revenue decreased $4 million, or 1%, in the first half of 2011 from the prior year period. On a constant currency basis, revenue decreased 2% in the period. In North America, revenue decreased 4%, where decreases in recovery services and professional services revenue exceeded growth in managed services revenue. Revenue in Europe increased 1%, due primarily to the impact of an acquisition in the prior year. Most of our recovery services revenue is derived from tape-based solutions. Recovery services has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this shift to continue in the future.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 47% and 48% in the six-month periods ended June 30, 2011 and 2010, respectively. Excluding the Broker/Dealer’s expenses of $59 million in 2011 and $118 million in 2010, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 46% and 45% in the six months ended June 30, 2011 and 2010, respectively. Impacting the period were higher FS employment-related expenses, the impact from acquired businesses and increased AS facilities costs, mainly a new facility added during the second quarter of the prior year and utilities, partially offset by lower AS employment-related and equipment expenses.

Sales, marketing and administration expenses as a percentage of total revenue was 24% and 23% in the six-month periods ended June 30, 2011 and 2010, respectively. Excluding the Broker/Dealer, sales, marketing and administration expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 24% and 23% in the six months ended June 30, 2011 and 2010, respectively. Increases in sales, marketing and administration expenses were primarily due to increases in FS, corporate and HE employment-related expense, including the executive transition costs, and AS advertising expenses, partially offset by reduced FS currency transaction losses.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue from software and processing solutions. For the six months ended June 30, 2011 and 2010, product development costs were 9% and 8% of revenue from software and processing solutions, respectively. The increase is primarily related to increased FS employment-related expenses to enhance functionality to attract and retain customers. During the second quarter of 2011, we corrected a misclassification of expense between product development and cost of sales and direct operating expenses. Prior year amounts have been revised to conform to the current year presentation.

Amortization of acquisition-related intangible assets was 10% of total revenue in each of the six months ended June 30, 2011 and 2010. During 2011, we recorded impairment charges of our customer base and software assets of $3 million and $4 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

Interest expense was $266 million and $319 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in interest expense was due primarily to interest rate decreases mainly due to the expiration of certain of our interest rate swaps and refinancing the senior notes due 2013 as well as decreased term loan borrowings resulting from prepayments that occurred in December 2010.

The effective income tax rates for the six months ended June 30, 2011 and 2010 were a benefit of 0% and 29%, respectively. The rate in the first half of 2011 reflects the impact on the tax rate of certain items, including nondeductible expenses and state income taxes, due to the small base of overall projected pretax income. Changes in the mix of income or the total amount of income for 2011 may significantly impact the estimated effective income tax rate for the year. The rate in the first half of 2010 reflects the different mix of taxable income in various jurisdictions.

Accreted dividends on SCCII’s cumulative preferred stock were $109 million and $96 million for the six months ended June 30, 2011 and 2010, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

At June 30, 2011, cash and equivalents were $821 million, an increase of $43 million from December 31, 2010. Cash flow from continuing operations was $177 million in the six months ended June 30, 2011 compared to $234 million in the six months ended June 30, 2010. The decrease in cash flow from continuing operations is due primarily to higher collections in the first half of 2010 compared to the current year, due to timing of billings and cash collections, and $22 million more of income tax payments, net of refunds received, in the first half of 2011 compared to the prior-year period. These decreases were partially offset by $38 million less of interest payments in the first half of 2011 due mainly to interest rate decreases and a reduction in term loan borrowings.

Net cash used by continuing operations in investing activities was $160 million in the six months ended June 30, 2011, comprised of cash paid for property and equipment and other assets and three businesses acquired in our FS segment. Net cash used by continuing operations in investing activities was $152 million in the six months ended June 30, 2010, comprised mainly of cash paid for property and equipment and other assets and one business acquired in each of our FS and AS segments.

Net cash provided by continuing operations in financing activities was $5 million for the six months ended June 30, 2011, primarily related to borrowing under our accounts receivables facility. Net cash used by continuing operations in financing activities was $9 million for the six months ended June 30, 2010, primarily related to quarterly principal payments on the term loans, mostly offset by increased borrowings under our receivables facility. At June 30, 2011, no amount was outstanding under the revolving credit facility and $327 million was outstanding under the receivables facility, which represented the full amount available for borrowing based on the terms and conditions of the facility.

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

At June 30, 2011, we have outstanding $8.08 billion in aggregate indebtedness, with additional borrowing capacity of $850 million under the revolving credit facility (after giving effect to $30 million of outstanding letters of credit). Also at June 30, 2011, we have outstanding performance bonds of approximately $16 million.

As disclosed in a Form 8-K filed on August 5, 2011, the Company announced that SCC, SunGard, Datatel Parent Corp. (“Datatel”) and certain of their respective affiliates had entered into an Agreement and Plan of Merger dated as of August 4, 2011, and that SunGard, SunGard Higher Education Inc. and certain affiliates of Datatel had entered into an Asset Purchase Agreement dated as of August 4, 2011 (together, the “Transaction Agreements”) to sell SunGard’s HE business (excluding the K-12 Education business). The transactions are subject to customary closing conditions and could close as early as late in the fourth quarter of 2011 or as late as August 2, 2012. SunGard intends to use the transaction proceeds of $1.775 billion, less applicable taxes and fees, to repay a portion of its existing indebtedness.

We expect our available cash balances and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

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

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Last Twelve Months June 30,
	2010	2011	2010	2011	2011
Loss from continuing operations	$(21)	$(73)	$(77)	$(96)	$(409)
Interest expense, net	159	128	318	264	582
Taxes	1	52	(31)	—	2
Depreciation and amortization	192	191	386	388	777
Goodwill impairment charge	—	—	—	—	237

EBITDA	331	298	596	556	1,189
Purchase accounting adjustments (a)	2	2	6	6	12
Non-cash charges (b)	13	9	21	15	32
Restructuring and other charges (c)	3	16	17	29	73
Acquired EBITDA, net of disposed EBITDA (d)	3	—	7	1	3
Pro forma expense savings related to acquisitions (e)	1	—	1	—	1
Loss on extinguishment of debt (f)	—	—	—	—	60

Adjusted EBITDA - senior secured credit facilities, senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015	$353	$325	$648	$607	$1,370

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.
(f)	Loss on extinguishment of debt includes the loss on extinguishment of $1.6 billion of senior notes due in 2013.

The covenant requirements and actual ratios for the twelve months ended June 30, 2011 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.80x	2.57x

Maximum total debt to Adjusted EBITDA	6.25x	5.11x
Senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.68x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.80x for the four-quarter period ended December 31, 2010 and increasing over time to 1.95x by the end of 2011 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2010, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of June 30, 2011, we had $4.40 billion outstanding under the term loan facilities and available commitments of $850 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2015, 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At June 30, 2011, we had total debt of $8.08 billion, including $4.72 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $1.70 billion of our variable rate debt. Swap agreements expiring in February 2012 with a notional value of $1.2 billion effectively fix our interest rates at 1.78%. Swap agreements expiring in May 2013 with a notional value of $500 million effectively fix our interest rates at 1.99%. Our remaining variable rate debt of $3.02 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $30 million per year. Upon the expiration of each interest rate swap agreement in February 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $42 million and $47 million per year, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. (Removed and Reserved)

Item 5. Other Information:

(a) None.

(b) None.

Item 6. Exhibits:

Number	Document

10.1*	Employment Agreement by and among Russell Fradin, SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, dated May 13, 2011 and effective as of May 31, 2011.

10.2	Amendment dated May 12, 2011 to the Employment Agreement between Kathleen Weslock and SunGard Data Systems Inc., dated and effective as of March 16, 2010.

10.3	Form of June 2011 Time-Based Restricted Stock Unit Award Agreements

10.4	Form of June 2011 Performance-Based Restricted Stock Unit Award Agreements

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2011 and (iv) Notes to Consolidated Financial Statements

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted by the registrants to the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II

Dated: August 9, 2011	By:	/s/ Robert F. Woods
Robert F. Woods
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: August 9, 2011	By:	/s/ Robert F. Woods
Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1*	Employment Agreement by and among Russell Fradin, SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, dated May 13, 2011 and effective as of May 31, 2011.

10.2	Amendment dated May 12, 2011 to the Employment Agreement between Kathleen Weslock and SunGard Data Systems Inc., dated and effective as of March 16, 2010.

10.3	Form of June 2011 Time-Based Restricted Stock Unit Award Agreements

10.4	Form of June 2011 Performance-Based Restricted Stock Unit Award Agreements

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2011 and (iv) Notes to Consolidated Financial Statements

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted by the registrants to the U.S. Securities and Exchange Commission.