Form 10-Q
period 2011-09-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2011-11-14
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

SunGard Capital Corp. II Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.    Smaller reporting company  ☐.

SunGard Data Systems Inc. Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrants’ common stock outstanding as of September 30, 2011:

SunGard Capital Corp.	256,000,216 shares of Class A common stock and 28,444,390 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	September 30, 2011
Assets
Current:
Cash and cash equivalents	$771	$746
Trade receivables, less allowance for doubtful accounts of $37 and $44	833	689
Earned but unbilled receivables	135	154
Prepaid expenses and other current assets	166	163
Clearing broker assets	230	220
Deferred income taxes	7	8
Assets held for sale	1,339	1,321

Total current assets	3,481	3,301

Property and equipment, less accumulated depreciation of $1,109 and $1,258	892	877
Software products, less accumulated amortization of $1,203 and $1,376	723	586
Customer base, less accumulated amortization of $1,049 and $1,213	1,806	1,639
Other intangible assets, less accumulated amortization of $23 and $22	187	156
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	4,856	4,853

Total Assets	$12,968	$12,432

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$9	$11
Accounts payable	63	40
Accrued compensation and benefits	284	293
Accrued interest expense	103	103
Other accrued expenses	405	347
Clearing broker liabilities	210	178
Deferred revenue	887	817
Liabilities related to assets held for sale	243	254

Total current liabilities	2,204	2,043

Long-term debt	8,046	7,840
Deferred income taxes	1,114	1,040

Total liabilities	11,364	10,923

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	54	31
Class L common stock subject to a put option	87	54
Class A common stock subject to a put option	11	7
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,699 million and $5,206 million; 50,000,000 shares authorized, 28,670,331 and 28,787,402 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 258,037,523 and 259,091,380 shares issued	—	—
Capital in excess of par value	2,703	2,753
Treasury stock, 326,329 and 343,012 shares of Class L common stock; and 2,940,981 and 3,091,164 shares of Class A common stock	(34)	(36)
Accumulated deficit	(2,970)	(3,246)
Accumulated other comprehensive income (loss)	(29)	(28)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(330)	(557)
Noncontrolling interest in preferred stock of SCCII	1,782	1,974

Total equity	1,452	1,417

Total Liabilities and Equity	$12,968	$12,432

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Services	$1,004	$1,043	$3,012	$3,060
License and resale fees	47	50	178	192

Total products and services	1,051	1,093	3,190	3,252
Reimbursed expenses	28	17	91	77

	1,079	1,110	3,281	3,329

Costs and expenses:
Cost of sales and direct operating	500	510	1,549	1,544
Sales, marketing and administration	245	291	753	832
Product development	62	74	194	228
Depreciation and amortization	70	67	209	204
Amortization of acquisition-related intangible assets	115	107	338	334
Goodwill impairment charge	205	—	205	—

	1,197	1,049	3,248	3,142

Operating income (loss)	(118)	61	33	187
Interest income	—	1	1	3
Interest expense and amortization of deferred financing fees	(160)	(129)	(479)	(396)
Other income (expense)	(9)	(1)	5	(2)

Income (loss) from continuing operations before income taxes	(287)	(68)	(440)	(208)
Benefit from (provision for) income taxes	26	27	79	58

Income (loss) from continuing operations	(261)	(41)	(361)	(150)
Income (loss) from discontinued operations, net of tax	(117)	27	(92)	40

Net income (loss)	(378)	(14)	(453)	(110)
Income attributable to the noncontrolling interest (including $1 million, $-, $4 million and $2 million in temporary equity)	(51)	(57)	(147)	(166)

Net income (loss) attributable to SunGard Capital Corp.	$(429)	$(71)	$(600)	$(276)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flow from operations:
Net loss	$(453)	$(110)
Income (loss) from discontinued operations	(92)	40

Income (loss) from continuing operations	(361)	(150)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	548	538
Goodwill impairment charge	205	—
Deferred income tax provision (benefit)	(92)	(84)
Stock compensation expense	23	23
Amortization of deferred financing costs and debt discount	33	29
Other noncash items	(1)	3
Accounts receivable and other current assets	175	134
Accounts payable and accrued expenses	(101)	(47)
Clearing broker assets and liabilities, net	(1)	(22)
Deferred revenue	(84)	(70)

Cash flow from (used in) continuing operations	344	354
Cash flow from (used in) discontinued operations	91	73

Cash flow from (used in) operations	435	427

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(62)	(35)
Cash paid for property and equipment and software	(212)	(183)
Other investing activities	6	(2)

Cash provided by (used in) continuing operations	(268)	(220)
Cash provided by (used in) discontinued operations	(10)	(7)

Cash provided by (used in) investment activities	(278)	(227)

Financing activities:
Cash received from issuance of common stock	1	1
Cash received from issuance of preferred stock	—	1
Cash received from borrowings, net of fees	22	1
Cash used to repay debt	(51)	(218)
Cash used to purchase treasury stock	(3)	(3)
Other financing activities	(1)	(9)

Cash provided by (used in) continuing operations	(32)	(227)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(32)	(227)

Effect of exchange rate changes on cash	(2)	(2)

Increase (decrease) in cash and cash equivalents	123	(29)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $26; 2011: $7)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $44; 2011: $3)	$787	$749

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	September 30, 2011
Assets
Current:
Cash and cash equivalents	$771	$746
Trade receivables, less allowance for doubtful accounts of $37 and $44	833	689
Earned but unbilled receivables	135	154
Prepaid expenses and other current assets	166	163
Clearing broker assets	230	220
Deferred income taxes	7	8
Assets held for sale	1,339	1,321

Total current assets	3,481	3,301

Property and equipment, less accumulated depreciation of $1,109 and $1,258	892	877
Software products, less accumulated amortization of $1,203 and $1,376	723	586
Customer base, less accumulated amortization of $1,049 and $1,213	1,806	1,639
Other intangible assets, less accumulated amortization of $23 and $22	187	156
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	4,856	4,853

Total Assets	$12,968	$12,432

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$9	$11
Accounts payable	63	40
Accrued compensation and benefits	284	293
Accrued interest expense	103	103
Other accrued expenses	406	347
Clearing broker liabilities	210	178
Deferred revenue	887	817
Liabilities related to assets held for sale	243	254

Total current liabilities	2,205	2,043

Long-term debt	8,046	7,840
Deferred income taxes	1,113	1,040

Total liabilities	11,364	10,923

Commitments and contingencies

Preferred stock subject to a put option	37	24

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,818 million and $1,987 million; 14,999,000 shares authorized, 9,924,392 and 9,964,925 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,747	3,775
Treasury stock, 112,987 and 118,762 shares	(14)	(15)
Accumulated deficit	(2,137)	(2,247)
Accumulated other comprehensive income (loss)	(29)	(28)

Total stockholders’ equity	1,567	1,485

Total Liabilities and Stockholders’ Equity	$12,968	$12,432

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Services	$1,004	$1,043	$3,012	$3,060
License and resale fees	47	50	178	192

Total products and services	1,051	1,093	3,190	3,252
Reimbursed expenses	28	17	91	77

	1,079	1,110	3,281	3,329

Costs and expenses:
Cost of sales and direct operating	500	510	1,549	1,544
Sales, marketing and administration	245	291	753	832
Product development	62	74	194	228
Depreciation and amortization	70	67	209	204
Amortization of acquisition-related intangible assets	115	107	338	334
Goodwill impairment charge	205	—	205	—

	1,197	1,049	3,248	3,142

Operating income (loss)	(118)	61	33	187
Interest income	—	1	1	3
Interest expense and amortization of deferred financing fees	(160)	(129)	(479)	(396)
Other income (expense)	(9)	(1)	5	(2)

Income (loss) from continuing operations before income taxes	(287)	(68)	(440)	(208)
Benefit from (provision for) income taxes	26	27	79	58

Income (loss) from continuing operations	(261)	(41)	(361)	(150)
Income (loss) from discontinued operations, net of tax	(117)	27	(92)	40

Net income (loss)	$(378)	$(14)	$(453)	$(110)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flow from operations:
Net income (loss)	$(453)	$(110)
Income (loss) from discontinued operations	(92)	40

Income (Loss) from continuing operations	(361)	(150)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	548	538
Goodwill impairment charge	205	—
Deferred income tax provision (benefit)	(92)	(85)
Stock compensation expense	23	23
Amortization of deferred financing costs and debt discount	33	29
Other noncash items	(1)	3
Accounts receivable and other current assets	175	134
Accounts payable and accrued expenses	(101)	(46)
Clearing broker assets and liabilities, net	(1)	(22)
Deferred revenue	(84)	(70)

Cash flow from (used in) continuing operations	344	354
Cash flow from (used in) discontinued operations	91	73

Cash flow from (used in) operations	435	427

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(62)	(35)
Cash paid for property and equipment and software	(212)	(183)
Other investing activities	6	(2)

Cash provided by (used in) continuing operations	(268)	(220)
Cash provided by (used in) discontinued operations	(10)	(7)

Cash provided by (used in) investment activities	(278)	(227)

Financing activities:
Cash received from issuance of preferred stock	—	1
Cash received from borrowings, net of fees	22	1
Cash used to repay debt	(51)	(218)
Cash used to purchase treasury stock	(1)	(1)
Other financing activities	(2)	(10)

Cash provided by (used in) continuing operations	(32)	(227)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(32)	(227)

Effect of exchange rate changes on cash	(2)	(2)

Increase (decrease) in cash and cash equivalents	123	(29)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $26; 2011: $7)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $44; 2011: $3)	$787	$749

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	September 30, 2011
Assets
Current:
Cash and cash equivalents	$771	$746
Trade receivables, less allowance for doubtful accounts of $37 and $44	833	689
Earned but unbilled receivables	135	154
Prepaid expenses and other current assets	166	163
Clearing broker assets	230	220
Deferred income taxes	7	8
Assets held for sale	1,339	1,321

Total current assets	3,481	3,301

Property and equipment, less accumulated depreciation of $1,109 and $1,258	892	877
Software products, less accumulated amortization of $1,203 and $1,376	723	586
Customer base, less accumulated amortization of $1,049 and $1,213	1,806	1,639
Other intangible assets, less accumulated amortization of $23 and $22	187	156
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	4,856	4,853

Total Assets	$12,968	$12,432

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$9	$11
Accounts payable	63	40
Accrued compensation and benefits	284	293
Accrued interest expense	103	103
Other accrued expenses	407	349
Clearing broker liabilities	210	178
Deferred revenue	887	817
Liabilities related to assets held for sale	243	254

Total current liabilities	2,206	2,045

Long-term debt	8,046	7,840
Deferred income taxes	1,109	1,035

Total liabilities	11,361	10,920

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,773	3,787
Accumulated deficit	(2,137)	(2,247)
Accumulated other comprehensive income (loss)	(29)	(28)

Total stockholder’s equity	1,607	1,512

Total Liabilities and Stockholder’s Equity	$12,968	$12,432

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Services	$1,004	$1,043	$3,012	$3,060
License and resale fees	47	50	178	192

Total products and services	1,051	1,093	3,190	3,252
Reimbursed expenses	28	17	91	77

	1,079	1,110	3,281	3,329

Costs and expenses:
Cost of sales and direct operating	500	510	1,549	1,544
Sales, marketing and administration	245	291	753	832
Product development	62	74	194	228
Depreciation and amortization	70	67	209	204
Amortization of acquisition-related intangible assets	115	107	338	334
Goodwill impairment charge	205	—	205	—

	1,197	1,049	3,248	3,142

Operating income (loss)	(118)	61	33	187
Interest income	—	1	1	3
Interest expense and amortization of deferred financing fees	(160)	(129)	(479)	(396)
Other income (expense)	(9)	(1)	5	(2)

Income (loss) from continuing operations before income taxes	(287)	(68)	(440)	(208)
Benefit from (provision for) income taxes	26	27	79	58

Income (loss) from continuing operations	(261)	(41)	(361)	(150)
Income (loss) from discontinued operations, net of tax	(117)	27	(92)	40

Net income (loss)	$(378)	$(14)	$(453)	$(110)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flow from operations:
Net income (loss)	$(453)	$(110)
Income (loss) from discontinued operations	(92)	40

Income (loss) from continuing operations	(361)	(150)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	548	538
Goodwill impairment charge	205	—
Deferred income tax provision (benefit)	(93)	(85)
Stock compensation expense	23	23
Amortization of deferred financing costs and debt discount	33	29
Other noncash items	(1)	3
Accounts receivable and other current assets	175	134
Accounts payable and accrued expenses	(99)	(46)
Clearing broker assets and liabilities, net	(1)	(22)
Deferred revenue	(84)	(70)

Cash flow from (used in) continuing operations	345	354
Cash flow from (used in) discontinued operations	91	73

Cash flow from (used in) operations	436	427

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(62)	(35)
Cash paid for property and equipment and software	(212)	(183)
Other investing activities	6	(2)

Cash provided by (used in) continuing operations	(268)	(220)
Cash provided by (used in) discontinued operations	(10)	(7)

Cash provided by (used in) investment activities	(278)	(227)

Financing activities:
Cash received from borrowings, net of fees	22	1
Cash used to repay debt	(51)	(218)
Other financing activities	(4)	(10)

Cash provided by (used in) continuing operations	(33)	(227)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(33)	(227)

Effect of exchange rate changes on cash	(2)	(2)

Increase (decrease) in cash and cash equivalents	123	(29)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $26; 2011: $7)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $44; 2011: $3)	$787	$749

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

The Company has three reportable segments: Financial Systems (“FS”), Availability Services (“AS”) and Other, which is comprised of K-12 Education (“K-12”) and Public Sector (“PS”). On August 5, 2011, the Company announced an agreement to sell its Higher Education (“HE”) business (excluding K-12). The balances at December 31, 2010 and September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011 have been revised to include HE in discontinued operations. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

In May 2011, the Financial Accounting Standard Board (“FASB”) revised the fair value measurement and disclosure requirements so that the requirements under GAAP and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

In June 2011, the FASB amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendment is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively. In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for fiscal years and interim periods within those years beginning after December 31, 2011.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. The guidance is effective January 1, 2012 with early adoption permitted. The Company will adopt this guidance for the 2012 goodwill impairment test.

2. Revision:

During the second quarter of 2011, the Company identified a classification error within its consolidated statements of operations. The misclassification resulted in overstating the product development expense line item on the statement of operations. Generally, the offsetting understatement was to cost of sales and direct operating expenses. The error in classification had no impact on total reported expenses for any period and therefore had no impact on operating or net income. The Company assessed the materiality of this item on previously reported periods and concluded the misclassification error was not material and did not warrant restatement of previously issued financial statements. Accordingly, product development expense for the three- and nine-month periods ended September 30, 2010 has been revised from $85 million to $62 million and from $265 million to $194 million, respectively, to correct the immaterial misclassification. In future filings, any comparative period presentations will be revised when those periods are presented.

3. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the nine months ended September 30, 2011, the Company completed five acquisitions in its FS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $35 million. The impact of these five acquisitions individually and in the aggregate was not material to the consolidated financial statements.

Discontinued Operations

In December 2010, the Company sold its PS UK business. Also, as previously disclosed, the Company announced that SCC, SunGard, private equity firm Hellman & Friedman Capital Partners VI, L.P. (“Hellman & Friedman”) and certain of their respective affiliates had entered into an Agreement and Plan of Merger dated as of August 4, 2011, and that SunGard, SunGard Higher Education Inc. and certain affiliates of Hellman & Friedman had entered into an Asset Purchase Agreement dated as of August 4, 2011 (together, the “Transaction Agreements”) to sell SunGard’s HE business (excluding K-12). The HE business will be combined under a new holding company with Datatel, an existing Hellman & Friedman portfolio company. SunGard intends to use the transaction proceeds of $1.775 billion, less applicable taxes and fees, to repay a portion of its existing indebtedness. The results for the discontinued operations for the three and nine months ended September 30, 2010 and 2011 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue	$162	$116	$508	$373

Operating Income (loss)	(100)	26	(52)	70
Income (loss) before income taxes	(100)	26	(52)	70
Benefit from (provision for) income taxes	(17)	1	(40)	(30)

Income (loss) from discontinued operations, net	($117)	$27	($92)	$40

The Company recorded $123 million of goodwill impairment charges, of which $91 million was related to Public Sector UK, during the three and nine months ended September 30, 2010 that are reflected in income (loss) from discontinued operations, net.

Included in the three months ended September 30, 2010 for HE was revenue of $121 million and an operating loss of $13 million, which includes a goodwill impairment charge of $32 million related to HE managed services. Included in the nine months ended September 30, 2010 for HE was revenue of $372 million and operating income of $32 million, which includes the goodwill impairment charge of $32 million noted above.

Assets held for sale and liabilities related to assets held for sale represents SunGard’s HE business and consists of the following (in millions) at December 31, 2010 and September 30, 2011, respectively:

	December 31, 2010	September 30, 2011
Cash	$7	$3
Accounts receivable, less allowance for doubtful accounts of $4 and $7	62	71
Earned but unbilled receivables	32	30
Prepaid expenses and other current assets	11	10
Deferred income taxes	3	2
Property and equipment, less accumulated depreciation of $26 and $27	27	28
Software products, less accumulated amortization of $98 and $110	86	77
Customer base, less accumulated amortization of $110 and $121	193	182
Goodwill	918	918

Assets held for sale	$1,339	$1,321

Accounts payable	$1	$1
Accrued compensation and benefits	18	15
Other accrued expenses	16	11
Deferred revenue	110	116
Deferred income taxes	98	111

Liabilities related to assets held for sale	$243	$254

4. Trade Name and Goodwill:

Trade Name

The trade name intangible asset primarily represents the fair value of the SunGard trade name at August 11, 2005, the date of the LBO, and is an indefinite-lived asset not subject to amortization. The Company performed its annual impairment test of the SunGard trade name in the third quarter and based on the results of this test, the fair value of the trade name exceeded its carrying value, resulting in no impairment of the trade name. As a result of the expected sale of the Higher Education business, future cash flows which drive the value of the trade name were significantly decreased and the estimated fair value of the trade name when compared to its carrying value was lower in the current year impairment test compared to prior years. A one-percent decrease in the assumed royalty rate or a one-percent increase in the discount rate assumption would have resulted in an impairment of the Trade Name asset. To the extent that additional businesses are divested in the future, the cash flows supporting the trade name will continue to decline and impairment charges may result.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. The Company completes its annual goodwill impairment test as of July 1 for each of its 13 reporting units. In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimated the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions reflect an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the July 1, 2011 impairment test, the discount rates and perpetual growth rates used were between 10% and 12% and 3% and 4%, respectively.

Based on the results of the step one tests, the Company determined that the fair values of each of its reporting units exceeded carrying value and a step two test was not required for any of the 13 reporting units.

The Company has three reporting units, whose goodwill balances in the aggregate total $1.2 billion as of September 30, 2011, where the excess of the estimated fair value over carrying value of the reporting unit was less than 15% of the carrying value. A one percentage point decrease in the perpetual growth rate and a one percentage point increase in the discount rate would cause each of these reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired. Furthermore, if any of these units fail to achieve expected performance levels in the next twelve months or experience a downturn in the business below current expectations, goodwill could be impaired.

The Company’s remaining 10 reporting units each had estimated fair values in excess of 20% more than the carrying value of the reporting unit.

The following table summarizes changes in goodwill by reportable segment (in millions):

	Cost				Cumulative Impairment
	FS	AS	Other	Subtotal	AS	Other	Subtotal	Total
Balance at December 31, 2010	$3,450	$2,203	$534	$6,187	$(1,126)	$(205)	$(1,331)	$4,856
2011 acquisitions	6	—	—	6	—	—	—	6
Adjustments related to the LBO and prior year acquisitions	(4)	(2)	(1)	(7)	—	—	—	(7)
Effect of foreign currency translation	(1)	(1)	—	(2)	—	—	—	(2)

Balance at September 30, 2011	$3,451	$2,200	$533	$6,184	$(1,126)	$(205)	$(1,331)	$4,853

5. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2010	September 30, 2011
Segregated customer cash and treasury bills	$57	$33
Securities borrowed	154	146
Receivables from customers and other	19	41

Clearing broker assets	$230	$220

Payables to customers	$19	$15
Securities loaned	137	135
Payable to brokers and dealers	54	28

Clearing broker liabilities	$210	$178

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

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $38 million and $18 million as of December 31, 2010 and September 30, 2011, respectively.

The table below summarizes the impact of the effective portion of interest rate swaps on the balance sheets and statements of operations for the three and nine months ended September 30, 2010 and 2011 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2010	2011	2010	2011
Gain (loss) recognized in Accumulated Other Comprehensive Loss (OCI)	OCI	$(16)	$(1)	$(53)	$(8)
Loss reclassified from accumulated OCI into income	Interest expense and amortization of deferred financing fees	21	7	63	27

The Company has no ineffectiveness related to its swap agreements.

The Company expects to reclassify in the next twelve months approximately $16 million from OCI into earnings related to the Company’s interest rate swaps based on the borrowing rates at September 30, 2011.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2011 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents - money market funds	$249	$—	$—	$249

Liabilities
Interest rate swap agreements and other	$—	$19	$—	$19

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents - money market funds	$210	$—	$—	$210
Clearing broker assets - U.S. treasury bills	2	—	—	2

	$212	$—	$—	$212

Liabilities
Interest rate swap agreements and other	$—	$34	$—	$34

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

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2010 and September 30, 2011 (in millions):

	December 31, 2010		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$4,707	$4,644	$4,497	$4,356
Fixed rate debt	3,348	3,432	3,354	3,288

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

8. Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net income (loss)	$(378)	$(14)	$(453)	$(110)
Foreign currency translation gains (losses)	105	(81)	(34)	(6)
Unrealized gains (losses) on derivative instruments	6	2	9	7

Comprehensive income (loss)	$(267)	$(93)	$(478)	$(109)

9. Equity:

A rollforward of SCC’s equity for 2011 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2010	$87	$11	$(330)	$(232)	$54	$1,782	$1,836
Net income (loss)	—	—	(276)	(276)	2	164	166
Foreign currency translation	—	—	(6)	(6)	—	—	—
Net unrealized gain on derivative instruments	—	—	7	7	—	—	—

Comprehensive income (loss)	—	—	(275)	(275)	2	164	166
Stock compensation expense	—	—	23	23	—	—	—
Termination of put options due to employee terminations and other	(39)	(5)	45	1	(29)	28	(1)
Issuance of common and preferred stock	(1)	—	4	3	(1)	1	—
Purchase of treasury stock	—	—	(2)	(2)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	7	1	(13)	(5)	5	—	5
Other	—	—	(9)	(9)	—	—	—

Balance at September 30, 2011	$54	$7	$(557)	$(496)	$31	$1,974	$2,005

A rollforward of SCC’s equity for 2010 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2009	$88	$11	$321	$420	$51	$1,593	$1,644
Net income (loss)	—	—	(600)	(600)	4	143	147
Foreign currency translation	—	—	(34)	(34)	—	—	—
Net unrealized gain on derivative instruments	—	—	9	9	—	—	—

Comprehensive income (loss)	—	—	(625)	(625)	4	143	147
Stock compensation expense	—	—	24	24	—	—	—
Termination of put options due to employee terminations and other	(2)	—	—	(2)	(1)	1	—
Purchase of treasury stock	—	—	(1)	(1)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	6	1	(10)	(3)	3	—	3

Balance at September 30, 2010	$92	$12	$(291)	$(187)	$57	$1,736	$1,793

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

10. Segment Information:

The Company has three reportable segments: FS, AS and Other (Other includes PS and K-12 which are combined for reporting purposes). The Company evaluates the performance of its segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, stock compensation and certain other costs. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted. The operating results for each segment follow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue:
Financial systems	$659	$695	$2,021	$2,081
Availability services	366	364	1,100	1,094
Other	54	51	160	154

	$1,079	$1,110	$3,281	$3,329

Depreciation and amortization:
Financial systems	$22	$20	$61	$62
Availability services	46	45	143	136
Other	2	2	5	6

	$70	$67	$209	$204

Income (loss) from operations:
Financial systems	$135	$120	$394	$374
Availability services	86	80	240	234
Other	16	15	42	44
Corporate and other items (1)	(344)	(146)	(611)	(436)
Other costs	(11)	(8)	(32)	(29)

	$(118)	$61	$33	$187

Cash paid for property and equipment and software:
Financial systems	$26	$18	$67	$62
Availability services	41	34	138	114
Other	2	1	6	4
Corporate administration	—	—	1	3

	$69	$53	$212	$183

(1)	Includes corporate administrative expenses, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $115 million and $107 million for the three months ended September 30, 2010 and 2011, respectively, and $338 million and $334 million for the nine months ended September 30, 2010 and 2011, respectively.

During the third quarter of 2011, the Company incurred severance charges of approximately $47 million. As of September 30, 2011, the Company had an accrued severance balance of $49 million, most of which is related to the third quarter 2011 actions. The Company expects the majority of the accrued severance will be paid out by the end of the first quarter of 2012.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2011	2010		2011
Amortization of acquisition-related intangible assets:
Financial systems	$66	(1)	$59	$193	(1)	$191	(1)
Availability services	43		43	128		129
Other	5		5	16		14
Corporate administration	1		—	1		—

	$115		$107	$338		$334

(1)

Amortization of acquisition-related intangible assets in 2010 includes impairment charges related to customer base and software, respectively, for a subsidiary in the FS segment of approximately $1 million and $2 million. Amortization of acquisition-related intangible assets in 2011 includes impairment charges related to customer base and software, respectively, for a subsidiary in the FS segment of approximately $3 million and $4 million.

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Capital Markets	$153	$172	$472	$533
Global Trading	150	131	496	430
Asset Management	86	99	257	284
Wealth Management	96	97	283	275
Banking	48	54	139	158
Corporate Liquidity	41	50	128	141
Insurance	43	45	125	126
Other	42	47	121	134

Total Financial Systems	$659	$695	$2,021	$2,081

11. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 million of management fees in sales, marketing and administration expenses during each of the three months ended September 30, 2010 and 2011. The Company recorded $11 million and $9 million of management fees in sales, marketing and administration expenses during the nine months ended September 30, 2010 and 2011, respectively. Management fees of $1 million is reported in discontinued operations in each of the nine months ended September 30, 2010 and 2011. At December 31, 2010 and September 30, 2011, $6 million and $4 million, respectively, was included in other accrued expenses.

12. Supplemental Cash Flow Information:

Supplemental cash flow information for the nine months ended September 30, 2010 and 2011 follows (in millions):

	Nine Months ended September 30,
Supplemental information:	2010	2011
Acquired businesses:
Property and equipment	$5	$1
Software products	16	21
Customer base	23	12
Goodwill	29	6
Other intangible assets	2	—
Deferred income taxes	(3)	(5)
Purchase price obligations and debt assumed	(12)	(1)
Net current liabilities assumed	2	1

Cash paid for acquired businesses, net of cash acquired of $8 and $4, respectively	$62	$35

13. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding

Companies guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities. The Guarantors are subject to release under certain circumstances as described below.

The indentures evidencing the guarantees provide for a Guarantor to be automatically and unconditionally released and discharged from its guarantee obligations in certain circumstances, including upon the earliest to occur of:

•	The sale, exchange or transfer of the subsidiary’s capital stock or all or substantially all of its assets;

•	Designation of the Guarantor as an “unrestricted subsidiary” for purposes of the indenture covenants;

•	Release or discharge of the Guarantor’s guarantee of certain other indebtedness; or

•	Legal defeasance or covenant defeasance of the indenture obligations when provision has been made for them to be fully satisfied.

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2010 and September 30, 2011, and for the three and nine month periods ended September 30, 2010 and 2011 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties nor guarantors to the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2010.

	Supplemental Condensed Consolidating Balance Sheet December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Assets
Current:
Cash and cash equivalents	$179	$4	$588	$—	$771
Intercompany balances	(6,865)	6,028	837	—	—
Trade receivables, net	2	617	349	—	968
Prepaid expenses, taxes and other current assets	2,545	71	308	(2,521)	403
Assets held for sale	—	1,323	19	(3)	1,339

Total current assets	(4,139)	8,043	2,101	(2,524)	3,481
Property and equipment, net	1	576	315	—	892
Intangible assets, net	150	3,050	539	—	3,739
Intercompany balances	(4)	—	4	—	—
Goodwill	—	3,739	1,117	—	4,856
Investment in subsidiaries	13,561	2,447	—	(16,008)	—

Total Assets	$9,569	$17,855	$4,076	$(18,532)	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$7	$—	$9
Accounts payable and other current liabilities	204	3,343	928	(2,521)	1,954
Liabilities related to assets held for sale	—	231	12	—	243

Total current liabilities	204	3,576	947	(2,521)	2,206
Long-term debt	7,607	2	437	—	8,046
Intercompany debt	(195)	65	250	(120)	—
Deferred income taxes	346	651	112	—	1,109

Total liabilities	7,962	4,294	1,746	(2,641)	11,361

Total stockholder’s equity	1,607	13,561	2,330	(15,891)	1,607

Total Liabilities and Stockholder’s Equity	$9,569	$17,855	$4,076	$(18,532)	$12,968

	Supplemental Condensed Consolidating Balance Sheet September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Assets
Current:
Cash and cash equivalents	$312	$(6)	$440	$—	$746
Intercompany balances	(5,960)	5,252	708	—	—
Trade receivables, net	1	588	254	—	843
Prepaid expenses, taxes and other current assets	1,529	76	415	(1,629)	391
Assets held for sale	—	1,310	15	(4)	1,321

Total current assets	(4,118)	7,220	1,832	(1,633)	3,301
Property and equipment, net	—	573	304	—	877
Intangible assets, net	129	2,785	487	—	3,401
Intercompany balances	250	5	(255)	—	—
Goodwill	—	3,733	1,120	—	4,853
Investment in subsidiaries	13,475	2,408	—	(15,883)	—

Total Assets	$9,736	$16,724	$3,488	$(17,516)	$12,432

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$3	$8	$—	$11
Accounts payable and other current liabilities	195	2,373	841	(1,629)	1,780
Liabilities related to assets held for sale	—	242	12	—	254

Total current liabilities	195	2,618	861	(1,629)	2,045
Long-term debt	7,610	3	227	—	7,840
Intercompany debt	83	23	11	(117)	—
Deferred income taxes	336	605	94	—	1,035

Total liabilities	8,224	3,249	1,193	(1,746)	10,920

Total stockholder’s equity	1,512	13,475	2,295	(15,770)	1,512

Total Liabilities and Stockholder’s Equity	$9,736	$16,724	$3,488	$(17,516)	$12,432

	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Total revenue	$—	$774	$348	$(43)	$1,079

Costs and expenses:
Cost of sales and direct operating	—	335	208	(43)	500
Sales, marketing and administration	26	110	109	—	245
Product development	—	17	45	—	62
Depreciation and amortization	—	48	22	—	70
Amortization of acquisition-related intangible assets	1	93	21	—	115
Goodwill impairment charge	—	205	—	—	205

	27	808	405	(43)	1,197

Operating income (loss)	(27)	(34)	(57)	—	(118)
Net interest income (expense)	(147)	(79)	66	—	(160)
Other income (expense)	(304)	(94)	(9)	398	(9)

Income (loss) from continuing operations before income taxes	(478)	(207)	—	398	(287)
Benefit from (provision for) income taxes	100	(73)	(1)	—	26

Income (loss) from continuing operations	(378)	(280)	(1)	398	(261)
Income (loss) from discontinued operations, net of tax	—	(23)	(93)	(1)	(117)

Net income (loss)	$(378)	$(303)	$(94)	$397	$(378)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$751	$359	$—	$1,110

Costs and expenses:
Cost of sales and direct operating	—	296	214	—	510
Sales, marketing and administration	40	135	116	—	291
Product development	—	20	54	—	74
Depreciation and amortization	—	45	22	—	67
Amortization of acquisition-related intangible assets	—	87	20	—	107

	40	583	426	—	1,049

Operating income (loss)	(40)	168	(67)	—	61
Net interest income (expense)	(89)	12	(51)	—	(128)
Other income (expense)	71	(80)	—	8	(1)

Income (loss) from continuing operations before income taxes	(58)	100	(118)	8	(68)
Benefit from (provision for) income taxes	44	(56)	39	—	27

Income (loss) from continuing operations	(14)	44	(79)	8	(41)
Income (loss) from discontinued operations, net of tax	—	27	(2)	2	27

Net income (loss)	$(14)	$71	$(81)	$10	$(14)

	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Total revenue	$—	$2,316	$1,083	$(118)	$3,281

Costs and expenses:
Cost of sales and direct operating	—	998	669	(118)	1,549
Sales, marketing and administration	75	360	318	—	753
Product development	—	53	141	—	194
Depreciation and amortization	—	146	63	—	209
Amortization of acquisition-related intangible assets	1	279	58	—	338
Goodwill impairment charge	—	205	—	—	205

	76	2,041	1,249	(118)	3,248

Operating income (loss)	(76)	275	(166)	—	33
Net interest income (expense)	(442)	(203)	167	—	(478)
Other income (expense)	(153)	(87)	4	241	5

Income (loss) from continuing operations before income taxes	(671)	(15)	5	241	(440)
Benefit from (provision for) income taxes	218	(138)	(1)	—	79

Income (loss) from continuing operations	(453)	(153)	4	241	(361)
Income (loss) from discontinued operations, net of tax	—	—	(91)	(1)	(92)

Net income (loss)	$(453)	$(153)	$(87)	$240	$(453)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,219	$1,110	$—	$3,329

Costs and expenses:
Cost of sales and direct operating	—	885	659	—	1,544
Sales, marketing and administration	104	387	341	—	832
Product development	—	58	170	—	228
Depreciation and amortization	—	137	67	—	204
Amortization of acquisition-related intangible assets	—	265	69	—	334

	104	1,732	1,306	—	3,142

Operating income (loss)	(104)	487	(196)	—	187
Net interest income (expense)	(294)	(101)	2	—	(393)
Other income (expense)	148	(132)	—	(18)	(2)

Income (loss) from continuing operations before income taxes	(250)	254	(194)	(18)	(208)
Benefit from (provision for) income taxes	140	(144)	62	—	58

Income (loss) from continuing operations	(110)	110	(132)	(18)	(150)
Income (loss) from discontinued operations, net of tax	—	40	—	—	40

Net income (loss)	$(110)	$150	$(132)	$(18)	$(110)

	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Cash flow from operations:
Net income (loss)	$(453)	$(153)	$(87)	$240	$(453)
Income (loss) from discontinued operations	—	—	(91)	(1)	(92)

Income (loss) from continuing operations	(453)	(153)	4	241	(361)
Non cash adjustments	214	631	111	(241)	715
Changes in operating assets and liabilities	(300)	370	(79)	—	(9)

Cash flow provided by (used in) continuing operations	(539)	848	36	—	345
Cash flow provided by (used in) discontinued operations	—	80	11	—	91

Cash flow provided by (used in) operations	(539)	928	47	—	436

Investment activities:
Intercompany transactions	653	(707)	54	—	—
Cash paid for acquired businesses, net of cash acquired	—	(57)	(5)	—	(62)
Cash paid for property and equipment and software	(1)	(158)	(53)	—	(212)
Other investing activities	(1)	9	(2)	—	6

Cash provided by (used in) continuing operations	651	(913)	(6)	—	(268)
Cash provided by (used in) discontinued operations	—	(8)	(2)	—	(10)

Cash provided by (used in) investment activities	651	(921)	(8)	—	(278)

Financing activities:
Net repayments of long-term debt	(43)	(5)	19	—	(29)
Other financing activities	(4)	—	—	—	(4)

Cash provided by (used in) continuing operations	(47)	(5)	19	—	(33)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(47)	(5)	19	—	(33)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	65	2	56	—	123
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$191	$(7)	$603	$—	$787

	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Cash flow from operations:
Net income (loss)	$(110)	$150	$(132)	$(18)	$(110)
Income (loss) from discontinued operations	—	40	—	—	40

Income (loss) from continuing operations	(110)	110	(132)	(18)	(150)
Non cash adjustments	(71)	446	115	18	508
Changes in operating assets and liabilities	(202)	277	(79)	—	(4)

Cash flow provided by (used in) continuing operations	(383)	833	(96)	—	354
Cash flow provided by (used in) discontinued operations	—	75	(2)	—	73

Cash flow provided by (used in) operations	(383)	908	(98)	—	427

Investment activities:
Intercompany transactions	535	(772)	237	—	—
Cash paid for acquired businesses, net of cash acquired	—	(14)	(21)	—	(35)
Cash paid for property and equipment and software	(1)	(124)	(58)	—	(183)
Other investing activities	(3)	—	1	—	(2)

Cash provided by (used in) continuing operations	531	(910)	159	—	(220)
Cash provided by (used in) discontinued operations	—	(6)	(1)	—	(7)

Cash provided by (used in) investment activities	531	(916)	158	—	(227)

Financing activities:
Net repayments of long-term debt	(5)	—	(212)	—	(217)
Other financing activities	(10)	—	—	—	(10)

Cash provided by (used in) continuing operations	(15)	—	(212)	—	(227)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(15)	—	(212)	—	(227)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	133	(8)	(154)	—	(29)
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$312	$(7)	$444	$—	$749

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except as otherwise noted, all explanations below exclude the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present this information, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Results of Operations:

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

						Constant Currency
	Three Months Ended September 30,		Three Months Ended September 30,		Percent Increase (Decrease)	Three Months Ended September 30,		Percent Increase (Decrease)
	2010		2011		2011 vs. 2010	2011		2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial systems (FS)	$659	61%	$695	63%	5%	$675	62%	2%
Availability services (AS)	366	34%	364	33%	—%	358	33%	(2)%
Other (1)	54	5%	51	5%	(6)%	51	5%	(6)%

	$1,079	100%	$1,110	100%	3%	$1,084	100%	—%

Costs and Expenses
Cost of sales and direct operating	$500	46%	$510	46%	2%	$497	46%	(1)%
Sales, marketing and administration	245	23%	291	26%	18%	284	26%	16%
Product development	62	6%	74	7%	21%	69	6%	12%
Depreciation and amortization	70	6%	67	6%	(4)%	66	6%	(6)%
Amortization of acquisition-related intangible assets	115	11%	107	10%	(7)%	106	10%	(8)%
Goodwill impairment	205	19%	—	—%	(100)%	—	—%	(100)%

	$1,197	111%	$1,049	94%	(12)%	$1,022	94%	(15)%

Operating Income
Financial systems (2)	$135	20%	$120	17%	(10)%	$122	18%	(9)%
Availability services (2)	86	24%	80	22%	(7)%	78	22%	(8)%
Other (1)(2)	16	28%	15	29%	(1)%	15	29%	(1)%
Corporate administration	(18)	(2)%	(30)	(3)%	(66)%	(30)	(3)%	(66)%
Amortization of acquisition-related intangible assets	(115)	(11)%	(107)	(10)%	7%	(106)	(10)%	8%
Goodwill impairment	(205)	(19)%	—	—%	100%	—	—%	100%
Stock compensation expense	(6)	(1)%	(9)	(1)%	(52)%	(9)	(1)%	(52)%
Other costs (3)	(11)	(1)%	(8)	(1)%	11%	(8)	(1)%	11%

	$(118)	(11)%	$61	6%	152%	$62	6%	153%

(1)	Other includes our Public Sector (“PS”) segment and our K-12 business (“K-12”) that formerly had been included in our Higher Education segment prior to our agreement in the third quarter of 2011 to sell our Higher Education business (“HE”). As a result of that agreement, HE is now included in discontinued operations.
(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(3)	Other costs include certain purchase accounting adjustments, management fees paid to the Sponsors and certain other costs, partially offset in each period by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

						Constant Currency
	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011		Percent Increase (Decrease) 2011 vs. 2010	Three Months Ended September 30, 2011		Percent Increase (Decrease) 2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)

Financial Systems
Services	$598	55%	$641	58%	7%	$623	57%	4%
License and resale fees	38	3%	43	4%	18%	41	4%	14%

Total products and services	636	59%	684	62%	8%	664	61%	5%
Reimbursed expenses	23	2%	11	1%	(56)%	11	1%	(57)%

	$659	61%	$695	63%	5%	$675	62%	2%

Availability Services
Services	$362	34%	$358	32%	(1)%	$352	32%	(3)%
License and resale fees	—	—%	—	—%	8%	—	—%	2%

Total products and services	362	34%	358	32%	(1)%	352	33%	(3)%
Reimbursed expenses	4	—%	6	—%	49%	6	—%	41%

	$366	34%	$364	33%	—%	$358	33%	(2)%

Other
Services	$44	4%	$44	4%	(2)%	$44	4%	(2)%
License and resale fees	9	1%	7	1%	(21)%	7	1%	(21)%

Total products and services	53	5%	51	5%	(6)%	51	5%	(6)%
Reimbursed expenses	1	—%	—	—%	(23)%	—	—%	(23)%

	$54	5%	$51	5%	(6)%	$51	5%	(6)%

Total Revenue
Services	$1,004	93%	$1,043	94%	4%	$1,019	94%	1%
License and resale fees	47	4%	50	5%	10%	48	5%	7%

Total products and services	1,051	97%	1,093	99%	4%	1,067	99%	2%
Reimbursed expenses	28	3%	17	1%	(41)%	17	1%	(43)%

	$1,079	100%	$1,110	100%	3%	$1,084	100%	—%

Results of operations, excluding broker/dealer business

We assess our performance both with and without one of our global trading businesses, a broker/dealer with an inherently lower margin than our other software and processing businesses, whose performance is a function of market volatility and customer mix (the “Broker/Dealer”). By excluding the Broker/Dealer’s results, we are able to perform additional analysis of our business which we believe is important in understanding the results of both the Broker/Dealer and the other financial systems businesses. We use the information excluding the Broker/Dealer business for a variety of purposes and we regularly communicate our results excluding this business to our board of directors.

The following is a reconciliation of revenue excluding the Broker/Dealer and operating income (loss) excluding the Broker/Dealer, which are each non-GAAP measures, to the corresponding reported GAAP measures that we believe to be most directly comparable. While these adjusted results are useful for analysis purposes, they should not be considered as an alternative to our reported GAAP results.

	Three Months Ended September 30,
						Constant Currency
	2010		2011		% change	2011		% change
(in millions)
Revenue

Total	$1,079		$1,110		3%	$1,084		—%
Less Broker/Dealer business	37		11			11

Total excluding Broker/Dealer business	$1,042		$1,099		6%	$1,073		3%

Financial Systems	$659		$695		5%	$675		2%
Less Broker/Dealer business	37		11			11

Financial Systems excluding Broker/Dealer business	$622		$684		10%	$664		7%

Operating Income (loss)

Total	$(118)		$61		152%	$62		153%
Less Broker/Dealer business	(7	) (1)	(3	) (1)		(3	) (1)

Total excluding Broker/Dealer business	$(111)		$64		157%	$65		159%

Operating margin	(11)%		6%			6%

Financial Systems	$135		$120		(10)%	$122		(9)%
Less Broker/Dealer business	(7	) (1)	(2	) (1)		(2	) (1)

Financial Systems excluding Broker/Dealer business	$142		$122		(14)%	$124		(13)%

Operating margin	23%		18%			19%

(1)	The operating income related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Income from Operations:

Our total operating margin (both including and excluding the Broker/Dealer) was 6% for the three months ended September 30, 2011, compared to -11% for the three months ended September 30, 2010. Included in the three months ended September 30, 2011 and 2010 were restructuring charges of $48 million, which includes $47 million of severance, and $5 million, which includes $6 million of severance, respectively. The operating margin increase is due primarily to a $205 million goodwill impairment charge in the third quarter of 2010, partially offset by a $56 million increase in employment-related expenses in 2011. The higher employment expenses included the severance charges noted above.

Financial Systems:

The FS operating margin was 18% and 20% for the three months ended September 30, 2011 and 2010, respectively. Excluding the impact of the Broker/Dealer, the FS operating margin was approximately 19% and 23% in the three months ended September 30, 2011 and 2010, respectively. The decrease in the operating margin is due mainly to a $41 million increase in employment-related costs, driven primarily by $30 million of severance charges in the third quarter of 2011. Also contributing to higher employment costs are business expansion, merit increases and increased development expenses. The operating margin impact of these expense increases was partially offset by a $4 million increase in license fee revenue.

Availability Services:

The AS operating margin was 22% and 24% for the three months ended September 30, 2011 and 2010, respectively. In North America, severance charges of $8 million and higher advertising expense reduced the margin in 2011. Also, a decrease in higher margin recovery services revenue, which typically uses shared resources, partially offset by reduced equipment expense and reduced depreciation and amortization, reduced the operating margin in 2011. An increase in typically lower margin managed services revenue, which uses dedicated resources, partially offset by increased equipment expense, helped the margin in 2011 by improving utilization of our fixed cost base. In Europe, increased severance of $1 million and higher facilities costs, partially offset by lower equipment expense reduced the operating margin on higher revenue.

Other:

The operating margin from Other was 29% and 28% for the three months ended September 30, 2011 and 2010, respectively. The operating margin increased due primarily to decreasing employment-related expense being proportionately more than the decrease in revenue.

Revenue:

Total reported revenue increased $31 million or 3% for the three months ended September 30, 2011 compared to the third quarter of 2010. On a constant currency basis and excluding the Broker/Dealer, revenue increased 3%.

Financial Systems:

FS reported revenue increased $36 million or 5% in the third quarter of 2011 from the prior year period, and increased 2% on a constant currency basis. Excluding the Broker/Dealer, revenue increased 7%. Processing revenue increased $14 million, or 7%, due mainly to increases in transaction volumes and additional hosted services and increased $2.5 million from acquired businesses. Professional services revenue increased $12 million, or 9%, due mainly to implementation, consulting and project work associated with new and expanded relationships sold in the past twelve months and increased $4 million from acquired businesses. Reported revenue from license and resale fees included software license revenue of $38 million, an increase of $5 million compared to the same quarter in 2010, due mainly to expansion of current licenses and from renewals. On a constant currency basis, software license revenue increased $4 million.

Availability Services:

AS reported revenue decreased $2 million in the third quarter of 2011 from the prior year period. On a constant currency basis, revenue decreased 2% in the quarter. In North America, which accounts for over 75% of our AS business, revenue decreased 4%, where decreases in recovery services and professional services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, increased 5%, where an increase in managed services revenue was partially offset by a decrease in recovery services revenue. Most of our recovery services revenue is derived from tape-based solutions. Recovery services has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this shift to continue in the future.

Other:

Reported revenue from Other decreased $3 million, or 6%, in the three months ended September 30, 2011 from the corresponding period in 2010, and decreased 6% on a constant currency basis. Professional services revenue decreased $1.5 million, or 14%, due primarily to replacing consultants with eLearning content and utilities, whereby clients can run most of their own conversions, in order to remain competitive. Reported revenue from license and resale fees included software license revenue of $2.5 million in the three months ended September 30, 2011, a $1.5 million decrease from the prior year period.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 46% in each of the three-month periods ended September 30, 2011 and 2010. Excluding the Broker/Dealer’s expenses of $11 million in 2011 and $40 million in 2010, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 45% and 44% in the three months ended September 30, 2011 and 2010, respectively, and increased $26 million. Impacting the period was a $23 million combined increase in FS and AS employment-related expenses, which included a $10 million increase in severance costs, and the increase from acquired businesses of $5 million, $3 million of which was employment-related expense.

Excluding the Broker/Dealer, sales, marketing and administration expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 26% and 23% in the three months ended September 30, 2011 and 2010, respectively, and increased $40.5 million. Increases in sales, marketing and administration expenses were primarily due to a combined increase of $28 million in FS and corporate severance, a $5 million increase in currency transaction losses and a $3 million increase in stock compensation expense, partially offset by a decrease of $4.5 million of third party professional services expense in FS.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue excluding AS. For the three months ended September 30, 2011 and 2010, product development costs were 9% and 8% of revenue excluding AS, respectively, an increase of $7.5 million. The increase is primarily related to a $3 million increase in FS employment-related expenses to enhance functionality to attract and retain customers and a $3.5 million increase in FS severance. During the second quarter of 2011, we corrected a misclassification of expense between product development and cost of sales and direct operating expenses. Prior year amounts have been revised to conform to the current year presentation.

Excluding the Broker/Dealer, amortization of acquisition-related intangible assets was 10% and 11% of total revenue in the three months ended September 30, 2011 and 2010, respectively, a decrease of $9 million. The decrease is due primarily to the impact of software assets that were fully amortized in the prior year and $3 million of impairment charges in the prior year period.

We recorded a goodwill impairment charge of $205 million in our Other segment in the three months ended September 30, 2010. There were no goodwill impairment charges in the three months ended September 30, 2011.

Interest expense was $129 million and $160 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in interest expense was due primarily to interest rate decreases mainly due to the expiration of certain of our interest rate swaps and refinancing the senior notes due 2013, as well as decreased term loan borrowings resulting from prepayments that occurred in December 2010.

Other expense was $1 million in the three months ended September 30, 2011 compared to $9 million in the prior year period. The decrease in other expense was due primarily to $10 million of foreign currency transaction losses in 2010 related to our Euro denominated term loans that were repaid in December 2010.

The effective income tax rates for the three months ended September 30, 2011 and 2010 were 40% and 9%, respectively. The rate in the third quarter of 2011 reflects a change in the mix of taxable income in various jurisdictions as well as a change in the total amount of projected taxable income for the year. Changes in the mix of income or the total amount of income for 2011 may significantly impact the estimated effective income tax rate for the year. The rate in the third quarter of 2010 reflects nondeductible goodwill impairment partially offset by the different mix of taxable income in various jurisdictions.

Accreted dividends on SCCII’s cumulative preferred stock were $57 million and $51 million for the three months ended September 30, 2011 and 2010, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

						Constant Currency
	Nine Months Ended September 30,		Nine Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2010		2011		2011 vs. 2010	2011		2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial systems (FS)	$2,021	62%	$2,081	62%	3%	$2,024	62%	—%
Availability services (AS)	1,100	34%	1,094	33%	(1)%	1,074	33%	(2)%
Other (1)	160	5%	154	5%	(4)%	154	5%	(4)%

	$3,281	100%	$3,329	100%	1%	$3,252	100%	(1)%

Costs and Expenses
Cost of sales and direct operating	$1,549	47%	$1,544	46%	—%	$1,509	46%	(3)%
Sales, marketing and administration	753	23%	832	25%	10%	809	25%	7%
Product development	194	6%	228	7%	18%	212	7%	9%
Depreciation and amortization	209	6%	204	6%	(2)%	200	6%	(4)%
Amortization of acquisition- related intangible assets	338	10%	334	10%	(1)%	331	10%	(2)%
Goodwill impairment	205	6%	—	—%	(100)%	—	—%	(100)%

	$3,248	99%	$3,142	94%	(3)%	$3,061	94%	(6)%

Operating Income
Financial systems (2)	$394	19%	$374	18%	(5)%	$380	19%	(3)%
Availability services (2)	240	22%	234	21%	(2)%	229	21%	(4)%
Other (1)(2)	42	26%	44	28%	3%	44	28%	3%
Corporate administration	(46)	(1)%	(79)	(2)%	(72)%	(79)	(2)%	(72)%
Amortization of acquisition- related intangible assets	(338)	(10)%	(334)	(10)%	1%	(331)	(10)%	2%
Goodwill impairment	(205)	(6)%	—	—%	100%	—	—%	100%
Stock compensation expense	(23)	(1)%	(23)	(1)%	(2)%	(23)	(1)%	(2)%
Other costs (3)	(31)	(1)%	(29)	(1)%	6%	(29)	(1)%	6%

	$33	1%	$187	6%	468%	$191	6%	480%

(1)	Other includes PS and K-12 that formerly had been included in our Higher Education segment prior to our agreement in the third quarter of 2011 to sell HE. As a result of that agreement, HE is now included in discontinued operations.
(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(3)	Other costs include certain purchase accounting adjustments, management fees paid to the Sponsors and certain other costs, partially offset in each period by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

						Constant Currency
	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Percent Increase (Decrease) 2011 vs. 2010	Nine Months Ended September 30, 2011		Percent Increase (Decrease) 2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)

Financial Systems
Services	$1,792	55%	$1,849	56%	3%	$1,801	55%	1%
License and resale fees	152	5%	170	5%	13%	161	5%	6%

Total products and services	1,944	59%	2,019	61%	4%	1,962	60%	1%
Reimbursed expenses	77	2%	62	2%	(20)%	62	2%	(21)%

	$2,021	62%	$2,081	62%	3%	$2,024	62%	—%

Availability Services
Services	$1,088	33%	$1,080	32%	(1)%	$1,061	33%	(2)%
License and resale fees	1	—%	1	—%	(24)%	1	—%	(25)%

Total products and services	1,089	33%	1,081	32%	(1)%	1,062	33%	(3)%
Reimbursed expenses	11	—%	13	—%	23%	12	—%	16%

	$1,100	34%	$1,094	33%	(1)%	$1,074	33%	(2)%

Other
Services	$132	4%	$131	4%	(1)%	$131	4%	(1)%
License and resale fees	25	1%	21	1%	(15)%	21	1%	(15)%

Total products and services	157	5%	152	5%	(4)%	152	5%	(4)%
Reimbursed expenses	3	—%	2	—%	(20)%	2	—%	(20)%

	$160	5%	$154	5%	(4)%	$154	5%	(4)%

Total Revenue
Services	$3,012	92%	$3,060	92%	2%	$2,993	92%	(1)%
License and resale fees	178	5%	192	6%	8%	183	6%	3%

Total products and services	3,190	97%	3,252	98%	2%	3,176	98%	—%
Reimbursed expenses	91	3%	77	2%	(15)%	76	2%	(17)%

	$3,281	100%	$3,329	100%	1%	$3,252	100%	(1)%

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

	Nine Months Ended September 30,
						Constant Currency
(in millions)	2010		2011		% change	2011		% change
Revenue

Total	$3,281		$3,329		1%	$3,252		(1)%
Less Broker/Dealer business	155		70			70

Total excluding Broker/Dealer business	$3,126		$3,259		4%	$3,182		2%

Financial Systems	$2,021		$2,081		3%	$2,024		—%
Less Broker/Dealer business	155		70			70

Financial Systems excluding Broker/Dealer business	$1,866		$2,011		8%	$1,954		5%

Operating Income (loss)

Total	$33		$187		468%	$191		480%
Less Broker/Dealer business	(30	) (1)	(9	) (1)		(9	) (1)

Total excluding Broker/Dealer business	$63		$196		214%	$200		220%

Operating margin	2%		6%			6%

Financial Systems	$394		$374		(5)%	$380		(3)%
Less Broker/Dealer business	(20	) (1)	(5	) (1)		(5	) (1)

Financial Systems excluding Broker/Dealer business	$414		$379		(8)%	$385		(7)%

Operating margin	22%		19%			20%

(1)	The operating income related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Income from Operations:

Our total operating margin was 6% for the nine months ended September 30, 2011 compared to 1% for the nine months ended September 30, 2010. Excluding the impact of the Broker/Dealer, total operating margin was 6% and 2% in the nine months ended September 30, 2011 and 2010, respectively. Included in the nine months ended September 30, 2011 and 2010 were restructuring charges of $62 million and $28 million, respectively, which includes $58 million and $19 million, respectively, of severance. Also included in the 2010 restructuring costs was $7 million of costs to shutdown the Broker/Dealer professional trading business. The increase in the operating margin is primarily due to a $205 million goodwill impairment charge in the third quarter of 2010, partially offset by a $94 million increase in employment-related expenses in 2011. The higher employment expenses included the severance charges noted above. We are continuing to evaluate several programs designed to identify cost savings and productivity improvements. While still in their early stages, further actions taken could result in additional charges that may have a material impact to our results of operations in future periods.

Financial Systems:

The FS operating margin was 19% for each of the nine months ended September 30, 2011 and 2010. Excluding the impact of the Broker/Dealer, the FS operating margin was 20% and 22% in the nine months ended September 30, 2011 and 2010, respectively. This decrease is due mainly to a $77 million increase in employment-related costs resulting from business expansion, merit increases and increased development expenses, and includes a $29 million increase in severance charges. Also impacting the period was a $6 million increase in currency transaction losses, partially offset by an $8 million increase in license fees, a $5 million decrease in facilities and a $4 million decrease in third party professional services expense.

Availability Services:

The AS operating margin was 21% and 22% for the nine months ended September 30, 2011 and 2010, respectively. In North America, higher advertising costs reduced the operating margin in 2011. Also, reduced equipment expense, employment-related expense, and depreciation and amortization improved the operating margin on lower revenue in our recovery services business. Increased revenue and decreased depreciation and amortization, partially offset by increased employment-related expenses, including a $5 million increase in severance, and increased facilities and equipment expenses in managed services helped the operating margin in 2011. In Europe, increased revenue and lower equipment expense, partially offset by increased facilities and employment-related expenses, helped the margin in 2011.

Other:

The operating margin from Other was 28% and 26% for the nine months ended September 30, 2011 and 2010, respectively. The operating margin increased due primarily to decreasing employment-related expense being proportionately more than the decrease in revenue.

Revenue:

Total reported revenue increased $48 million or 1% for the nine months ended September 30, 2011 compared to the prior year period. On a constant currency basis, revenue decreased 1% in 2011 compared to the prior year period. Excluding the Broker/Dealer, revenue increased 2%.

Financial Systems:

FS reported revenue increased $60 million or 3% in the nine months ended September 30, 2011 from the prior year period. On a constant currency basis and excluding the Broker/Dealer, revenue increased 5%. Processing revenue increased $31 million, or 5%, due mainly to increases in transaction volumes and additional hosted services and increased $7 million from acquired businesses. Professional services revenue increased $14 million, or 3%, due primarily to implementation, consulting and project work associated with new and expanded relationships sold in the past twelve months and increased $10 million from acquired businesses. Reported revenue from license and resale fees included software license revenue of $157 million, an increase of $18 million compared to the nine months ended September 30, 2010. On a constant currency basis, software license revenue increased $8 million, or 6%.

Availability Services:

AS reported revenue decreased $6 million, or 1%, in the nine months ended September 30, 2011 from the prior year period. On a constant currency basis, revenue decreased 2% in the period. In North America, revenue decreased 4%, where decreases in recovery services and professional services revenue exceeded growth in managed services revenue. Revenue in Europe increased $5 million, or 2%, and included a $1.5 million increase from a business acquired in 2010, where an increase in managed services revenue was partially offset by a decrease in recovery services revenue. Most of our recovery services revenue is derived from tape-based solutions. Recovery services has been shifting from tape-based solutions to disk-based and managed service solutions. We expect this shift to continue in the future.

Other:

Reported revenue from Other decreased $6 million, or 4%, for the nine months ended September 30, 2011, from the corresponding period in 2010, and decreased 4% on a constant currency basis. Professional services revenue decreased $3 million, or 9%, due primarily to replacing consultants with eLearning content and utilities, whereby clients can run most of their own conversions, in order to remain competitive. Reported revenue from license and resale fees included software license revenue of $7 million in the nine months ended September 30, 2011, a $3 million decrease from the prior year period.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 46% and 47% in the nine-month periods ended September 30, 2011 and 2010, respectively. Excluding the Broker/Dealer’s expenses of $70 million in 2011 and $158 million in 2010, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 45% and 44% in the nine months ended September 30, 2011 and 2010, respectively, and increased $48 million. Impacting the period were a $36 million increase in FS employment-related expenses, including a $4 million increase in severance, a $20 million increase from acquired businesses, and a $7 million increase in AS facilities costs, mainly utilities, expansions of certain facilities that occurred in the second half of 2010 and a new facility added during the second quarter of the prior year. These expense increases were partially offset by a $10 million decrease in AS equipment expense, primarily resulting from renegotiation of maintenance contracts, and a $5 million decrease in AS employment-related expenses, which includes a $3 million decrease in severance.

Excluding the Broker/Dealer, sales, marketing and administration expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 25% and 24% in the nine-month periods ended September 30, 2011 and 2010, respectively, and increased $65 million. Increases in sales, marketing and administration expenses were primarily due to a combined $56 million increase in FS and corporate employment-related expense, including a $36 million increase in severance and executive transition costs, a $9 million increase resulting from acquired businesses, a $6 million increase in AS advertising expenses and a $6 million increase in currency transaction losses. These increases were partially offset by decreases of a combined $8 million of FS and AS facilities costs, the $7 million of Broker/Dealer shutdown costs noted above and $4 million of third party professional services expenses in FS.

Because AS product development costs are insignificant, it is more meaningful to measure product development expenses as a percentage of revenue excluding AS. For the nine months ended September 30, 2011 and 2010, product development costs were 10% and 9% of revenue excluding AS, respectively, an increase of $18 million. The increase is primarily related to a $12 million increase in FS employment-related expenses to enhance functionality to attract and retain customers and includes a $4 million increase in severance. During the second quarter of 2011, we corrected a misclassification of expense between product development and cost of sales and direct operating expenses. Prior year amounts have been revised to conform to the current year presentation.

Depreciation and amortization was 6% of total revenue in each of the nine-month periods ended September 30, 2011, but decreased $9 million due primarily to certain AS leased facility improvements becoming fully depreciated during 2010.

Excluding the Broker/Dealer, amortization of acquisition-related intangible assets was 10% and 11% of total revenue in the nine-month periods ended September 30, 2011 and 2010, respectively, a decrease of $5 million which was due primarily to the impact of software that was fully amortized in 2010, partially offset by the impact of acquired businesses. During 2011, we recorded impairment charges of our customer base and software assets of $3 million and $4 million, respectively. During 2010, we recorded impairment charges of our customer base and software assets of $1 million and $2 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

We recorded a goodwill impairment charge of $205 million in our Other segment in the nine months ended September 30, 2010. There were no goodwill impairment charges during the nine months ended September 30, 2011.

Interest expense was $396 million and $479 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in interest expense was due primarily to interest rate decreases mainly due to the expiration of certain of our interest rate swaps and refinancing the senior notes due 2013, as well as decreased term loan borrowings resulting from prepayments that occurred in December 2010.

Other expense was $2 million in the nine months ended September 30, 2011 compared to other income of $5 million in the prior year period. The $7 million change was due primarily to $3 million of foreign currency transaction gains in 2010 related to our Euro denominated term loans that were repaid in December 2010 and a $3 million write-off of deferred financing costs in 2011 primarily related to the refinancing of a portion of our U.S. $-denominated term loans and the partial retirement of the £-denominated term loans.

The effective income tax rates for the nine months ended September 30, 2011 and 2010 were 28% and 18%, respectively. The rate in the nine months ended September 30, 2011 reflects the impact on the tax rate of certain items, including nondeductible expenses and state income taxes, due to the small base of overall projected pretax income. Changes in the mix of income or the total amount of income for 2011 may significantly impact the estimated effective income tax rate for the year. The rate in the nine months ended September 30, 2010 reflects nondeductible goodwill impairment partially offset by the different mix of taxable income in various jurisdictions.

Accreted dividends on SCCII’s cumulative preferred stock were $166 million and $147 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

SunGard’s financing strategy is to secure long-term committed funding at attractive interest rates by making borrowings under secured credit agreements and issuing debt securities. Our international operations are funded through a combination of local borrowing and intercompany funding to minimize the total cost of funds and to manage and centralize currency exchange exposures. SunGard may, from time to time, seek to amend its outstanding secured credit agreements.

At September 30, 2011, cash and equivalents were $749 million, a decrease of $29 million from December 31, 2010. Cash flow from continuing operations was $354 million in the nine months ended September 30, 2011 compared to $344 million in the nine months ended September 30, 2010. The increase in cash flow from continuing operations is due primarily to $133 million less of interest payments made in the nine months ended September 30, 2011 from the prior year period, due primarily to a change in interest payment dates and a lower interest rate resulting from the refinancing in 2010 of senior notes due in 2013, the expiration of certain of our interest rate swaps and decreased term loan borrowings resulting from prepayments that occurred in December 2010, partially offset by reduced operating performance and $12 million higher income tax payments, net of refunds received, in the nine months ended September 30, 2011.

Net cash used by continuing operations in investing activities was $220 million in the nine months ended September 30, 2011, comprised of cash paid for property and equipment and other assets and five businesses acquired in our FS segment. Net cash used by continuing operations in investing activities was $268 million in the nine months ended September 30, 2010, comprised mainly of cash paid for property and equipment and other assets, two businesses acquired in our FS segment and one business acquired in our AS segment.

Net cash used by continuing operations in financing activities was $227 million for the nine months ended September 30, 2011, primarily related to repayments under the revolving portion of our receivables facility and the partial retirement of $100 million of our £-denominated term loans. Net cash used by continuing operations in financing activities was $32 million for the nine months ended September 30, 2010, primarily related to quarterly principal payments on the term loans, partially offset by increased borrowings under our receivables facility.

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

On November 10, 2011, SunGard entered into the Third Amendment to its Credit Agreement to modify the definition of Consolidated EBITDA, to allow, for the purposes of determining the Total Leverage Ratio or Interest Coverage Ratio, the inclusion of EBITDA generated by discontinued operations until such operations are actually sold, transferred, closed or otherwise disposed.

As previously disclosed, the Company announced that SCC, SunGard, Hellman & Friedman Capital Partners VI, L.P. (“Hellman & Friedman”) and certain of their respective affiliates had entered into an Agreement and Plan of Merger dated as of August 4, 2011, and that SunGard, SunGard Higher Education Inc. and certain affiliates of Hellman & Friedman had entered into an Asset Purchase Agreement dated as of August 4, 2011 (together, the “Transaction Agreements”) to sell SunGard’s HE business (excluding the K-12 Education business). SunGard intends to use the transaction proceeds of $1.775 billion, less applicable taxes and fees, to repay a portion of its existing indebtedness.

At September 30, 2011, we have outstanding $7.85 billion in aggregate indebtedness, with additional borrowing capacity of $849 million under the revolving credit facility (after giving effect to outstanding letters of credit) and $130 million under the receivables facility (after giving effect to the $200 million outstanding debt and accounts receivable borrowing base). Effective October 3, 2011, and in preparation of the disposition of our HE business, participating HE subsidiaries and their associated receivables were removed from the receivables facility. These actions reduced our borrowing capacity under the receivables facility by approximately $60 million. At September 30, 2011, we have total outstanding letters of credit and bid bonds of approximately $46 million.

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

Adjusted EBITDA is calculated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Last Twelve Months September 30,
	2010	2011	2010	2011	2011
Loss from continuing operations	$(261)	$(41)	$(361)	$(150)	$(202)
Interest expense, net	160	128	478	393	552
Benefit from income taxes	(26)	(27)	(79)	(58)	(47)
Depreciation and amortization	185	174	547	538	721
Goodwill impairment charge	205	—	205	—	—

EBITDA	263	234	790	723	1,024
Purchase accounting adjustments (a)	3	2	10	8	11
Non-cash charges (b)	9	9	29	23	31
Restructuring and other charges (c)	23	57	40	82	95
Acquired EBITDA, net of disposed EBITDA (d)	2	—	8	—	1
Pro forma expense savings related to acquisitions (e)	1	—	2	—	—
Loss on extinguishment of debt (f)	—	1	—	3	61

Adjusted EBITDA from continuing operations	301	303	879	839	1,223
Adjusted EBITDA from operations held for sale	32	32	102	103	148

Adjusted EBITDA - senior secured credit facilities, senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015	$333	$335	$981	$942	$1,371

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.
(f)	Loss on extinguishment of debt includes the loss on extinguishment of $1.6 billion of senior notes due in 2013 and the write-off of deferred financing fees related to the refinancing of a portion of our US$-denominated term loans and retirement of $100 million of £-denominated term loans.

The covenant requirements and actual ratios for the twelve months ended September 30, 2011 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.80x	2.79x

Maximum total debt to Adjusted EBITDA	6.25x	5.08x
Senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.77x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.80x for the four-quarter period ended December 31, 2010 and increasing over time to 1.95x by the end of 2011 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2010, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 6.25x and decreasing over time to 5.75x by the end of 2011 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of September 30, 2011, we had $4.30 billion outstanding under the term loan facilities and available commitments of $849 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2015, 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At September 30, 2011, we had total debt of $7.85 billion, including $4.50 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $1.70 billion of our variable rate debt. Swap agreements expiring in February 2012 with a notional value of $1.2 billion effectively fix our interest rates at 1.78%. Swap agreements expiring in May 2013 with a notional value of $500 million effectively fix our interest rates at 1.99%. Our remaining variable rate debt of $2.8 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of each interest rate swap agreement in February 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $40 million and $45 million per year, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. (Removed and Reserved)

Item 5. Other Information:

(a) The stockholders of each of SunGard, SCC and SCCII approved, by written consent dated September 14, 2011, the election of the following persons as directors to serve in such capacity until his or her successor is designated and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified: Chinh Chu, John Connaughton, Russell Fradin, James H. Greene, Jr., Glenn Hutchins, James L. Mann, John Marren, Sanjeev Mehra and Julie Richardson.

(b) None.

Item 6. Exhibits:

Number	Document

10.1	Third Amendment, dated as of November 10, 2011 to the Amended and Restated Credit Agreement, dated as of June 9, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2011 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II

Dated: November 14, 2011	By:	/s/ Robert F. Woods
Robert F. Woods
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: November 14, 2011	By:	/s/ Robert F. Woods
Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Third Amendment, dated as of November 10, 2011 to the Amended and Restated Credit Agreement, dated as of June 9, 2009.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2011 and (iv) Notes to Consolidated Financial Statements.