Form 10-Q/A
period 2011-09-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2012-01-24
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

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

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Explanatory Note

This Amendment to the Company’s Quarterly Report on Form 10-Q (the “Amendment”) is a combined quarterly report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCC II are collectively referred to as the “Parent Companies.” Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

This Amendment for the three and nine months ended September 30, 2011 is being filed (i) to restate certain amounts to correct our financial statements as explained further below (see also “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements” for discussion of significant changes), (ii) to revise disclosures of the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2011, (iii) to restate Notes 4, 9, 10 and 14 to the Company’s Consolidated Financial Statements, and (iv) to amend “Item 4. Controls and Procedures” to disclose certain matters identified in connection with the Company’s evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. This Amendment continues to describe conditions as of the date of the original filing of the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, and the Company has not updated the disclosures contained therein to reflect events occurring after the filing on November 14, 2011 of the Form 10-Q for the third quarter ended September 30, 2011, except for items relating specifically to the restatement and items relating specifically to disclosure controls and procedures. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the original Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011. Information in such reports and documents updates and supercedes certain information contained in this Amendment.

Errors in the recording of deferred income taxes—The Company determined that its financial statements for the quarter ended September 30, 2011, which were included in its quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2011, should have reflected a $133 million deferred income tax provision in the reported third quarter 2011 results of discontinued operations related to the book-over-tax basis difference of its Higher Education (“HE”) subsidiary, which was sold in January 2012.

The adjustment has no impact on the amount of income tax the Company will pay in connection with the sale of its HE subsidiary nor does it change the amount of income tax the Company will ultimately recognize for accounting purposes. The error affects only the timing of when that income tax expense is recognized in the statement of operations. The adjustment will not impact revenue, income from continuing operations, cash and cash equivalents, cash flow, Adjusted EBITDA, cash income taxes (including taxes incurred from the sale of the Company’s HE subsidiary) or any of the Company’s debt covenants. The adjustment will change the loss from discontinued operations net of tax, net loss, current liabilities, total liabilities and accumulated deficit by $133 million. The change will decrease stockholder’s equity by $133 million.

The Company discussed the error with its independent registered public accounting firm PricewaterhouseCoopers LLP and the Audit Committee of the Company’s Board of Directors. On January 22, 2012, the Audit Committee concluded, based on management’s recommendations and a discussion with PricewaterhouseCoopers LLP, that the unaudited interim consolidated financial statements as of and for the three-months and nine-months ended September 30, 2011 should be restated. The September 30, 2011 financial statements will be adjusted to reflect the recognition of deferred income taxes related to the book-over-tax basis difference of its HE subsidiary. The adjustment impacts the period ended September 30, 2011. Financial statements issued prior to the September 30, 2011 Form 10-Q are not impacted by this restatement. Refer to Note 2 of the Financial Statements for further information, including the specific financial statement line items impacted by the error.

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	September 30, 2011
		Restated (see Note 2)
Assets
Current:
Cash and cash equivalents	$771	$746
Trade receivables, less allowance for doubtful accounts of $37 and $44	833	689
Earned but unbilled receivables	135	154
Prepaid expenses and other current assets	166	163
Clearing broker assets	230	220
Deferred income taxes	7	2
Assets held for sale	1,339	1,321

Total current assets	3,481	3,295

Property and equipment, less accumulated depreciation of $1,109 and $1,258	892	877
Software products, less accumulated amortization of $1,203 and $1,376	723	586
Customer base, less accumulated amortization of $1,049 and $1,213	1,806	1,639
Other intangible assets, less accumulated amortization of $23 and $22	187	156
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	4,856	4,853

Total Assets	$12,968	$12,426

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$9	$11
Accounts payable	63	40
Accrued compensation and benefits	284	293
Accrued interest expense	103	103
Other accrued expenses	405	347
Clearing broker liabilities	210	178
Deferred revenue	887	817
Deferred income taxes	—	127
Liabilities related to assets held for sale	243	254

Total current liabilities	2,204	2,170

Long-term debt	8,046	7,840
Deferred income taxes	1,114	1,040

Total liabilities	11,364	11,050

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	54	31
Class L common stock subject to a put option	87	54
Class A common stock subject to a put option	11	7
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,699 million and $5,206 million; 50,000,000 shares authorized, 28,670,331 and 28,787,402 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 258,037,523 and 259,091,380 shares issued	—	—
Capital in excess of par value	2,703	2,753
Treasury stock, 326,329 and 343,012 shares of Class L common stock; and 2,940,981 and 3,091,164 shares of Class A common stock	(34)	(36)
Accumulated deficit	(2,970)	(3,379)
Accumulated other comprehensive income (loss)	(29)	(28)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(330)	(690)
Noncontrolling interest in preferred stock of SCCII	1,782	1,974

Total equity	1,452	1,284

Total Liabilities and Equity	$12,968	$12,426

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		Restated (see Note 2)		Restated (see Note 2)
Revenue:
Services	$1,004	$1,043	$3,012	$3,060
License and resale fees	47	50	178	192

Total products and services	1,051	1,093	3,190	3,252
Reimbursed expenses	28	17	91	77

	1,079	1,110	3,281	3,329

Costs and expenses:
Cost of sales and direct operating	500	510	1,549	1,544
Sales, marketing and administration	245	291	753	832
Product development	62	74	194	228
Depreciation and amortization	70	67	209	204
Amortization of acquisition-related intangible assets	115	107	338	334
Goodwill impairment charge	205	—	205	—

	1,197	1,049	3,248	3,142

Operating income (loss)	(118)	61	33	187
Interest income	—	1	1	3
Interest expense and amortization of deferred financing fees	(160)	(129)	(479)	(396)
Other income (expense)	(9)	(1)	5	(2)

Income (loss) from continuing operations before income taxes	(287)	(68)	(440)	(208)
Benefit from (provision for) income taxes	26	27	79	58

Income (loss) from continuing operations	(261)	(41)	(361)	(150)
Income (loss) from discontinued operations, net of tax	(117)	(106)	(92)	(93)

Net income (loss)	(378)	(147)	(453)	(243)
Income attributable to the noncontrolling interest (including $1 million, $-, $4 million and $2 million in temporary equity)	(51)	(57)	(147)	(166)

Net income (loss) attributable to SunGard Capital Corp.	$(429)	$(204)	$(600)	$(409)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
		Restated (see Note 2)
Cash flow from operations:
Net loss	$(453)	$(243)
Income (loss) from discontinued operations	(92)	(93)

Income (loss) from continuing operations	(361)	(150)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	548	538
Goodwill impairment charge	205	—
Deferred income tax provision (benefit)	(92)	(84)
Stock compensation expense	23	23
Amortization of deferred financing costs and debt discount	33	29
Other noncash items	(1)	3
Accounts receivable and other current assets	175	134
Accounts payable and accrued expenses	(101)	(47)
Clearing broker assets and liabilities, net	(1)	(22)
Deferred revenue	(84)	(70)

Cash flow from (used in) continuing operations	344	354
Cash flow from (used in) discontinued operations	91	73

Cash flow from (used in) operations	435	427

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(62)	(35)
Cash paid for property and equipment and software	(212)	(183)
Other investing activities	6	(2)

Cash provided by (used in) continuing operations	(268)	(220)
Cash provided by (used in) discontinued operations	(10)	(7)

Cash provided by (used in) investment activities	(278)	(227)

Financing activities:
Cash received from issuance of common stock	1	1
Cash received from issuance of preferred stock	—	1
Cash received from borrowings, net of fees	22	1
Cash used to repay debt	(51)	(218)
Cash used to purchase treasury stock	(3)	(3)
Other financing activities	(1)	(9)

Cash provided by (used in) continuing operations	(32)	(227)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(32)	(227)

Effect of exchange rate changes on cash	(2)	(2)

Increase (decrease) in cash and cash equivalents	123	(29)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $26; 2011: $7)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $44; 2011: $3)	$787	$749

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	September 30, 2011
		Restated (see Note 2)
Assets
Current:
Cash and cash equivalents	$771	$746
Trade receivables, less allowance for doubtful accounts of $37 and $44	833	689
Earned but unbilled receivables	135	154
Prepaid expenses and other current assets	166	163
Clearing broker assets	230	220
Deferred income taxes	7	2
Assets held for sale	1,339	1,321

Total current assets	3,481	3,295

Property and equipment, less accumulated depreciation of $1,109 and $1,258	892	877
Software products, less accumulated amortization of $1,203 and $1,376	723	586
Customer base, less accumulated amortization of $1,049 and $1,213	1,806	1,639
Other intangible assets, less accumulated amortization of $23 and $22	187	156
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	4,856	4,853

Total Assets	$12,968	$12,426

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$9	$11
Accounts payable	63	40
Accrued compensation and benefits	284	293
Accrued interest expense	103	103
Other accrued expenses	406	347
Clearing broker liabilities	210	178
Deferred revenue	887	817
Deferred income taxes	—	127
Liabilities related to assets held for sale	243	254

Total current liabilities	2,205	2,170

Long-term debt	8,046	7,840
Deferred income taxes	1,113	1,040

Total liabilities	11,364	11,050

Commitments and contingencies

Preferred stock subject to a put option	37	24

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,818 million and $1,987 million; 14,999,000 shares authorized, 9,924,392 and 9,964,925 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,747	3,775
Treasury stock, 112,987 and 118,762 shares	(14)	(15)
Accumulated deficit	(2,137)	(2,380)
Accumulated other comprehensive income (loss)	(29)	(28)

Total stockholders’ equity	1,567	1,352

Total Liabilities and Stockholders’ Equity	$12,968	$12,426

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		Restated (see Note 2)		Restated (see Note 2)
Revenue:
Services	$1,004	$1,043	$3,012	$3,060
License and resale fees	47	50	178	192

Total products and services	1,051	1,093	3,190	3,252
Reimbursed expenses	28	17	91	77

	1,079	1,110	3,281	3,329

Costs and expenses:
Cost of sales and direct operating	500	510	1,549	1,544
Sales, marketing and administration	245	291	753	832
Product development	62	74	194	228
Depreciation and amortization	70	67	209	204
Amortization of acquisition-related intangible assets	115	107	338	334
Goodwill impairment charge	205	—	205	—

	1,197	1,049	3,248	3,142

Operating income (loss)	(118)	61	33	187
Interest income	—	1	1	3
Interest expense and amortization of deferred financing fees	(160)	(129)	(479)	(396)
Other income (expense)	(9)	(1)	5	(2)

Income (loss) from continuing operations before income taxes	(287)	(68)	(440)	(208)
Benefit from (provision for) income taxes	26	27	79	58

Income (loss) from continuing operations	(261)	(41)	(361)	(150)
Income (loss) from discontinued operations, net of tax	(117)	(106)	(92)	(93)

Net income (loss)	$(378)	$(147)	$(453)	$(243)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
		Restated (see Note 2)
Cash flow from operations:
Net income (loss)	$(453)	$(243)
Income (loss) from discontinued operations	(92)	(93)

Income (Loss) from continuing operations	(361)	(150)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	548	538
Goodwill impairment charge	205	—
Deferred income tax provision (benefit)	(92)	(85)
Stock compensation expense	23	23
Amortization of deferred financing costs and debt discount	33	29
Other noncash items	(1)	3
Accounts receivable and other current assets	175	134
Accounts payable and accrued expenses	(101)	(46)
Clearing broker assets and liabilities, net	(1)	(22)
Deferred revenue	(84)	(70)

Cash flow from (used in) continuing operations	344	354
Cash flow from (used in) discontinued operations	91	73

Cash flow from (used in) operations	435	427

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(62)	(35)
Cash paid for property and equipment and software	(212)	(183)
Other investing activities	6	(2)

Cash provided by (used in) continuing operations	(268)	(220)
Cash provided by (used in) discontinued operations	(10)	(7)

Cash provided by (used in) investment activities	(278)	(227)

Financing activities:
Cash received from issuance of preferred stock	—	1
Cash received from borrowings, net of fees	22	1
Cash used to repay debt	(51)	(218)
Cash used to purchase treasury stock	(1)	(1)
Other financing activities	(2)	(10)

Cash provided by (used in) continuing operations	(32)	(227)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(32)	(227)

Effect of exchange rate changes on cash	(2)	(2)

Increase (decrease) in cash and cash equivalents	123	(29)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $26; 2011: $7)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $44; 2011: $3)	$787	$749

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2010	September 30, 2011
		Restated (see Note 2)
Assets
Current:
Cash and cash equivalents	$771	$746
Trade receivables, less allowance for doubtful accounts of $37 and $44	833	689
Earned but unbilled receivables	135	154
Prepaid expenses and other current assets	166	163
Clearing broker assets	230	220
Deferred income taxes	7	2
Assets held for sale	1,339	1,321

Total current assets	3,481	3,295

Property and equipment, less accumulated depreciation of $1,109 and $1,258	892	877
Software products, less accumulated amortization of $1,203 and $1,376	723	586
Customer base, less accumulated amortization of $1,049 and $1,213	1,806	1,639
Other intangible assets, less accumulated amortization of $23 and $22	187	156
Trade name, less accumulated amortization of $7 and $10	1,023	1,020
Goodwill	4,856	4,853

Total Assets	$12,968	$12,426

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$9	$11
Accounts payable	63	40
Accrued compensation and benefits	284	293
Accrued interest expense	103	103
Other accrued expenses	407	349
Clearing broker liabilities	210	178
Deferred revenue	887	817
Deferred income taxes	—	127
Liabilities related to assets held for sale	243	254

Total current liabilities	2,206	2,172

Long-term debt	8,046	7,840
Deferred income taxes	1,109	1,035

Total liabilities	11,361	11,047

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,773	3,787
Accumulated deficit	(2,137)	(2,380)
Accumulated other comprehensive income (loss)	(29)	(28)

Total stockholder’s equity	1,607	1,379

Total Liabilities and Stockholder’s Equity	$12,968	$12,426

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		Restated (see Note 2)		Restated (see Note 2)
Revenue:
Services	$1,004	$1,043	$3,012	$3,060
License and resale fees	47	50	178	192

Total products and services	1,051	1,093	3,190	3,252
Reimbursed expenses	28	17	91	77

	1,079	1,110	3,281	3,329

Costs and expenses:
Cost of sales and direct operating	500	510	1,549	1,544
Sales, marketing and administration	245	291	753	832
Product development	62	74	194	228
Depreciation and amortization	70	67	209	204
Amortization of acquisition-related intangible assets	115	107	338	334
Goodwill impairment charge	205	—	205	—

	1,197	1,049	3,248	3,142

Operating income (loss)	(118)	61	33	187
Interest income	—	1	1	3
Interest expense and amortization of deferred financing fees	(160)	(129)	(479)	(396)
Other income (expense)	(9)	(1)	5	(2)

Income (loss) from continuing operations before income taxes	(287)	(68)	(440)	(208)
Benefit from (provision for) income taxes	26	27	79	58

Income (loss) from continuing operations	(261)	(41)	(361)	(150)
Income (loss) from discontinued operations, net of tax	(117)	(106)	(92)	(93)

Net income (loss)	$(378)	$(147)	$(453)	$(243)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
		Restated (see Note 2)
Cash flow from operations:
Net income (loss)	$(453)	$(243)
Income (loss) from discontinued operations	(92)	(93)

Income (loss) from continuing operations	(361)	(150)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	548	538
Goodwill impairment charge	205	—
Deferred income tax provision (benefit)	(93)	(85)
Stock compensation expense	23	23
Amortization of deferred financing costs and debt discount	33	29
Other noncash items	(1)	3
Accounts receivable and other current assets	175	134
Accounts payable and accrued expenses	(99)	(46)
Clearing broker assets and liabilities, net	(1)	(22)
Deferred revenue	(84)	(70)

Cash flow from (used in) continuing operations	345	354
Cash flow from (used in) discontinued operations	91	73

Cash flow from (used in) operations	436	427

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(62)	(35)
Cash paid for property and equipment and software	(212)	(183)
Other investing activities	6	(2)

Cash provided by (used in) continuing operations	(268)	(220)
Cash provided by (used in) discontinued operations	(10)	(7)

Cash provided by (used in) investment activities	(278)	(227)

Financing activities:
Cash received from borrowings, net of fees	22	1
Cash used to repay debt	(51)	(218)
Other financing activities	(4)	(10)

Cash provided by (used in) continuing operations	(33)	(227)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(33)	(227)

Effect of exchange rate changes on cash	(2)	(2)

Increase (decrease) in cash and cash equivalents	123	(29)
Beginning cash and cash equivalents includes cash of discontinued operations: (2010: $26; 2011: $7)	664	778

Ending cash and cash equivalents includes cash of discontinued operations: (2010: $44; 2011: $3)	$787	$749

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

Note 2. Restatement of Previously Reported Consolidated Financial Statements:

The Company determined that it should have recorded a $133 million deferred tax liability in connection with the classification of the Higher Education subsidiary as a discontinued operation in the third quarter of 2011 related to the book-over-tax basis difference in this subsidiary. This subsidiary was sold in the first quarter of 2012. The Audit Committee concluded, based on recommendations from the Company, that the unaudited interim consolidated financial statements as of and for the period ended September 30, 2011 should be restated. The nature and scope of the error and the impact such error had to the consolidated financial statements and related footnotes are summarized below.

The amounts in the tables below are applicable to each of SCC, SCCII and SDS unless parenthetically otherwise noted.

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Consolidated Balance Sheet

September 30, 2011

(In millions except share and per-share amounts)

(Unaudited)

Line-item Impacted	As originally Reported	Net Change	As Restated
Assets:
Deferred income taxes (current)	$8	$(6)	$2
Current assets	3,301	(6)	3,295
Total assets	12,432	(6)	12,426

Liabilities and Equity:
Deferred income taxes (current)	$0	$127	$127
Current liabilities (SCC & SCCII)	2,043	127	2,170
Current liabilities (SDS)	2,045	127	2,172
Total liabilities (SCC & SCCII)	10,923	127	11,050
Total liabilities (SDS)	10,920	127	11,047
Accumulated deficit (SCC)	(3,246)	(133)	(3,379)
Accumulated deficit (SCCII & SDS)	(2,247)	(133)	(2,380)
Total SunGard Capital Corp. stockholders’ equity (deficit) (SCC)	(557)	(133)	(690)
Total equity (SCC)	1,417	(133)	1,284
Total stockholders’ equity (SCCII)	1,485	(133)	1,352
Total stockholder’s equity (SDS)	1,512	(133)	1,379
Total liabilities and Equity	12,432	(6)	12,426

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Consolidated Statements of Operations

(In millions)

(Unaudited)

	Three Months Ended September 30, 2011
Line-item Impacted	As originally Reported	Net Change	As Restated
Income (loss) from discontinued operations, net of tax	$27	$(133)	$(106)
Net income (loss)	(14)	(133)	(147)
Net income (loss) attibutable to SunGard Capital Corp. (SCC)	(71)	(133)	(204)

	Nine Months Ended September 30, 2011
Line-item Impacted	As originally Reported	Net Change	As Restated
Income (loss) from discontinued operations, net of tax	$40	$(133)	$(93)
Net income (loss)	(110)	(133)	(243)
Net income (loss) attibutable to SunGard Capital Corp. (SCC)	(276)	(133)	(409)

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

Line-item Impacted	As originally Reported	Net Change	As Restated
Net loss	$(110)	$(133)	$(243)
Income (loss) from discontinued operations, net of tax	40	(133)	(93)

3. Revision:

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

4. Acquisitions and Discontinued Operations (as restated):

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2011		2010	2011
		As originally reported	As restated		As originally reported	As restated
Revenue	$162	$116	$116	$508	$373	$373

Operating Income (loss)	(100)	26	26	(52)	70	70
Income (loss) before income taxes	(100)	26	26	(52)	70	70
Benefit from (provision for) income taxes	(17)	1	(132)	(40)	(30)	(163)

Income (loss) from discontinued operations, net	($117)	$27	$(106)	($92)	$40	$(93)

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

Included in the benefit from (provision for) income taxes caption for the three and nine months ended September 30, 2011 is $133 million related to recording deferred taxes on the book-over-tax basis difference described in Note 2.

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

5. Trade Name and Goodwill:

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

6. Clearing Broker Assets and Liabilities:

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

7. Debt and Derivatives:

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

8. Fair Value Measurements:

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

9. Comprehensive Income (Loss) (as restated):

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholder’s equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2011		2010	2011
		as originally reported	as restated		as originally reported	as restated
Net income (loss)	$(378)	$(14)	$(147)	$(453)	$(110)	$(243)
Foreign currency translation gains (losses)	105	(81)	(81)	(34)	(6)	(6)
Unrealized gains (losses) on derivative instruments	6	2	2	9	7	7

Comprehensive income (loss)	$(267)	$(93)	$(226)	$(478)	$(109)	$(242)

10. Equity (as restated):

A rollforward of SCC’s equity for 2011 follows (in millions):

	SunGard Capital Corp. stockholders						Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity		Total		Temporary equity	Permanent equity	Total
Balance at December 31, 2010	$87	$11	$(330)		$(232)		$54	$1,782	$1,836
Net income (loss)	—	—	(409	)(1)	(409	)(1)	2	164	166
Foreign currency translation	—	—	(6)		(6)		—	—	—
Net unrealized gain on derivative instruments	—	—	7		7		—	—	—

Comprehensive income (loss)	—	—	(408	)(2)	(408	)(2)	2	164	166
Stock compensation expense	—	—	23		23		—	—	—
Termination of put options due to employee terminations and other	(39)	(5)	45		1		(29)	28	(1)
Issuance of common and preferred stock	(1)	—	4		3		(1)	1	—
Purchase of treasury stock	—	—	(2)		(2)		—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	7	1	(13)		(5)		5	—	5
Other	—	—	(9)		(9)		—	—	—

Balance at September 30, 2011	$54	$7	$(690	)(3)	$(629	)(4)	$31	$1,974	$2,005

Note: Restated balances were originally reported as follows:

(1)	Net income (loss) $(276)
(2)	Comprehensive income (loss) $(275)
(3)	Balance at September 30, 2011 $(557)
(4)	Balance at September 30, 2011 $(496)

A rollforward of SCC’s equity for 2010 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2009	$88	$11	$321	$420	$51	$1,593	$1,644
Net income (loss)	—	—	(600)	(600)	4	143	147
Foreign currency translation	—	—	(34)	(34)	—	—	—
Net unrealized gain on derivative instruments	—	—	9	9	—	—	—

Comprehensive income (loss)	—	—	(625)	(625)	4	143	147
Stock compensation expense	—	—	24	24	—	—	—
Termination of put options due to employee terminations and other	(2)	—	—	(2)	(1)	1	—
Purchase of treasury stock	—	—	(1)	(1)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	6	1	(10)	(3)	3	—	3

Balance at September 30, 2010	$92	$12	$(291)	$(187)	$57	$1,736	$1,793

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

11. Segment Information:

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

12. Related Party Transactions:

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

13. Supplemental Cash Flow Information:

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

14. Supplemental Guarantor Condensed Consolidating Financial Statements (as restated):

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

The adjustments identified in Note 2 have been reflected in the applicable line items for Parent Company and Consolidated in the tables below.

	Supplemental Condensed Consolidating Balance Sheet December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Assets
Current:
Cash and cash equivalents	$179	$4	$588	$—	$771
Intercompany balances	(6,865)	6,028	837	—	—
Trade receivables, net	2	617	349	—	968
Prepaid expenses, taxes and other current assets	2,545	71	308	(2,521)	403
Assets held for sale	—	1,323	19	(3)	1,339

Total current assets	(4,139)	8,043	2,101	(2,524)	3,481
Property and equipment, net	1	576	315	—	892
Intangible assets, net	150	3,050	539	—	3,739
Intercompany balances	(4)	—	4	—	—
Goodwill	—	3,739	1,117	—	4,856
Investment in subsidiaries	13,561	2,447	—	(16,008)	—

Total Assets	$9,569	$17,855	$4,076	$(18,532)	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$7	$—	$9
Accounts payable and other current liabilities	204	3,343	928	(2,521)	1,954
Liabilities related to assets held for sale	—	231	12	—	243

Total current liabilities	204	3,576	947	(2,521)	2,206
Long-term debt	7,607	2	437	—	8,046
Intercompany debt	(195)	65	250	(120)	—
Deferred income taxes	346	651	112	—	1,109

Total liabilities	7,962	4,294	1,746	(2,641)	11,361

Total stockholder’s equity	1,607	13,561	2,330	(15,891)	1,607

Total Liabilities and Stockholder’s Equity	$9,569	$17,855	$4,076	$(18,532)	$12,968

	Supplemental Condensed Consolidating Balance Sheet September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Assets
Current:
Cash and cash equivalents	$312	$(6)	$440	$—	$746
Intercompany balances	(5,960)	5,252	708	—	—
Trade receivables, net	1	588	254	—	843
Prepaid expenses, taxes and other current assets	1,523	76	415	(1,629)	385
Assets held for sale	—	1,310	15	(4)	1,321

Total current assets	(4,124)	7,220	1,832	(1,633)	3,295
Property and equipment, net	—	573	304	—	877
Intangible assets, net	129	2,785	487	—	3,401
Intercompany balances	250	5	(255)	—	—
Goodwill	—	3,733	1,120	—	4,853
Investment in subsidiaries	13,475	2,408	—	(15,883)	—

Total Assets	$9,730	$16,724	$3,488	$(17,516)	$12,426

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$3	$8	$—	$11
Accounts payable and other current liabilities	322	2,373	841	(1,629)	1,907
Liabilities related to assets held for sale	—	242	12	—	254

Total current liabilities	322	2,618	861	(1,629)	2,172
Long-term debt	7,610	3	227	—	7,840
Intercompany debt	83	23	11	(117)	—
Deferred income taxes	336	605	94	—	1,035

Total liabilities	8,351	3,249	1,193	(1,746)	11,047

Total stockholder’s equity	1,379	13,475	2,295	(15,770)	1,379

Total Liabilities and Stockholder’s Equity	$9,730	$16,724	$3,488	$(17,516)	$12,426

	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Total revenue	$—	$774	$348	$(43)	$1,079

Costs and expenses:
Cost of sales and direct operating	—	335	208	(43)	500
Sales, marketing and administration	26	110	109	—	245
Product development	—	17	45	—	62
Depreciation and amortization	—	48	22	—	70
Amortization of acquisition-related intangible assets	1	93	21	—	115
Goodwill impairment charge	—	205	—	—	205

	27	808	405	(43)	1,197

Operating income (loss)	(27)	(34)	(57)	—	(118)
Net interest income (expense)	(147)	(79)	66	—	(160)
Other income (expense)	(304)	(94)	(9)	398	(9)

Income (loss) from continuing operations before income taxes	(478)	(207)	—	398	(287)
Benefit from (provision for) income taxes	100	(73)	(1)	—	26

Income (loss) from continuing operations	(378)	(280)	(1)	398	(261)
Income (loss) from discontinued operations, net of tax	—	(23)	(93)	(1)	(117)

Net income (loss)	$(378)	$(303)	$(94)	$397	$(378)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$751	$359	$—	$1,110

Costs and expenses:
Cost of sales and direct operating	—	296	214	—	510
Sales, marketing and administration	40	135	116	—	291
Product development	—	20	54	—	74
Depreciation and amortization	—	45	22	—	67
Amortization of acquisition-related intangible assets	—	87	20	—	107

	40	583	426	—	1,049

Operating income (loss)	(40)	168	(67)	—	61
Net interest income (expense)	(89)	12	(51)	—	(128)
Other income (expense)	71	(80)	—	8	(1)

Income (loss) from continuing operations before income taxes	(58)	100	(118)	8	(68)
Benefit from (provision for) income taxes	44	(56)	39	—	27

Income (loss) from continuing operations	(14)	44	(79)	8	(41)
Income (loss) from discontinued operations, net of tax	(133)	27	(2)	2	(106)

Net income (loss)	$(147)	$71	$(81)	$10	$(147)

	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Total revenue	$—	$2,316	$1,083	$(118)	$3,281

Costs and expenses:
Cost of sales and direct operating	—	998	669	(118)	1,549
Sales, marketing and administration	75	360	318	—	753
Product development	—	53	141	—	194
Depreciation and amortization	—	146	63	—	209
Amortization of acquisition-related intangible assets	1	279	58	—	338
Goodwill impairment charge	—	205	—	—	205

	76	2,041	1,249	(118)	3,248

Operating income (loss)	(76)	275	(166)	—	33
Net interest income (expense)	(442)	(203)	167	—	(478)
Other income (expense)	(153)	(87)	4	241	5

Income (loss) from continuing operations before income taxes	(671)	(15)	5	241	(440)
Benefit from (provision for) income taxes	218	(138)	(1)	—	79

Income (loss) from continuing operations	(453)	(153)	4	241	(361)
Income (loss) from discontinued operations, net of tax	—	—	(91)	(1)	(92)

Net income (loss)	$(453)	$(153)	$(87)	$240	$(453)

(in millions)	Supplemental Condensed Consolidating Schedule of Operations Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,219	$1,110	$—	$3,329

Costs and expenses:
Cost of sales and direct operating	—	885	659	—	1,544
Sales, marketing and administration	104	387	341	—	832
Product development	—	58	170	—	228
Depreciation and amortization	—	137	67	—	204
Amortization of acquisition-related intangible assets	—	265	69	—	334

	104	1,732	1,306	—	3,142

Operating income (loss)	(104)	487	(196)	—	187
Net interest income (expense)	(294)	(101)	2	—	(393)
Other income (expense)	148	(132)	—	(18)	(2)

Income (loss) from continuing operations before income taxes	(250)	254	(194)	(18)	(208)
Benefit from (provision for) income taxes	140	(144)	62	—	58

Income (loss) from continuing operations	(110)	110	(132)	(18)	(150)
Income (loss) from discontinued operations, net of tax	(133)	40	—	—	(93)

Net income (loss)	$(243)	$150	$(132)	$(18)	$(243)

	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Cash flow from operations:
Net income (loss)	$(453)	$(153)	$(87)	$240	$(453)
Income (loss) from discontinued operations	—	—	(91)	(1)	(92)

Income (loss) from continuing operations	(453)	(153)	4	241	(361)
Non cash adjustments	214	631	111	(241)	715
Changes in operating assets and liabilities	(300)	370	(79)	—	(9)

Cash flow provided by (used in) continuing operations	(539)	848	36	—	345
Cash flow provided by (used in) discontinued operations	—	80	11	—	91

Cash flow provided by (used in) operations	(539)	928	47	—	436

Investment activities:
Intercompany transactions	653	(707)	54	—	—
Cash paid for acquired businesses, net of cash acquired	—	(57)	(5)	—	(62)
Cash paid for property and equipment and software	(1)	(158)	(53)	—	(212)
Other investing activities	(1)	9	(2)	—	6

Cash provided by (used in) continuing operations	651	(913)	(6)	—	(268)
Cash provided by (used in) discontinued operations	—	(8)	(2)	—	(10)

Cash provided by (used in) investment activities	651	(921)	(8)	—	(278)

Financing activities:
Net repayments of long-term debt	(43)	(5)	19	—	(29)
Other financing activities	(4)	—	—	—	(4)

Cash provided by (used in) continuing operations	(47)	(5)	19	—	(33)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(47)	(5)	19	—	(33)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	65	2	56	—	123
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$191	$(7)	$603	$—	$787

	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
(in millions)
Cash flow from operations:
Net income (loss)	$(243)	$150	$(132)	$(18)	$(243)
Income (loss) from discontinued operations	(133)	40	—	—	(93)

Income (loss) from continuing operations	(110)	110	(132)	(18)	(150)
Non cash adjustments	(71)	446	115	18	508
Changes in operating assets and liabilities	(202)	277	(79)	—	(4)

Cash flow provided by (used in) continuing operations	(383)	833	(96)	—	354
Cash flow provided by (used in) discontinued operations	—	75	(2)	—	73

Cash flow provided by (used in) operations	(383)	908	(98)	—	427

Investment activities:
Intercompany transactions	535	(772)	237	—	—
Cash paid for acquired businesses, net of cash acquired	—	(14)	(21)	—	(35)
Cash paid for property and equipment and software	(1)	(124)	(58)	—	(183)
Other investing activities	(3)	—	1	—	(2)

Cash provided by (used in) continuing operations	531	(910)	159	—	(220)
Cash provided by (used in) discontinued operations	—	(6)	(1)	—	(7)

Cash provided by (used in) investment activities	531	(916)	158	—	(227)

Financing activities:
Net repayments of long-term debt	(5)	—	(212)	—	(217)
Other financing activities	(10)	—	—	—	(10)

Cash provided by (used in) continuing operations	(15)	—	(212)	—	(227)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(15)	—	(212)	—	(227)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	133	(8)	(154)	—	(29)
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$312	$(7)	$444	$—	$749

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 4. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure.

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed on November 14, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011. In connection with our decision to restate our financial statements, as more fully described in Note 2 to the financial statements in this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded, as a result of the material weakness in our internal control over financial reporting as discussed below, that our disclosure controls and procedures were not effective as of September 30, 2011.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement described in Note 2 to the financial statements, we reevaluated our internal control over financial reporting as of September 30, 2011 and identified a material weakness in internal control over financial reporting related to the execution of a single control, as described below.

We did not fully execute, in a timely manner, our control over the calculation of our deferred income tax liability related to a significant, non-recurring transaction: the sale of our Higher Education business. When the aforementioned control was fully executed during December, although on an untimely basis, we identified the issue that ultimately resulted in the restatement. We have concluded that the deficiency is a material weakness.

Since the discovery of the deficiency in the execution of the control, we have performed a detailed review of our procedures involved in the calculation of our deferred income tax liability related to the sale of a business and more generally around our controls over income tax accounting for significant, non-recurring transactions. Management believes that the design of our internal control over financial reporting is effective and that this deficiency was a result of a deficiency in the execution of the control. Our conclusion that the design of the control is effective is supported by the fact that when the control operated fully, but on an untimely basis, in December, we reached the correct conclusion regarding the need to recognize a deferred tax liability and calculated the liability correctly. Therefore, management, with the participation of our Chief Executive Officer and Chief Financial Officer, expects to be able to report in the Form 10-K for the year ended December 31, 2011 that this deficiency has been remediated.

Notwithstanding the material weakness described above, we concluded that the interim financial statements included in this Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

Item 6. Exhibits:

Number	Document

10.1	Third Amendment, dated as of November 10, 2011, to the Amended and Restated Credit Agreement, dated as of June 9, 2009 (previously filed).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2011 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II

Dated: January 23, 2012	By:	/s/ Robert F. Woods
Robert F. Woods
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: January 23, 2012	By:	/s/ Robert F. Woods
Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Third Amendment, dated as of November 10, 2011, to the Amended and Restated Credit Agreement, dated as of June 9, 2009 (previously filed).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2011 and (iv) Notes to Consolidated Financial Statements.