Form 10-K
period 2011-12-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2012-03-16
CIK 789388, 1337272, 1337274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

SunGard Capital Corp.II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☑
SunGard Capital Corp. II	Yes ☐ No ☑
SunGard Data Systems Inc.	Yes ☐ No ☑

The aggregate market value of the registrants’ voting stock held by nonaffiliates is zero. The registrants are privately held corporations.

The number of shares of the registrants’ common stock outstanding as of March 1, 2012:

SunGard Capital Corp.:	256,624,031 shares of Class A common stock and 28,513,717 shares of Class L common stock
SunGard Capital Corp. II:	100 shares of common stock
SunGard Data Systems Inc.:	100 shares of common stock

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

We are one of the world’s leading software and technology services companies. We provide software and technology services to financial services, education and public sector organizations. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software. We serve approximately 25,000 customers in more than 70 countries. Our high quality software solutions, excellent customer support and specialized technology services result in strong customer retention rates across all of our business segments and create long-term customer relationships. We believe that we are one of the most efficient operators of mission-critical IT solutions as a result of the economies of scale we derive from serving multiple customers on shared processing platforms.

We operate our business in three segments: Financial Systems (“FS”), Availability Services (“AS”) and Other, which is comprised of K-12 Education (“K-12”) and Public Sector (“PS”). On January 19 and 20, 2012, the Company completed the sale of its Higher Education (“HE”) business, which is included in discontinued operations for purposes of this Report on Form 10-K.

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

AS provides disaster recovery services, managed services, information availability consulting services and business continuity management software to over 9,000 customers in North America and Europe. With five million square feet of data center and operations space, AS assists IT organizations across virtually all industry and government sectors to prepare for and recover from emergencies by helping them minimize their computer downtime and optimize their uptime. Through direct sales and channel partners, AS helps organizations ensure their people and customers have uninterrupted access to the information systems they need in order to do business.

Other (K-12 and PS) provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public and private schools, utilities, nonprofits and other public sector institutions.

With a large portfolio of proprietary products and services in each of our three business segments, we have a diversified and stable business. Our base of approximately 25,000 customers includes most of the world’s largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, school districts, local governments and nonprofit organizations. Our AS business serves customers across virtually all industries. Our revenue is highly diversified by customer and product. During each of the past three fiscal years, no single customer has accounted for more than 10% of total revenue. On average for the past three fiscal years, services revenue has been approximately 91% of total revenue. About 80% of services revenue is highly recurring as a result of multiyear contracts and is generated from (1) software-related services including software maintenance and support, processing and rentals and (2) recovery and managed services. The remaining services revenue includes (1) professional services, which are recurring in nature as a result of long-term customer relationships and (2) broker/dealer fees, which are largely correlated with trading volumes.

We were acquired in August 2005 in a leveraged buy-out (“LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG. As a result of the LBO, we are highly leveraged and our equity is not publicly traded.

Our Sponsors continually evaluate various strategic alternatives with respect to the Company, including a potential spin-off of the AS business to our current equity holders. We expect that if we were to spin-off the AS business, AS would incur new debt and we would repay a portion of our existing indebtedness. Additionally, along with any spin-off of AS, we would receive cash proceeds from an issuance of equity of one of our Parent Companies. There can be no assurance that we will ultimately pursue any strategic alternatives with respect to any business segment, including AS, or an equity issuance or, if we do, what the structure or timing for any such transaction would be.

To the extent required by ITEM 1 of Form 10-K, financial information regarding our business segments is included in Note 12 to our Consolidated Financial Statements.

Business Segment Overview

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

Our FS business offers software and technology services to a broad range of users, including asset managers, chief financial officers, compliance officers, custodians, fund administrators, insurers and reinsurers, market makers, plan administrators, registered investment advisors, treasurers, traders and wealth managers. At the beginning of 2012, we realigned our FS businesses to better serve the needs of our customers. To provide our solutions, FS is grouped into businesses that focus on the specific requirements of our customers, as follows:

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

Capital Markets:    Our capital markets solutions help banks, broker/dealers, futures commission merchants and other financial institutions to increase the efficiency, transparency and control of their trading operations across multiple platforms, asset classes and markets. Supporting the entire trade lifecycle from front-to-back, these solutions provide everything from connectivity, execution services and risk management to securities finance, collateral management and compliance. Additionally, these solutions help customers to create and manage consolidated views across all their positions and risk.

Corporate Liquidity & Energy:    Our solutions for corporate liquidity help businesses facilitate connectivity between their buyers, suppliers, banks, data providers and other stakeholders to increase visibility of cash, improve communication and response time, reduce risk, and help drive maximum value from working capital. Our end-to-end collaborative financial management framework helps chief financial officers and treasurers bring together receivables, treasury and payments for a single view of cash and risk, and to optimize business processes for enhanced liquidity management. Our energy and commodities solutions help energy companies, corporate hedgers, hedge funds and financial services firms to compete efficiently in global energy and commodities markets by streamlining and integrating the trading, risk management and operations of physical commodities and their associated financial instruments.

Insurance:    We provide solutions for the insurance industry in each of the following major business lines: life and health, annuities and pensions, property and casualty, reinsurance and asset management. Our software and services support functions from the front-office through the back-office, from customer service, policy administration and actuarial calculations to financial and investment accounting and reporting.

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

FS also has a global services organization that delivers business consulting, technology and managed and professional services for financial services institutions, energy companies and corporations. Leveraging our global delivery model, our consultants and developers worldwide help customers manage their complex data needs, optimize end-to-end business processes and assist with systems integration, while providing full application development, maintenance, testing and support services.

The FS segment is organized to align with customer-facing business areas. FS revenue by business area based on the 2011 organizational structure was as follows (in millions):

	2010	2011
Capital Markets	$670	$730
Global Trading	659	567
Asset Management	362	388
Wealth Management	389	367
Banking	203	229
Corporate Liquidity	175	190
Insurance	175	175
Other	174	189

Total Financial Systems	$2,807	$2,835

FS revenues by customer-facing business area based on the new 2012 alignment (in millions):

	2010	2011
Capital Markets	$1,166	$1,129
Asset Management	430	466
Wealth Management	374	357
Corporate Liquidity & Energy	257	264
Banking	231	252
Insurance	175	175
Other	174	192

Total Financial Systems	$2,807	$2,835

Availability Services

AS helps customers improve the resilience of their mission critical systems by designing, implementing and managing cost-effective solutions using people, processes and technology to address enterprise IT availability needs. As the pioneer of commercial disaster recovery in the 1970s, we believe our specialization in information availability solutions, together with our vast experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, have uniquely positioned us to meet customers’ varied needs in an environment in which businesses are critically dependent on the availability of IT. Our comprehensive portfolio of services extends from always-ready standby services to high availability advanced recovery services and always-on production and managed services. This includes planning and provisioning of enterprise cloud computing and SaaS platforms. Additionally, we provide business continuity management software and consulting services to help customers design, implement and maintain plans to protect their central business systems. To serve our more than 9,000 customers, we have approximately 5,000,000 square feet of data center and operations space at over 80 facilities in ten countries. Since inception, we have helped customers recover from unplanned interruptions resulting from major disasters including the Gulf Coast hurricanes in 2008, widespread flooding in the UK in 2007, hurricane Katrina and Gulf Coast hurricanes in 2005, Florida hurricanes in 2004, the Northeast U.S. blackout in 2003, and the terrorist attacks of September 11, 2001.

We provide the following four categories of services: recovery services, managed services, consulting services and business continuity management software. The combination of all services provides our customers with a complete set of IT operations and information availability management solutions.

Although high availability and recovery services remain our principal revenue generating services, managed services, consulting services and business continuity management software increasingly account for a greater percentage of new sales. Because advanced recovery and managed services are often unique to individual customers and utilize a greater proportion of dedicated (versus shared) resources, they typically require modestly more capital expenditures. Cloud solutions, however, are changing industry economics to allow for lower-cost, partially dedicated solutions.

Recovery Services:    We help customers maintain access to the information and computer systems needed to run their businesses by providing cost-effective solutions to keep IT systems operational and secure in the event of an unplanned business disruption. These business disruptions can range from man-made events (e.g., power outages, telecommunications disruptions and acts of terrorism) to natural disasters (e.g., floods, hurricanes and earthquakes). We offer a complete range of recovery services tailored to application uptime requirements. These requirements are typically based on the criticality of the supported business processes. Some of these solutions can be delivered using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers. Recovery services range from basic standby infrastructure recovery services, workforce continuity services, and mobile recovery options to advanced recovery or high availability solutions. Managed recovery services represents a growing area, with industry regulations and the growing complexity of heterogeneous environments (i.e., cloud, virtual, physical) fuelling demand. Our managed recovery program offering—in which AS personnel lead planning, set-up, maintenance, testing and execution of a recovery solution—addresses key customer needs. Demand has also increased for cloud-based recovery services.

Managed Services:    We provide IT infrastructure and production services that customers use to run their businesses on a day-to-day basis. These services range from co-located IT infrastructure (e.g., we provide data center space, power, cooling and network connectivity) to fully managed infrastructure services (e.g., we fully manage the daily operation of a customer’s IT infrastructure). Managed services help customers augment their IT resources and skills without having to hire full-time internal IT staff and make capital investments in infrastructure. In addition to managed hosting services for physical infrastructures, cloud hosting as well as managed services solutions spanning mixed physical and virtual environments are becoming more commonplace. In 2010, we launched enterprise-grade cloud services and have augmented these with high availability, multi-site solutions and private cloud options in 2011. Geographically, we deliver cloud services out of the U.S., Canada and Great Britain and a lower-cost cloud option out of Ireland.

Consulting Services:    We offer consulting services to help customers solve critical business availability and IT infrastructure problems. AS realigned its consulting organization in 2011 to follow a traditional partner-led practice model. Current capabilities include enterprise resiliency, technology architecture and infrastructure operations, taken to market through vertical practices focused in financial services, healthcare, manufacturing, energy and outsourcing. Consulting services focused on addressing operational risk primarily for financial institutions were also launched in 2011.

Business Continuity Management Software:    We provide customized software that facilitates business continuity, with automated business continuity management (BCM) systems and incident management modules for more than 1,600 customers. There are strong growth prospects driven by customers’ lack of internal IT expertise, the required familiarity with the regulatory environment and the growing demand for centralization of BCM planning and governance.

Availability Services operates across the UK and in Europe, delivering a very similar set of services as in the Americas. With locations in the UK, Ireland, France, Sweden, Belgium and Luxembourg, we have considerable ability to support customers from the European Union territories. Recently opened India operations provides workforce continuity services out of two locations.

Other

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

Public Sector:    PS provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, utilities and public sector institutions as well as nonprofits. More than 120 million citizens in North America live in municipalities that rely on our products and services. Our public administration solutions support a range of specialized enterprise resource planning and administrative processes for functions such as accounting, human resources, payroll, utility billing, land management and managed IT services. Public safety and justice agencies use our solutions to manage emergency dispatch operations, citizen and incident records, mobile computing in the field, and the operation of courts and jails. Our e-Government solutions help local governments to use the Internet and wireless technologies to serve their constituents. In December 2010, we sold our Public Sector U.K. operation.

Acquisitions

To complement our organic growth, we have a highly disciplined program to identify, evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2011, we spent approximately $35 million in cash to acquire five businesses. The following table lists the businesses we acquired in 2011:

Acquired Company/Business	Date Acquired	Description
PredictiveMetrics, Inc.	01/31/11	A provider of predictive scoring and analytical services.

Valuelink Information Systems Limited	03/22/11	A provider of validated financial data solutions.

Stratix Technologies Inc.	03/31/11	A provider of IT consulting services to Canadian financial services companies.

Finace	8/31/11	A provider of securities lending and collateral management software.

Northern Arch	9/30/11	A global leasing and financing process management solution.

Product Development

We continually support, upgrade and enhance our systems and develop new products to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology.

Our expenditures for software development during the years ended December 31, 2010 and 2011, including amounts that were capitalized, totaled approximately $191 million and $212 million, respectively. In 2010 and 2011, software development expenses were 6% and 7%, respectively, of revenue from software and processing solutions. These amounts do not include routine software support costs, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our FS solutions are marketed throughout North America and Western Europe and many are marketed worldwide, including Asia Pacific, Central and Eastern Europe, the Middle East, Africa and Latin America. Our AS solutions are marketed primarily in North America and Europe. Our K-12 and PS solutions are marketed in North America. Our revenue from sales outside the United States during the years ended December 31, 2009, 2010 and 2011 totaled approximately $1.45 billion, $1.50 billion and $1.67 billion, respectively.

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

Availability Services.    In our AS business, the greatest source of competition for recovery and advanced recovery services is in-house dedicated solutions that the enterprise develops and maintains internally instead of purchasing from a services provider. The declining cost of infrastructure has made these solutions more accessible, yet the growing complexity of IT environments driven by cloud and virtualization has increased the challenge of sustaining in-house business continuity programs. Historically, the single largest commercial competitor for recovery and advanced recovery services has been IBM Corporation, which, like us, currently provides the full continuum of information availability services. We also face moderate competition from specialized vendors, including hardware manufacturers, data-replication and virtualization software companies, outsourcers, managed hosting companies; IT services companies and telecommunications companies. Competition among managed services, including cloud and data center service providers, is fragmented across various competitor types, such as major telecommunication providers, IT outsourcers, niche cloud vendors, real estate investment trusts and regional colocation providers. We compete effectively with respect to the key competitive dimensions in the information availability industry, namely economies of scale, quality of infrastructure, scope and quality of services, including breadth of supported hardware platforms and network capacity, level and quality of customer support, level of technical expertise, vendor neutrality, and price. We are positioned with important competitive advantages including our experience, reliability and reputation as an innovator in information availability solutions, our proven track record, our financial stability and our ability to provide the entire portfolio of information availability services as a single vendor solution.

Employees

As of December 31, 2011, we had approximately 17,500 employees in continuing operations. Our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS). We believe that our employee relations are excellent.

ITEM 1A.	RISK FACTORS

Certain of the matters we discuss in this Report on Form 10-K may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	general economic and market conditions;

•	the condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	our high degree of debt-related leverage;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the trend in information availability toward solutions utilizing more dedicated resources;

•	the market and credit risks associated with broker/dealer operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business;

•	the integration and performance of acquired businesses;

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents;

•	a material weakness in our internal controls; and

•	unanticipated changes in our tax provision or the adoption of new tax legislation.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit agreement and the indentures relating to our senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

To the extent newly adopted regulations negatively impact the business, operations or financial condition of our customers, our business and financial results could be adversely affected. We could be required to invest a significant amount of time and resources to comply with additional regulations or to modify the manner in which we provide products and services to our customers; and such regulations could limit how much we can charge for our services. We may not be able to update our existing products and services, or develop new ones at all or in a timely manner, to satisfy our customers’ needs. Any of these events, if realized, could have a material adverse effect on our business and financial results.

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

Our application service provider systems maintain and process confidential data on behalf of our customers, some of which is critical to their business operations. For example, our capital markets systems maintain account and trading information for our customers and their clients, and our wealth management and insurance systems maintain investor account information for retirement plans, insurance policies and mutual funds. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. If our application service provider systems are disrupted or fail for any reason, or if our systems or facilities are infiltrated or damaged by unauthorized persons, our customers could experience data loss, financial loss, harm to reputation and significant business interruption. If that happens, we may be exposed to unexpected liability, our customers may leave, our reputation may be tarnished, and there could be a material adverse effect on our business and financial results.

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

Customers taking their information availability solutions in-house or leveraging inexpensive shared cloud-based solutions may create greater pressure on our organic revenue growth rate.

Our AS solutions allow customers to leverage our technology expertise and process-IP, resource management capabilities and substantial infrastructure investments. Technological advances in recent years have significantly reduced the cost and the complexity of developing in-house solutions. Some customers, especially among the very largest having significant IT resources, prefer to develop and maintain their own in-house availability solutions, which can result in a loss of revenue from those customers. If this trend continues or worsens, there will be continued pressure on our organic revenue growth rate. Also, cloud-based solutions are often perceived as inherently redundant and highly available. This is a misconception, as high availability is only provided when expressly engineered into a cloud environment. However, this belief along with the opportunity to leverage inexpensive cloud infrastructure for shared recovery options can, over time, become a more significant competitive threat especially in the area of availability solutions for less critical applications.

The trend toward information availability solutions utilizing more single customer dedicated resources likely will lower our overall operating margin rate over time.

In the information availability services industry, especially among our more sophisticated customers, there is preference for solutions that utilize some level of dedicated resources, such as blended advanced recovery services and managed services. The primary reason for this is that adding dedicated resources, although more costly, provides greater control, increases security, reduces data loss and facilitates quicker responses to business interruptions. Advanced recovery services often result in greater use of dedicated resources with a modest decrease in operating margin rate. Managed services require significant dedicated resources and, therefore, have an appropriately lower operating margin rate.

Our brokerage operations are highly regulated and are riskier than our other businesses.

Organizations like the SEC, the Financial Services Authority and the Financial Industry Regulatory Authority can, among other things, fine, censure, issue cease-and-desist orders and suspend or expel a broker/dealer or any of its officers or employees for failures to comply with the many laws and regulations that govern brokerage activities. Such sanctions may arise out of currently-conducted activities or those conducted in prior periods. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance and enforcement of an effective brokerage compliance program. Our failure to establish, maintain and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

We are exposed to certain risks relating to the execution and clearance services provided by our brokerage operations to customers and counterparties (including other broker/dealers), active traders, hedge funds, and other institutional and noninstitutional clients. These risks include, but are not limited to, customers failing to pay for securities commitments in the marketplace, trading errors, the inability or failure to settle trades, and trade execution or clearance systems failures. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we may not be able to limit our liability for trading losses even when we are not at fault. As a result we may suffer losses that are disproportionate to the relatively modest profit contributions of this business.

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

Our acquisition program is part of our strategy but, because of the uncertainties involved, this program may not be successful and we may not be able to successfully integrate and manage acquired businesses.

Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. There can be no assurance that our acquisition program will be successful or that we will be able to identify suitable acquisition candidates and successfully complete acquisitions. In addition, we may finance any future acquisition with debt, which would increase our overall levels of indebtedness and related interest costs. If we are unable to successfully integrate and manage acquired businesses, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected, be subject to an adverse litigation outcome or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

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

We could lose revenue due to “fiscal funding” or “termination for convenience” clauses in certain customer contracts, especially in our K-12 and PS businesses.

Certain of our customer contracts, particularly those with governments and school districts, may be partly or completely terminated by the customer due to budget cuts or sometimes for any reason at all. These types of clauses are often called “fiscal funding” or “termination for convenience” clauses. If a customer exercises one of these clauses, the customer would be obligated to pay for the services we performed up to the date of exercise, but would not have to pay for any further services. In addition, governments and school districts may require contract terms that differ from our standard terms. While we have not been materially affected by exercises of these clauses or other unusual terms in the past, we may be in the future. If customers that collectively represent a substantial portion of our revenue were to invoke the fiscal funding or termination for convenience clauses of their contracts, our future business and results of operations could be adversely affected.

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

We have concluded that our internal control over financial reporting was not effective as of December 31, 2011 as a result of our identification of a material weakness related to accounting for deferred income taxes. A material weakness in our internal controls could have a material adverse affect on us.

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

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2011, we identified a material weakness related to our accounting for deferred income taxes. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A of this Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We plan to implement a number of remediation steps to address the material weakness as described in Item 9A of this Report. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, any one of which could adversely affect our business prospects.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of March 1, 2012, there were 376 holders of record of each of Class A common stock and Class L common stock of SCC, and there was one holder of record of common stock of SunGard.

See ITEM 7-LIQUIDITY AND CAPITAL RESOURCES—COVENANT COMPLIANCE for a description of restrictions on our ability to pay dividends.

Item 6.	SELECTED FINANCIAL DATA

SunGard Capital Corp.

(in millions)	2007	2008	2009	2010	2011
Income Statement Data (1)
Revenue	$4,154	$4,861	$4,806	$4,490	$4,499
Operating income (loss)	522	534	(686)	205	333
Net loss from continuing operations	(121)	(146)	(1,184)	(414)	(75)
Net income (loss) from discontinued operations	61	(96)	67	(156)	(76)
Net loss	(60)	(242)	(1,117)	(570)	(151)

Cash Flow Data
Cash flow from operations	$689	$384	$640	$721	$678

Balance Sheet Data
Total assets	$14,842	$15,778	$13,980	$12,968	$12,550
Total short-term and long-term debt	7,485	8,875	8,315	8,055	7,829
Equity	3,384	2,869	1,914	1,452	1,375

SunGard Capital Corp. II

(in millions)	2007	2008	2009	2010	2011
Income Statement Data (1)
Revenue	$4,154	$4,861	$4,806	$4,490	$4,499
Operating income (loss)	523	534	(686)	205	333
Net loss from continuing operations	(121)	(146)	(1,185)	(414)	(75)
Net income (loss) from discontinued operations	61	(96)	67	(156)	(76)
Net loss	(60)	(242)	(1,118)	(570)	(151)

Cash Flow Data
Cash flow from operations	$701	$385	$640	$721	$678

Balance Sheet Data
Total assets	$14,840	$15,778	$13,980	$12,968	$12,550
Total short-term and long-term debt	7,485	8,875	8,315	8,055	7,829
Stockholders’ equity	3,505	3,011	2,026	1,567	1,433

SunGard Data Systems Inc.

(in millions)	2007	2008	2009	2010	2011
Income Statement Data (1)
Revenue	$4,154	$4,861	$4,806	$4,490	$4,499
Operating income (loss)	523	534	(686)	205	333
Net loss from continuing operations	(121)	(146)	(1,185)	(414)	(73)
Net income (loss) from discontinued operations	61	(96)	67	(156)	(76)
Net loss	(60)	(242)	(1,118)	(570)	(149)

Cash Flow Data
Cash flow from operations	$701	$385	$639	$721	$678

Balance Sheet Data
Total assets	$14,840	$15,778	$13,980	$12,968	$12,550
Total short-term and long-term debt	7,485	8,875	8,315	8,055	7,829
Stockholder’s equity	3,556	3,063	2,067	1,607	1,461

(1)	Included in 2007 loss from continuing operations is $28 million of expense associated with the early retirement of $400 million of senior floating rate notes due 2013, of which $19 million represented the retirement premium paid to noteholders.

Included in 2008 loss from continuing operations are intangible asset write-offs of $67 million and foreign currency losses and unused alternative financing commitment fees associated with the acquisition of GL TRADE S.A. of $17 million. Included in 2008 income from discontinued operations is a goodwill impairment charge of $128 million.

Included in 2009 loss from continuing operations is a goodwill impairment charge of $1.13 billion and intangible asset write-offs of $35 million.

Included in 2010 loss from continuing operations are goodwill impairment charges of $205 million and $58 million of expense, including tender and call premiums of $39 million, associated with the early retirement of $1.6 billion senior notes due 2013 and euro denominated term loans. Included in 2010 loss from discontinued operations are goodwill impairment charges of $123 million and a loss on disposal of discontinued operations of $94 million.

Included in 2011 loss from continuing operations are goodwill impairment charges of $48 million that are related to prior year periods but have been corrected in 2011 and an income tax benefit of $48 million reflecting the amortization of the deferred tax liability which benefit would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made. Included in 2011 income (loss) from discontinued operations is $135 million of deferred tax expense related to the book-over-tax basis difference of a HE subsidiary that is classified as held for sale at December 31, 2011 and a goodwill impairment charge of $3 million.

See Notes 1, 2 and 6 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the world’s leading software and technology services companies. We provide software and technology services to financial services, education and public sector organizations. We also provide disaster recovery services, managed services, information availability consulting services and business continuity management software. We serve approximately 25,000 customers in more than 70 countries. Our high quality software solutions, excellent customer support and specialized technology services result in strong customer retention rates across all of our business segments and create long-term customer relationships. We believe that we are one of the most efficient operators of mission-critical IT solutions as a result of the economies of scale we derive from serving multiple customers on shared processing platforms.

We operate our business in three segments: Financial Systems (“FS”), Availability Services (“AS”) and Other, which is comprised of K-12 Education (“K-12”) and Public Sector (“PS”). Our FS segment primarily serves financial services companies, corporate and government treasury departments and energy companies. Our AS segment serves IT-dependent companies across virtually all industries. Our Other segment primarily serves state and local governments, nonprofit organizations and K-12 school districts and private schools throughout the U.S.

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

AS provides disaster recovery services, managed IT services, information availability consulting services and business continuity management software to over 9,000 customers in North America and Europe. With five million square feet of data center and operations space, AS assists IT organizations across virtually all industry and government sectors to prepare for and recover from emergencies by helping them minimize their computer downtime and optimize their uptime. Through direct sales and channel partners, AS helps organizations ensure their people and customers have uninterrupted access to the information systems they need in order to do business.

Other provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public and private schools, utilities, nonprofits and other public sector institutions.

SunGard’s results of operations typically trail current economic activity, largely due to the multi-year contracts that generate the majority of our revenue. We participate in the financial services and public sector industries and, in our availability services business, across a broad cross-section of the economy. Each of these sectors, to varying degrees, has experienced some disruption. The results in 2010 and 2011 reflect the impact of these challenging economic conditions. In response, we are focused on right-sizing our expense base in line with expected revenue opportunities but have continued to invest in capital spending, product development and to opportunistically acquire technology through acquisitions.

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

We are required to perform a goodwill impairment test, a two-step test, annually and more frequently when negative conditions or a triggering event arise. We complete our annual goodwill impairment test as of July 1 for each of our 13 reporting units. In step one, the estimated fair value of each reporting unit is compared to its carrying value. We estimate the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than the carrying value), a step two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with any resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. The guidance is effective January 1, 2012 with early adoption permitted. The Company will adopt this guidance for our 2012 goodwill impairment test.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For our most recent annual impairment test as of July 1, 2011, the discount rates used were between 10% and 12% and perpetual growth rates used were between 3% or 4%, based on the specific characteristics of the reporting unit. Based on the results of the step one tests, the Company determined that the fair values of each of its reporting units exceeded carrying value and a step two test was not required for any of the 13 reporting units.

The Company has three reporting units, whose goodwill balances in the aggregate total $1.2 billion as of December 31, 2011, where the excess of the estimated fair value over carrying value of the reporting unit was less than 15% of the carrying value as of the July 1, 2011 impairment test. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause each of these reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired. Furthermore, if any of these units fail to achieve expected performance levels in the next twelve months or experience a downturn in the business below current expectations, goodwill could be impaired. The Company’s remaining 10 reporting units each had estimated fair values which exceeded of the carrying value of the reporting unit by at least 20% as of the July 1, 2011 impairment test. Two of the Company’s 13 reporting units, whose combined goodwill balance was $929 million and was included in assets held for sale as of December 31, 2011, were sold in connection with the HE sale in January 2012.

In 2009, we recorded an adjustment to the state income tax rate used to calculate the deferred income tax liabilities associated with the intangible assets at the LBO date which resulted in reductions to our deferred tax liability and goodwill balances of approximately $114 million. During 2011 we determined that the 2009 adjustment was incorrect and have reversed it, thereby increasing the deferred tax liability and goodwill balances each by approximately $100 million for continuing operations and $14 million for assets (liabilities) held for sale. During 2011, as a result of this correction, we recorded a goodwill impairment charge of $48 million, of which $36 million related to the impairment charge in 2009 and $12 million related to the impairment charge in 2010, and recorded a $3 million goodwill impairment charge in discontinued operations that related to the 2010 impairment charge. In addition, we recorded an income tax benefit of $48 million, of which $35 million related to prior periods, reflecting the amortization of the deferred income tax liability which benefit would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made. Had we recorded the goodwill impairment charges in the correct periods, the impairment charge for 2009 would have been $1.162 billion, and the impairment charge in 2010 would have been $217 million. We have assessed the impact of correcting these errors in the current period and do not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2011 financial statements. As a result, we have not restated any prior period amounts.

Based on the results of the step one test for the July 1 annual impairment test for 2010, we determined that the carrying values of our PS reporting unit, our Public Sector United Kingdom (“PS UK”) reporting unit, which has since been sold and is included in discontinued operations, and our Higher Education Managed Services (“HE MS”) reporting unit, which, along with the remainder of HE, was sold in January 2012 and is included in discontinued operations, were in excess of their respective fair values and a step two test was required for each of these reporting units. The primary driver for the decline in the fair value of the reporting units compared to the prior year is the reduction in the perpetual growth rate assumption used for each of these three reporting units, stemming from the recent disruption in the global financial markets, particularly the markets which these three reporting units serve. Furthermore, there was a decline in the cash flow projections for the PS and PS UK reporting units, compared to those used in the 2009 goodwill impairment test, as a result of decline in the overall outlook for these two reporting units. Additionally, the discount rate assumption used for the PS UK reporting unit was higher than the discount rate used in the 2009 impairment test.

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

In completing the step two tests to determine the implied fair value of goodwill and therefore the amount of impairment, we first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, we determined that the carrying value of goodwill exceeded its implied fair value for each of the three reporting units and recorded a goodwill impairment charge of $328 million, of which $205 million is presented in continuing operations and $123 million in discontinued operations.

During 2009, based on an evaluation of year-end results and a reduction in the revenue growth outlook for the AS business, we concluded that AS had experienced a triggering event in its North American reporting unit (“AS NA”), one of two reporting units identified in the July 1, 2009 annual impairment test where the excess of the estimated fair value over the carrying value was less than 10%. As a result, we determined that the carrying value of AS NA was in excess of its fair value. In completing the step two test, we determined that the carrying value of AS NA’s goodwill exceeded its implied fair value by $1.126 billion and recorded a goodwill impairment charge for this amount.

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

We generate revenue from the following sources: (1) services revenue, which includes revenue from processing services, software maintenance and support, software rentals, recovery and managed services, professional services and broker/dealer fees; and (2) software license fees, which result from contracts that permit the customer to use a SunGard product at the customer’s site.

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

In some software related multiple-element arrangements, the maintenance or services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the maintenance or services are performed based on VSOE of the services.

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

For our non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. During 2009 the fair value of each undelivered element was determined using VSOE, and the residual method was used to assign a fair value to the delivered element if its VSOE was not available. Under the new rules for 2010 and 2011 described above, the selling price for each element is based upon the following selling price hierarchy: VSOE then TPE then BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions. Since under the new hierarchy a fair value for each element will be determinable, the residual method is no longer used.

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

Results of Operations

We evaluate performance of our segments based on operating results before interest, income taxes, goodwill impairment charges, amortization of acquisition-related intangible assets, stock compensation and certain other costs (see Note 12 of Notes to Consolidated Financial Statements). During 2010, we sold our PS UK operation which is presented as discontinued operations. In January 2012, we sold our Higher Education business which is also presented as discontinued operations.

Except as otherwise noted, all explanations below refer to changes in results excluding the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present this information, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency. Also, percentages may not add due to rounding.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

						Constant Currency
	Year Ended December 31, 2010		Year Ended December 31, 2011		Percent Increase (Decrease) 2011 vs. 2010	Year Ended December 31, 2011		Percent Increase (Decrease) 2011 vs. 2010
(in millions)		percent of revenue		percent of revenue			percent of revenue
Revenue
Financial systems (FS)	$2,807	63%	$2,835	63%	1%	$2,775	63%	(1)%
Availability services (AS)	1,469	33%	1,461	32%	(1)%	1,441	33%	(2)%
Other (1)	214	5%	203	5%	(5)%	203	5%	(5)%

	$4,490	100%	$4,499	100%	—%	$4,419	100%	(2)%

Costs and Expenses
Cost of sales and direct operating	$1,937	43%	$1,891	42%	(2)%	$1,855	42%	(4)%
Sales, marketing and administration	1,042	23%	1,095	24%	5%	1,071	24%	3%
Product development and maintenance	372	8%	422	9%	14%	408	9%	10%
Depreciation and amortization	278	6%	272	6%	(2)%	268	6%	(4)%
Amortization of acquisition- related intangible assets	451	10%	438	10%	(3)%	435	10%	(3)%
Goodwill impairment	205	5%	48	1%	(77)%	48	1%	(77)%

	$4,285	95%	$4,166	93%	(3)%	$4,085	92%	(5)%

Operating Income
Financial systems (2)	$622	22%	$600	21%	(4)%	$603	22%	(3)%
Availability services (2)	326	22%	321	22%	(2)%	316	22%	(3)%
Other (1)(2)	57	27%	57	28%	(2)%	57	28%	(2)%
Corporate administration	(71)	(2)%	(96)	(2)%	(34)%	(96)	(2)%	(34)%
Amortization of acquisition- related intangible assets	(451)	(10)%	(438)	(10)%	3%	(435)	(10)%	3%
Goodwill impairment	(205)	(5)%	(48)	(1)%	77%	(48)	(1)%	77%
Stock Compensation expense	(29)	(1)%	(33)	(1)%	(12)%	(33)	(1)%	(12)%
Other costs (3)	(44)	(1)%	(30)	(1)%	32%	(30)	(1)%	32%

	$205	5%	$333	7%	62%	$334	8%	62%

(1)	Other includes our PS and K-12 businesses. The K-12 business had been included in our Higher Education segment prior to our agreement in the third quarter of 2011 to sell our Higher Education business excluding K-12 (“HE”). As a result of that agreement, HE is now included in discontinued operations.

(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.

(3)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

						Constant Currency
	Year Ended December 31, 2010		Year Ended December 31, 2011		Percent Increase (Decrease) 2011 vs. 2010	Year Ended December 31, 2011		Percent Increase (Decrease) 2011 vs. 2010
(in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems
Services	$2,448	55%	$2,503	56%	2%	$2,453	56%	—%
License and resale fees	257	6%	259	6%	1%	250	6%	(3)%

Total products and services	2,705	60%	2,762	61%	2%	2,703	61%	—%
Reimbursed expenses	102	2%	73	2%	(29)%	72	2%	(29)%

	$2,807	63%	$2,835	63%	1%	$2,775	63%	(1)%

Availability Services
Services	$1,452	32%	$1,438	32%	(1)%	$1,419	32%	(2)%
License and resale fees	3	—%	3	—%	1%	3	—%	—%

Total products and services	1,455	32%	1,441	32%	(1)%	1,422	32%	(2)%
Reimbursed expenses	14	—%	20	—%	40%	19	—%	35%

	$1,469	33%	$1,461	32%	(1)%	$1,441	33%	(2)%

Other
Services	$175	4%	$173	4%	(1)%	$173	4%	(1)%
License and resale fees	35	1%	27	1%	(21)%	27	1%	(21)%

Total products and services	210	5%	200	4%	(5)%	200	5%	(5)%
Reimbursed expenses	4	—%	3	—%	(17)%	3	—%	(17)%

	$214	5%	$203	5%	(5)%	$203	5%	(5)%

Total Revenue
Services	$4,075	91%	$4,114	91%	1%	$4,045	92%	(1)%
License and resale fees	295	7%	289	6%	(2)%	280	6%	(5)%

Total products and services	4,370	97%	4,403	98%	1%	4,325	98%	(1)%
Reimbursed expenses	120	3%	96	2%	(20)%	94	2%	(21)%

	$4,490	100%	$4,499	100%	—%	$4,419	100%	(2)%

Results of operations, excluding broker/dealer business

We assess our performance both with and without one of our global trading businesses, a broker/dealer with an inherently lower margin than our other FS businesses, whose performance is a function of market volatility and customer mix (the “Broker/Dealer”). By excluding the Broker/Dealer’s results, we are able to perform additional analysis of our business which we believe is important in understanding the results of both the Broker/Dealer and the other FS businesses. We use the information excluding the Broker/Dealer for a variety of purposes and we regularly communicate our results excluding this business to our board of directors.

The following is a reconciliation of revenue excluding the Broker/Dealer and operating income (loss) excluding the Broker/Dealer, which are each non-GAAP measures, to the corresponding reported GAAP measures that we believe to be most directly comparable. While these adjusted results are useful for analysis purposes, they should not be considered as an alternative to our reported GAAP results.

	Year Ended December 31,
	2010		2011		% change	Constant Currency
						2011		% change
Revenue
Total	$4,490		$4,499		—%	$4,419		(2)%
Less Broker/Dealer business	184		79			79

Total excluding Broker/Dealer business	$4,306		$4,420		3%	$4,340		1%

Financial Systems	$2,807		$2,835		1%	$2,775		(1)%
Less Broker/Dealer business	184		79			79

Financial Systems excluding Broker/Dealer business	$2,623		$2,756		5%	$2,696		3%

Operating Income (loss)
Total	$205		$333		62%	$334		62%
Less Broker/Dealer business	(33	)(1)	(10	)(1)		(10	)(1)

Total excluding Broker/Dealer business	$238		$343		44%	$344		44%

Operating margin	6%		8%			8%

Financial Systems	$622		$600		(4)%	$603		(3)%
Less Broker/Dealer business	(21	)(1)	(6	) (1)		(6)		(1)

Financial Systems excluding Broker/Dealer business	$643		$606		(6)%	$609		(5)%

Operating margin	25%		22%			23%

(1)	The operating income (loss) related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before goodwill impairment charges, amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Operating Income:

Our total reported operating margin was 7% in 2011 compared to 5% in 2010. Excluding the impact of the Broker/Dealer and on a constant currency basis, total operating margin was 8% and 6% in 2011 and 2010, respectively. Included in 2011 and 2010 were restructuring charges of $77 million and $40 million, respectively, primarily related to severance actions of $66 million and $29 million, respectively. Also included in the 2011 and 2010 restructuring costs were $4 million and $9 million, respectively, of costs to shutdown the Broker/Dealer professional trading business, and $4 million of lease exit costs in 2011. The increase in the operating margin is primarily due to a $205 million goodwill impairment charge in 2010, partially offset by a $48 million goodwill impairment charge and an $86 million increase in employment-related expenses in 2011. The higher employment expenses included the severance charges noted above. We are continuing to identify and evaluate additional cost savings and productivity improvements. Any further actions taken could result in additional charges that may have a material impact to our results of operations in future periods.

Financial Systems:

The FS operating margin was 22% in each of 2011 and 2010. Excluding the impact of the Broker/Dealer and on a constant currency basis, the FS operating margin was 23% and 25% in 2011 and 2010, respectively. This decrease in the margin percentage is due to the increase in expense exceeding the revenue increase of $73 million. The expense increase is due mainly to a $69 million increase in employment-related costs resulting from business expansion, merit increases and increased software development and maintenance expenses, and includes a $27 million increase in severance charges. Also impacting the period was a $7 million decrease in license fees and $3 million of lease exit costs, partially offset by a $6 million decrease in consultant expense and a $5 million decrease in facilities expenses.

The most important factors affecting the FS operating margin are:

•	the level of customer IT spending and its impact on the overall demand for professional services and software license sales,

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the overall condition of the financial services industry and the effect of any further consolidation among financial services firms,

•	the level of trading volumes, and

•	the operating margins of recently acquired businesses, which tend to be lower at the outset and improve over a number of years.

Availability Services:

The AS operating margin was 22% in each of 2011 and 2010, respectively. On a constant currency basis, we maintained the operating margin in 2011 on $28 million of lower revenue mainly due to cost containment. The operating margin was impacted by the following:

North America:

•

decreases of $22 million in equipment expense, $6 million of employment-related expense, and $5 million of depreciation and amortization on a $59 million decrease in revenue in our higher-margin recovery services business (“RS”);

•

a revenue increase of $27 million and an $8 million decrease in depreciation and amortization, partially offset by a $15 million increase employment-related expenses, including a $3 million increase in severance, a $6 million increase in facilities expenses and a $2 million increase in equipment expenses in our lower-margin managed services business (“MS”); and

•	a $7 million increase in segment administration employment-related expense primarily related to developing new products and a $6 million increase in segment advertising costs.

Europe:

•	a $9 million increase in revenue and a $2 million decrease in equipment expense, partially offset by a $4 million increase in facilities and a $2 million increase in employment-related expenses.

The most important factors affecting the AS operating margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the timing and magnitude of equipment and facilities expenditures,

•	the level and success of new product development, and

•	the trend toward availability solutions utilizing more dedicated resources.

Other:

The operating margin for Other was 28% and 27% for 2011 and 2010, respectively. The operating margin increased due primarily to the decrease in employment-related expense being proportionately more than the decrease in revenue.

The most important factors affecting the operating margin of Other are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of government and school district funding, and

•	the level of customer IT spending and its impact on the overall demand for professional services and software license sales.

Revenue:

Total reported revenue was $4.50 billion in 2011 compared to $4.49 billion in 2010. On a constant currency basis, revenue decreased 2% as reported and increased 1% excluding the Broker/Dealer.

Our revenue is highly diversified by customer and product. During each of the past three fiscal years, no single customer has accounted for more than 10% of total revenue. On average for the past three fiscal years, services revenue has been approximately 91% of total revenue. About 80% of services revenue is highly recurring as a result of multi-year contracts and is generated from (1) software-related services including software maintenance and support, processing and rentals; and (2) recovery and managed services. The remaining services revenue includes (1) professional services, which are recurring in nature as a result of long-term customer relationships; and (2) broker/dealer fees, which are largely correlated with trading volumes. On a constant currency basis, services revenue decreased to $4.05 billion from $4.08 billion, representing approximately 92% of total revenue in 2011 compared to 91% in 2010. The revenue decrease was mainly due to a $77 million decrease in broker/dealer fees by the Broker/Dealer and a $62 million decrease in RS, partially offset by increases of $42 million from FS acquisitions, $38 million in FS processing revenue and $27 million in MS.

Professional services revenue was $689 million and $681 million in 2011 and 2010, respectively. The change was due to FS acquisitions and an increase in FS, partially offset by decreases in AS and Other. Revenue from total broker/dealer fees was $164 million and $217 million in 2011 and 2010, respectively.

Revenue from license and resale fees was $280 million and $295 million for 2011 and 2010, respectively, and includes software license revenue of $243 million and $255 million, respectively.

Financial Systems:

FS reported revenue was $2.84 billion in 2011 compared to $2.81 billion in 2010, an increase of 1%. On a constant currency basis and excluding the Broker/Dealer, revenue increased 3%. Processing revenue increased $38 million, or 5%, due mainly to increases in transaction volumes and additional hosted services and increased $8 million from acquired businesses. Professional services revenue increased $13 million from acquired businesses and increased $6 million, or 1%, due primarily to implementation, consulting and project work associated with new and expanded customer relationships sold in the past twelve months. Software rental revenue decreased $6 million, or 2%, due primarily to customer attrition. Reported revenue from license and resale fees included software license revenue of $240 million, an increase of $3 million compared to 2010. On a constant currency basis, software license revenue decreased $7 million, or 3%.

Availability Services:

AS reported revenue decreased $8 million, or 1%, in 2011 from the prior year. On a constant currency basis, revenue decreased 2%. In North America, which accounts for over 75% of our AS business, revenue decreased 4% with decreases of $62 million in RS and $8 million in professional services revenue exceeding a $27 million increase in MS revenue. Revenue in Europe, primarily from our U.K. operations, increased $9 million, or 3%, where an increase in managed services revenue was partially offset by a decrease in recovery services revenue, and included a $1.5 million increase from a business acquired in 2010.

Most of our RS revenue which is derived from tape-based solutions, has been declining due primarily to attrition to other service providers and customer internal solutions, and demand for recovery services has been shifting from tape-based solutions to disk- and cloud-based advanced recovery solutions. Separately, in MS, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Other:

Reported revenue and constant currency revenue from Other both decreased $11 million, or 5%, from the prior year. Professional services revenue decreased $4 million. Revenue from license and resale fees included software license revenue of $9 million in 2011, a $6 million decrease from the prior year.

Costs and Expenses:

Total costs decreased to 92% of revenue in 2011 from 95% of revenue in 2010. Excluding the goodwill impairment charges of $48 million and $205 million in 2011 and 2010, respectively, and the Broker/Dealer’s total costs of $89 million in 2011 and $217 million in 2010, total costs as a percentage of total revenue (also excluding the Broker/Dealer) was 91% in 2011 compared to 90% in 2010, and increased $86 million.

Cost of sales and direct operating expenses as a percentage of total revenue were 42% in 2011 and 43% in 2010. Excluding the Broker/Dealer’s expenses of $79 million in 2011 and $189 million in 2010, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) were unchanged at 41%, and increased $28 million. Impacting the period were a $23 million increase from acquired businesses, a $17 million increase in FS employment-related expenses, including a $4 million increase in severance, and a $10 million increase in AS facilities costs, mainly utilities, expansions of certain facilities that occurred in the second half of 2010 and a new facility added during the second quarter of 2010. These expense increases were partially offset by a $21 million decrease in AS equipment expense, primarily resulting from renegotiation of maintenance contracts, and a $4 million decrease in AS employment-related expenses, which includes a $6 million decrease in severance.

Excluding the Broker/Dealer expenses, sales, marketing and administration expenses as a percentage of total revenue (also excluding the Broker/Dealer) were 24% in each of 2011 and 2010, and increased $44 million. Increases in sales, marketing and administration expenses were primarily due to a $35 million increase in severance and executive transition costs, an $11 million increase resulting from acquired businesses and a $6 million increase in AS advertising expenses. These increases were partially offset by decreases of a combined $7 million of FS and AS facilities costs and the $5 million decrease in Broker/Dealer shutdown costs noted above.

Because AS product development and maintenance costs are insignificant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. Product development and maintenance expense was 14% and 12% of revenue excluding AS, respectively, and increased $36 million. The increase is primarily related to a $42 million increase in FS employment-related expenses to maintain our existing software products and enhance functionality of our software products to attract and retain customers. Included in the $42 million increase in employment-related expenses is a $4 million increase in severance.

Depreciation and amortization was 6% of total revenue in each of 2011 and 2010, but decreased $10 million due primarily to certain AS leased facility improvements becoming fully depreciated during 2010.

Excluding the Broker/Dealer, amortization of acquisition-related intangible assets was 10% of total revenue (also excluding the Broker/Dealer) in each of 2011 and 2010, but decreased $14 million due primarily to the impact of software that was fully amortized in 2010, partially offset by the impact of acquired businesses. During 2011, we recorded impairment charges of our customer base and software assets of $3 million and $4 million, respectively. During 2010, we recorded impairment charges of our customer base and software assets of $1 million and $2 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

We recorded goodwill impairment charges of $48 million and $205 million in 2011 and 2010, respectively. These impairments are described in the Use of Estimates and Critical Accounting Policies section above.

Interest expense was $524 million and $638 million in 2011 and 2010, respectively. The decrease in interest expense was due primarily to interest rate decreases mainly due to the expiration of certain of our interest rate swaps and the refinancing of the senior notes due 2013, as well as decreased term loan borrowings resulting from prepayments that occurred in December 2010.

The loss on extinguishment of debt in 2010 was due to the early extinguishments of our $1.6 billion of senior notes due in 2013 and our euro-denominated term loans. The loss included $39 million of tender and call premiums.

Other income was $7 million in 2010, and included $4 million in foreign currency transaction gains related to our euro-denominated term loans.

We believe that our overall effective income tax rate should typically be between 38% and 40%. However, the effective income tax rates for 2011 and 2010 were a tax benefit of 62% and 14%, respectively, due to certain unusual items. The rate in 2011 includes the impact of tax rate changes, including amortization of the deferred income tax liability which benefit would have been reflected in the statement of comprehensive income had a 2009 adjustment not been made (see intangible assets and purchase accounting discussion above), the benefits of foreign taxes, net of U.S. foreign tax credit, and a deferred income tax adjustment associated with the future repatriation of unremitted earnings of certain non-U.S. subsidiaries, partially offset by the nondeductible goodwill impairment charge. The reported benefit in 2010 includes nondeductible goodwill impairment charges and a $45 million charge for recording deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are no longer considered to be permanently reinvested, partially offset by a $13 million benefit due primarily to the impact of state tax rate changes on deferred tax assets and liabilities.

Loss from discontinued operations, net of tax, was $76 million in 2011 and $156 million in 2010. During 2011, discontinued operations includes our HE business, which was sold in January 2012, and in which we recorded $135 million of deferred income tax expense related to the book-over-tax basis difference in a subsidiary of this business. During 2010, discontinued operations includes our HE business and our PS UK business which was sold in 2010. The results of our PS UK operation included an impairment charge, net of tax, of $91 million and a loss on disposal of approximately $94 million which included the write-off of the currency translation adjustment (CTA) which is included as a separate component of equity. Also in 2010, we recorded a goodwill impairment charge of $32 million related to HE MS.

Accreted dividends on SCCII’s cumulative preferred stock were $225 million and $191 million in 2011 and 2010, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

						Constant Currency
	Year Ended December 31, 2009		Year Ended December 31, 2010		Percent Increase (Decrease)	Year Ended December 31, 2010		Percent Increase (Decrease)
					2010 vs. 2009			2010 vs. 2009
(in millions)		percent of revenue		percent of revenue			percent of revenue
Revenue
Financial systems (FS)	$3,068	64%	$2,807	63%	(9)%	$2,821	63%	(8)%
Availability services (AS)	1,517	32%	1,469	33%	(3)%	1,469	33%	(3)%
Other (1)	221	5%	214	5%	(3)%	214	5%	(3)%

	$4,806	100%	$4,490	100%	(7)%	$4,504	100%	(6)%

Costs and Expenses
Cost of sales and direct operating	$2,249	47%	$1,937	43%	(14)%	$1,938	43%	(14)%
Sales, marketing and administration	992	21%	1,042	23%	5%	1,043	23%	5%
Product development and maintenance	354	7%	372	8%	5%	379	8%	7%
Depreciation and amortization	275	6%	278	6%	1%	278	6%	1%
Amortization of acquisition- related intangible assets	496	10%	451	10%	(9)%	450	10%	(9)%
Goodwill impairment	1,126	23%	205	5%	(82)%	205	5%	(82)%

	$5,492	114%	$4,285	95%	(22)%	$4,293	95%	(22)%

Operating Income
Financial systems (2)	$618	20%	$622	22%	1%	$628	22%	2%
Availability services (2)	380	25%	326	22%	(14)%	325	22%	(15)%
Other (1)(2)	60	27%	57	27%	(3)%	57	27%	(3)%
Corporate administration	(57)	(1)%	(71)	(2)%	(24)%	(71)	(2)%	(24)%
Amortization of acquisition- related intangible assets	(496)	(10)%	(451)	(10)%	9%	(450)	(10)%	9%
Goodwill impairment	(1,126)	(23)%	(205)	(5)%	82%	(205)	(5)%	82%
Stock compensation expense	(31)	(1)%	(29)	(1)%	6%	(29)	(1)%	6%
Other costs (3)	(34)	(1)%	(44)	(1)%	(30)%	(44)	(1)%	(30)%

	$(686)	(14)%	$205	5%	130%	$211	5%	131%

(1)	Other includes our PS and K-12 businesses. The K-12 business had been included in our Higher Education segment prior to our agreement in the third quarter of 2011 to sell HE. As a result of that agreement, HE is now included in discontinued operations.

(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.

(3)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

	Year Ended December 31, 2009		Year Ended December 31, 2010		Percent Increase (Decrease) 2010 vs. 2009	Constant Currency
						Three Months Ended December 31, 2010		Percent Increase (Decrease) 2010 vs. 2009
(in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems
Services	$2,737	57%	$2,448	55%	(11)%	$2,458	55%	(10)%
License and resale fees	196	4%	257	6%	31%	261	6%	33%

Total products and services	2,933	61%	2,705	60%	(8)%	2,719	60%	(7)%
Reimbursed expenses	135	3%	102	2%	(25)%	102	2%	(25)%

	$3,068	64%	$2,807	63%	(9)%	$2,821	63%	(8)%

Availability Services
Services	$1,496	31%	$1,452	32%	(3)%	$1,452	32%	(3)%
License and resale fees	4	—%	3	—%	(35)%	3	—%	(35)%

Total products and services	1,500	31%	1,455	32%	(3)%	1,455	32%	(3)%
Reimbursed expenses	17	—%	14	—%	(13)%	14	—%	(11)%

	$1,517	32%	$1,469	33%	(3)%	$1,469	33%	(3)%

Other
Services	$172	4%	$175	4%	2%	$175	4%	2%
License and resale fees	45	1%	35	1%	(23)%	35	1%	(23)%

Total products and services	217	5%	210	5%	(3)%	210	5%	(3)%
Reimbursed expenses	4	—%	4	—%	(4)%	4	—%	(4)%

	$221	5%	$214	5%	(3)%	$214	5%	(3)%

Total Revenue
Services	$4,405	92%	$4,075	91%	(7)%	$4,085	91%	(7)%
License and resale fees	245	5%	295	7%	20%	299	7%	21%

Total products and services	4,650	97%	4,370	97%	(6)%	4,384	97%	(6)%
Reimbursed expenses	156	3%	120	3%	(23)%	120	3%	(23)%

	$4,806	100%	$4,490	100%	(7)%	$4,504	100%	(6)%

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

	Year Ended December 31,
						Constant Currency
	2009		2010		% change	2010		% change
Revenue
Total	$4,806		$4,490		(7)%	$4,504		(6)%
Less Broker/Dealer business	587		184			184

Total excluding Broker/Dealer business	$4,219		$4,306		2%	$4,320		2%

Financial Systems	$3,068		$2,807		(9)%	$2,821		(8)%
Less Broker/Dealer business	587		184			184

Financial Systems excluding Broker/Dealer business	$2,481		$2,623		6%	$2,637		6%

Operating Income (loss)
Total	$(686)		$205		130%	$211		131%
Less Broker/Dealer business	31	(1)	(33	)(1)		(33	)(1)

Total excluding Broker/Dealer business	$(717)		$238		133%	$244		134%

Operating margin	(17	) %	6%			6%

Financial Systems	$618		$622		1%	$628		2%
Less Broker/Dealer business	34	(1)	(21	)(1)		(21	)(1)

Financial Systems excluding Broker/Dealer business	$584		$643		10%	$649		11%

Operating margin	24%		25%			25%

(1)	The operating income (loss) related to the Broker/Dealer excluded from Total and FS differ because we evaluate performance of our segments based on operating results before goodwill impairment charges, amortization of acquisition-related intangible assets, stock compensation and certain other costs.

Operating Income:

Our total operating margin increased to 5% in 2010 from (14)% in 2009 due to $205 million of goodwill impairment charges in 2010 and $1.13 billion of goodwill impairment charges in 2009. In addition, the operating margin was also impacted by a $58 million increase in license fees, the impact from the Broker/Dealer and the decline in AS margin performance.

Financial Systems:

The FS operating margin increased to 22% in 2010 from 20% in 2009. The operating margin improvement is mainly due to a $67 million increase in software license fees, including the recognition of $32 million of license fee backlog that existed at December 31, 2009. Margin improvement from the reduced contribution from the Broker/Dealer and reduced facilities expense was mostly offset by increased employment-related and other operating expenses. The impact of the decrease in the Broker/Dealer’s revenue and operating income on FS operating margin is an increase in 2010 of one margin point.

Availability Services:

The AS operating margin was 22% in 2010 compared to 25% in 2009. The lower margin was driven by the lower mix of revenue from higher margin RS, which typically use shared resources, and an absolute decline in RS margin due mainly to the lower revenue on a relatively stable fixed cost base and costs related to eliminating redundant network capacity resulting from the redesign and re-architecture of our data communications network. RS cost savings initiatives also produced expense savings in 2010 including lower facilities and employment-related costs. In addition, AS operating margin was impacted by an increase in revenue from lower margin MS, which use dedicated resources, and an absolute decline in MS margin due mainly to higher facilities costs, primarily utility costs related to cooling due to warmer summer temperatures and the addition of a new facility, increased employment-related and temporary staffing costs due to an increased focus on service delivery, and increased costs associated with the redesign and re-architecture of our data communications network and natural demand resulting from revenue growth. Also impacting the change in the margin was a decrease in other administrative expenses in North America, including reduced bad debt expense resulting from improved collections and lower professional services expenses, and the decrease in the margin in our European business mostly due to an increase in employment-related costs and depreciation and amortization, partially offset by reduced bad debt expense.

Other:

The operating margin from Other was 27% in each of 2010 and 2009. Although revenue decreased $7 million, we maintained the operating margin primarily by decreasing employment-related expense.

Revenue:

Total reported revenue was $4.49 billion in 2010 compared to $4.81 billion in 2009, a decrease of 7%. On a constant currency basis, revenue decreased 6% primarily due to a decline in the Broker/Dealer’s revenue of $403 million, comprised of $367 million of broker/dealer fees and $36 million of reimbursed expenses, partially offset by a $58 million increase in software license fees. Excluding the Broker/Dealer, revenue increased 2%.

Services reported revenue decreased to $4.09 billion from $4.41 billion, representing approximately 91% of total revenue in 2010 compared to 92% in 2009. The revenue decrease was mainly due to the $367 million decrease in broker/dealer fees noted above.

Professional services reported revenue was $681 million and $644 million in 2010 and 2009, respectively. On a constant currency basis, professional services revenue increased $42 million. The change was due to an increase of $56 million in FS, partially offset by a $14 million decrease in AS. Revenue from total broker/dealer fees was $217 million and $570 million in 2010 and 2009, respectively.

Reported revenue from license and resale fees was $295 million and $245 million for 2010 and 2009, respectively, and includes software license revenue of $255 million and $201 million, respectively. On a constant currency basis, software license revenue increased $58 million, or 29%.

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

Financial Systems:

FS reported revenue was $2.81 billion in 2010 compared to $3.07 billion in 2009, a decrease of 9%. On a constant currency basis, revenue decreased by 8% in 2010. Excluding the Broker/Dealer business, revenue increased 6%. The 6% increase is primarily driven by increases in software license, professional services and processing revenue. Professional services revenue increased $56 million, or 10%, due to a general increase in demand from existing clients as well as new projects. Processing revenue increased $23 million, or 3%, mainly driven by increases in transaction volumes and additional hosted services. Reported revenue from license and resale fees included software license revenue of $237 million, an increase of $63 million compared to 2009, reflecting the recognition in 2010 of $32 million that was in backlog at December 31, 2009 and improved economic conditions in 2010. On a constant currency basis, software license revenue increased $67 million, or 39%.

Availability Services:

AS revenue was $1.47 billion in 2010 compared to $1.52 billion in 2009, a 3% decrease. In North America, which accounts for approximately 80% of our AS business, revenue decreased 4.5% where decreases in RS and professional services revenue exceeded growth in MS revenue. Revenue in Europe, primarily from our U.K. operations, increased 1.5%, where increases in managed services revenue were partially offset by decreases in recovery services revenue, and increased $4 million from the impact of an acquisition.

Other:

Revenue from Other was $214 million in 2010 compared to $221 million in 2009. The $7 million, or 3%, decrease was due primarily to an $8 million decrease in software license fees. Revenue from license and resale fees included software license fees of $15 million and $23 million in 2010 and 2009, respectively.

Costs and Expenses:

Total costs decreased to 95% of revenue in 2010 from 114% of 2009 revenue. Excluding the goodwill impairment charges of $205 million in 2010 and $1.13 billion in 2009 and the Broker/Dealer’s total costs of $217 million in 2010 and $556 million in 2009, total costs as a percentage of total revenue (also excluding the Broker/Dealer) was unchanged at 90% and increased $59 million.

Cost of sales and direct operating expenses as a percentage of total revenue was 43% in 2010 and 47% in 2009, largely the result of the lower volumes of the Broker/Dealer. Excluding the Broker/Dealer’s expenses of $189 million in 2010 and $534 million in 2009, cost of sales and direct operating expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 40% in 2010 compared to 41% in 2009, and increased $35 million. Also impacting the period were increases of $11 million in employee-related expenses of Other, $11 million of AS data communications network costs associated with the redesign and re-architecture of our data communications network and $10 million of AS facilities, partially offset by a decrease of $12 million in FS employment-related expense.

Sales, marketing and administration expenses as a percentage of total revenue was 23% and 21% in 2010 and 2009, respectively. Excluding the Broker/Dealer’s expenses of $22 million in 2010 and $13 million in 2009, sales, marketing and administration expenses as a percentage of total revenue (also excluding the Broker/Dealer) was 24% and 23% in 2010 and 2009, respectively. The resulting $40 million increase in sales, marketing and administration expenses was due primarily to a $31 million increase in FS employment-related expense resulting from increased employment to support both growth in the business and international expansion, principally in Asia and Brazil, as well as annual increases following cost restraint in 2009 due to economic conditions and includes a $7 million increase in severance. Also impacting the change were increases of $8 million of advertising and trade show expenses, $8 million of currency transaction losses and $5 million of professional services expense, partially offset by decreases of $13 million of FS facilities expense, resulting from facilities consolidation in 2009, and $9 million of bad debt expense in AS,.

Because AS software development costs are insignificant, it is more meaningful to measure product development and maintenance expense as a percentage of revenue from software and processing solutions. In 2010 and 2009, software development expenses were 12% and 11%, respectively, of revenue excluding AS, an increase of $24 million. The increase is primarily related to a $16 million increase in FS employment-related expenses to maintain our existing software products and to enhance functionality of our software products to attract and retain customers.

Amortization of acquisition-related intangible assets was 10% of total revenue in each of 2010 and 2009. During 2009, we shortened the remaining useful lives of certain intangible assets and also recorded impairment charges of our customer base and software assets of $18 million and $17 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

We recorded goodwill impairment charges of $205 million in Other in 2010 and $1.13 billion in AS in 2009. These impairments are described in the Use of Estimates and Critical Accounting Policies section above.

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

The effective income tax rates for each of 2010 and 2009 were a tax benefit of 14% and 9%, respectively, reflecting nondeductible goodwill impairment charges in both years. The reported benefit in 2010 also includes a $45 million charge for recording deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are no longer considered to be permanently reinvested, partially offset by a $13 million benefit due primarily to the impact of state tax rate changes on deferred tax assets and liabilities. The reported benefit from income taxes in 2009 also includes a $12 million favorable adjustment primarily related to utilization in our 2008 U.S. federal income tax return of foreign tax credit carryforwards that were not expected to be utilized at the time of the 2008 tax provision.

Loss from discontinued operations, net of tax, was $156 million in 2010 compared to income from discontinued operations, net of tax, of $67 million in 2009. Discontinued operations includes our HE and PS UK businesses in both years. During 2010, we sold our PS UK operation which included an impairment charge, net of tax, of $91 million and a loss on disposal of approximately $94 million which included the write-off of the currency translation adjustment (CTA) which is included as a separate component of equity. Also in 2010, we recorded a goodwill impairment charge of $32 million related to HE MS.

Accreted dividends on SCCII’s cumulative preferred stock were $191 million and $180 million in 2010 and 2009, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

At December 31, 2011, cash and cash equivalents in continuing operations were $868 million, an increase of $97 million from December 31, 2010, while availability under our revolving credit facility was $858 million. Approximately $249 million of cash and cash equivalents at December 31, 2011 was held by our wholly owned non-US subsidiaries. While available to fund operations and strategic investment opportunities abroad, most of these funds cannot be repatriated for use in the United States without incurring additional tax costs and, in some cases, are in countries with currency restrictions. Also, approximately $70 million of cash and cash equivalents at December 31, 2011 relates to our broker/dealer operations which is not readily available for general corporate use without adversely affecting the operation of the broker/dealer businesses.

Cash flow from continuing operations was $602 million in 2011 compared to cash flow from continuing operations of $603 million in 2010. Savings of cash payments of interest, principally resulting from the expiration of interest rate swaps and interest rate reductions from refinancing the senior notes due 2013, was mostly offset by lower operating earnings before interest and taxes and less cash provided by working capital. Cash flow from continuing operations was $603 million in 2010 compared to cash flow from continuing operations of $550 million in 2009. The increase in cash flow from continuing operations is due primarily to the termination in December 2008 of our off-balance sheet accounts receivable securitization program, which reduced 2009 operating cash flow, and $94 million less of income tax payments, net of refunds, in 2010, partially offset by the reduction in operating income after adjusting for the noncash goodwill impairments in 2010 and 2009.

Net cash used by continuing operations in investing activities was $315 million in 2011 and $376 million in 2010. During 2011, we spent $35 million for five acquisitions, whereas we spent $82 million for four acquisitions during 2010. Capital expenditures for continuing operations were $276 million in 2011 and $298 million in 2010. In 2009, net cash used by continuing operations in investing activities was $323 million, primarily related to $13 million spent on three acquisitions and $315 million of capital expenditures.

In 2011, net cash used by continuing operations in financing activities was $253 million, which included $239 million of debt payments. In 2010, net cash used by continuing operations in financing activities was $344 million, which included the repurchase and optional redemption of our senior notes due 2013 along with the associated premiums and $265 million of term loan prepayments, and the issuance of $900 million of senior notes due 2018 and $700 million of senior notes due 2020 (net of associated fees). We also increased our borrowings under our accounts receivable securitization program by $63 million in 2010. In 2009, net cash used by continuing operations in financing activities was $627 million, primarily related to repayment at maturity of the $250 million senior secured notes and repayment of $500 million of borrowings under our revolving credit facility, partially offset by cash received from the new receivables facility (net of associated fees).

As a result of the LBO (August 11, 2005), we are highly leveraged. See Note 5 of Notes to Consolidated Financial Statements which contains a full description of our debt. Total debt outstanding as of December 31, 2011 was $7.83 billion, which consists of the following (in millions):

December 31, 2011
Senior Secured Credit Facilities:
Secured revolving credit facility	$—
Tranche A, effective interest rate of 3.33%	1,386
Tranche B, effective interest rate of 4.32%	2,407
Incremental term loan at 3.78%	479

Total Senior Secured Credit Facilities	4,272
Senior Notes due 2014 at 4.875%, net of discount of $8	242
Senior Notes due 2015 at 10.625%, net of discount of $3	497
Senior Notes due 2018 at 7.375%	900
Senior Notes due 2020 at 7.625%	700
Senior Subordinated Notes due 2015 at 10.25%	1,000
Secured accounts receivable facility at 3.79%	200
Other, primarily acquisition purchase price and capital lease obligations	18

Total debt	7,829
Short-term borrowings and current portion of long-term debt	(10)

Long-term debt	$7,819

Senior Secured Credit Facilities

As of December 31, 2011, our senior secured credit facilities (“Credit Agreement”) consist of (1) $1.39 billion of U.S. dollar-denominated tranche A term loans maturing on February 28, 2014, (2) $2.41 billion of U.S. dollar-denominated tranche B term loans maturing on February 28, 2016, (3) $479 million of U.S. dollar-denominated incremental term loans maturing on February 28, 2014, and (4) an $880 million revolving credit facility that expires on May 11, 2013. At December 31, 2011, we have $858 million of borrowing capacity available to us on the revolving credit facility after giving effect to $22 million in outstanding letters of credit.

As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, in January 2012, we completed the sale of HE. The “net cash proceeds,” as defined in the Credit Agreement, from the sale were $1.22 billion, which we applied on a pro-rata basis to the repayment of a portion of outstanding indebtedness as follows (in millions):

	December 31, 2011	Less: Repayment on January 20, 2012	Remaining Balance
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—	$—
Tranche A	1,386	(396)	990
Tranche B	2,407	(689)	1,718
Incremental term loan	479	(137)	342

Total Senior Secured Credit Facilities	$4,272	$(1,222)	$3,050

During the third and fourth quarters of 2011, we repaid in full our tranche A and tranche B pound sterling-denominated term loans totaling £78 million.

On March 2, 2012, we amended the Credit Agreement to, among other things, extend the maturity date of approximately $908 million of tranche A and incremental term loans from February 28, 2014 to February 28, 2017, extend the maturity of our $880 million revolving credit facility from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions in order to, among other things, permit the potential spin-off of AS.

On November 10, 2011, we amended the Credit Agreement to modify the definition of consolidated EBITDA to allow for the inclusion of EBITDA generated by discontinued operations until such operations are actually sold for purposes of calculating compliance with certain financial covenants.

On March 11, 2011, we amended the Credit Agreement to, among other things, obtain new revolving credit commitments of $300 million that increased the Company’s aggregate revolving credit commitments by $50 million to approximately $880 million.

On January 31, 2011, we amended the Credit Agreement to, among other things, (a) eliminate the LIBOR and Base Rate floors and (b) reduce the Eurocurrency interest rate spread to 3.50% from 3.75% and the base rate spread to 2.50% from 2.75% with no impact on maturity.

Senior Notes

On November 1, 2010, we issued $900 million of 7.375% senior notes due November 2018 and $700 million of 7.625% senior notes due November 2020. The proceeds, together with other cash, were used to retire the former $1.6 billion 9.125% senior notes that would have been due 2013.

On February 21, 2012, we announced that we will redeem all of our outstanding 10.625% Senior Notes due 2015 under the Indenture dated as of September 29, 2008 (as amended or supplemented from time to time, the “2015 Indenture”) among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee. We expect to redeem the 2015 senior notes on April 2, 2012 at a redemption price equal to 105.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date, pursuant to Section 3.07(d) of the 2015 Indenture.

Secured Accounts Receivable Facility

In March 2009, SunGard entered into a syndicated three-year secured accounts receivable facility. The facility limit was $317 million, which consisted of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. On September 30, 2010, SunGard entered into an Amended and Restated Credit and Security Agreement related to its receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) increased the term loan component to $200 million from $181 million, (c) extended the maturity date to September 30, 2014, (d) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at December 31, 2011 was 3.79%, and (e) amended certain terms.

In connection with the sale of our HE business, the participating HE subsidiaries were removed from the receivables facility, effective as of October 3, 2011. As a result, the combined total amount available for borrowing under the receivables facility was reduced from $350 million to $290 million.

At December 31, 2011, $200 million was drawn against the term loan commitment and none was drawn against the revolving commitment. At December 31, 2011, $572 million of accounts receivables secured the borrowings under the receivables facility.

SunGard is subject to a fee on the unused portion of 0.75% per annum. The receivables facility contains certain covenants and we are required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Interest Rate Swaps

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR or three-month LIBOR (0.295% and 0.581%, respectively, at December 31, 2011). The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of our interest rate swaps at December 31, 2011 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
January / February 2009	February 2012	$1,200	1.78%	1-Month
February 2010	May 2013	500	1.99%	3-Month

Total/Weighted average interest rate		$1,700	1.84%

Contractual Obligations

At December 31, 2011, our contractual obligations follow (in millions):

	Total	2012	2013 - 2014	2015 - 2016	2017 and After
Short-term and long-term debt (1)	$7,829	$10	$2,365	$3,853	$1,601
Interest payments (2)	2,147	462	847	492	346
Operating leases	1,140	194	315	238	393
Purchase obligations (3)	252	150	93	5	4

	$11,368	$816	$3,620	$4,588	$2,344

Taking into effect the sale of HE, the January 2012 prepayment of $1.222 billion of term loans, the March 2012 extension of the maturity date of $908 million of term loans to 2017, and the April 2012 early redemption of our 10.625% Senior Notes, our contractual obligations are as follows (in millions):

	Total	2012		2013	2014	2015 - 2016	2017 and After
Short-term and long-term debt (5)	$6,637	$537	(4)	$7	$865	$2,719	$2,509
Interest payments (6)	2,013	412		374	352	520	355
Operating leases	1,125	190		165	145	234	391
Purchase obligations (3)	231	138		62	27	4	—

	$10,005	$1,277		$608	$1,392	$3,476	$3,252

(1)	The senior notes due 2014 and the senior notes due 2015 are recorded at $242 million and $497 million, respectively, as of December 31, 2011, reflecting the remaining unamortized discount. The $11 million discount at December 31, 2011 will be amortized and included in interest expense over the remaining periods to maturity.

(2)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the tranche A secured term loan facility ($1.39 billion at 3.33%), the tranche B term loan facility ($2.41 billion at 4.32%), the incremental term loan ($479 million at 3.78%) and the secured accounts receivable facility ($200 million at 3.79%), each as of December 31, 2011. See Note 5 of Notes to Consolidated Financial Statements.

(3)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

(4)	Includes $500 million of senior notes recorded at a $3 million discount and a call premium of $27 million. The $3 million discount will be expensed through the date of redemption of the notes.

(5)	The senior notes due 2014 are recorded at $242 million as of December 31, 2011, reflecting the remaining unamortized discount. The $8 million discount at December 31, 2011 will be amortized and included in interest expense over the remaining periods to maturity.

(6)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the tranche A secured term loan facility ($254 million at 3.33%), the tranche B term loan facility ($1.72 billion at 4.32%), the new tranche C term loan facility ($908 million at 4.05%), the incremental term loan ($170 million at 3.78%) and the secured accounts receivable facility ($200 million at 3.79%), each as of December 31, 2011. See Note 5 of Notes to Consolidated Financial Statements.

At December 31, 2011, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $7 million, of which $4 million is included in other accrued expenses. We also have outstanding letters of credit and bid bonds that total approximately $37 million.

We expect our cash on hand, cash flows from operations and availability under our revolving credit facility and our accounts receivable facility to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

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

Under the senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2011, we are in compliance with all financial and nonfinancial covenants. While we believe that we will remain in compliance, our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will continue to meet those ratios and tests.

Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 and in our senior secured credit agreement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit agreement. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior secured credit agreement that are tied to ratios based on Adjusted EBITDA could result in a default and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

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

The following is a reconciliation for SunGard of income (loss) from continuing operations, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in millions). The terms and related calculations are defined in the indentures.

	2009	2010	2011
Loss from continuing operations	$(1,185)	$(414)	$(73)
Interest expense, net	630	636	521
Income tax benefit	(116)	(68)	(118)
Depreciation and amortization	771	729	710

EBITDA	100	883	1,040
Goodwill impairment charges	1,126	205	48
Purchase accounting adjustments (a)	17	13	11
Non-cash charges (b)	33	36	34
Restructuring and other charges (c)	37	56	99
Acquired EBITDA, net of disposed EBITDA (d)	4	7	—
Pro forma expense savings related to acquisitions (e)	4	2	—
Loss on extinguishment of debt (f)	—	58	3

Adjusted EBITDA from continuing operations	1,321	1,260	1,235
Adjusted EBITDA from Operations Held for Sale	163	147	138

Adjusted EBITDA—senior secured credit facilities, senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015	$1,484	$1,407	$1,373

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the LBO and subsequent acquisitions made by SunGard and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation (see Note 9 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors, and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.

(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(f)	Loss on extinguishment of debt includes in 2010 the loss on extinguishment of $1.6 billion of senior notes due in 2013 and the write-off of deferred financing fees related to the refinancing of a portion of our U.S. Dollar-denominated term loans and retirement of $100 million of pound Sterling-denominated term loans.

Our covenant requirements and actual ratios for the year ended December 31, 2011 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.95x	2.93x

Maximum total debt to Adjusted EBITDA	5.75x	4.96x

Senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.91x

(1)	Our senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.95x for the four-quarter period ended December 31, 2011 and increasing over time to 2.10x by the end of 2012 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s accounts receivable facility. Beginning with the four-quarter period ending December 31, 2011, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 5.75x and decreasing over time to 5.25x by the end of 2012 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time; as of December 31, 2011, we had $4.27 billion outstanding under our term loan facilities and available commitments of $858 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2015, 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the accounts receivable facility.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, substantially all having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2011, we had total debt of $7.83 billion, including $4.47 billion of variable rate debt. We entered into interest rate swap agreements which fixed the interest rates for $1.7 billion of our variable rate debt. Swap agreements expiring in February 2012 have a notional value of $1.2 billion and effectively fix the variable portion of our interest rates at 1.78%. Swap agreements expiring in May 2013 have a notional value of $500 million and effectively fix the variable portion of our interest rates at 1.99%. Our remaining variable rate debt of $2.77 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of each interest rate swap agreement in February 2012 and May 2013, a 1% change in interest rates would result in a change in interest of approximately $40 million and $45 million per year, respectively. See Note 5 of Notes to Consolidated Financial Statements.

During 2011, approximately 37% of our revenue was from customers outside the United States with approximately 78% of this revenue coming from customers located in the United Kingdom, Continental Europe and Canada. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pounds sterling and euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates and we enter into currency hedging transactions from time to time to mitigate certain currency exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp.:

In our opinion, the accompanying consolidated balance sheets and the related statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. and its subsidiaries (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to deferred income tax accounting existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 16, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp. II:

In our opinion, the accompanying consolidated balance sheets and the related statements of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. II and its subsidiaries (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to deferred income tax accounting existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 16, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related statements of comprehensive income, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. and its subsidiaries (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to deferred income tax accounting existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 16, 2012

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)	December 31, 2010	December 31, 2011
Assets
Current:
Cash and cash equivalents	$771	$868
Trade receivables, net of allowance for doubtful accounts of $37 and $38	833	802
Earned but unbilled receivables	135	149
Prepaid expenses and other current assets	166	117
Clearing broker assets	230	213
Deferred income taxes	7	—
Assets held for sale	1,339	1,326

Total current assets	3,481	3,475
Property and equipment, less accumulated depreciation of $1,109 and $1,296	892	893
Software products, less accumulated amortization of $1,203 and $1,431	723	554
Customer base, less accumulated amortization of $1,049 and $1,269	1,806	1,580
Other intangible assets, less accumulated amortization of $23 and $22	187	144
Trade name, less accumulated amortization of $7 and $10	1,023	1,019
Goodwill	4,856	4,885

Total Assets	$12,968	$12,550

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	63	60
Accrued compensation and benefits	284	300
Accrued interest expense	103	92
Other accrued expenses	406	341
Clearing broker liabilities	210	179
Deferred revenue	887	862
Deferred income taxes	—	76
Liabilities related to assets held for sale	246	230

Total current liabilities	2,208	2,150
Long-term debt	8,046	7,819
Deferred income taxes	1,110	1,125

Total liabilities	11,364	11,094

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	54	28
Class L common stock subject to a put option	87	47
Class A common stock subject to a put option	11	6
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $4,699 million and $5,383 million; 50,000,000 shares authorized, 28,670,331 and 28,842,773 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 258,037,523 and 259,589,718 shares issued	—	—
Capital in excess of par value	2,703	2,768
Treasury stock, 326,329 and 387,638 shares of Class L common stock; and 2,940,981 and 3,492,925 shares of Class A common stock	(34)	(39)
Accumulated deficit	(2,970)	(3,346)
Accumulated other comprehensive income (loss)	(29)	(46)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(330)	(663)
Noncontrolling interest in preferred stock of SCCII	1,782	2,038

Total equity	1,452	1,375

Total Liabilities and Equity	$12,968	$12,550

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In millions)	2009	2010	2011
Revenue:
Services	$4,405	$4,075	$4,114
License and resale fees	245	295	289

Total products and services	4,650	4,370	4,403
Reimbursed expenses	156	120	96

	4,806	4,490	4,499

Costs and expenses:
Cost of sales and direct operating	2,249	1,937	1,891
Sales, marketing and administration	992	1,042	1,095
Product development and maintenance	354	372	422
Depreciation and amortization	275	278	272
Amortization of acquisition-related intangible assets	496	451	438
Goodwill impairment charges	1,126	205	48

	5,492	4,285	4,166

Operating income (loss)	(686)	205	333
Interest income	7	2	3
Interest expense and amortization of deferred financing fees	(637)	(638)	(524)
Loss on extinguishment of debt	—	(58)	(3)
Other income (expense)	15	7	—

Income (loss) from continuing operations before income taxes	(1,301)	(482)	(191)
Benefit from (provision for) income taxes	117	68	116

Income (loss) from continuing operations	(1,184)	(414)	(75)
Income (loss) from discontinued operations, net of tax	67	(156)	(76)

Net income (loss)	(1,117)	(570)	(151)
Income attributable to the noncontrolling interest (including $5 million, $3 million and $– million in temporary equity)	(180)	(191)	(225)

Net income (loss) attributable to SunGard Capital Corp.	(1,297)	(761)	(376)

Other Comprehensive income (loss):
Foreign currency translation	80	(41)	(26)
Less: foreign currency translation reclassified into income	—	109	—

Foreign currency translation, net	80	68	(26)

Unrealized gain (loss) on derivative instruments	(51)	(49)	(16)
Less: gain (loss) on derivatives reclassified into income	80	85	34
Less: income tax benefit (expense)	(11)	(12)	(9)

Net unrealized gain (loss) on derivative instruments, net of tax	18	24	9

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(1,199)	$(669)	$(393)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In millions)	2009	2010	2011
Cash flow from operations:
Net income (loss)	$(1,117)	$(570)	$(151)
Income (loss) from discontinued operations	67	(156)	(76)

Income (loss) from continuing operations	(1,184)	(414)	(75)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	771	729	710
Goodwill impairment charge	1,126	205	48
Deferred income tax provision (benefit)	(157)	(83)	(157)
Stock compensation expense	31	29	33
Amortization of deferred financing costs and debt discount	42	43	40
Loss on extinguishment of debt	—	58	3
Other non-cash items	(14)	3	2
Accounts receivable and other current assets	(15)	22	73
Accounts payable and accrued expenses	(73)	29	(35)
Clearing broker assets and liabilities, net	(39)	18	(14)
Deferred revenue	62	(36)	(26)

Cash flow from (used in) continuing operations	550	603	602
Cash flow from (used in) discontinued operations	90	118	76

Cash flow from (used in) operations	640	721	678

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(82)	(35)
Cash paid for property and equipment and software	(315)	(298)	(276)
Other investing activities	5	4	(4)

Cash provided by (used in) continuing operations	(323)	(376)	(315)
Cash provided by (used in) discontinued operations	(10)	116	(11)

Cash provided by (used in) investment activities	(333)	(260)	(326)

Financing activities:
Cash received from issuance of common stock	4	1	3
Cash received from issuance of preferred stock	1	—	3
Cash received from borrowings, net of fees	202	1,633	1
Cash used to repay debt	(825)	(1,924)	(239)
Premium paid to retire debt	—	(41)	—
Cash used to purchase treasury stock	(6)	(12)	(9)
Other financing activities	(3)	(1)	(12)

Cash provided by (used in) continuing operations	(627)	(344)	(253)
Cash provided by (used in) discontinued operations	(2)	—	—

Cash provided by (used in) financing activities	(629)	(344)	(253)

Effect of exchange rate changes on cash	11	(3)	(4)

Increase (decrease) in cash and cash equivalents	(311)	114	95
Beginning cash and cash equivalents includes cash of discontinued operations: 2009, $12; 2010, $27; 2011, $7	975	664	778

Ending cash and cash equivalents includes cash of discontinued operations: 2009, $27; 2010, $7; 2011, $5	$664	$778	$873

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

	Common Stock				Treasury Stock
				Capital in Excess of Par Value	Common Stock
	Number of Shares issued		Par Value		Shares		Par Value
(In millions)	Class L	Class A			Class L	Class A		Amount
Balances at December 31, 2008	29	256	$—	$2,613	—	2	$—	$(24)
Net income (loss)	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	33	—	—	—	—
Issuance of common and preferred stock	—	2	—	(1)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(3)
Expiration of put option	—	—	—	44	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	(9)	—	—	—	—
Other	—	—	—	(2)	—	—	—	—

Balances at December 31, 2009	29	258	—	2,678	—	2	—	(27)
Net income (loss)	—	—	—	—	—	—	—	—
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	31	—	—	—	—
Issuance of common and preferred stock	—	—	—	1	—	—	—	—
Purchase of treasury stock	—	—	—	(1)	—	1	—	(7)
Expiration of put option	—	—	—	10	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	(13)	—	—	—	—
Other	—	—	—	(3)	—	—	—	—

Balances at December 31, 2010	29	258	—	2,703	—	3	—	(34)
Net income (loss)	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $9)	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	35	—	—	—	—
Issuance of common and preferred stock	—	2	—	6	—	—	—	—
Purchase of treasury stock	—	—	—	(1)	—	—	—	(5)
Expiration of put option	—	—	—	58	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	(21)	—	—	—	—
Other	—	—	—	(12)	—	—	—	—

Balances at December 31, 2011	29	260	$—	$2,768	—	3	$—	$(39)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity (continued)

	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)		Noncontrolling interest	Total
(In millions)		Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments
Balances at December 31, 2008	$(912)	$(159)	$(60)	$1,411	$2,869
Net income (loss)	(1,297)	—	—	175	(1,122)
Foreign currency translation	—	80	—	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	18	—	18
Stock compensation expense	—	—	—	—	33
Issuance of common and preferred stock	—	—	—	1	—
Purchase of treasury stock	—	—	—	(2)	(5)
Expiration of put option	—	—	—	8	52
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(9)
Other	—	—	—	—	(2)

Balances at December 31, 2009	(2,209)	(79)	(42)	1,593	1,914
Net income (loss)	(761)	—	—	188	(573)
Foreign currency translation including the impact of the sale of a business of $109	—	68	—	—	68
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	24	—	24
Stock compensation expense	—	—	—	—	31
Issuance of common and preferred stock	—	—	—	—	1
Purchase of treasury stock	—	—	—	(3)	(11)
Expiration of put option	—	—	—	3	13
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(13)
Other	—	—	—	1	(2)

Balances at December 31, 2010	(2,970)	(11)	(18)	1,782	1,452
Net income (loss)	(376)	—	—	225	(151)
Foreign currency translation	—	(26)	—	—	(26)
Net unrealized gain on derivative instruments (net of tax provision of $9)	—	—	9	—	9

Stock compensation expense	—	—	—	—	35
Issuance of common and preferred stock	—	—	—	1	7
Purchase of treasury stock	—	—	—	(2)	(8)
Expiration of put option	—	—	—	32	90
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(21)
Other	—	—	—	—	(12)

Balances at December 31, 2011	$(3,346)	$(37)	$(9)	$2,038	$1,375

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts) (Unaudited)	December 31, 2010	December 31, 2011
Assets
Current:
Cash and cash equivalents	$771	$868
Trade receivables, less allowance for doubtful accounts of $37 and $38	833	802
Earned but unbilled receivables	135	149
Prepaid expenses and other current assets	166	117
Clearing broker assets	230	213
Deferred income taxes	7	—
Assets held for sale	1,339	1,326

Total current assets	3,481	3,475
Property and equipment, less accumulated depreciation of $1,109 and $1,296	892	893
Software products, less accumulated amortization of $1,203 and $1,431	723	554
Customer base, less accumulated amortization of $1,049 and $1,269	1,806	1,580
Other intangible assets, less accumulated amortization of $23 and $22	187	144
Trade name, less accumulated amortization of $7 and $10	1,023	1,019
Goodwill	4,856	4,885

Total Assets	$12,968	$12,550

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	63	60
Accrued compensation and benefits	284	300
Accrued interest expense	103	92
Other accrued expenses	406	342
Clearing broker liabilities	210	179
Deferred revenue	887	862
Deferred income taxes	—	76
Liabilities related to assets held for sale	246	230

Total current liabilities	2,208	2,151
Long-term debt	8,046	7,819
Deferred income taxes	1,110	1,124

Total liabilities	11,364	11,094

Commitments and contingencies
Preferred stock subject to a put option	37	23
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,818 million and $2,046 million; 14,999,000 shares authorized, 9,924,392 and 9,984,091 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,747	3,785
Treasury stock, 112,987 and 134,215 shares	(14)	(18)
Accumulated deficit	(2,137)	(2,288)
Accumulated other comprehensive income (loss)	(29)	(46)

Total stockholders’ equity	1,567	1,433

Total Liabilities and Stockholders’ Equity	$12,968	$12,550

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In millions)	2009	2010	2011
Revenue:
Services	$4,405	$4,075	$4,114
License and resale fees	245	295	289

Total products and services	4,650	4,370	4,403
Reimbursed expenses	156	120	96

	4,806	4,490	4,499

Costs and expenses:
Cost of sales and direct operating	2,249	1,937	1,891
Sales, marketing and administration	992	1,042	1,095
Product development and maintenance	354	372	422
Depreciation and amortization	275	278	272
Amortization of acquisition-related intangible assets	496	451	438
Goodwill impairment charges	1,126	205	48

	5,492	4,285	4,166

Operating income (loss)	(686)	205	333
Interest income	7	2	3
Interest expense and amortization of deferred financing fees	(637)	(638)	(524)
Loss on extinguishment of debt	—	(58)	(3)
Other income (expense)	15	7	—

Income (loss) from continuing operations before income taxes	(1,301)	(482)	(191)
Benefit from (provision for) income taxes	116	68	116

Income (loss) from continuing operations	(1,185)	(414)	(75)
Income (loss) from discontinued operations, net of tax	67	(156)	(76)

Net income (loss)	(1,118)	(570)	(151)

Other Comprehensive income (loss):
Foreign currency translation	80	(41)	(26)
Less: foreign currency translation reclassified into income	—	109	—

Foreign currency translation, net	80	68	(26)

Unrealized gain (loss) on derivative instruments	(51)	(49)	(16)
Less: gain (loss) on derivatives reclassified into income	80	85	34
Less: income tax benefit (expense)	(11)	(12)	(9)

Net unrealized gain (loss) on derivative instruments, net of tax	18	24	9

Comprehensive income (loss)	$(1,020)	$(478)	$(168)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

	Year ended December 31,
(In millions)	2009	2010	2011
Cash flow from operations:
Net income (loss)	$(1,118)	$(570)	$(151)
Income (loss) from discontinued operations	67	(156)	(76)

Income (loss) from continuing operations	(1,185)	(414)	(75)
Reconciliation of net income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	771	729	710
Goodwill impairment charge	1,126	205	48
Deferred income tax provision (benefit)	(157)	(83)	(157)
Stock compensation expense	31	29	33
Amortization of deferred financing costs and debt discount	42	43	40
Loss on extinguishment of debt	—	58	3
Other non-cash items	(14)	3	2
Accounts receivable and other current assets	(15)	22	73
Accounts payable and accrued expenses	(72)	29	(35)
Clearing broker assets and liabilities, net	(39)	18	(14)
Deferred revenue	62	(36)	(26)

Cash flow from (used in) continuing operations	550	603	602
Cash flow from (used in) discontinued operations	90	118	76

Cash flow from (used in) operations	640	721	678

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(82)	(35)
Cash paid for property and equipment and software	(315)	(298)	(276)
Other investing activities	5	4	(4)

Cash provided by (used in) continuing operations	(323)	(376)	(315)
Cash provided by (used in) discontinued operations	(10)	116	(11)

Cash used in investment activities	(333)	(260)	(326)

Financing activities:
Cash received from issuance of preferred stock	1	—	3
Cash received from borrowings, net of fees	202	1,633	1
Cash used to repay debt	(825)	(1,924)	(239)
Premium paid to retire debt	—	(41)	—
Cash used to purchase treasury stock	(2)	(4)	(4)
Other financing activities	(3)	(8)	(14)

Cash provided by (used in) continuing operations	(627)	(344)	(253)
Cash provided by (used in) discontinued operations	(2)	—	—

Cash provided by (used in) financing activities	(629)	(344)	(253)

Effect of exchange rate changes on cash	11	(3)	(4)

Increase (decrease) in cash and cash equivalents	(311)	114	95
Beginning cash and cash equivalents includes cash of discontinued operations: 2009, $12; 2010, $27; 2011, $7	975	664	778

Ending cash and cash equivalents includes cash of discontinued operations: 2009, $27; 2010, $7; 2011, $5	$664	$778	$873

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Capital in Excess of Par Value
(In millions)	Number of Shares issued	Par Value	Number of Shares issued	Par Value
Balances at December 31, 2008	10	$—	—	$—	$3,687
Net income (loss)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—

Stock compensation expense	—	—	—	—	33
Purchase of treasury stock	—	—	—	—	—
Expiration of put option	—	—	—	—	15
Other	—	—	—	—	(11)

Balances at December 31, 2009	10	—	—	—	3,724
Net income (loss)	—	—	—	—	—
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	—

Stock compensation expense	—	—	—	—	31
Purchase of treasury stock	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(4)
Expiration of put option	—	—	—	—	4
Other	—	—	—	—	(8)

Balances at December 31, 2010	10	—	—	—	3,747
Net income (loss)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax provision of $9)	—	—	—	—	—

Stock compensation expense	—	—	—	—	35
Issuance of preferred stock	—	—	—	—	2
Purchase of treasury stock	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(8)
Expiration of put option	—	—	—	—	23
Other	—	—	—	—	(14)

Balances at December 31, 2011	10	$—	—	$—	$3,785

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity (continued)

	Treasury Stock (Preferred Stock)		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
				Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments
(In millions)	Shares	Amount				Total
Balances at December 31, 2008	—	$(8)	$(449)	$(159)	$(60)	$3,011
Net income (loss)	—	—	(1,118)	—	—	(1,118)
Foreign currency translation	—	—	—	80	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	18	18
Stock compensation expense	—	—	—	—	—	33
Purchase of treasury stock	—	(2)	—	—	—	(2)
Expiration of put option	—	—	—	—	—	15
Other	—	—	—	—	—	(11)

Balances at December 31, 2009	—	(10)	(1,567)	(79)	(42)	2,026
Net income (loss)	—	—	(570)	—	—	(570)
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	68	—	68
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	24	24
Stock compensation expense	—	—	—	—	—	31
Purchase of treasury stock	—	(4)	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(4)
Expiration of put option	—	—	—	—	—	4
Other	—	—	—	—	—	(8)

Balances at December 31, 2010	—	(14)	(2,137)	(11)	(18)	1,567
Net income (loss)	—	—	(151)	—	—	(151)
Foreign currency translation	—	—	—	(26)	—	(26)
Net unrealized gain on derivative instruments (net of tax provision of $9)	—	—	—	—	9	9
Stock compensation expense	—	—	—	—	—	35
Issuance of preferred stock	—	—	—	—	—	2
Purchase of treasury stock	—	(4)	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(8)
Expiration of put option	—	—	—	—	—	23
Other	—	—	—	—	—	(14)

Balances at December 31, 2011	$—	$(18)	$(2,288)	$(37)	$(9)	$1,433

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)	December 31, 2010	December 31, 2011
Assets
Current:
Cash and cash equivalents	$771	$868
Trade receivables, net of allowance for doubtful accounts of $37 and $38	833	802
Earned but unbilled receivables	135	149
Prepaid expenses and other current assets	166	117
Clearing broker assets	230	213
Deferred income taxes	7	—
Assets held for sale	1,339	1,326

Total current assets	3,481	3,475
Property and equipment, less accumulated depreciation of $1,109 and $1,296	892	893
Software products, less accumulated amortization of $1,203 and $1,431	723	554
Customer base, less accumulated amortization of $1,049 and $1,269	1,806	1,580
Other intangible assets, less accumulated amortization of $23 and $22	187	144
Trade name, less accumulated amortization of $7 and $10	1,023	1,019
Goodwill	4,856	4,885

Total Assets	$12,968	$12,550

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$9	$10
Accounts payable	63	60
Accrued compensation and benefits	284	300
Accrued interest expense	103	92
Other accrued expenses	407	342
Clearing broker liabilities	210	179
Deferred revenue	887	862
Deferred income taxes	—	76
Liabilities related to assets held for sale	246	230

Total current liabilities	2,209	2,151
Long-term debt	8,046	7,819
Deferred income taxes	1,106	1,119

Total liabilities	11,361	11,089

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,773	3,793
Accumulated deficit	(2,137)	(2,286)
Accumulated other comprehensive income (loss)	(29)	(46)

Total stockholder’s equity	1,607	1,461

Total Liabilities and Stockholder’s Equity	$12,968	$12,550

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(In millions)	2009	2010	2011
Revenue:
Services	$4,405	$4,075	$4,114
License and resale fees	245	295	289

Total products and services	4,650	4,370	4,403
Reimbursed expenses	156	120	96

	4,806	4,490	4,499

Costs and expenses:
Cost of sales and direct operating	2,249	1,937	1,891
Sales, marketing and administration	992	1,042	1,095
Product development and maintenance	354	372	422
Depreciation and amortization	275	278	272
Amortization of acquisition-related intangible assets	496	451	438
Goodwill impairment charges	1,126	205	48

	5,492	4,285	4,166

Operating income (loss)	(686)	205	333
Interest income	7	2	3
Interest expense and amortization of deferred financing fees	(637)	(638)	(524)
Loss on extinguishment of debt	—	(58)	(3)
Other income (expense)	15	7	—

Income (loss) from continuing operations before income taxes	(1,301)	(482)	(191)
Benefit from (provision for) income taxes	116	68	118

Income (loss) from continuing operations	(1,185)	(414)	(73)
Income (loss) from discontinued operations, net of tax	67	(156)	(76)

Net income (loss)	(1,118)	(570)	(149)

Other Comprehensive income (loss):
Foreign currency translation	80	(41)	(26)
Less: foreign currency translation reclassified into income	—	109	—

Foreign currency translation, net	80	68	(26)

Unrealized gain (loss) on derivative instruments	(51)	(49)	(16)
Less: gain (loss) on derivatives reclassified into income	80	85	34
Less: income tax benefit (expense)	(11)	(12)	(9)

Net unrealized gain (loss) on derivative instruments, net of tax	18	24	9

Comprehensive income (loss)	$(1,020)	$(478)	$(166)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(In millions)	2009	2010	2011
Cash flow from operations:
Net income (loss)	$(1,118)	$(570)	$(149)
Income (loss) from discontinued operations	67	(156)	(76)

Income (loss) from continuing operations	(1,185)	(414)	(73)
Reconciliation of net income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	771	729	710
Goodwill impairment charge	1,126	205	48
Deferred income tax provision (benefit)	(157)	(84)	(158)
Stock compensation expense	31	29	33
Amortization of deferred financing costs and debt discount	42	43	40
Loss on extinguishment of debt	—	58	3
Other non-cash items	(14)	3	2
Accounts receivable and other current assets	(15)	22	73
Accounts payable and accrued expenses	(73)	30	(36)
Clearing broker assets and liabilities, net	(39)	18	(14)
Deferred revenue	62	(36)	(26)

Cash flow from (used in) continuing operations	549	603	602
Cash flow from (used in) discontinued operations	90	118	76

Cash flow from (used in) operations	639	721	678

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(13)	(82)	(35)
Cash paid for property and equipment and software	(315)	(298)	(276)
Other investing activities	5	4	(4)

Cash provided by (used in) continuing operations	(323)	(376)	(315)
Cash provided by (used in) discontinued operations	(10)	116	(11)

Cash used in investment activities	(333)	(260)	(326)

Financing activities:
Cash received from borrowings, net of fees	202	1,633	1
Cash used to repay debt	(825)	(1,924)	(239)
Premium paid to retire debt	—	(41)	—
Other financing activities	(3)	(12)	(15)

Cash provided by (used in) continuing operations	(626)	(344)	(253)
Cash provided by (used in) discontinued operations	(2)	—	—

Cash provided by (used in) financing activities	(628)	(344)	(253)

Effect of exchange rate changes on cash	11	(3)	(4)

Increase (decrease) in cash and cash equivalents	(311)	114	95
Beginning cash and cash equivalents includes cash of discontinued operations: 2009, $12; 2010, $27; 2011, $7	975	664	778

Ending cash and cash equivalents includes cash of discontinued operations: 2009, $27; 2010, $7; 2011, $5	$664	$778	$873

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Changes in Stockholder’s Equity

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
(In millions)	Number of Shares issued	Par Value	Capital in Excess of Par Value		Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total
Balances at December 31, 2008	—	$—	$3,731	$(449)	$(159)	$(60)	$3,063
Net income (loss)	—	—	—	(1,118)	—	—	(1,118)
Foreign currency translation	—	—	—	—	80	—	80
Net unrealized gain on derivative instruments (net of tax provision of $11)	—	—	—	—	—	18	18
Stock compensation expense	—	—	33	—	—	—	33
Other	—	—	(9)	—	—	—	(9)

Balances at December 31, 2009	—	—	3,755	(1,567)	(79)	(42)	2,067
Net income (loss)	—	—	—	(570)	—	—	(570)
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	68	—	68
Net unrealized gain on derivative instruments (net of tax provision of $12)	—	—	—	—	—	24	24
Stock compensation expense	—	—	31	—	—	—	31
Other	—	—	(13)	—	—	—	(13)

Balances at December 31, 2010	—	—	3,773	(2,137)	(11)	(18)	1,607
Net income (loss)	—	—	—	(149)	—	—	(149)
Foreign currency translation	—	—	—	—	(26)	—	(26)
Net unrealized gain on derivative instruments (net of tax provision of $9)	—	—	—	—	—	9	9
Stock compensation expense	—	—	35	—	—	—	35
Other	—	—	(15)	—	—	—	(15)

Balances at December 31, 2011	—	$—	$3,793	$(2,286)	$(37)	$(9)	$1,461

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

The Holding Companies have no other operations beyond those of their ownership of SunGard. SunGard is one of the world’s leading software and technology services companies and has three segments: Financial Systems (“FS”), Availability Services (“AS”) and Other, which is comprised of the Company’s Public Sector business (“PS”) and K-12 Education business. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

The Company generates revenue from the following sources: (1) services revenue, which includes revenue from processing services, software maintenance and support, software rentals, recovery and managed services, professional services and broker/dealer fees; and, (2) software license fees, which result from contracts that permit the customer to use a SunGard product at the customer’s site.

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

With respect to software related multiple element arrangements, sufficient evidence of fair value is defined as VSOE. If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

VSOE supporting the fair value of maintenance is based on the optional renewal rates for each product and is typically 18% to 20% of the software license fee per year. VSOE supporting the fair value of professional services is based on the standard daily rates charged when those services are sold separately.

In some software related multiple-element arrangements, the maintenance or services rates are discounted. In these cases, a portion of the software license fee is deferred and recognized as the maintenance or services are performed based on VSOE of the services.

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

For non-software multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. During 2009 the fair value of each undelivered element was determined using VSOE, and the residual method was used to assign a fair value to the delivered element if its VSOE was not available. Under the new rules for 2010 and 2011 described above, the selling price for each element is based upon the following selling price hierarchy: VSOE then TPE then BESP. The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions. Since under the new hierarchy a fair value for each element will be determinable, the residual method is no longer used.

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

Increases and decreases in net assets resulting from currency translation are reflected in stockholder’s equity as a component of accumulated other comprehensive income (loss).

Legal Fees

Legal fees expected to be incurred defending the Company in connection with an asserted claim are accrued when they are probable of being incurred and can be reasonably estimated.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment in continuing operations was $237 million in 2009, $232 million in 2010 and $221 million in 2011.

Software Products

Software development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Recoverable costs incurred subsequent to technological feasibility of new products and enhancements to existing products as well as costs incurred to purchase or to create and implement internal-use software, which includes software coding, installation, testing and certain data conversions, and software obtained through business acquisitions are capitalized and amortized over the estimated useful lives of the related products, generally three to twelve years (average life is eight years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization. Amortization of all software products of continuing operations, including software acquired in business acquisitions and software purchased for internal use, aggregated $269 million in 2009, $245 million in 2010 and $236 million in 2011. Software development expense of continuing operations was $180 million in 2010 and $201 million in 2011. Capitalized development costs of continuing operations were $11 million in 2010 and $10 million in 2011.

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

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as a result of the LBO and as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from three to 18 years (average life is 12 years). Amortization of all customer base intangible assets of continuing operations aggregated $253 million in 2009, $246 million in 2010 and $245 million in 2011.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs incurred in connection with debt issued in the LBO and amendments to our debt and other financing transactions (see Note 5), noncompetition agreements, long-term accounts receivable, prepayments and long-term investments. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from two to five years.

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

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2011, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2012	$392
2013	338
2014	285
2015	228
2016	211

Trade Name

The trade name intangible asset primarily represents the fair value of the SunGard trade name at the LBO and is an indefinite-lived asset not subject to amortization. The Company performed its annual impairment test of the SunGard trade name in the third quarter and based on the results of this test, the fair value of the trade name exceeded its carrying value, resulting in no impairment of the trade name. As a result of the expected sale of the Higher Education business (“HE”), future cash flows which drive the value of the trade name were decreased, and the amount by which the estimated fair value of the trade name exceeded its carrying value was lower in the current year impairment test compared to prior years. A one-percent decrease in the assumed royalty rate or a one-percent increase in the discount rate assumption would have resulted in an impairment of the trade name asset. To the extent that additional businesses are divested in the future or there is a deterioration of projected future earnings in the business, the cash flows supporting the trade name will further decline and impairment charges may result.

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

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the most recent annual impairment test as of July 1, 2011, the discount rates and perpetual growth rates used were between 10% and 12% and 3% and 4%, respectively. Based on the results of the step one tests, the Company determined that the fair values of each of its reporting units exceeded carrying value and a step two test was not required for any of its 13 reporting units.

The Company has three reporting units, whose goodwill balances in the aggregate total $1.2 billion as of December 31, 2011, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 15% of the carrying value as of the July 1, 2011 impairment test. A one percentage point decrease in the perpetual growth rate or a one percentage point increase in the discount rate would cause each of these reporting units to fail the step one test and require a step two analysis, and some or all of this goodwill could be impaired. Furthermore, if any of these units fail to achieve expected performance levels in the next twelve months or experience a downturn in the business below current expectations, goodwill could be impaired. The Company’s remaining 10 reporting units, whose goodwill balances in aggregate total $4.6 billion at December 31, 2011 each had estimated fair values which exceeded the carrying value of the reporting unit by at least 20% as of the July 1, 2011 impairment test. Two of the Company’s 13 reporting units, whose combined goodwill balance was $929 million and was included in assets held for sale as of December 31, 2011, were sold in connection with the HE sale in January 2012.

In 2009, the Company recorded an adjustment to the state income tax rate used to calculate the deferred income tax liabilities associated with the intangible assets at the LBO date which resulted in reductions to the deferred tax liability and goodwill balances of approximately $114 million. During 2011 the Company determined that the 2009 adjustment was incorrect and has reversed it, thereby increasing the deferred tax liability and goodwill balances each by approximately $100 million for continuing operations and $14 million for assets (liabilities) held for sale. As a result of this correction, the Company recorded a goodwill impairment charge of $48 million in continuing operations, of which $36 million related to the impairment charge in 2009 and $12 million related to the impairment charge in 2010, and recorded a $3 million goodwill impairment charge in discontinued operations that related to the 2010 impairment charge. In addition, the Company recorded an income tax benefit of $48 million, of which $35 million related to prior periods, reflecting the amortization of the deferred income tax liability which benefit would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made. Had the Company recorded the goodwill impairment charges in the correct periods, the impairment charge for 2009 would have been $1.162 billion, and the impairment charge in 2010 would have been $217 million recorded in continuing operations. The Company has assessed the impact of correcting these errors in the current period and does not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2011 financial statements. As a result, the Company has not restated any prior period amounts.

Based on the results of the step one test for the July 1 annual impairment test for 2010, the Company determined that the carrying values of its PS reporting unit, its Public Sector United Kingdom (“PS UK”) reporting unit, which was sold in December 2010 and is included in discontinued operations, and its Higher Education Managed Services (“HE MS”) reporting units, which, along with the remainder of HE, was sold in January 2012 and is included in discontinued operations, were in excess of their respective fair values and a step two test was required for each of these reporting units. The primary driver for the decline in the fair value of each of the reporting units compared to the prior year is the reduction in the perpetual growth rate assumption used for each of these three reporting units, stemming from the recent disruption in the global financial markets, particularly the markets which these three reporting units serve. Furthermore, there was a decline in the cash flow projections for the PS and PS UK reporting units, compared to those used in the 2009 goodwill impairment test, as a result of decline in the overall outlook for these two reporting units. Additionally, the discount rate assumption used for the PS UK reporting unit was higher than the discount rate used in the 2009 impairment test.

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

In completing the step two tests to determine the implied fair value of goodwill and therefore the amount of impairment, the Company first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for each of the three reporting units and recorded a goodwill impairment charge of $328 million, of which $205 million is now presented in continuing operations and $123 million in discontinued operations.

During 2009, based on an evaluation of year-end results and a reduction in the revenue growth outlook for the AS business, the Company concluded that AS had experienced a triggering event in its North American reporting unit (“AS NA”), one of two reporting units identified in the July 1, 2009 annual impairment test where the excess of the estimated fair value over the carrying value was less than 10%. As a result, the Company determined that the carrying value of AS NA was in excess of its fair value. In completing the step two test, we determined that the carrying value of AS NA’s goodwill exceeded its implied fair value by $1.126 billion and recorded a goodwill impairment charge for this amount.

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	Other	Subtotal	AS	Other	Subtotal	Total
Balance at December 31, 2009	$3,457	$2,211	$535	$6,203	$(1,126)	$—	$(1,126)	$5,077
2010 acquisitions	24	1	—	25	—	—	—	25
Adjustments related to the LBO and prior year acquisitions	(2)	(1)	(1)	(4)	—	—	—	(4)
Impairment charges	—	—	—	—	—	(205)	(205)	(205)
Effect of foreign currency translation	(29)	(8)	—	(37)	—	—	—	(37)

Balance at December 31, 2010	3,450	2,203	534	6,187	(1,126)	(205)	(1,331)	4,856
2011 acquisitions	6	—	—	6	—	—	—	6
Adjustments related to the LBO and prior year acquisitions	42	38	11	91	—	—	—	91
Impairment charges	—	—	—	—	(36)	(12)	(48)	(48)
Effect of foreign currency translation	(18)	(2)	—	(20)	—	—	—	(20)

Balance at December 31, 2011	$3,480	$2,239	$545	$6,264	$(1,162)	$(217)	$(1,379)	$4,885

During 2011 the Company determined that a 2009 adjustment impacting goodwill and deferred income tax liability was incorrect and has reversed it, thereby increasing the goodwill and deferred tax liability balances associated with continuing operations each by approximately $100 million. The adjustment, which was not material to any prior period financial statements, is reflected in the “Adjustments related to the LBO and prior year acquisitions” line in 2011. See Goodwill discussion above.

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

Recent Accounting Pronouncements

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

In June 2011, the FASB issued amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under the guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. The amended guidance eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The amendment is effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively. In October 2011, the FASB announced that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for fiscal years and interim periods within those years beginning after December 31, 2011. The Company early adopted the single statement presentation option in 2011.

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

2. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During 2011, the Company completed five acquisitions in its FS segment. Cash paid, subject to certain adjustments, was $35 million.

During 2010, the Company completed three acquisitions in its FS segment and one in its AS segment, and, in 2009, the Company completed three acquisitions in its FS segment.

At December 31, 2011, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $7 million, of which $4 million is included in other accrued expenses.

Discontinued Operations

In December 2010, the Company sold its PS UK business. Also, as previously disclosed, the Company announced that SCC, SunGard, private equity firm Hellman & Friedman Capital Partners VI, L.P. (“Hellman & Friedman”) and certain of their respective affiliates had entered into an Agreement and Plan of Merger dated as of August 4, 2011, and that SunGard, SunGard Higher Education Inc. and certain affiliates of Hellman & Friedman had entered into an Asset Purchase Agreement dated as of August 4, 2011 (together, the “Transaction Agreements”) to sell SunGard’s HE business (excluding K-12). The transactions closed in January 2012. SunGard used the net cash proceeds (as defined in its senior secured credit agreement) of $1.222 billion, which is the gross transaction value of $1.775 billion less applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans (see Note 5).

The results for the discontinued operations for the years ended December 31, 2009, 2010 and 2011 were as follows (in millions):

	Year ended December 31,
	2009	2010	2011
Revenue	$702	$683	$492
Operating income (loss), excluding goodwill impairment	111	102	98
Goodwill impairment charge	—	(123)	(3)

Operating income (loss)	111	(21)	95
Loss on sale of business	—	(94)	—

Income (loss) before income taxes	111	(115)	95
Benefit from (provision for) income taxes	(44)	(41)	(171)

Income (loss) from discontinued operations	$67	$(156)	$(76)

Included in 2009 was revenue and operating income related to HE of $526 million and $104 million, respectively. Included in 2010 was revenue and operating income related to HE of $503 million and $63 million, respectively. Also in 2010, the Company recorded $123 million of goodwill impairment charges, of which $91 million was related to PS UK and $32 million was related to HE MS and a loss on disposal of approximately $94 million which included the write-off of the currency translation adjustment (CTA) which is included as a separate component of equity. In 2011, the Company recorded $135 million of deferred tax expense related to the book-over-tax basis difference in a HE subsidiary. Also in 2011, the Company increased goodwill by $14 million and recorded a $3 million goodwill impairment charge (see Goodwill discussion in Note 1).

Assets held for sale and liabilities related to assets held for sale consisted of the following (in millions) at December 31, 2010 and 2011, respectively:

	December 31, 2010	December 31, 2011
Cash	$7	$5
Accounts receivable, less allowance for doubtful accounts of $4 and $7	62	51
Earned but unbilled receivables	32	37
Prepaid expenses and other current assets	11	10
Deferred income taxes	3	3
Property and equipment, less accumulated depreciation of $26 and $26	27	31
Software products, less accumulated amortization of $98 and $110	86	78
Customer base, less accumulated amortization of $110 and $121	193	182
Goodwill	918	929

Assets held for sale	$1,339	$1,326

Accounts payable	$1	$1
Accrued compensation and benefits	18	15
Other accrued expenses	15	12
Deferred revenue	110	106
Deferred income taxes	102	96

Liabilities related to assets held for sale	$246	$230

3. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2010	December 31, 2011
Segregated customer cash and treasury bills	$57	$23
Securities borrowed	154	157
Receivables from customers and other	19	33

Clearing broker assets	$230	$213

Payables to customers	$19	$16
Securities loaned	137	145

Payable to brokers and dealers	54	18

Clearing broker liabilities	$210	$179

Segregated customer cash and treasury bills are held by the Company on behalf of customers. Securities borrowed and loaned are collateralized financing transactions which are cash deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

4. Property and Equipment:

Property and equipment consisted of the following (in millions):

	December 31, 2010	December 31, 2011
Computer and telecommunications equipment	$901	$993
Leasehold improvements	766	845
Office furniture and equipment	135	148
Buildings and improvements	136	138
Land	17	17
Construction in progress	46	48

	2,001	2,189
Accumulated depreciation and amortization	(1,109)	(1,296)

	$892	$893

5. Debt and Derivative Instruments:

Debt consisted of the following (in millions):

	December 31, 2010	December 31, 2011
Senior Secured Credit Facilities:
Secured revolving credit facility (A)	$—	$—
Tranche A, effective interest rate of 3.29% and 3.33% (A)	1,447	1,386
Tranche B, effective interest rate of 6.67% and 4.32% (A)	2,468	2,407
Incremental term loan at 6.75% and 3.78% (A)	479	479

Total Senior Secured Credit Facilities	4,394	4,272
Senior Notes due 2014 at 4.875%, net of discount of $12 and $8 (B)	238	242
Senior Notes due 2015 at 10.625%, net of discount of $4 and $3 (C)	496	497
Senior Notes due 2018 at 7.375% (C)	900	900
Senior Notes due 2020 at 7.625% (C)	700	700
Senior Subordinated Notes due 2015 at 10.25% (C)	1,000	1,000
Secured accounts receivable facility, at 3.76% and 3.79% (D)	313	200
Other, primarily acquisition purchase price and capital lease obligations	14	18

Total debt	8,055	7,829
Short-term borrowings and current portion of long-term debt	(9)	(10)

Long-term debt	$8,046	$7,819

As a result of the LBO, the Company is highly leveraged. SunGard was in compliance with all covenants at December 31, 2011. Below is a summary of our debt instruments.

(A) Senior Secured Credit Facilities

As of December 31, 2011, SunGard’s senior secured credit facilities (“Credit Agreement”) consist of (1) $1.39 billion of U.S. dollar-denominated tranche A term loans maturing on February 28, 2014, (2) $2.41 billion of U.S. dollar-denominated tranche B term loans maturing on February 28, 2016,

(3) $479 million of U.S. dollar-denominated incremental term loans maturing on February 28, 2014 and (4) a $880 million, revolving credit facility terminating on May 11, 2013. As of December 31, 2011, $858 million was available for borrowing under the revolving credit facility after giving effect to $22 million of outstanding letters of credit.

During the third and fourth quarters of 2011, SunGard repaid in full its tranche A and tranche B pound sterling-denominated term loans totaling £78 million.

On March 2, 2012, SunGard amended its Credit Agreement to, among other things, extend the maturity date of approximately $908 million of tranche A and incremental term loans from February 28, 2014 to February 28, 2017, extend the maturity of the $880 million revolving credit facility from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions, in order to, among other things, permit the potential spin-off of AS.

On November 10, 2011, SunGard amended the Credit Agreement to modify the definition of consolidated EBITDA to allow for the inclusion of EBITDA generated by discontinued operations until such operations are actually sold for purposes of calculating compliance with certain financial covenants.

On March 11, 2011, SunGard amended the Credit Agreement to, among other things, obtain new revolving credit commitments of $300 million that increased SunGard’s aggregate revolving credit commitments by $50 million to approximately $880 million.

On January 31, 2011, SunGard amended the Credit Agreement to, among other things, (a) eliminate the LIBOR and Base Rate floors and (b) reduce the Eurocurrency interest rate spread to 3.50% from 3.75% and the base rate spread to 2.50% from 2.75% with no impact on maturity.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at SunGard’s option, either (a) a base rate that is the higher of: (1) the prime rate of JPMorgan Chase Bank, N.A. and (2) the federal funds rate plus one-half of 1% or (b) LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days. The applicable margin for borrowings under Credit Agreement may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Credit Agreement, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is currently 0.75% per annum and may change subject to attaining certain leverage ratios. As of December 31, 2011, the applicable interest rates under the Credit Agreement and the effective interest rates adjusted for swaps (if applicable) are as follows:

	Applicable interest rate	Effective rate adjusted for swaps
Revolving credit facility	3.55%	N/A
Tranche A	2.03%	3.33%
Tranche B	3.98%	4.32%
Incremental term loan	3.78%	N/A

All obligations under the Credit Agreement are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% owned subsidiaries, referred to, collectively, as Guarantors.

The Credit Agreement also requires SunGard to prepay outstanding term loans, subject to certain exceptions, with excess cash flow and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under the Company’s secured accounts receivable facility. Any required payments would be applied pro rata to the term loan lenders and to installments of the term loans in direct order of maturity. Pursuant to the terms of the Credit Agreement, SunGard made the following mandatory prepayments:

•

In January 2012, the Company completed the sale of HE and used net cash proceeds (as defined in the Credit Agreement) of $1.22 billion to repay, on a pro-rata basis, outstanding term loans as follows (in millions):

	December 31, 2011	Less: Repayment on January 20, 2012	Remaining Balance
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—	$—
Tranche A	1,386	(396)	990
Tranche B	2,407	(689)	1,718
Incremental term loan	479	(137)	342

Total Senior Secured Credit Facilities	$4,272	$(1,222)	$3,050

•

In December 2010, the Company sold its PS UK operation for gross proceeds of £88 million ($138 million). SunGard used net cash proceeds to repay $96 million of U.S. dollar-denominated term loans, $3 million of pound sterling-denominated term loans and $2 million of euro-denominated term loans. In addition, and concurrent with these mandatory prepayments, other available cash was used to voluntarily repay the remaining $164 million balance outstanding on the euro-denominated term loans.

SunGard is required to repay installments on the loans under the term loan facilities in quarterly principal amounts of 0.25% of their funded total principal amount through the maturity date for each class of term loans, at which time the remaining aggregate principal balance is due, subject to certain springing maturity provisions. However, as a result of loan prepayments, SunGard is no longer required to make quarterly principal payments on the tranche A, tranche B or incremental term loans.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, SunGard’s (and most or all of its subsidiaries’) ability to incur additional debt or issue preferred stock, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, under the Credit Agreement, SunGard is required to satisfy certain total leverage and interest coverage ratios.

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. SunGard pays a stream of fixed interest payments for the term of the swap, and in return, receives variable interest payments based on the one-month LIBOR rate or three-month LIBOR rate, which was 0.295% and 0.581%, respectively, at December 31, 2011. The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of the Company’s interest rate swaps at December 31, 2011 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
January/February 2009	February 2012	$1,200	1.78%	1-Month
February 2010	May 2013	500	1.99%	3-Month

Total / Weighted Average interest rate		$1,700	1.84%

The interest rate swaps are designated and qualify as cash flow hedges and are included at estimated fair value as an asset or a liability in the consolidated balance sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. For 2009, 2010 and 2011, the Company included unrealized after-tax gains of $18 million, $21 million, and $17 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value of the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the Credit Agreement change or if the loan is extinguished. The fair values of the swap agreements at December 31, 2010 and 2011 are $38 million and $11 million, respectively and are included in other accrued expenses. The effects of the interest rate swaps are reflected in the effective interest rate for the Credit Agreement loans in the components of debt table above. The Company had no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $10 million of expense related to the Company’s interest rate swaps from accumulated Other Comprehensive Income into earnings based on the borrowing rates at December 31, 2011.

(B) Senior Notes due 2014

On January 15, 2004, SunGard issued $500 million of senior unsecured notes, of which $250 million 3.75% notes were due and paid in full in January 2009 and $250 million 4.875% notes are due January 2014, which are subject to certain standard covenants. As a result of the LBO, these senior notes became collateralized on an equal and ratable basis with loans under the Credit Agreement and are guaranteed by all subsidiaries that guarantee the senior notes due 2015, 2018 and 2020 and senior subordinated notes due 2015. The senior notes due 2014 are recorded at $242 million as of December 31, 2011 reflecting the remaining unamortized discount caused by the LBO of $8 million that will continue to be amortized as interest expense over the remaining periods to maturity.

(C) Senior Notes due 2015, 2018 and 2020 and Senior Subordinated Notes due 2015

The senior notes due 2015, 2018 and 2020 are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, wholly owned subsidiaries of SunGard. In November 2010, SunGard issued $900 million of 7.375% senior notes due

2018 and $700 million of 7.625% senior notes due 2020 and used the proceeds and excess cash to retire the $1.6 billion 9.125% senior notes due 2013.

The senior subordinated notes due 2015 are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the senior notes due 2014 and the senior notes due 2015, 2018 and 2020. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

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

On February 21, 2012, SunGard announced its intention to redeem all of its outstanding 10.625% senior notes due 2015 under the Indenture dated as of September 29, 2008 (as amended or supplemented from time to time, the “2015 Indenture”) among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee. SunGard expects to redeem the 2015 senior notes on April 2, 2012 at a redemption price equal to 105.313% of the aggregate principal amount plus accrued and unpaid interest to the redemption date, pursuant to Section 3.07(d) of the 2015 Indenture.

(D) Secured Accounts Receivable Facility

In March 2009, SunGard entered into a syndicated three-year secured accounts receivable facility. The facility limit was $317 million, which consisted of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. On September 30, 2010, SunGard entered into an Amended and Restated Credit and Security Agreement related to its receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) increased the term loan component to $200 million from $181 million, (c) extended the maturity date to September 30, 2014, (d) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at December 31, 2011 was 3.79%, and (e) amended certain terms.

In connection with the sale of the Company’s HE business, the participating HE subsidiaries were removed from the receivables facility, effective as of October 3, 2011. As a result, the combined total amount available for borrowing under the receivables facility was reduced from $350 million to $290 million.

At December 31, 2011, $200 million was drawn against the term loan commitment and none was drawn against the revolving commitment. At December 31, 2011, $572 million of accounts receivables secured the borrowings under the receivables facility.

SunGard is subject to a fee on the unused portion of 0.75% per annum. The receivables facility contains certain covenants and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Future Maturities

At December 31, 2011, the contractual future maturities of debt and the future maturities of debt reflecting the impact of the $1.22 billion debt repayment made on January 20, 2012, the March 2012 extension of the maturity date of $908 million of term loans to 2017, and the early redemption of the 10.625% senior notes due 2015 (collectively, the “Debt Transactions”) are as follows (in millions):

	Contractual		Reflecting the Debt Transactions
thru 12/31
2012	$10		$507	(2)
2013	52		7
2014	2,313	(1)	865	(1)
2015	1,522	(2)	1,000
2016	2,331		1,719
Thereafter	1,601		2,509

(1)	Included are debt discounts of $8 million.
(2)	Included are debt discounts of $3 million.

6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents—money market funds	$351	$—	$—	$351

Liabilities
Interest rate swap agreements and other	$—	$15	$—	$15

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents—money market funds	$210	$—	$—	$210
Clearing broker assets—treasury bills	2	—	—	2

	$212	$—	$—	$212

Liabilities
Interest rate swap agreements and other	$—	$34	$—	$34

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using			Excluding 2011 impairment adjustment	Including 2011 impairment adjustment
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)
Assets
Goodwill	$—	$—	$560	$(328)	$(340)

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2009 (in millions):

	Fair Value Measures Using			Excluding 2011 impairment adjustment	Including 2011 impairment adjustment
	Level 1	Level 2	Level 3	Total Gains (Losses)	Total Gains (Losses)
Assets
Goodwill	$—	$—	$928	$(1,126)	$(1,162)

The fair value of goodwill is categorized in Level 3, fair value measurement using significant unobservable inputs, and is estimated by a combination of discounted cash flows based on (i) projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. Goodwill with a carrying value of $888 million was written down to fair value of $560 million and a $328 million impairment loss was recognized, of which $205 million is reflected in continuing operations and $123 million is reflected in discontinued operations as discussed further in Notes 1 and 2. If the Company had not recorded the incorrect adjustment to reduce goodwill and deferred income tax liabilities in 2009, the carrying value in 2010 of goodwill related to the units that incurred the goodwill impairment would have been $12 million higher, resulting in an incremental $12 million impairment charge in 2010. The incremental goodwill impairment charge was recorded in 2011.

Goodwill with a carrying value of $2,054 million was written down to fair value of $928 million and a $1,126 million impairment loss was recognized, which is reflected in continuing operations for the year ended December 31, 2009 as discussed further in Note 1. If the Company had not recorded the incorrect adjustment to reduce goodwill and deferred income tax liabilities in 2009, the carrying value in 2009 of goodwill related to the unit that incurred the goodwill impairment would have been $36 million higher, resulting in an incremental $36 million impairment charge in 2009. The incremental goodwill impairment charge was recorded in 2011.

Fair Value of Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments (in millions):

	December 31, 2010		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Floating rate debt	$4,707	$4,644	$4,472	$4,372
Fixed rate debt	3,348	3,432	3,357	3,454

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

7. Preferred Stock

SCCII

SCCII has preferred and common stock outstanding at December 31, 2010 and 2011. The preferred stock is non voting and ranks senior in right of payment to the common stock. Each share of preferred stock has a liquidation preference of $100 (the initial class P liquidation preference) plus an amount equal to the accrued and unpaid dividends accruing at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share), compounded quarterly. Holders of preferred stock are entitled to receive cumulative preferential dividends to the extent a dividend is declared by the Board of Directors of SCCII at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share) payable quarterly in arrears. The aggregate amount of cumulative but undeclared preferred stock dividends at December 31, 2010 and 2011 was $837 million and $1,061 million, respectively ($85.29 and $107.76 per share, respectively). No dividends have been declared since inception.

Preferred shares and stock awards based in preferred shares are held by certain members of management. In the case of termination resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. Accordingly, these shares of preferred stock must be classified as temporary equity (between liabilities and stockholder’s equity) on the balance sheet of SCCII.

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

In the case of termination resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. Accordingly, these common shares must be classified as temporary equity (between liabilities and equity) on the balance sheet of SCC.

9. Stock Option and Award Plans and Stock-Based Compensation:

The SunGard 2005 Management Incentive Plan (“Plan”) as amended from time to time was established to provide long-term equity incentives. The Plan authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. Options on Units cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units (“RSUs”) for Units in the Parent Companies and options to purchase Class A common stock in SCC. Currently, equity awards are granted for RSUs. All awards under the Plan are granted at fair market value on the date of grant.

Time-based options granted prior to May 2011 vest over five years as follows: 25% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Time-based RSUs granted prior to May 2011 vest over five years as follows: 10% one year after date of grant, and 1/48th of the remaining balance each month thereafter for 48 months. Time-based options and RSUs granted in May 2011 or later vest over four years as follows: 28% one year after date of grant, and 2% each month thereafter for 36 months. Performance-based options and RSUs are earned upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) targets for the Company during a specified performance period. For awards granted prior to May 2011, the performance period was generally five years. For awards granted in 2011 (but after May 2011), the performance period is 18 months. Time-based and performance-based options can partially or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years (ten years for modified performance-based RSUs) after the date of grant.

During the third quarter of 2009, the Company amended the terms of unvested performance awards granted prior to 2009 by (i) reducing performance targets for 2009 and 2010 to budgeted Internal EBITA, (ii) reducing the number of shares that are earned at the reduced targets, (iii) delaying vesting of earned shares, and, (iv) in the case of certain RSUs, increasing the length of time for distribution, or release, of vested awards. Excluding the 15 senior executive management award holders at that time, all 290 award holders participated in the amendments. During the fourth quarter of 2009, senior executive management’s performance awards were amended consistent with non-senior executive awards and in addition were amended to modify or add, as applicable, vesting on return-on-equity basis terms. All amended equity awards were revalued at the modification dates at the respective fair market value. There was no expense recognized as a result of the modifications.

During the second quarter of 2010, the Company amended the terms of all unvested performance awards outstanding with performance periods after 2010 by reducing the performance targets for those periods to the budgeted Internal EBITA for the applicable year. All 280 award holders participated in the amendments, and there was no expense recognized as a result of the modification.

The total fair value of options that vested for 2009, 2010 and 2011 was $24 million, $18 million and $8 million, respectively. The total fair value of RSUs that vested for the years 2009, 2010 and 2011 was $10 million, $13 million and $22 million, respectively. At December 31, 2010 and 2011, approximately 0.8 million and 1.6 million RSUs, respectively, were vested.

The fair value of option Units granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2009	2010	2011
Weighted-average fair value on date of grant	$7.64	$7.37	$9.76
Assumptions used to calculate fair value:
Volatility	43%	36%	43%
Risk-free interest rate	2.1%	1.9%	1.6%
Expected term	5.0 years	5.0 years	5.0 years
Dividends	zero	zero	zero

The fair value of Class A options granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2009	2010
Weighted-average fair value on date of grant	$0.28	$0.23
Assumptions used to calculate fair value:
Volatility	81%	156%
Risk-free interest rate	2.3%	2.1%
Expected term	5.0 years	5.0 years
Dividends	zero	zero

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Since the Company is not publicly traded, the Company utilizes equity valuations based on (a) stock market valuations of public companies in comparable businesses, (b) recent transactions involving comparable companies and (c) any other factors deemed relevant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on implied volatilities from market comparisons of certain publicly traded companies and other factors. The expected term of stock options granted is derived from historical experience and expectations and represents the period of time that stock options granted are expected to be outstanding. The requisite service period is generally four or five years from the date of grant.

For 2009, 2010 and 2011, the Company included non-cash stock compensation expense of $31 million, $29 million and $33 million, respectively, in sales, marketing and administration expenses (in continuing operations). In each of 2009, 2010 and 2011, the Company included non-cash stock compensation expense of $2 million in income (loss) from discontinued operations. At December 31, 2011, there is approximately $4 million and $61 million, respectively, of unearned non-cash stock-based compensation related to time-based options and RSUs that the Company expects to record as expense over a weighted average of 1.5 and 3.8 years, respectively. In addition, at December 31, 2011, there is approximately $7 million and $41 million, respectively, of unearned non-cash stock-based compensation related to performance-based options and RSUs that the Company could record as expense over a weighted average of 2.1 and 2.8 years, respectively, depending on the level of achievement of financial performance goals. Included in the performance award amounts above are approximately 270,000 option Units ($1.5 million), 224,000 class A options ($0.3 million) and 112,000 RSUs ($2.2 million) that were earned during 2009 and 2010, but that will vest monthly during 2012 and 2013. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of four or five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period.

The following table summarizes option/RSU activity:

	Units
	Options (in millions)	Weighted- Average Price	RSUs (in millions)	Weighted- Average Price	Class A Options (in millions)	Weighted- Average Price
Outstanding at December 31, 2008	31.8	$16.24	3.7	$23.07	9.4	$2.47
Granted	0.4	19.00	1.5	19.10	3.7	0.42
Exercised / released	(1.7)	10.56	—		—
Canceled	(2.5)	18.14	(0.2)	23.36	(0.6)	2.50

Outstanding at December 31, 2009	28.0	16.46	5.0	21.87	12.5	1.86
Granted	0.2	21.32	2.3	21.23	2.0	0.25
Exercised / released	(0.7)	11.94	(0.1)	22.86	—
Canceled	(1.3)	18.09	(0.8)	22.16	(2.1)	1.97

Outstanding at December 31, 2010	26.2	16.54	6.4	21.59	12.4	1.58
Granted	0.2	24.74	2.4	24.40	—
Exercised / released	(2.0)	10.39	(0.3)	21.92	—
Canceled	(4.2)	18.05	(0.9)	21.41	(2.4)	1.48

Outstanding at December 31, 2011	20.2	16.93	7.6	22.50	10.0	1.60

Included in the table above are 2.8 million option Units (weighted-average exercise price of $18.54), 1.0 million RSUs (weighted-average price of $21.82) and 1.9 million Class A options (weighted-average exercise price of $1.93) that have not vested and for which the performance period has ended. These options and RSUs may be canceled in the future.

Shares available for grant under the 2005 plan at December 31, 2011 were approximately 18.8 million shares of Class A common stock and 2.4 million shares of Class L common stock of SunGard Capital Corp. and 0.9 million shares of preferred stock of SunGard Capital Corp. II.

The total intrinsic value of options exercised during the years 2009, 2010 and 2011 was $16 million, $7 million and $25 million, respectively.

Cash proceeds received by SCC, including proceeds received by SCCII, from exercise of stock options was $5 million, $1 million and $0.3 million in 2009, 2010 and 2011, respectively. Cash proceeds received by SCCII from exercise of stock options was $1 million in 2009, $0.4 million in 2010 and $0.08 million in 2011. Cash proceeds received by SCC, including proceeds received by SCCII, from purchases of stock were $6 million in 2011. Cash proceeds received by SCCII from purchases of stock were $3 million in 2011.

The tax benefit from options exercised during 2009, 2010 and 2011 was $6 million, $2 million and $9 million, respectively. The tax benefit from release of RSUs during 2009, 2010 and 2011 was $0.1 million, $0.8 million and $2 million, respectively. The tax benefit is realized by SCC since SCC files as a consolidated group which includes SCCII and SunGard.

The following table summarizes information as of December 31, 2011 concerning options for Units and Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
Exercise Price	Number of Options Outstanding (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Number of Options (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
Units
$ 4.50	2.14	2.0	$35	2.14	2.0	$35
18.00-24.51	13.97	4.0	34	13.20	3.8	33

Class A Shares
0.21 - 0.44	3.01	8.0	—	1.32	7.9	—
1.4148	0.57	6.9	—	0.37	6.9	—
2.22 - 3.06	3.29	6.2	—	2.51	6.2	—

10. Savings Plans:

The Company and its subsidiaries maintain savings and other defined contribution plans. Certain of these plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense for continuing operations under these plans aggregated $51 million in 2009, $56 million in 2010 and $63 million in 2011.

11. Income Taxes:

The continuing operations provision (benefit) for income taxes for 2009, 2010 and 2011 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2009	2010	2011	2009	2010	2011	2009	2010	2011
Current:
Federal	$(19)	$(41)	$(24)	$(18)	$(41)	$(24)	$(18)	$(41)	$(26)
State	8	3	4	8	3	4	8	3	4
Foreign	51	53	62	51	53	62	51	53	62

	40	15	42	41	15	42	41	15	40

Deferred:
Federal	(131)	(63)	(103)	(131)	(63)	(103)	(131)	(63)	(103)
State	3	(8)	(39)	3	(8)	(39)	3	(8)	(39)
Foreign	(29)	(12)	(16)	(29)	(12)	(16)	(29)	(12)	(16)

	(157)	(83)	(158)	(157)	(83)	(158)	(157)	(83)	(158)

	$(117)	$(68)	$(116)	$(116)	$(68)	$(116)	$(116)	$(68)	$(118)

Income (loss) from continuing operations before income taxes for 2009, 2010 and 2011 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2009	2010	2011	2009	2010	2011	2009	2010	2011
U.S. operations	$(1,352)	$(641)	$(341)	$(1,352)	$(641)	$(341)	$(1,352)	$(641)	$(341)
Foreign operations	51	159	150	51	159	150	51	159	150

	$(1,301)	$(482)	$(191)	$(1,301)	$(482)	$(191)	$(1,301)	$(482)	$(191)

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate and the Company’s continuing operations effective income tax rate for 2009, 2010 and 2011 were as follows (in millions):

	SCC				SCCII				SunGard
	2009	2010	2011		2009	2010	2011		2009	2010	2011
Tax at federal statutory rate	$(455)	$(169)	$(67)		$(455)	$(169)	$(67)		$(455)	$(169)	$(67)
State income taxes, net of federal benefit	9	3	(6)		9	3	(6)		9	3	(6)
Foreign taxes, net of U.S. foreign tax credit(1)	(12)	(6)	(20)		(12)	(6)	(20)		(12)	(6)	(20)
Tax rate changes	(1)	(13)	(31	)(2)	(1)	(13)	(31	)(2)	(1)	(13)	(31	)(2)
Nondeductible goodwill impairment charge	343	68	17		343	68	17		343	68	17
Nondeductible expenses	3	5	6		3	5	6		3	5	6
Change in tax positions	(1)	—	(1)		(1)	—	(1)		(1)	—	(1)
Research and development credit	(1)	(2)	(3)		(1)	(2)	(3)		(1)	(2)	(3)
U.S. income taxes on non-U.S. unremitted earnings	3	45	(11)		3	45	(11)		3	45	(11)
Other, net	(5)	1	—		(4)	1	—		(4)	1	(2)

	$(117)	$(68)	$(116)		$(116)	$(68)	$(116)		$(116)	$(68)	$(118)

Effective income tax rate	9%	14%	61%		9%	14%	61%		9%	14%	62%

(1)	Includes favorable adjustments in 2009 and 2011 of $12 million and $4 million, respectively, related to foreign tax credits not previously recognized. Also includes $5 million, $6 million and $8 million in 2009, 2010 and 2011, respectively, related to benefits of a temporary reduction in statutory tax rates. These temporary tax rates will expire between 2012 and 2024.

(2)	During 2011, the Company determined that a 2009 adjustment was incorrect and reversed it, thereby increasing the deferred tax liability and goodwill balances. The Company recorded an income tax benefit of $35 million reflecting the amortization of the deferred income tax liability which benefit would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made (see goodwill discussion in Note 1).

Deferred income taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities at December 31, 2010 and 2011 consisted of the following (in millions):

	SCC		SCCII		SunGard
	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
Current:
Accounts receivable	$12	$14	$12	$14	$12	$14
Accrued expenses, net	7	9	7	9	7	9
Tax credit carryforwards	—	55	—	55	—	55
Outside basis difference	—	(135)	—	(135)	—	(135)

Total current deferred income tax asset (liability)	19	(57)	19	(57)	19	(57)
Valuation allowance	(7)	(14)	(7)	(14)	(7)	(14)

Net current deferred income tax asset (liability)	12	(71)	12	(71)	12	(71)
Less: amounts classified as held for sale	(5)	(5)	(5)	(5)	(5)	(5)

Net current deferred income tax asset (liability) – continuing operations	$7	$(76)	$7	$(76)	$7	$(76)

Long-term:
Property and equipment	$29	$7	$29	$7	$29	$7
Intangible assets	(1,319)	(1,302)	(1,319)	(1,302)	(1,319)	(1,302)
Net operating loss carry-forwards	111	111	111	111	111	111
Tax credit carryforwards	25	—	25	—	25	—
Stock compensation	50	60	50	60	50	60
U.S. income taxes on non-U.S. unremitted earnings	(52)	(40)	(52)	(40)	(52)	(40)
Other, net	6	(8)	6	(8)	10	(2)

Total long-term deferred income tax liability	(1,150)	(1,172)	(1,150)	(1,172)	(1,146)	(1,166)
Valuation allowance	(63)	(52)	(63)	(52)	(63)	(52)

Net long-term deferred income tax liability	(1,213)	(1,224)	(1,213)	(1,224)	(1,209)	(1,218)
Less: amounts classified as held for sale	103	99	103	99	103	99

Net long-term deferred income tax liability – continuing operations	$(1,110)	$(1,125)	$(1,110)	$(1,125)	$(1,106)	$(1,119)

The deferred income tax assets and liabilities include amounts classified as held for sale on the face of the financial statements.

The Company recorded a $135 million deferred tax liability as of December 31, 2011 related to the book-over-tax basis difference in a Higher Education subsidiary. The deferred tax provision is reflected in discontinued operations.

As of December 31, 2011 the gross net operating loss carryforwards, totaling $890 million, are primarily U.S. state of $579 million, U.S. federal of $124 million and foreign of $187 million. These tax loss carryforwards expire between 2012 and 2031 and utilization is limited in certain jurisdictions.

Foreign losses of $22 million are subject to a separate return limitation. The tax benefit of the net operating loss carryforwards of $111 million consists of U.S. state of $19 million, U.S. federal of $44 million and foreign of $48 million. The Company recorded the benefit of net operating loss carryforwards of $7 million, $10 million and $9 million in 2009, 2010 and 2011, respectively. The valuation allowance for deferred tax assets of $70 million and $66 million as of December 31, 2010 and 2011, respectively, relate principally to the uncertainty of the utilization of certain tax loss carryforwards in various jurisdictions.

Foreign tax credit carryforwards of $25 million and $30 million generated in 2010 and 2011, respectively, can be carried forward up to 10 years and expire in 2020 and 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2009	2010	2011
Balance at beginning of year	$38	$38	$37
Additions for tax positions of prior years	2	17	1
Reductions for tax positions of prior years	(4)	(4)	(1)
Additions for tax positions of current year	5	4	2
Settlements for tax positions of prior years	(3)	(18)	(17)

Balance at end of year	$38	$37	$22

As of December 31, 2011 the Company had unrecognized tax benefits of approximately $22 million which if recognized would affect the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2011 is approximately $2 million (net of state benefit) of accrued interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Tax years after 2006 remain open for audit by the Internal Revenue Service. In addition, tax years after 2003 remain open for audit by various state, local and foreign jurisdictions. The Company anticipates that it is reasonably possible that between $0 and $17 million of unrecognized tax benefits may be resolved within the next 12 months.

During the fourth quarter of 2010, the Company determined that it could no longer conclude that the earnings of all its foreign subsidiaries could be expected to be permanently reinvested outside the U.S. The recognition of U.S. income tax is required when earnings of the foreign subsidiaries are no longer considered permanently reinvested outside the U.S. As of December 31, 2010 and 2011, the Company provided a deferred income tax liability of approximately $52 million and $40 million, respectively for non-U.S. withholding and U.S. income taxes associated with the future repatriation of earnings for certain non-U.S. subsidiaries.

12. Segment Information:

The Company has three segments: FS, AS and Other. FS primarily serves financial services companies through a broad range of complementary software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

AS helps its customers maintain access to the information and computer systems they need to run their businesses by providing them with cost-effective resources to keep their IT systems reliable and secure. AS offers a complete range of availability services, including recovery services, managed services, consulting services and business continuity management software.

Other primarily provides software and processing solutions designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public schools, utilities, non-profits and other public sector institutions.

The Company evaluates the performance of its segments based on operating results before interest, income taxes, goodwill impairment, amortization of acquisition-related intangible assets, stock compensation and certain other costs. The operating results for each segment follow (in millions):

2009	FS	AS	Other	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$3,068	$1,517	$221	$4,806	$—		$4,806
Depreciation and amortization	77	192	6	275	—		275
Operating income (loss)	618	380	60	1,058	(1,744	)(1)	(686)
Cash paid for property and equipment and software	82	222	11	315	—		315

2010	FS	AS	Other	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,807	$1,469	$214	$4,490	$—		$4,490
Depreciation and amortization	82	190	6	278	—		278
Operating income (loss)	622	326	57	1,005	(800	)(1)	205
Total assets	8,830	5,957	852	15,639	(2,671	)(2)	12,968
Cash paid for property and equipment and software	93	196	8	297	1		298

2011	FS		AS		Other	Total Operating Segments	Corporate and Other Items		Consolidated Total
Revenue	$2,835		$1,461		$203	$4,499	$—		$4,499
Depreciation and amortization	83		180		8	271	1		272
Operating income (loss)	600	(3)	321	(3)	57	978	(645	)(1)(3)	333
Total assets	8,685		3,793		776	13,254	(704	)(2)	12,550
Cash paid for property and equipment and software	89		178		5	272	4		276

(1)	Includes goodwill impairments; stock compensation expense; management fees paid to the Sponsors; certain other costs; amortization of acquisition-related intangible assets; and corporate administrative expenses of $57 million, $71 million and $96 million in the years ended December 31, 2009, 2010 and 2011, respectively.

(2)	Includes items that are eliminated in consolidation, deferred income taxes and the assets of the Company’s discontinued operations of $1,339 million in 2010 and $1,326 million in 2011.

(3)	Includes $41 million, $9 million and $16 million of severance and executive transition costs in FS, AS and corporate, respectively. Also, includes $3 million and $1 million of lease exit costs in FS and AS, respectively. At December 31, 2011, the Company had accrued severance of $39 million which it expects to pay in 2012, the majority of which by the end of the second quarter.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	FS		AS	Other	Total Operating Segments	Corporate	Consolidated Total
2009	$303	(1)	$170	$21	$494	$2	$496
2010	259		171	20	450	1	451
2011	246	(2)	172	19	437	1	438

(1)	Includes approximately $35 million of impairment charges related to software and customer base.

(2)	Includes approximately $7 million of impairment charges related to software and customer base.

The FS segment is organized to align with customer-facing business areas. FS revenue by business area follows (in millions):

	2010	2011
Capital Markets	$670	$730
Global Trading	659	567
Asset Management	362	388
Wealth Management	389	367
Banking	203	229
Corporate Liquidity	175	190
Insurance	175	175
Other	174	189

Total Financial Systems	$2,807	$2,835

The Company’s revenue by customer location follows (in millions):

	Year ended December 31,
	2009	2010	2011
United States	$3,358	$2,991	$2,828

International:
United Kingdom	410	452	451
Continental Europe	591	581	685
Asia/Pacific	181	244	263
Canada	147	165	173
Other	119	57	99

	1,448	1,499	1,671

	$4,806	$4,490	$4,499

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2010	December 31, 2011
United States	$586	$593
International:
United Kingdom	179	169
Continental Europe	62	59
Canada	40	38
Asia/Pacific	22	31
Other	3	3

	$892	$893

13. Related Party Transactions:

SunGard is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to SunGard and the Parent Companies. These services include financial, managerial and operational advice and implementation strategies for improving the operating, marketing and financial performance of SunGard and its subsidiaries. The management fees are equal to 1% of quarterly Adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and goodwill impairment, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, and are payable quarterly in arrears. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change in control transactions. For the years ended December 31, 2009, 2010 and 2011, SunGard recorded $14 million, $16 million and $12 million, respectively, relating to management fees in sales, marketing and administration expenses in the statement of comprehensive income, of which $6 million and $4 million, respectively, is included in other accrued expenses at December 31, 2010 and 2011, respectively. In addition, for the years ended December 31, 2009, 2010 and 2011, SunGard recorded $1 million, $2 million and $1 million, respectively, relating to management fees in income (loss) from discontinued operations in the statement of comprehensive income.

In connection with the sale of HE, the Sponsors are entitled to a management fee of $17.8 million which will be paid in the first quarter of 2012.

One of the Company’s Sponsors, Goldman Sachs & Co. and/or its respective affiliates, served as a joint book-running manager in connection with SunGard’s 2010 debt offering of $900 million Senior Notes due 2018 and $700 million Senior Notes due 2020. In connection with serving in such capacity, Goldman Sachs & Co. was paid $10 million for customary fees and expenses.

14. Commitments, Contingencies and Guarantees:

The Company leases a substantial portion of its computer equipment and facilities under operating leases. The Company’s leases are generally non-cancelable or cancelable only upon payment of cancellation fees. All lease payments are based on the passage of time, but include, in some cases, payments for insurance, maintenance and property taxes. There are no bargain purchase options on operating leases at favorable terms, but most facility leases have one or more renewal options and have either fixed or Consumer Price Index escalation clauses. Certain facility leases include an annual escalation for increases in utilities and property taxes. In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were $30 million of restoration liabilities included in accrued expenses at December 31, 2011.

Future minimum rentals under operating leases with initial or remaining non-cancelable lease terms in excess of one year for continuing operations at December 31, 2011 follow (in millions):

2012	$190
2013	165
2014	145
2015	124
2016	110
Thereafter	391

$1,125

Rent expense from continuing operations aggregated $238 million in 2009, $233 million in 2010 and $234 million in 2011. At December 31, 2011, the Company had $37 million of outstanding letters of credit and bid bonds issued primarily as security for performance under certain customer contracts.

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

The Company has had patent infringement lawsuits filed against it or certain of its customers claiming that certain of its products infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or limitations on the Company’s ability to offer certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. Also, certain agreements with previously owned businesses of the Company require indemnification to the new owners for certain matters as part of the sale of those businesses.

The Company evaluates, on a regular basis, developments in its legal matters. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. At December 31, 2011, the Company has not accrued for any outstanding patent infringement or indemnification matters, except for legal fees that it expects to incur in order to defend itself against any asserted claims.

In its outstanding legal matters in which it has not made an accrual, but for which it is reasonably possible that a loss may occur, the Company is unable to estimate a range of loss for such matters due to various reasons, including, among others: (1) that the proceedings are in early stages, (2) that there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) that there are significant factual issues to be resolved, and (4) that there are novel legal issues presented. Such legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. Based on current knowledge, the Company believes that the final outcome of the matters discussed above, will not, individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. While the Company intends to vigorously defend these matters, in light of the uncertainties involved in such matters, there exists the possibility of adverse outcomes, and the final outcome of a particular matter could have a material adverse effect on results of operations or cash flows in a particular period.

15. Quarterly Financial Data (unaudited):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2010
Revenue	$1,080	$1,122	$1,079		$1,209
Gross profit(1)	575	635	605		738
Income (loss) before income taxes	(110)	(43)	(287	)(2)	(42)
Income (loss) from continuing operations	(67)	(33)	(261	)(2)	(53)
Income (loss) from discontinued operations	13	12	(117	)(3)	(64	)(4)
Net income (loss)	(54)	(21)	(378	)(2)(3)	(117	)(4)
Net loss attributable to SCC	(101)	(70)	(429	)(2)(3)	(161	)(4)
2011
Revenue	$1,086	$1,133	$1,110		$1,170
Gross profit(1)	593	657	633		725
Income (loss) before income taxes	(89)	(51)	(68)		17	(6)
Income (loss) from continuing operations (SCC & SCCII)	(78)	(31)	(41)		75	(6)
Income (loss) from continuing operations (SunGard)	(78)	(31)	(41)		77	(6)
Income (loss) from discontinued operations	55	(42)	(106	)(5)	17
Net income (loss) (SCC & SCCII)	(23)	(73)	(147	)(5)	92	(6)
Net income (loss) (SunGard)	(23)	(73)	(147	)(5)	94	(6)
Net loss attributable to SCC	(77)	(128)	(204	)(5)	33	(6)

(1)	Gross profit equals revenue less cost of sales and direct operating expenses.

(2)	Includes a pre-tax goodwill impairment charge of $205 million.

(3)	Includes a pre-tax goodwill impairment charge of $123 million.

(4)	Includes a pre-tax loss on sale of the discontinued operation of $94 million.

(5)	Includes a $133 million deferred income tax expense related to the book-over-tax basis difference of a HE subsidiary that was classified as discontinued operations.

(6)	Includes a $48 million goodwill impairment charge related to the correction in 2011 of an incorrect adjustment in 2009 to reduce goodwill and deferred income tax liabilities (see Notes 1 and 6).

16. Supplemental Cash Flow Information:

Supplemental cash flow information for 2009, 2010 and 2011 follows (in millions):

	Year ended December 31,
	2009	2010	2011
Supplemental information:
Interest paid	$607	$639	$496

Income taxes paid, net of refunds of $6 million, $64 million and $58 million, respectively	$137	$43	$37

Acquired businesses:
Property and equipment	$—	$5	$1
Software products	10	21	21
Customer base	5	27	12
Goodwill	2	25	6
Other intangible assets	—	8	—
Deferred income taxes	(1)	(5)	(5)
Purchase price obligations and debt assumed	(1)	(2)	(1)
Net current liabilities assumed	(2)	3	1

Cash paid for acquired businesses, net of cash acquired of $1 and $10 and $4 million, respectively	$13	$82	$35

17. Supplemental Guarantor Condensed Consolidating Financial Statements:

SunGard’s senior unsecured notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the senior subordinated notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by substantially all wholly owned, domestic subsidiaries of SunGard (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by SunGard. None of the other subsidiaries of SunGard, either direct or indirect, nor any of the Holding Companies, guarantee the senior notes and senior subordinated notes (“Non-Guarantors”). The Guarantors and SunGard Holdco LLC also unconditionally guarantee the senior secured credit facilities, described in Note 5. The Guarantors are subject to release under certain circumstances as described below.

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2010 and 2011, and for the years ended December 31, 2009, 2010 and 2011 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5.

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$179	$4	$588	$—	$771
Intercompany balances	(6,865)	6,028	837	—	—
Trade receivables, net	2	617	349	—	968
Prepaid expenses, taxes and other current assets	2,544	72	307	(2,520)	403
Assets held for sale	—	1,327	20	(8)	1,339

Total current assets	(4,140)	8,048	2,101	(2,528)	3,481
Property and equipment, net	—	576	316	—	892
Intangible assets, net	150	3,050	539	—	3,739
Goodwill	—	3,739	1,117	—	4,856
Intercompany balances	(4)	—	4	—	—
Investment in subsidiaries	13,562	2,444	—	(16,006)	—

Total Assets	$9,568	$17,857	$4,077	$(18,534)	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$7	$—	$9
Accounts payable and other current liabilities	203	3,343	928	(2,520)	1,954
Liabilities related to assets held for sale	—	235	11	—	246

Total current liabilities	203	3,580	946	(2,520)	2,209
Long-term debt	7,607	2	437	—	8,046
Intercompany debt	(195)	65	249	(119)	—
Deferred income taxes	346	648	112	—	1,106

Total liabilities	7,961	4,295	1,744	(2,639)	11,361

Total stockholder’s equity	1,607	13,562	2,333	(15,895)	1,607

Total Liabilities and Stockholder’s Equity	$9,568	$17,857	$4,077	$(18,534)	$12,968

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$529	$(15)	$354	$—	$868
Intercompany balances	(5,247)	4,516	731	—	—
Trade receivables, net	2	603	346	—	951
Prepaid expenses, taxes and other current assets	1,461	54	271	(1,456)	330
Assets held for sale	—	1,315	13	(2)	1,326

Total current assets	(3,255)	6,473	1,715	(1,458)	3,475
Property and equipment, net	—	588	305	—	893
Intangible assets, net	120	2,701	476	—	3,297
Goodwill	—	3,784	1,101	—	4,885
Intercompany balances	250	1	(251)	—	—
Investment in subsidiaries	12,673	2,253	—	(14,926)	—

Total Assets	$9,788	$15,800	$3,346	$(16,384)	$12,550

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$3	$7	$—	$10
Accounts payable and other current liabilities	296	2,170	901	(1,456)	1,911
Liabilities related to assets held for sale	—	219	11	—	230

Total current liabilities	296	2,392	919	(1,456)	2,151
Long-term debt	7,612	2	205	—	7,819
Intercompany debt	82	19	16	(117)	—
Deferred income taxes	337	714	68	—	1,119

Total liabilities	8,327	3,127	1,208	(1,573)	11,089

Total stockholder’s equity	1,461	12,673	2,138	(14,811)	1,461

Total Liabilities and Stockholder’s Equity	$9,788	$15,800	$3,346	$(16,384)	$12,550

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,928	$1,981	$(103)	$4,806

Costs and expenses:
Cost of sales and direct operating	—	1,193	1,159	(103)	2,249
Sales, marketing and administration	96	506	390	—	992
Product development and maintenance	—	171	183	—	354
Depreciation and amortization	—	201	74	—	275
Amortization of acquisition-related intangible assets	2	371	123	—	496
Goodwill impairment charges	—	1,126	—	—	1,126

	98	3,568	1,929	(103)	5,492

Operating income (loss)	(98)	(640)	52	—	(686)
Net interest income (expense)	(580)	(113)	63	—	(630)
Other income (expense)	(745)	39	(87)	808	15

Income (loss) from continuing operations before income taxes	(1,423)	(714)	28	808	(1,301)
Benefit from (provision for) income taxes	238	(63)	(59)	—	116

Income (loss) from continuing operations	(1,185)	(777)	(31)	808	(1,185)
Income (loss) from discontinued operations, net of tax	67	67	5	(72)	67

Net loss	$(1,118)	$(710)	$(26)	$736	$(1,118)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$3,148	$1,505	$(163)	$4,490

Costs and expenses:
Cost of sales and direct operating	—	1,284	816	(163)	1,937
Sales, marketing and administration	109	403	530	—	1,042
Product development and maintenance	—	108	264	—	372
Depreciation and amortization	—	193	85	—	278
Amortization of acquisition-related intangible assets	1	373	77	—	451
Goodwill impairment charges	—	205	—	—	205

	110	2,566	1,772	(163)	4,285

Operating income (loss)	(110)	582	(267)	—	205
Net interest income (expense)	(591)	(382)	337	—	(636)
Other income (expense)	15	(12)	(267)	213	(51)

Income (loss) from continuing operations before income taxes	(686)	188	(197)	213	(482)
Benefit from (provision for) income taxes	272	(117)	(87)	—	68

Income (loss) from continuing operations	(414)	71	(284)	213	(414)
Income (loss) from discontinued operations, net of tax	(156)	(156)	(186)	342	(156)

Net loss	$(570)	$(85)	$(470)	$555	$(570)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,986	$1,513	$—	$4,499

Costs and expenses:
Cost of sales and direct operating	—	1,155	736	—	1,891
Sales, marketing and administration	132	511	452	—	1,095
Product development and maintenance	—	82	340	—	422
Depreciation and amortization	—	183	89	—	272
Amortization of acquisition-related intangible assets	1	348	89	—	438
Goodwill impairment charges	—	48	—	—	48

	133	2,327	1,706	—	4,166

Operating income (loss)	(133)	659	(193)	—	333
Net interest income (expense)	(489)	(423)	391	—	(521)
Other income (expense)	329	(791)	(1,895)	2,354	(3)

Income (loss) from continuing operations before income taxes	(293)	(555)	(1,697)	2,354	(191)
Benefit from (provision for) income taxes	220	(33)	(69)	—	118

Income (loss) from continuing operations	(73)	(588)	(1,766)	2,354	(73)
Income (loss) from discontinued operations, net of tax	(76)	59	(1)	(58)	(76)

Net loss	$(149)	$(529)	$(1,767)	$2,296	$(149)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(1,118)	$(710)	$(26)	$736	$(1,118)
Income (loss) from discontinued operations	67	67	5	(72)	67

Income (loss) from continuing operations	(1,185)	(777)	(31)	808	(1,185)
Non cash adjustments	845	1,614	148	(808)	1,799
Changes in operating assets and liabilities	(309)	(103)	347	—	(65)

Cash flow from (used in) continuing operations	(649)	734	464	—	549
Cash flow from (used in) discontinued operations	—	57	33	—	90

Cash flow from (used in) operations	(649)	791	497	—	639

Investment activities:
Intercompany transactions	1,046	(513)	(533)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(13)	—	—	(13)
Cash paid for property and equipment and software	—	(223)	(92)	—	(315)
Other investing activities	—	—	5	—	5

Cash provided by (used in) continuing operations	1,046	(749)	(620)	—	(323)
Cash provided by (used in) discontinued operations	65	(59)	(16)	—	(10)

Cash provided by (used in) investment activities	1,111	(808)	(636)	—	(333)

Financing activities:
Net repayments of long-term debt	(844)	(8)	229	—	(623)
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) continuing operations	(847)	(8)	229	—	(626)
Cash provided by (used in) discontinued operations	—	—	(2)	—	(2)

Cash provided by (used in) financing activities	(847)	(8)	227	—	(628)
Effect of exchange rate changes on cash	—	—	11	—	11

Increase (decrease) in cash and cash equivalents	(385)	(25)	99	—	(311)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$126	$(9)	$547	$—	$664

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(570)	$(84)	$(471)	$555	$(570)
Income (loss) from discontinued operations	(156)	(156)	(186)	342	(156)

Income (loss) from continuing operations	(414)	72	(285)	213	(414)
Non cash adjustments	51	959	186	(213)	983
Changes in operating assets and liabilities	(317)	364	(13)	—	34

Cash flow from (used in) continuing operations	(680)	1,395	(112)	—	603
Cash flow from (used in) discontinued operations	—	112	6	—	118

Cash flow from (used in) operations	(680)	1,507	(106)	—	721

Investment activities:
Intercompany transactions	707	(1,099)	392	—	—
Cash paid for acquired businesses, net of cash acquired	—	(82)	—	—	(82)
Cash paid for property and equipment and software	(1)	(207)	(90)	—	(298)
Other investing activities	(2)	9	(3)	—	4

Cash provided by (used in) continuing operations	704	(1,379)	299	—	(376)
Cash provided by (used in) discontinued operations	253	(112)	(25)	—	116

Cash provided by (used in) investment activities	957	(1,491)	274	—	(260)

Financing activities:
Net repayments of long-term debt	(212)	(6)	(114)	—	(332)
Other financing activities	(12)	—	—	—	(12)

Cash provided by (used in) continuing operations	(224)	(6)	(114)	—	(344)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(224)	(6)	(114)	—	(344)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase in cash and cash equivalents	53	10	51	—	114
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$179	$1	$598	$—	$778

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(149)	$(528)	$(1,768)	$2,296	$(149)
Income (loss) from discontinued operations	(76)	59	(1)	(58)	(76)

Income (loss) from continuing operations	(73)	(587)	(1,767)	2,354	(73)
Non cash adjustments	651	2,224	157	(2,354)	678
Changes in operating assets and liabilities	(181)	151	27	—	(3)

Cash flow from (used in) continuing operations	397	1,788	(1,583)	—	602
Cash flow from (used in) discontinued operations	(1)	77	—	—	76

Cash flow from (used in) operations	396	1,865	(1,583)	—	678

Investment activities:
Intercompany transactions	(90)	(1,605)	1,695	—	—
Cash paid for acquired businesses, net of cash acquired	—	(14)	(21)	—	(35)
Cash paid for property and equipment and software	—	(189)	(87)	—	(276)
Other investing activities	(4)	1	(1)	—	(4)

Cash provided by (used in) continuing operations	(94)	(1,807)	1,586	—	(315)
Cash provided by (used in) discontinued operations	68	(74)	(5)	—	(11)

Cash provided by (used in) investment activities	(26)	(1,881)	1,581	—	(326)

Financing activities:
Net repayments of long-term debt	(5)	—	(233)	—	(238)
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(20)	—	(233)	—	(253)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(20)	—	(233)	—	(253)
Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	350	(16)	(239)	—	95
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$529	$(15)	$359	$—	$873

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were not effective because of a material weakness in our internal control over financial reporting related to accounting for income taxes, as described below.

Notwithstanding the material weakness in accounting for income taxes, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of the Company at December 31, 2011 and 2010 and their consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”). Because of the material weakness described below related to the Company’s accounting for deferred income taxes, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria in the COSO Framework.

Management did not maintain effective controls over the Company’s accounting for deferred income taxes. Specifically, controls over the calculations of deferred income taxes did not operate effectively as of December 31, 2011 which, as a result, impacted the accuracy of the deferred income tax liability and income tax expense accounts. This control deficiency, caused principally by inadequate staffing and technical expertise in key positions related to accounting for deferred income taxes, resulted in the restatement of the Company’s quarterly financial information as of and for the three and nine months ended September 30, 2011 and adjustments to the Company’s consolidated financial statements for the year ended December 31, 2011. Additionally, this control deficiency could result in future misstatements of the deferred income tax liability and income tax expense accounts and related disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Management has concluded that the identified control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports with respect to the Company which appears herein.

Background and Remediation Plan

On January 24, 2012, the Company filed an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 to restate certain financial statement amounts related to deferred income taxes. Such amendment included the disclosure of a material weakness in the Company’s internal control over financial reporting relating to the full and timely execution of a control over the calculation of the Company’s deferred income tax liability related to a significant, non-recurring transaction, that is, the sale of its Higher Education business.

In connection with the preparation of the year-end tax provision and the December 31, 2011 assessment of the effectiveness of the Company’s internal control over financial reporting, management reviewed the status of the above described specific income tax control failure as well as its other controls related to its deferred income tax accounts and disclosures. Although the deficient control that gave rise to the material weakness noted at September 30, 2011 operated timely and correctly at December 31, 2011 with respect to the aforementioned significant, non-recurring transaction, management identified additional control failures related to deferred income taxes and other errors in the Company’s accounting for deferred income taxes. The discovery of these errors, some of which related to prior periods, did not require revision or restatement of any prior year financial statements. The effect of these errors has been discussed in the goodwill section of Note 1 to the Consolidated Financial Statements.

Management has determined that its processes and procedures over accounting for deferred income taxes are not adequate and sustainable for the Company’s size and complexity. As a result, the Company plans to implement a number of steps to remediate the material weakness discussed above and improve its internal control over financial reporting related to accounting for deferred income taxes. Specifically, the following are planned: hiring additional qualified tax personnel; reviewing all areas of the tax accounting process, including deferred income taxes; strengthening controls and improving the reporting tools and quality of data used in the analysis of deferred income tax accounts and related disclosures; and increasing the level of certain income tax review activities during the financial close process.

Management is committed to improving the Company’s internal control processes and will develop and present to the Audit Committee a plan and timetable for the implementation of the remediation measures described above and will meet frequently with the Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting related to accounting for deferred income taxes. As the Company continues to evaluate and improve its internal control over financial reporting related to accounting for deferred income taxes, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to complete the required remedial actions during 2012.

(c) Change in Internal Control over Financial Reporting

Other than the above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position with SunGard Data Systems Inc.
Executive Officers
Vincent R. Coppola	55	Senior Vice President, Global Business Services & Technology
Harold C. Finders	56	Chief Executive Officer, Financial Systems
Russell P. Fradin	56	President, Chief Executive Officer and Director
John (Mack) M. Gill	42	Senior Vice President—Corporate Development and Strategy
Karen M. Mullane	47	Vice President and Controller
Victoria E. Silbey	48	Senior Vice President—Legal and Chief Legal Officer
Andrew A. Stern	54	Chief Executive Officer, Availability Services
Kathleen Weslock	56	Senior Vice President—Human Resources and Chief Human Resources Officer
Robert F. Woods	57	Senior Vice President—Finance and Chief Financial Officer

Directors
Chinh E. Chu	45	Director
John Connaughton	46	Director
James H. Greene, Jr.	61	Director
Glenn H. Hutchins	56	Chairman of the Board of Directors
James L. Mann	77	Director
John Marren	49	Director
Sanjeev Mehra	53	Director
Julie Richardson	48	Director

Mr. Coppola has served as Senior Vice President, Global Business Services & Technology since December 2011 and as Senior Vice President—Operations, Financial Systems from August to December 2011. Prior to joining SunGard, Mr. Coppola served as Chief Operating Officer, Consulting during 2010 at Hewitt Associates, a global provider of human resources consulting and outsourcing solutions, and as Senior Vice President—Global Business Services & New Products, New Markets at Hewitt from 2008 to 2009. From 1982 to 2007, he held various senior executive positions with Automatic Data Processing, Inc., a provider of benefits and payroll processing services.

Mr. Finders has been Chief Executive Officer, Financial Systems, since March 2011, Interim Chief Executive Officer, Financial Systems, from January to March 2011, and Division Chief Executive Officer, Financial Systems, from 2007 to 2010. Mr. Finders was Group Chief Executive Officer, SunGard Europe from 2005 to 2007. From 2001 to 2005, Mr. Finders headed the SunGard Investment Management Systems businesses based in Europe. From 1996 to 2001, he held various senior management positions with us overseeing a number of our European financial systems businesses. Mr. Finders headed a Geneva-based wealth management systems business that we acquired in 1996.

Mr. Fradin has been Chief Executive Officer, President and a director since May 2011. From 2010 to May 2011, Mr. Fradin was chairman and chief executive officer of Aon Hewitt, a global provider of human resources consulting and outsourcing solutions and a business unit of Aon Corporation, and from 2006 to 2010, Mr. Fradin was chief executive officer of Hewitt Associates. Mr. Fradin was President and Chief Executive Officer of The BISYS Group, Inc., a provider of outsourcing solutions for the financial services sector, from 2004 to 2006, and from 1997 to 2004 he held various senior executive positions with Automatic Data Processing, Inc., a provider of benefits and payroll processing services.

Mr. Gill has been Senior Vice President, Corporate Development and Strategy since November 2011, President of SunGard Global Technology from March 2011 to November 2011, and President of SunGard Global Services from 2009 to March 2011. From 1994 to 2009, he held various positions with us overseeing a number of our financial systems businesses, including Offshore Services.

Ms. Mullane has been Vice President and Controller since 2006, Vice President and Director of SEC Reporting from 2005 to 2006, Director of SEC Reporting from 2004 to 2005 and Manager of SEC Reporting from 1999 to 2004. From 1997 to 1999, she was Vice President of Finance at NextLink Communications of Pennsylvania and, from 1994 to 1997, she was Director of Finance at EMI Communications. Ms. Mullane is a director and/or officer of most of our domestic and foreign subsidiaries.

Ms. Silbey has been Senior Vice President—Legal since 2006, Chief Legal Officer since February 2011, General Counsel from 2006 to February 2011 and Vice President—Legal and General Counsel from 2005 to 2006. From 1997 to 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from 2004 to 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Stern has been Chief Executive Officer, SunGard Availability Services since June 2010. Mr. Stern held various senior positions with USinternetworking, Inc. (acquired by AT&T in 2006), including Chief Executive Officer from 2000 to 2008, Chairman from 2002 to 2006, Chief Operating Officer from 1999 to 2000 and Executive Vice President and Chief Financial Officer from 1998 to 1999. Previously, he served as Executive Vice President, Strategy and Reinsurance Operations at USF&G.

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

Mr. Chu has been a Director since 2005. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group, a private equity firm which he joined in 1990. Mr. Chu serves on the Boards of Directors of Catalent Pharma Solutions, Inc., DJO Incorporated. and HealthMarkets, Inc. and previously served on the Board of Directors of Celanese Corporation, Financial Guaranty Insurance Company, Graham Packaging Company Inc. and Nalco Holding Company.

Mr. Connaughton has been a Director since 2005. Mr. Connaughton has been a Managing Director of Bain Capital Partners, LLC, a global private investment firm, an Officer of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. Mr. Connaughton currently serves on the Boards of Directors of Air Medical Holdings, Inc., Clear Channel Communications, Inc., CRC Health Group, Inc., Hospital Corporation of America, Inc., Quintiles Transnational Corp. and Warner Chilcott Ltd. and previously served on the Board of Directors of AMC Entertainment Inc., CMP Susquehanna Holdings Corp., Epoch Senior Living, M|C Communications (PriMed), ProSiebenSat.1.Media, Stericycle Inc. and Warner Music Group Corp.

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

Mr. Hutchins has been Chairman of the Board of Directors since 2005. Mr. Hutchins is a co-founder and Managing Director of Silver Lake, a technology investment firm that was established in 1999 and was Co-Chief Executive until 2011. Mr. Hutchins serves on the Board of Directors of The Nasdaq OMX Group, Inc.

Mr. Mann has been a Director since 2006 and has been employed by SunGard since 1983. Mr. Mann served as Chairman of the Board from 1987 to 2005 and as a Director from 1983 to 1986. Mr. Mann served as Chief Executive Officer from 1986 to 2002, President from 1986 to 2000, and Chief Operating Officer from 1983 to 1985. Mr. Mann serves on the Board of Directors of athenahealth, Inc.

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

Mr. Mehra has been a Director since 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the Boards of Directors of ARAMARK Corporation, Hawker Beechcraft, Inc. and KAR Auction Services, Inc. and previously served on the Board of Directors of Burger King Holdings, Inc., Madison River Telephone Company, LLC and Nalco Holding Company.

Ms. Richardson has been a Director since 2005. Ms. Richardson has been a Managing Director of Providence Equity Partners since 2003 and oversees the New York-based team. Between 1998 and 2003, Ms. Richardson held various roles at JPMorgan, including Vice Chairman of the firm’s investment banking division and Global Co-Head of the firm’s Telecom, Media and Technology group. Prior to joining JPMorgan in 1998, Ms. Richardson was a Managing Director at Merrill Lynch, where she spent over 11 years. Ms. Richardson serves on the Boards of Directors of Altegrity, Open Solutions Inc., SRA International, Inc. and Stream Global Services and previously served on the Board of Directors of eTelecare Global Services.

The Amended and Restated Certificate of Incorporation of SCC is structured to permit the holders of specific classes of Class A common stock representing funds affiliated with each Sponsor group to elect separate directors (the “Sponsor Directors”) and also allows for the holders of all outstanding common stock to elect additional directors. The Principal Investor Agreement dated August 10, 2005 by and among the four parent companies and the Sponsors further contains agreements among the parties with respect to the election of our directors. Each Sponsor is entitled to elect one representative to the Board of Directors of SCC, which will then cause the Board of Directors or Managers, as applicable, of the other three parent companies and of SunGard to consist of the same members. Annually since 2005, in accordance with both the Amended and Restated Certificate of Incorporation of SCC and the Principal Investor Agreement, each of Ms. Richardson and Messrs. Chu, Connaughton, Greene, Hutchins, Marren and Mehra have been elected to the Boards as Sponsor Directors.

In accordance with the charter of the Nominating and Corporate Governance Committee, to the extent consistent with applicable agreements, the Nominating and Corporate Governance Committee will identify, recommend and recruit qualified candidates to fill new positions on the Boards and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates. In 2006, James L. Mann was selected to serve as a director due to his extensive business and management expertise from having served as SunGard’s chief executive officer from 1986 to 2002, his acute business judgment, and his extensive knowledge of the industries in which the Company operates.

On May 31, 2011, in connection with becoming the chief executive officer and in accordance with his employment agreement, Russell P. Fradin was elected to serve as a director on the Boards.

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

The Board has determined that Mr. Connaughton qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the Securities and Exchange Commission. Mr. Connaughton is not an independent director because of his affiliation with Bain Capital Partners, LLC, the affiliated funds of which hold a 13.58% equity interest in our Parent Companies.

We adopted a Global Business Conduct and Compliance Program that is applicable to our directors and employees, including the chief executive officer, chief financial officer and controller. The Global Business Conduct and Compliance Program is available on our website at www.sungard.com/corporateresponsibility. A free copy of our Global Business Conduct and Compliance Program may be requested from: SunGard Data Systems Inc., attention Chief Compliance Officer, 680 East Swedesford Road, Wayne, PA 19087.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that all reportable transaction were reported, the Company believes that all Section 16(a) filing requirements were timely met during 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2011 to our chief executive officer (principal executive officer), former chief executive officer, chief financial officer (principal financial officer), and three other executive officers and two former executive officers who were the most highly compensated executive officers in fiscal year 2011. We refer to these eight executive officers as our “named executives.”

The compensation of Russell P. Fradin, our President and Chief Executive Officer, was based on the terms of the employment agreement entered into with Mr. Fradin in connection with the commencement of his employment on May 31, 2011. In addition to the components of Mr. Fradin’s compensation discussed below, he received a make-up cash bonus of $1,000,000 related to his former employment and a time-based restricted stock unit (“RSU”) award for 307,000 Units (defined below), which vests 33 1/3% on each of the first three anniversaries of the date of grant, May 31, 2011. The employment agreement also provides for acceleration of vesting of some benefits in connection with specified events of termination, which are described below under “Potential Payments Upon Termination or Change in Control.” For a further description of the terms of Mr. Fradin’s employment agreement, see below.

Our executive compensation programs have remained substantially the same for several years. The primary focus of our compensation philosophy is to pay for performance. We believe our programs are effectively designed and align well with the interests of our stockholders and are instrumental to achieving our business strategy.

Highlighted below are some of the key actions and decisions with respect to our executive compensation programs for fiscal 2011 as approved by the Compensation Committee:

•	The Compensation Committee targets annual base salaries to approximate the 60th percentile of base salaries of survey data, with the performance-based executive incentive compensation

(“EIC”) bonus designed to allow the named executive to earn total target cash compensation at the 85th percentile of survey data only where the named executive achieves specific performance objectives.

•	Our executive compensation is tightly linked with performance.

•

As with past years, the Compensation Committee approved EIC plans by which the named executives were eligible to earn cash incentive compensation based upon achievement of specific financial objectives for 2011 that are designed to challenge the named executives to high performance.

•

Individual EIC bonuses (including any override earned) were capped at 1.75 times the target EIC bonus for our corporate-level senior executives and at no higher than 3.0 times the target EIC bonus for our segment-level senior executives.

•

We evaluated risks associated with our compensation programs. As described below under the Risk Considerations in Our Compensation Programs, we concluded that our compensation policies and practices for 2011 do not create risks that are reasonably likely to have a material adverse effect on the Company.

Administration of Our Compensation Program

Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of the Company’s executive officers and related duties. Management, including our chief executive officer, or CEO, evaluates a number of factors in developing cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. Following this review and in consultation with management, our CEO makes compensation recommendations for our corporate executive officers and our named executives, including the CEO, to the Compensation Committee based on his evaluation of each officer’s performance, expectations for the coming year and market compensation data. Our CEO also provides an overview of compensation for other executive officers. The Compensation Committee reviews these proposals and makes all final compensation decisions for these officers by exercising its discretion in accepting, modifying or rejecting any management recommendations, including any recommendations from our CEO. Annual base salaries and target EIC goals for 2011 were approved prior to Mr. Fradin joining the Company in May 2011.

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

Elements of Our Executive Compensation Program

In 2011, the principal elements of compensation for named executives were:

•	annual cash compensation consisting of base salary and performance-based EIC bonuses;

•	long-term equity incentive compensation;

•	benefits and perquisites; and

•	severance compensation and change of control protection.

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

The survey data used for 2011 compensation purposes comes from four sources: Radford Global Technology Survey, which focuses on technology companies; Towers Watson Survey Report on Top Management Compensation, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies; Mercer US Global Premium Executive Remuneration Survey, which focuses on public and private high technology service companies; and the Hildebrandt Baker Robbins Law Department Survey, which focuses on benchmarking compensation in the legal environment. For purposes of establishing compensation recommendations, we used a blend of these surveys to reflect our size, industry and appropriateness of the position matched.

The companies we consider within our peer group are financial services and software companies of similar industry and revenue as the Company, and some of which various businesses within the Company compete against for business and for talent. In reviewing the peer group list for use in 2011, the peer group was updated to remove seven companies that had too high or too low revenue as compared to the Company (Computer Sciences Corporation, Convergys Corporation, DST Systems Inc., Broadridge Financial Solutions, Paychex Inc., BMC Software Inc. and SEI Investments Company) and to add five companies that met the revenue and industry type parameters (CA Inc., First Data Corporation, Intuit Inc., Symantec Corporation and Visa Inc.). Revenue of these additional five companies in 2010 ranged from $3.1 billion to $9.1 billion. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from other public surveys used in our broader analysis as described above. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2011:

Automatic Data Processing, Inc.	Fiserv, Inc.	Symantec Corporation
CA, Inc.	Intuit Inc.	Visa Inc.
Fidelity National Info Services, Inc.	Iron Mountain Incorporated	The Western Union Company
First Data Corporation	MasterCard Incorporated

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

Base Salary.    For base salary, we generally target the 60th percentile of the blended survey data to provide a fixed compensation based on competitive market practice that is not subject to performance risk while also considering other factors, such as individual and Company performance. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each named executive based on his or her position and responsibility by using survey data. Salary for each named executive for calendar year 2011 is reported in the Summary Compensation Table below.

Performance-Based Incentive Compensation.    The annual EIC bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. A minimum incentive may be earned at threshold EIC goals, and no payment is awarded if the threshold goal is not achieved. On-target EIC goals are set generally at levels that reflect budgeted performance. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance. Additional mid-point goals between threshold and target with corresponding incentive amounts are also established. The Company may revise or cancel an executive’s EIC at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the performance plan was approved. Internal EBITA targets are adjusted to take into account acquisitions and/or dispositions which were not included in the budgeted EIC targets and other one-time adjustments as approved by the Compensation Committee. Individual EIC bonuses (including any override earned) were capped at 1.75 times the target EIC bonus for our corporate-level senior executives and at 3.00 times the target EIC bonus for our segment-level senior executives.

The financial measures used for the 2011 EIC bonuses for the named executives were one or more of the following: (i) Internal EBITA, which represents actual earnings before interest, taxes and amortization, noncash stock compensation expense, management fees paid to the Sponsors and certain other unusual items, (ii) budgeted revenue growth of the Company’s business segments, (iii) the run rate for services provided for which we will be billing effective at the start of a year and (iv) EBITDA minus CAPEX, which represents actual earnings before interest, taxes, depreciation and amortization less capital expenditures. These metrics were selected as the most appropriate measures upon which to base the 2011 EIC bonuses for the named executives because they are important metrics that management and the Board use to evaluate the performance of the Company or a particular business. While we have established threshold, mid-point and on-target performance goals, as set forth in the table below, bonuses may be increased if the applicable goal is exceeded. As a result, the named executives may be entitled to receive an increase in bonus equal to a small percentage of the amount by which the applicable Internal EBITA goal is exceeded. We refer to any such increase in the bonus as an “override.”

For Mr. Finders, our FS segment-level named executive, the EIC bonus earned on the achievement of the Internal EBITA goal was also subject to a multiplier that, depending upon the achievement of year-over-year revenue goal of the FS segment, could result in a further increase or decrease of any bonus earned based on the achievement of the Internal EBITA goal. The multiplier ranged from: .25x for 1% revenue growth to 1x for 3-9% revenue growth, to 1.5x for 11% revenue growth, meaning that revenue growth results could reduce or increase amounts earned by Mr. Finders based on the achievement of Internal EBITA goals; with a multiplier of 1 resulting in no adjustment to the award established by the Internal EBITA goals. Because the threshold Internal EBITA goal for FS was not met in 2011, Mr. Finders did not receive an EIC bonus and therefore the revenue multiplier was not applicable.

The following table provides the 2011 threshold, mid-point and on-target goals for the named executives and the EIC bonuses earned by them based on actual 2011 results. Messrs. Conde and Robins were not employed at year-end 2011 and therefore are excluded from the table.

				Actual
	2011 Performance Goals			2011 EIC
	(in thousands)			Bonus
Name and Type of Internal EBITA Goal	Threshold	Mid-Point	On-Target	Payment
Russell P. Fradin
Consolidated Company Internal EBITA	$1,050,000	$1,077,000	$1,105,000	$791,500	(1)(2)
Robert F. Woods
Consolidated Company Internal EBITA	$1,050,000	$1,077,000	$1,105,000	$596,250	(1)
Harold C. Finders
Financial Systems Segment Internal EBITA	$655,500	$672,750	$690,000	$—	(3)
Victoria E. Silbey
Consolidated Company Internal EBITA	$1,050,000	$1,077,000	$1,105,000	$487,500	(1)
Andrew A. Stern
Availability Services Segment Internal EBITA	$274,350	$280,250	$295,000	$463,005	(4)
Availability Services Segment Starting Run Rate	$111,909	$113,639	$115,370	$—
Availability Services Segment EBITDA minus CAPEX	$252,000	$260,000	$280,000	$395,423	(4)
Richard C. Tarbox
Consolidated Company Internal EBITA	$1,050,000	$1,077,000	$1,105,000	$573,750	(1)

(1)	Represents the EIC bonus earned as a result of the consolidated Company achieving 98.8% of the on-target 2011 Internal EBITA goal with no override earned.

(2)	Mr. Fradin’s bonus payment is pro-rated for the number of days Mr. Fradin was employed in 2011.

(3)	See below description of discretionary bonuses received by Mr. Finders in 2011.

(4)	Represents the EIC bonus earned as a result of the Availability Services Segment achieving between over-goal target and maximum for the applicable goals and includes amounts earned for achievement of individual objectives related to the applicable financial goal.

In recognition of Mr. Finders’ promotion in 2011 to Chief Executive Officer, FS, Mr. Finders received a one-time discretionary bonus of $96,180 (CHF 100,000) at the time of his promotion. Further, despite not achieving his target EIC goal for 2011, in recognition of overseeing a large scale organizational FS restructuring and strong fourth quarter 2011 results in FS, Mr. Finders received a bonus of $330,858, equal to 50% of the amount that could have been earned at target under his 2011 EIC.

Long-Term Equity Compensation

We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees because of the direct relationship between the value of these equity awards and the value of our stock. From 2007 to 2010, we generally granted a combination of RSUs and Class A options (“hybrid awards”) and as of mid-2010 we generally have granted RSUs. We believe that these grants are the best method of motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our equity program as a key retention tool. Retention is an important factor in our determination of the type of award to grant and the number of underlying “Units” or shares to grant. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII.

In 2005 in connection with the LBO, executive officers and other managers and key employees were granted a combination of time-based and performance-based options to purchase equity in the Parent Companies. The size of these initial option grants were commensurate with the executive’s position, performance and tenure with the Company and were agreed to in connection with the LBO. These grants were intended to cover the period between the grant date and December 31, 2010, absent promotions or other unusual circumstances. Performance-based options granted to the named executives vest upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA targets for the Company during a specified performance period, generally five or six years. The annual vesting goals for the performance-based options were agreed to by the Sponsors and senior management in 2005 in connection with the LBO and required sustained and superior company-wide performance in each of the years in the performance period but allowed for additional vesting for over performance. In subsequent years, Messrs. Finders, Robins and Tarbox and Ms. Silbey each received additional awards for outstanding performance in difficult economic conditions and for retention purposes. When Messrs. Fradin, Stern and Woods joined the Company, they were each granted equity awards commensurate with their roles. Additionally, as a result of Mr. Woods’ performance during his first year, additional equity grants originally scheduled to be awarded in the future pursuant to his employment agreement, were granted to him in 2010.

In 2009 and 2010, performance-based equity awards were amended. As a result of the general economic situation, the turbulence in the financial services industry and continued uncertainty in the markets, the Compensation Committee determined that the original performance targets established in 2005 and the benefit of accelerated vesting for senior executives in certain liquidity events were not achievable. The performance-based equity held was amended to, among other things, reduce the performance targets for 2009 through 2014 to reflect the Company’s enterprise-wide EBITA budget for those calendar years; reduce the number of shares available for vesting; and for vesting under awards for calendar years 2009 and 2010 spread vesting over three years as follows: 25% of the earned award vested on December 31 of the applicable calendar year, and the remaining 75% vesting in equal monthly installments over the next 36 months. For Messrs. Conde, Finders, Robins and Tarbox, Ms. Silbey and certain other senior executives only, the performance-based awards were also amended to extend through 2013 the awards’ ability to vest on an accelerated basis in the event of a change in control of the Company. The 2009 and 2010 amendments to the EBITA targets in each of the applicable named executive’s awards were the same as the amendments made to outstanding performance-based options and RSUs held by other Company employees.

Based upon actual year-end 2011 results, 6.67% of each performance-based equity award granted 2007 through 2010 vested out of a maximum of 20% available to vest each of five years in the performance period.

In 2011, given that vesting under the original 2005 equity grants was completed, management and the Compensation Committee worked closely together to develop a transition equity program for 2011 while considering various issues for the future equity program. Additionally, the Compensation Committee engaged compensation consultants, Mercer, to help finalize the terms of the 2011 equity program. With Mr. Fradin’s further input upon his joining SunGard, the 2011 equity program was finalized and in June 2011 grants of time- and performance-based RSUs were awarded to Messrs. Finders and Robins and to Ms. Silbey and other managers and key employees. The 2011 time-based RSU awards vest 28% one year after date of grant, and 1/36th of the remaining balance vesting monthly for the next 36 months. The 2011 performance-based RSUs cover an 18-month performance period from July 1, 2011 to December 31, 2012 and vest, to the extent earned, 52% at the end of the performance period, and 1/24th of the remaining balance vesting monthly for the next 24 months. Additional information on all 2011 and outstanding grants to the named executives is shown below in the 2011 Grants of Plan-Based Awards table and Outstanding Equity Awards at 2011 Fiscal Year-End table.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the named executives. The named executives are eligible generally for the same benefit programs on the same basis as the rest of the Company’s employees in the particular country in which the named executive resides, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) or defined contribution pension plan.

The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the named executives are described in the Summary Compensation Table below.

Employment Agreements, Severance Compensation & Change of Control Protection

Employment Agreement with Russell P. Fradin: On May 13, 2011, we entered into a definitive employment agreement with Mr. Fradin, with an effective date of May 31, 2011, pursuant to which he was appointed President and Chief Executive Officer of SunGard and a member of the Board of Directors. The terms include the following:

•	A term through May 31, 2016, with one-year renewals automatically effective 30 days before expiration, unless terminated on 30 days’ advance notice.

•

An annual base salary of $900,000, subject to review periodically for appropriate increases by the Compensation Committee pursuant to the Company’s normal performance review policies for senior level executives; a target annual bonus of 200% of his annual base salary, which for 2011 was pro-rated for the number of days Mr. Fradin was employed; and a one-time make-up cash bonus equal to $1,000,000 related to bonus forgone from his previous employer (which after-tax cash payment was used by Mr. Fradin to make an equity investment in the Company as discussed below).

•	Employee benefits consistent with those made available to the Company’s senior level executives, and relocation benefits consistent with the Company’s relocation policy.

•	A grant of a time-based RSU award of 307,000 Units on May 31, 2011, which vests as to 33 1/3% on each of the first three anniversaries of the date of grant,

•

An agreement that the Company will grant 1,200,000 options on a future date (“Future Options”), of which 600,000 will vest as to 20% on each of the first five anniversaries of May 31, 2011 and 600,000 will vest based on attainment of Company performance goals.

•

An agreement that the Company will grant RSUs on a future date (“Future RSUs”) equal to the excess of the aggregate fair market value of 1,200,000 shares of Company stock on the date of grant of the Future Options over the fair market value of 1,200,000 Units on May 31, 2011, of which 600,000 will vest as to 20% on each of the first five anniversaries of May 31, 2011 and 600,000 will vest based on attainment of Company performance goals.

•

An aggregate $5,000,000 equity investment to be made by Mr. Fradin in the Company at fair market value, which was made as follows: in June 2011 in the amount of $681,014 at the FMV of $24.74 per Unit and in December 2011 in the amount of $4,318,986 at the FMV of $20.68 per Unit.

•

Mr. Fradin will be subject to any Company recoupment/clawback policy applicable to senior executives of the Company. If no such policy exists and the Company is required to restate its financials (for periods beginning after May 31, 2011), then the Board of Directors may seek to recover or require reimbursement of any related annual bonus paid to Mr. Fradin for the applicable period. If Mr. Fradin violates the noncompetition, nonsolicitation or confidentiality covenants set forth in the employment agreement within the two years following termination of employment, then the Board of Directors may recover severance benefits paid to Mr. Fradin.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for two years following the termination date.

•	The right to receive certain severance payments and benefits upon certain terminations. See “Potential Payments Upon Termination or Change of Control” below.

•

If an excise tax under sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) will be triggered by any payments upon a change in control prior to an initial public offering, the Company will in good faith seek to obtain stockholder approval of such payments so that they are exempt from the excise tax under sections 280G and 4999 of the Internal Revenue Code. After an initial public offering, the Company will either (i) pay Mr. Fradin any amounts subject to sections 280G and 4999 of the Internal Revenue Code (and Mr. Fradin will be responsible for the excise tax) or (ii) reduce such payments so that no amounts are subject to sections 280G and 4999 of the Internal Revenue Code, whichever results in a better after-tax amount for Mr. Fradin.

Mr. Fradin’s employment agreement was the result of arm’s-length negotiation between representatives of Mr. Fradin and the Chairperson of the Compensation Committee, who received advice and input from counsel, and was approved by both the Compensation Committee and the Board. The Compensation Committee and Board believed that the salary, bonus and long-term compensation provided under the employment agreement were in the aggregate consistent with the compensation packages provided to CEOs in comparable positions.

Other Executive Employment Agreements: In connection with the 2005 LBO, the Company entered into definitive employment agreements with certain senior managers, including Messrs. Conde, Finders, Robins and Tarbox and Ms. Silbey. Messrs. Stern and Woods entered into employment agreements with the Company when they each joined the Company in 2010. The executives with such agreements are eligible for payments if employment terminates or, for certain executives, if there is a change of control, as described under “Potential Payments on Termination or Change of Control” below. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control.

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

•

For certain executives, the right to receive certain severance payments as defined in the applicable agreements, including upon a termination without “cause,” a resignation for “good reason” or a “change of control.” For Messrs. Conde, Finders, Robins and Tarbox and Ms. Silbey, these terms were consistent with the severance payments provided for under the change of control agreement with the Company in effect prior to the LBO. See “Potential Payments Upon Termination or Change of Control” below.

•	Certain restrictive covenants (noncompetition, confidentiality and nonsolicitation) that continue for applicable post-termination periods.

•

For certain executives, the right to receive a tax gross-up payment or the right to require the Company to obtain stockholder approval should any payment provided under the agreement be subject to the excise tax under section 4999 of the Internal Revenue Code.

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

In order to provide Mr. Woods with the same terms as other more recently hired executives, on May 17, 2011, Mr. Woods’ employment agreement was amended to provide severance benefits upon his resignation for good reason, without regard to a change of control, and to modify the definition of resignation for good reason to include (1) a material change in the geographic location at which he is required to work or (2) a material breach by the Company of his employment agreement. The method of calculating the amount of severance benefits was not changed. Additionally, under the amendment, a material and adverse change in Mr. Woods’ positions or responsibilities will not be deemed to have occurred for this purpose solely as a result of a spin-off of the AS business of the Company, the sale of some or all of the assets of the AS business or an initial public offering relating to the stock of the Company or any of its affiliates.

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

Stock Ownership

The Company does not have a formal policy requiring stock ownership by management. Many senior managers have committed significant personal capital to our Company. See “Beneficial Ownership” under ITEM 12 below.

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
John Connaughton
John Marren
Julie Richardson

Risk Considerations in Our Compensation Programs

In 2011, we conducted a risk assessment to evaluate risks associated with the Company’s compensation policies and practices and concluded that the Company’s compensation programs and policies, considered as a whole, including applicable risk-mitigation features, are not reasonably likely to have a material adverse effect on the Company. Following are some of the features of our program designed to help us appropriately manage business risk:

•	Our compensation programs utilize different types of compensation providing a balance of short-term and long-term incentives with fixed and variable components.

•

Our established performance goals are reasonable given past performance and market conditions. These performance measures balance annual and long-term components with emphasis on revenue as well as EBITA to prevent a focus on top line growth only.

•

As part of a prior review, caps on payments from the EIC bonus plan were instituted, which in conjunction with threshold performance hurdles ensure that incentive compensation is not overly emphasized.

•	Our equity compensation program provides a mix of performance- and time-based equity awards and has multiple-year performance criteria and vesting.

Summary Compensation Table

The following table contains certain information about compensation earned in 2011, 2010 and 2009 by the named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compen- sation(3) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation(4) ($)	Total ($)
Russell P. Fradin(5)
President, Chief Executive Officer and Director	2011	528,460	1,000,000	6,886,010	—	791,500	—	222,991	9,428,961
Cristóbal Conde(6)	2011	405,600	—	—	—	—	—	10,899,962	11,305,562
Former President, Chief Executive Officer and Director	2010	950,000	—	—	—	1,847,471	—	58,767	2,856,238
	2009	931,000	—	—	—	2,168,428	—	57,879	3,157,307

Robert F. Woods(7)	2011	520,000	—	220,681	—	596,250	—	31,762	1,368,693
Senior Vice President—Finance and Chief Financial Officer	2010	500,000	—	5,016,599	129,108	698,037	—	31,763	6,375,507
Harold C. Finders(8)	2011	637,383	427,038	1,323,590	—	—	—	308,878	2,696,888
Chief Executive Officer, Financial Systems	2010	599,077	100,000	—	—	584,176	—	279,677	1,562,930
	2009	571,089	—	359,244	13,285	1,365,180	—	119,963	2,428,761
Victoria E. Silbey(9)	2011	478,000	—	551,455	—	487,500	—	33,922	1,550,876
Senior Vice President—Legal and Chief Legal Officer
Andrew A. Stern(10)	2011	542,000	—	—	—	858,428	—	23,698	1,424,126
Chief Executive Officer, Availability Services	2010	306,250	—	2,994,457	87,120	407,235	—	15,976	3,811,037
Former Executive Officers
Brian Robins(11)	2011	355,640	—	331,021	—	—	—	3,019,289	3,705,950
Former Senior Vice President—Marketing and Chief Marketing Officer
Richard C. Tarbox(12)	2011	478,000	—	—	—	573,750	—	3,948,754	5,000,504
Former Senior Vice President—Corporate Development	2010	463,000	—	—	—	689,661	—	55,159	1,207,820
	2009	454,000	—	179,621	6,642	808,996	—	55,203	1,504,462

(1)	Amounts shown are the fair market value of RSUs granted and reflect the fair market value per Unit on the date of grant multiplied by the number of RSUs granted; amounts for 2010 and 2009 reflect the value of performance-based awards that could be earned at the target performance goal. The amount in this column for Mr. Fradin excludes any value associated with the Future RSUs, which have not yet been granted and which are discussed in further detail above in the “Compensation Discussion and Analysis.” For more details on grants awarded in 2011, see the 2011 Grants of Plan-Based Awards table below.

(2)

Amounts shown are the aggregate grant date fair value of options granted pursuant to the SunGard 2005 Management Incentive Plan computed in accordance with FASB ASC Topic 718; amounts for 2010 and 2009 reflect the value of performance-based awards that could be earned at the target performance goal. For a discussion of the assumptions made in such valuation, see Note 9 to the

Company’s Consolidated Financial Statements. For Mr. Fradin, excludes any value associated with the Future Options, which have not yet been granted and which are discussed in further detail above in the “Compensation Discussion and Analysis.”

(3)	Amounts shown in this column reflect the cash EIC awards payable under performance-based incentive compensation, which is discussed in further detail above in the “Compensation Discussion and Analysis.”

(4)	For Mr. Fradin, amount includes health and welfare benefits, car lease payments and related maintenance expenses, automobile tax gross-up ($5,795), relocation expenses ($134,039) and a relocation tax gross-up ($74,834).

For Mr. Conde, amount in 2011 includes total separation payments ($10,822,115) made pursuant to Mr. Conde’s employment agreement, which includes a tax gross-up ($98,768) for the portion of the separation payment related to health and welfare benefits. In addition, amount also includes health and welfare benefits, matching 401(k) savings plan contributions, car lease payments ($12,300 in 2011), automobile tax gross-ups ($15,050 in 2011, $15,354 in 2010 and $13,801 in 2009), automobile maintenance expenses in 2010 and 2009, reimbursement of legal fees in 2011 ($17,516), annual sales incentive award trips and the value of computer equipment retained by Mr. Conde in 2011 ($16,774).

For Mr. Woods, amount includes health and welfare benefits, matching 401(k) savings plan contributions and car allowance ($12,360).

For Mr. Finders, amount includes health and welfare benefits ($49,716), company defined contribution pension plan contributions ($53,861), car lease payments ($31,066), annual sales incentive award trips, travel allowance ($96,180 in 2011 and $90,694 in 2010) and travel allowance tax gross-up ($71,090 in 2011 and $60,765 in 2010).

For Ms. Silbey, amount includes annual health and welfare benefits, matching 401(k) savings plan contributions, car lease payments ($12,275) and related maintenance expenses, and an automobile tax gross-up ($11,310).

For Mr. Stern, amount includes health and welfare benefits ($13,898 in 2011) and matching 401(k) savings plan contributions.

For Mr. Robins, amount in 2011 includes total separation payments ($2,974,005) made pursuant to Mr. Robins’ employment agreement, which includes a tax gross-up ($68,750) for the portion of the separation payment related to health and welfare benefits. In addition, amount includes annual health and welfare benefits ($13,646), matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, and an automobile tax gross-up ($12,064).

For Mr. Tarbox, amount in 2011 includes total separation payments ($3,902,551) made pursuant to Mr. Tarbox’s employment agreement, which includes a tax gross-up ($61,446) for the portion of the separation payment related to health and welfare benefits. In addition, amount includes annual health and welfare benefits ($13,853 in 2011), matching 401(k) savings plan contributions, car lease payments and related maintenance expenses, and automobile tax gross-ups ($14,275 in 2011, $15,561 in 2010 and $13,649 in 2009).

(5)	Mr. Fradin joined SunGard as of May 31, 2011 and therefore was not a named executive in 2010 or 2009. Mr. Fradin’s 2011 annual rate of salary was $900,000, and his EIC was pro-rated for the period of time he was employed by the Company in 2011. In accordance with Mr. Fradin’s employment agreement, he received a one-time make-up cash bonus equal to $1,000,000 related to bonus forgone from his previous employer.

(6)	Mr. Conde resigned effective as of May 27, 2011. Mr. Conde was President from 2000 to May 2011 and Chief Executive Officer from 2002 to May 2011. From 1987 to 2000, Mr. Conde held various senior positions with the Company.

(7)	Mr. Woods joined SunGard as of January 1, 2010 and therefore was not a named executive in 2009.

(8)	Mr. Finders’ compensation was paid in Swiss Francs (CHF). All amounts have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year, as follows: 0.961797 in 2011; 0.944732 in 2010; and 0.909599 in 2009. The effect of currency conversion of CHF into U.S. dollars for purposes of this table indicates that Mr. Finders received larger salary increases than in fact occurred in CHF. Mr. Finders’ annual salary rate was CHF 662,700 in 2011 (a 4.5% increase over his 2010 salary rate), CHF 634,125 in 2010 (a 1% increase over 2009 salary rate), and his annual salary rate was CHF 627,847 in 2009. In 2011, Mr. Finders received a bonus of $96,180 in recognition of his promotion to his current position of Chief Executive Officer, FS and a year-end bonus of $330,858, as discussed above in the “Compensation Discussion and Analysis.” In 2010, Mr. Finders received a one-time discretionary bonus of $100,000 in addition to his 2010 EIC bonus.

(9)	Ms. Silbey was not a named executive prior to 2011.

(10)	Mr. Stern joined SunGard as of June 1, 2010 and therefore was not a named executive in 2009.

(11)	Mr. Robins was not a named executive prior to 2011. Mr. Robins’ executive officer status ended in September 2011 and his employment with the Company ended effective as of December 7, 2011. Mr. Robins was Senior Vice President-Marketing and Chief Marketing Officer since 2005, and from 1998 to 2005 Mr. Robins held various senior marketing positions with the Company.

(12)	Mr. Tarbox’s executive officer status ended in October 2011 and his employment with the Company ended effective as of December 31, 2011. Mr. Tarbox was Senior Vice President-Corporate Development since 2001 and Vice President-Corporate Development from 1987 to 2001.

Grants of Plan-Based Awards in Fiscal Year 2011

To provide long-term equity incentives following the LBO, the SunGard 2005 Management Incentive Plan (“Plan”) was established. The Plan as amended authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII.

Under the Plan, 2011 awards of time-based and performance-based RSUs have been granted for Units in the Parent Companies. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. All awards under the Plan are granted at fair market value on the date of grant.

Time-based RSUs granted in 2011 vest over four years as follows: 28% one year after date of grant, and 1/36th of the remaining balance each month thereafter for 36 months. Performance-based RSUs granted in 2011 vest upon the attainment of the Company’s enterprise-wide EBITA budget for the 18-month period beginning July 1, 2011, 52% vesting at the end of the performance period, December 31, 2012, and 48% vesting in 24 equal monthly installments thereafter. Once vested, time-based and performance-based RSUs granted in 2011 become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is four years after the date of grant.

The following table contains information concerning grants of plan-based awards to the named executives during 2011.

2011 Grants of Plan-Based Awards

Name	Grant Type	Grant Date	Estimated Possible Payouts under Non- Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
				Threshold (#)	Target (#)	Maximum (#)
Russell P. Fradin(5)	EIC	N/A	791,500	—	—	—	—	—	—	—
	RSUs	05/31/11	—	—	—	—	307,000	—	—	6,886,010
Cristóbal Conde	EIC	N/A	—	—	—	—	—	—	—	—
Robert F. Woods	EIC	N/A	596,250	—	—	—	—	—	—	—
	RSUs	06/03/11	—	892	4,460	N/A	4,460	—	—	220,681
Harold C. Finders	EIC	N/A		—	—	—	—	—	—	—
	RSUs	06/03/11	—	5,5350	26,750	N/A	26,750	—	—	1,323,590
Victoria E. Silbey	EIC	N/A	487,500	—	—	—	—	—	—	—
	RSUs	06/03/11	—	2,229	11,145	N/A	11,145	—	—	551,455
Andrew A. Stern	EIC	N/A	858,428	—	—	—	—	—	—	—
Brian Robins(6)	EIC	N/A	—	—	—	—	—	—	—	—
	RSUs	06/03/11	—	1,338	6,690	N/A	6,690	—	—	331,021
Richard C. Tarbox	EIC	N/A	573,750	—	—	—	—	—	—	—

(1)	Amounts reflect the cash EIC bonuses paid to the named executives under the performance-based incentive compensation, which is described in further detail above, including the threshold, mid-point, and on-target goals, in the Compensation Discussion and Analysis and reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)	Represents performance-based RSUs.

(3)	Represents time-based RSUs.

(4)	Represents the fair market value per Unit on the date of grant multiplied by the number of RSUs granted.

(5)	Excludes Mr. Fradin’s Future Options and Future RSUs, which have not yet been granted and which are discussed in further detail above in the “Compensation Discussion and Analysis.”

(6)	Mr. Robins’ 2011 equity grants were forfeited upon his termination of employment.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table contains certain information with respect to options and RSUs held as of December 31, 2011 by the named executives.

Outstanding Equity Awards at 2011 Fiscal Year-End

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Russell P. Fradin(3)	5/31/2011							307,000	(4)	6,348,760	—	—
Cristóbal Conde	8/12/2005	1,066,583(5)	—		—	18.00	8/11/2015
	8/12/2005	1,771,994(6)	—		—	18.00	8/11/2015
Robert F Woods	1/1/2010	33,602(7)	10,371	(8)	92,924	0.28	1/1/2020	4,118	(9)	85,167	36,899	763,065
	1/1/2010	81,680(10)	111,932		—	0.28	1/1/2020	53,336	(11)	1,102,978	—	—
	5/12/2010	13,441(7)	4,148	(8)	37,170	0.25	5/12/2020	1,647	(9)	34,067	14,760	305,228
	5/12/2010	27,832(10)	49,613		—	0.25	5/12/2020	23,640	(11)	488,873	—	—
	11/18/2010							1,647	(9)	34,067	14,760	305,228
	11/18/2010							27,099	(11)	560,416	—	—
	6/3/2011							—		—	4,460	92,233
	6/3/2011							4,460	(12)	92,233	—	—
Harold C. Finders	8/12/2005	63,009(13)	13,651	(14)	—	18.00	8/11/2015
	8/12/2005	177,202(6)	—		—	18.00	8/11/2015
	9/21/2007	49,783(15)	9,830	(14)	—	20.72	9/21/2017
	9/21/2007	91,380(10)	14,953		—	20.72	9/21/2017
	9/14/2009	11,237(16)	3,579	(14)	12,390	0.44	9/14/2019	1,421	(17)	29,396	4,920	101,743
	9/14/2009	18,756(10)	19,966		—	0.44	9/14/2019	9,514	(11)	196,742	—	—
	6/3/2011							—		—	26,750	553,190
	6/3/2011							26,750	(12)	553,190	—	—
Victoria E. Silbey	8/11/2005	31,272(18)	—		—	4.50	11/4/2014
	8/11/2005	42,803(18)	—		—	4.50	3/3/2015
	8/12/2005	62,004(13)	9,100	(14)	—	18.00	8/11/2015
	8/12/2005	99,612(6)	—		—	18.00	8/11/2015
	9/14/2009	11,237(16)	3,579	(14)	12,390	0.44	9/14/2019	1,421	(17)	29,396	4,920	101,743
	9/14/2009	18,756(10)	19,966		—	0.44	9/14/2019	9,514	(11)	196,742	—	—
	12/22/2010							824	(9)	17,033	7,380	152,614
	12/22/2010							13,838	(11)	286,170	—	—
	6/3/2011							—		—	11,145	230,479
	6/3/2011							11,145	(12)	230,479	—	—
Andrew A. Stern	6/21/2010	119,790(10)	228,689		—	0.25	6/21/2020	108,971	(11)	2,253,515	—	—
Brian Robins	8/11/2005	123,112(18)	—		—	4.50	3/6/2012
	8/12/2005	71,104(5)	—		—	18.00	8/11/2015
	8/12/2005	68,131(6)	—		—	18.00	8/11/2015
Richard C. Tarbox	8/11/2005	239,278(18)	—		—	4.50	3/30/2012
	8/12/2005	170,653(5)	—		—	18.00	8/11/2015
	8/12/2005	176,159(6)	—		—	18.00	8/11/2015
	9/14/2009	7,409(19)	—		—	0.44	9/14/2019
	9/14/2009	9,379(10)	—		—	0.44	9/14/2019

(1)	Represents the quantity of unvested performance-based equity awards that can be earned upon the achievement of anticipated performance goals in future years.

(2)	Based upon a fair market value of $20.68 per Unit as of December 31, 2011.

(3)	Excludes Mr. Fradin’s Future Options and Future RSUs, which have not yet been granted and which are discussed in further detail above in the “Compensation Discussion and Analysis.”

(4)	Represents the unvested portion of time-based RSUs which vest over three years with 33 1/3% vesting on each of the first three anniversaries of the date of grant.

(5)	Represents performance-based options which (i) vested upon the attainment of certain annual earnings goals for the Company during the six-year period beginning January 1, 2005 for calendar years 2005-2008 and (ii) were earned for calendar years 2009 and 2010 pursuant to the awards amended in 2009 and which became fully vested upon the Named Executive’s termination.

(6)	Represents fully vested time-based options which vested over five years.

(7)	Performance-based Class A options are earned upon the attainment of certain annual earnings goals for the Company over a five-year period beginning January 1 of the year of grant. Represents performance-based Class A options earned and vested for calendar years 2010 and 2011. Vesting of the remaining earned portion for calendar year 2010 is described in note 8.

(8)	Represents the unvested portion of performance-based options earned for calendar year 2010, which vests in 36 equal monthly installments beginning January 31, 2011.

(9)	Represents the unvested portion of performance-based RSUs earned for calendar year 2010.

(10)	Represents the vested portion of time-based equity which vests over five years with 25% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(11)	Represents the unvested portion of time-based RSUs which vest over five years with 10% vesting one year from the date of grant, and 1/48th of the remaining balance vesting each month thereafter for 48 months.

(12)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting one year from the date of grant, and 1/36th of the remaining balance vesting each month thereafter for 36 months.

(13)	Represents performance-based options which (i) vested upon the attainment of certain annual earnings goals for the Company during the six-year period beginning January 1, 2005 for calendar years 2005-2008 and (ii) were earned and vested for calendar years 2009 and 2010 pursuant to the awards amended in 2009. Vesting of the remaining earned portion is described in note 14.

(14)	Represents the unvested portion of performance-based options earned for calendar years 2009 and 2010, which vests in 36 equal monthly installments beginning January 31, 2010 and January 31, 2011, respectively.

(15)	Represents performance-based options which (i) vested upon the attainment of certain annual earnings goals for the Company during the five-year period beginning January 1, 2007 for calendar years 2007-2008, (ii) were earned and vested for calendar years 2009 and 2010 pursuant to the 2009 amended awards, and (iii) were earned and vested for calendar year 2011. Vesting of the remaining earned portion for calendar years 2009 and 2010 is described in note 14.

(16)	Performance-based Class A options are earned upon the attainment of certain annual earnings goals for the Company over a five-year period. Represents performance-based Class A options earned and vested for calendar years 2009, 2010 and 2011. Vesting of the remaining earned portion for calendar years 2009 and 2010 is described in note 14.

(17)	Represents the unvested portion of performance-based RSUs earned for calendar years 2009 and 2010.

(18)	To the extent that outstanding options were not exercised before the 2005 LBO, such options converted into fully vested options to purchase Units in the Parent Companies.

(19)	Performance-based Class A options are earned upon the attainment of certain annual earnings goals for the Company over a five-year period beginning January 1 of the year of grant. Represents performance-based Class A options earned for calendar years 2009 and 2010 which became fully vested upon the Named Executive’s termination.

Option Exercises and Stock Vested

The following table contains certain information with respect to stock option exercises and the vesting of RSUs during 2011 for each of the named executives.

2011 Option Exercises and Stock Vesting

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting(3) ($)
Russell P. Fradin	—	—	—	—
Cristóbal Conde	—	—	—	—
Robert F. Woods	—	—	54,621	1,187,251
Harold C. Finders	—	—	6,314	137,638
Victoria E. Silbey	—	—	10,109	216,796
Andrew A. Stern	—	—	29,405	685,351
Brian Robins	46,889	788,671	1,480	30,936
Richard C. Tarbox	—	—	3,868	83,519

(1)	Calculated by multiplying the number of Units acquired on exercise times the difference between the fair market value on the exercise date and the exercise price of the option.

(2)	Represents RSUs that vested during 2011. RSUs are not distributed until first to occur of a change of control, separation from service without cause or five years after date of grant.

(3)	Calculated by multiplying the number of vested RSUs times the fair market value on the vesting date.

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

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and equity award agreements, set forth below is a description of the potential payments the named executives would receive if their employment was terminated on December 31, 2011.

The terms cause, good reason, change of control and sale of business are defined in the executive employment agreements. Forms of these agreements for Messrs. Conde, Finders, Robins and Tarbox and Ms. Silbey have been filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Mr. Woods’ employment agreement and related amendment have been filed as exhibits to the Company’s Current Report on Form 8-K dated December 16, 2009 and Current Report on Form 8-K dated May 17, 2011, respectively. Mr. Stern’s employment agreement has been filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Mr. Fradin’s employment agreement has been filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Russell P. Fradin

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to two times the sum of his 2011 base salary and target incentive bonus;

•	a lump sum cash payment of his pro rata incentive bonus based upon the incentive bonus he earned for 2011 multiplied by the number of days in which he was employed during 2011 divided by 365;

•

a lump sum cash payment for the cost of premiums under Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for medical, dental and vision coverage less employee co-pay for such coverage for 18 months, as increased by a tax gross-up payment equal to the estimated income and FICA tax that would be imposed on such payments;

•

a lump sum cash payment for accrued but unpaid base salary, unreimbursed business expenses, unused vacation time and all other payments, benefits or fringe benefits in accordance with the applicable plan or program; and

•	time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Upon change of control:

•	if a change of control or “in contemplation termination” (as defined below) occurs, the vesting of Mr. Fradin’s existing time-based RSUs will fully accelerate.

•

if a change of control occurs after May 31, 2013, the outstanding Future Options and Future RSUs will become fully vested (i) on the date of termination of employment if Mr. Fradin’s employment is terminated by the Company without cause or by Mr. Fradin for good reason and such termination occurs on or within 18 months following the change of control or (ii) on the date of the change of control if an “in contemplation termination” has occurred;

•

if the change of control occurs prior to May 31, 2013, then only 50% of the outstanding unvested Future Options and unvested Future RSUs will vest (a) on the date of termination of employment if Mr. Fradin’s employment is terminated without cause or by Mr. Fradin for good reason within 18 months after the change of control or (b) the date of the change of control if an In Contemplation Termination has occurred, and the balance of the unvested Future Options and unvested Future RSUs will terminate. However, if the per share purchase price in the change of control plus the per share value of any of the Company’s businesses or subsidiaries previously sold or spun-off following May 31, 2011 is at least 250% of the per Unit value of the parent companies’ stock on August 11, 2005, then 100% of the outstanding unvested Future Options and unvested Future RSUs will vest (i) on the date of termination of employment if Mr. Fradin’s employment is terminated without cause or by Mr. Fradin for good reason within 18 months after the Change of Control or (ii) the date of the Change of Control if an In Contemplation Termination has occurred; and

•

an “in contemplation termination” is a termination of Mr. Fradin’s employment without cause or for good reason within six months before change of control if such termination of employment is in contemplation of the change of control.

Upon retirement or other voluntary termination, a lump sum cash payment consisting of accrued amounts, if any and his time-based equity awards immediately stop vesting and any unvested time-based equity awards are forfeited.

Upon termination for cause, a lump sum cash payment of accrued amounts, if any and all vested and unvested time-based equity awards are forfeited.

Upon termination for death or disability, a lump sum cash payment of his pro rata incentive bonus and accrued amounts, if any. In the event of his death, Mr. Fradin’s estate will receive payments under a life insurance policy funded by the Company. All time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Robert F. Woods

Upon termination without cause or resignation for good reason:

•

a lump sum cash payment equal to two times the sum of his 2011 base salary and target incentive bonus, and for a change of control Mr. Woods receives three times the sum of his 2011 base salary and target incentive bonus;

•	a lump sum cash payment of his pro rata target incentive bonus for 2011 and any earned or accrued compensation as of December 31, 2011;

•

a lump sum cash payment in an amount equal to two times the Company’s cost of Mr. Woods’ medical, dental and vision coverage in effect on December 31, 2011, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar year 2010 becomes fully vested at the termination date, and all unvested performance-based equity awards are forfeited; and

•	time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Upon change of control:

•

if a change of control occurs and employment is terminated, then all unvested performance-based equity awards granted before June 2011 vest on a return-on-equity basis and vesting of performance-based equity awards granted in June 2011 shall be determined by the Compensation Committee of the Board and the CEO in mutual consultation in a manner they jointly consider equitable under the circumstances, all unvested time-based equity awards vest if employment is terminated without cause within six months following a change of control.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation. Mr. Woods is not entitled to receive his 2011 pro rata target incentive bonus; and

•

all performance-based equity awards stop vesting as of the date of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation. Mr. Woods is not entitled to receive his 2011 pro rata target incentive bonus; and

•	all vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation and a pro rata payment of his target incentive bonus for 2011;

•	in the event of death, Mr. Woods’ beneficiary shall receive payments under an insurance policy funded by the Company; and

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar year 2010 becomes fully vested at the termination date, all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Harold C. Finders and Victoria E. Silbey

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to the applicable multiplier multiplied by the sum of his or her 2011 base salary and target incentive bonus;

•

a lump sum cash payment of all earned or accrued compensation, such as unpaid base salary, unused vacation, unreimbursed business expenses, accrued employment or retirement benefits under an employee benefit program and a pro rata payment of Mr. Finders and Ms. Silbey’s target incentive bonus for 2011;

•

a lump sum cash payment in an amount equal to the applicable multiplier multiplied by the Company’s cost of Mr. Finders and Ms. Silbey’s medical, dental and vision coverage in effect on December 31, 2011, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•

a lump sum cash payment in an amount equal to the applicable multiplier multiplied by $17,500, in lieu of retirement, life insurance and long term disability coverage, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar years 2009 and 2010 become fully vested at the termination date, and all unvested performance-based equity awards are forfeited;

•	time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited; and

•

for Mr. Finders, if a sale of our FS business segment occurs but his employment agreement is not retained or assumed, then performance-based equity awards are treated as described above and all unvested time-based equity awards granted before June 2011 become fully vested, and unvested time-based equity granted in or after June 2011 immediately stops vesting.

Upon change of control:

•

if a change of control occurs and employment is terminated or their employment agreement is not assumed, then all unvested performance-based equity awards granted before June 2011 vest on a return-on-equity basis, vesting of performance-based equity awards granted in June 2011 shall be determined by the Compensation Committee of the Board and the CEO in mutual consultation in a manner they jointly consider equitable under the circumstances, all unvested time-based equity awards granted before January 2010 become fully vested and all other unvested time-based equity awards vest if employment is terminated without cause within six months following a change of control; and

•

for Ms. Silbey, a tax gross up payment equal to any excise tax charged and other taxes imposed on such payment as a result of the receipt of any change of control payments, but only if, despite cooperation between Ms. Silbey and the Company to obtain shareholder approval of the change of control payments so no excise tax is charged, shareholder approval is not obtained.

Upon termination due to resignation without good reason:

•	a lump sum cash payment of all accrued compensation with the exception of his or her 2011 pro rata target incentive bonus; and

•

all performance-based equity awards stop vesting as of the date of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation with the exception of his or her 2011 pro rata target incentive bonus; and

•	all vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation, including a pro rata payment of his or her target incentive bonus for 2011;

•

in the event of death, Mr. Finders beneficiaries shall receive payments under an insurance policy offered through and partially funded by the Company and Ms. Silbey’s beneficiary shall receive payments under an insurance policy funded by the Company; and

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of performance-based equity awards earned for calendar years 2009 and 2010 become fully vested at the termination date, all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Andrew A. Stern

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to two times the sum of his 2011 base salary and target incentive bonus;

•

a lump sum cash payment of his pro rata incentive bonus based upon the incentive bonus earned for 2011 multiplied by the number of days in which he was employed during 2011 divided by 365, and earned or accrued compensation as of December 31, 2011;

•

a lump sum cash payment in an amount equal to the Company’s cost of the his medical, dental and vision coverage in effect on December 31, 2011 for a one-year period, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment; and

•

all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited, except that, upon a sale or other disposition of 80% or more of the AS business, in exchange for the cancellation of his unvested time-based equity awards, a lump sum cash payment equal to 0.55% of the net proceeds received by the Company in the sale, reduced by the Company equity already received by him or vested pursuant to other Company equity awards.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation. Mr. Stern is not entitled to receive a pro rata incentive bonus; and

•	all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation. Mr. Stern is not entitled to receive a pro rata incentive bonus; and

•	all vested and unvested time equity awards are forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation and a pro rata payment of his incentive bonus for 2011;

•	in the event of death, Mr. Stern’s beneficiary shall receive payments under an insurance policy funded by the Company; and

•	all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

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

With the exception of Messrs. Conde, Robins and Tarbox, the tables below reflect the amount of compensation payable to each of the named executives in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2011, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executives upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such named executive’s separation from the Company. Messrs. Conde’s, Robins’ and Tarbox’s employment with the Company ended prior to or effective as of December 31, 2011 and therefore the table for each of these named executives reflects the actual separation payment received.

Russell P. Fradin — Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Retirement or Other Voluntary Termination	Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$5,400,000	—	—	$5,400,000		—	—
Incentive Bonus of Year of Termination(2)	$791,500	—	—	$791,500		$791,500	$791,500
Time-Based Equity Awards(3)	—	—	—	$6,348,760		—	—
Benefits & Perquisites:
Health Benefits(4)	$26,053	—	—	$26,053		—	—
Life Insurance Proceeds	—	—	—	—		—	$1,000,000
Accrued Vacation Pay	$17,308	$17,308	$17,308	$17,308		$17,308	$17,308
Excise Tax & Gross-Up	—	—	—	—	(5)	—	—
Total:	$6,234,861	$17,308	$17,308	$12,583,621		$808,808	$1,808,808

(1)	Consists of two times the sum of (a) 2011 base salary of $900,000 and (b) 2011 target incentive bonus of $1,800,000.

(2)	Represents the pro rata amount of Mr. Fradin’s incentive bonus earned for 2011.

(3)	Represents the value of accelerated unvested time-based RSUs based upon a fair market price of $20.68 per Unit as of December 31, 2011.

(4)	Represents the cost of premiums under COBRA for medical, dental and vision coverage less employee co-pay for such coverage for 18 months, as increased by a tax gross-up payment equal to the estimated taxes that would be imposed on such payments.

(5)	The Company and Mr. Fradin have agreed to cooperate to obtain shareholder approval of any change of control payments that would otherwise be subject to excise tax under section 4999 of the Internal Revenue Code, so the estimates assume that no excise will apply.

Cristóbal Conde—Separation Payments and Benefits

Separation Payments and Benefits
Compensation:
Base Salary & Target Incentive Bonus(1)	$9,093,000
Pro Rata Target Incentive Bonus of Year of Termination	$1,252,466
Payment in Lieu of Notice Period	$204,263
Time-Based Equity Awards(2)	—
Performance-Based Equity Awards(3)	$891,111
Benefits & Perquisites:
Health and Welfare Benefits(4)	$195,696
Accrued Vacation Pay	$76,690
Total:	$11,713,226

(1)	Consists of three times the sum of (a) 2011 base salary of $981,000 and (b) 2011 target incentive bonus of $2,050,000.

(2)	Mr. Conde’s time-based options were fully vested as of the date of his termination.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar years 2009 and 2010.

(4)	Consists of three times the sum of (a) the Company’s cost for Mr. Conde’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the income and FICA tax imposed on such payments.

Robert F. Woods—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control		Termination Due to Retirement or Other Voluntary Termination	Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,630,000		—	—	$3,945,000		—		—
Target Incentive Bonus of Year of Termination	$795,000		—	—	$795,000		$795,000		$795,000
Time-Based Equity Awards(2)	—		—	—	$2,244,500		—		—
Performance-Based Equity Awards	$153,300	(3)	—	—	$4,654,542	(4)	$153,300	(3)	$153,300	(3)
Benefits & Perquisites:
Health Benefits(5)	$28,116		—	—	$28,116		—		—
Life Insurance Proceeds	—		—	—	—		—		$1,000,000
Accrued Vacation Pay	$10,000		$10,000	$10,000	$10,000		$10,000		$10,000
Total:	$3,616,416		$10,000	$10,000	$11,677,158		$958,300		$1,958,300

(1)	With regard to (i) a termination without cause, consists of two times the sum of (a) 2011 base salary of $520,000 and (b) 2011 target incentive bonus of $795,000 and (ii) a termination due to a change of control, consists of three times the sum of (a) 2011 base salary of $520,000 and (b) 2011 target incentive bonus of $795,000.

(2)	Represents the value of accelerated unvested time-based equity based upon a fair market price of $20.68 per Unit as of December 31, 2011. Excludes the value of underwater time-based options.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity earned for calendar year 2010. Excludes the value of underwater performance-based options.

(4)	For performance-based equity awards granted before June 2011, represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of underwater performance-based options.

(5)	Represents two times the Company’s cost of Mr. Woods’s medical, dental and vision coverage. The health benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

Harold C. Finders—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control		Termination For Cause; Resignation Without Good Reason	Termination Due to Sale of Business Employment Not Offered		Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation
Base Salary & Target Incentive Bonus(1)	$2,874,155		—	$2,874,155		$2,874,155		—		—
Target Incentive Bonus of Year of Termination	$731,998		—	$731,998		$731,998		$731,998		$731,998
Time-Based Equity Awards(2)	—		—	$196,742		$749,932		—		—
Performance-Based Equity Awards	$65,981	(3)	—	$65,981	(3)	$1,085,629	(4)	$65,981	(3)	$65,981	(3)
Benefits & Perquisites:
Health and Welfare Benefits(5)	$106,682		—	$106,682		$106,682		—		—
Disability Benefits(6)	—		—	—		—		$16,483,341		—
Death Benefits(7)	—		—	—		—		—		$2,981,187
Accrued Vacation Pay	$154,023		$154,023	$154,023		$154,023		$154,023		$154,023
Total:	$3,932,839		$154,023	$4,129,581		$5,702,419		$17,435,343		$3,933,189

(1)	Consists of two times the sum of (a) 2011 base salary of $705,080 and (b) 2011 target incentive bonus of $731,998. Mr. Finders’ payments would be in Swiss Francs (CHF). All amounts reported in the table have been converted into U.S. dollars at the December 31, 2011 currency exchange rate of 1.06395.

(2)	Represents the value of applicable accelerated unvested time-based equity awards based upon a fair market price of $20.68 per Unit as of December 31, 2011. Excludes the value of underwater time-based options.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar years 2009 and 2010. Excludes the value of underwater performance-based options.

(4)	For performance-based equity awards granted before June 2011, represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of underwater performance-based options.

(5)	Consists of two times the sum of (a) the Company’s cost for Mr. Finders’ medical benefits and (b) $17,500 in lieu of the Company’s defined contribution pension plan contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated taxes that would be imposed on such payments.

(6)	Represents a lump sum payment upon disability due to an accident of $15,556,652 and the estimated present value of annual annuity payments to age 65 from insurance coverage for which the Company pays premiums. Upon disability due to sickness, Mr. Finders would receive annual annuity payments to age 65 but no lump sum payment and his children would receive an annual annuity until they reach the age of 25 (three and six years remaining).

(7)	Represents a lump sum payment upon death due to an accident. Mr. Finders’ spouse would also receive an annual annuity for life of $53,623 and each of his children would receive an annual annuity of $20,109 until they reach the age of 25 (three and six years remaining). Upon death due to sickness, Mr. Finders’ estate would receive a smaller lump sum and his spouse and children would receive a larger annuity amount. Portions of the reported benefits payable upon Mr. Finders’ death are financed by contributions made by Mr. Finders.

Victoria E. Silbey—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control		Termination Due to Resignation Without Good Reason	Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$3,384,000		—	—	$3,384,000		—		—
Target Incentive Bonus of Year of Termination	$650,000		—	—	$650,000		$650,000		$650,000
Time-Based Equity Awards(2)	—		—	—	$713,390		—		—
Performance-Based Equity Awards	$70,819	(3)	—	—	$1,400,942	(4)	$70,819	(3)	$70,819	(3)
Benefits & Perquisites:
Health and Welfare Benefits(5)	$92,268		—	—	$92,268		—		—
Life Insurance Proceeds	—		—	—	—		—		$957,000
Accrued Vacation Pay	$9,192		$9,192	$9,192	$9,192		$9,192		$9,192
Excise Tax & Gross-Up	—		—	—	—	(6)	—		—
Total:	$4,206,279		$9,192	$9,192	$6,249,792		$730,011		$1,687,011

(1)	Consists of three times the sum of (a) 2011 base salary of $478,000 and (b) 2011 target incentive bonus of $650,000.

(2)	Represents the value of accelerated unvested time-based equity awards based upon a fair market price of $20.68 per Unit as of December 31, 2011. Excludes the value of underwater time-based options.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar years 2009 and 2010. Excludes the value of underwater performance-based options.

(4)

For performance-based equity awards granted before June 2011, represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than

300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. Excludes the value of underwater performance-based options.

(5)	Consists of three times the sum of (a) the Company’s cost for Ms. Silbey’s medical benefits and (b) $17,500 in lieu of the Company’s defined contribution pension plan contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated taxes that would be imposed on such payments.

(6)	The Company is obligated to pay a tax gross up payment to Ms. Silbey equal to the excise tax imposed under section 4999 of the Internal Revenue Code and other taxes imposed on such payment if an excise tax is charged in connection with any change of control payments. The Company and Ms. Silbey have agreed to cooperate to obtain shareholder approval of any change of control payments that would otherwise be subject to excise tax under section 4999 of the Internal Revenue Code, so the estimates assume that no excise tax will apply.

Andrew A. Stern—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Termination Due to Retirement, Other Voluntary Termination or For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,634,000	—	$2,634,000		—	—
Incentive Bonus of Year of Termination	$858,428	—	$858,428		$858,428	$858,428
Time-Based Equity Awards(2)	—	—	—		—	—
Benefits & Perquisites:
Health and Welfare Benefits(3)	$22,043	—	$22,043		—	—
Life Insurance Proceeds	—	—	—		—	$1,000,000
Accrued Vacation Pay	$12,508	$12,508	$12,508		$12,508	$12,508
Excise Tax & Gross-Up	—	—	—	(4)	—	—
Total:	$3,526,979	$12,508	$3,526,979		$870,936	$1,870,936

(1)	Consists of two times the sum of (a) 2011 base salary of $542,000 and (b) 2011 target incentive bonus of $775,000.

(2)	Mr. Stern is entitled to a cash payment upon a sale or other disposition of 80% or more of the AS business in exchange for the cancellation of his unvested time-based equity awards, as described above under Potential Payments Upon Termination or Change of Control—Andrew A. Stern.

(3)	Consists of the sum of the Company’s cost for Mr. Stern’s medical, dental and vision coverage for one year. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(4)	The Company and Mr. Stern have agreed to cooperate to obtain shareholder approval of any change of control payments that would otherwise be subject to excise tax under section 4999 of the Internal Revenue Code, so the estimates assume that no excise tax will apply.

Brian Robins—Separation Payments and Benefits

Separation Payments and Benefits
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,400,000
Pro Rata Target Incentive Bonus of Year of Termination	$392,384
Time-Based Equity Awards(2)	—
Performance-Based Equity Awards(3)	$34,703
Benefits & Perquisites:
Health and Welfare Benefits(4)	$159,698
Accrued Vacation Pay	$21,923
Total:	$3,008,708

(1)	Consists of three times the sum of (a) 2011 base salary of $380,000 and (b) 2011 target incentive bonus of $420,000.

(2)	All unvested time-based equity awards were forfeited upon Mr. Robins’ termination.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar years 2009 and 2010.

(4)	Consists of three times the sum of (a) the Company’s cost for Mr. Robins’ medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the income and FICA tax imposed on such payments.

Richard C. Tarbox —Separation Payments and Benefits

Separation Payments and Benefits
Compensation:
Base Salary & Target Incentive Bonus(1)	$3,729,000
Time-Based Equity Awards(2)	—
Performance-Based Equity Awards(3)	$77,568
Benefits & Perquisites:
Health and Welfare Benefits(4)	$155,166
Accrued Vacation Pay	$18,385
Total:	$3,980,119

(1)	Consists of three times the sum of (a) 2011 base salary of $478,000 and (b) 2011 target incentive bonus of $765,000.

(2)	All unvested time-based equity awards were forfeited upon Mr. Tarbox’s termination.

(3)	Represents the value of the accelerated unvested portion of the performance-based equity awards earned for calendar years 2009 and 2010. Excludes the value of underwater performance-based options.

(4)	Consists of three times the sum of (a) the Company’s cost for Mr. Tarbox’s medical, dental and vision coverage and (b) $17,500 in lieu of the Company’s retirement plan matching contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the income and FICA tax imposed on such payments.

Director Compensation

None of our directors except Mr. Mann receive compensation for serving as directors. Mr. Mann receives annual director equity awards; he does not receive any cash director fees. On September 14, 2011, Mr. Mann was granted a time-based equity grant consisting of an RSU for 1,868 Units. The RSU vests over four years as follows: 25% one year after date of grant, and 1/36th of the remaining balance each month thereafter for 36 months. Once vested, the RSUs become payable in shares upon the first to occur of a change of control, removal or resignation as a director, or the date that is four years after the date of grant. The following table contains for Mr. Mann compensation received during the year ended December 31, 2011 for serving as a director of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James L. Mann(2)	—	$38,630	—	—	—	—	$38,630

(1)	Amount shown is the fair market value of RSUs granted and reflects the fair market value per Unit on the date of grant multiplied by the number of RSUs granted.

(2)	In addition to serving as a director, Mr. Mann was an employee of the Company until August 31, 2011 and earned $128,000 in salary in 2011. While employed during 2011, Mr. Mann received health and welfare benefits, a matching 401(k) savings plan contribution, automobile benefits including reimbursement of fuel and maintenance expenses and an automobile tax gross-up ($6,166).

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Connaughton, Greene and Marren, who were each appointed to the Compensation Committee in 2005 in connection with the LBO, and Ms. Richardson, who was appointed to the Compensation Committee in 2008. None of these individuals has been at any time an officer or employee of our Company. During 2011, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2011 with respect to the SunGard 2005 Management Incentive Plan, as amended, under which equity in the Parent Companies is authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)			Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A)) (C)
	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock			Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Equity compensation plans approved by security holders
Options for Units	26,227,663	2,913,288	1,008,756	$16.93
Restricted Stock Units	9,855,657	1,094,736	379,064	$22.50	*	18,814,687	2,426,991	917,035
Options for Class A Common Stock	10,044,178			$1.60
Equity compensation plans not approved by security holders	—	—	—	—		—	—	—
Total	46,127,498	4,008,024	1,387,820			18,814,687	2,426,991	917,035

*	Value of RSUs as of date of grant.

Beneficial Ownership

All of our outstanding stock is beneficially owned by SCC and SCCII through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SCC and SCCII as of March 1, 2012 by each person who is known by us to beneficially own more than 5% of the equity securities of SCC and SCCII, by each of our directors, by each of the named executives, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.58%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.58%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.06%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.58%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.30%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.44%
TPG Funds(9)	34,849,657	3,872,184	1,340,371	13.58%
Chinh E. Chu(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.58%
Cristóbal Conde(10)(12) (former director and named executive)	5,331,578	592,398	205,061	2.08%
John Connaughton(13) (director)	—	—	—	—
Harold C. Finders(10) (named executive)	671,495	70,913	24,547	—
Russell P. Fradin (director and named executive)	307,257	34,140	11,818	—
James H. Greene, Jr.(14) (director)	—	—	—	—
Glenn H. Hutchins(8)(15) (director)	34,488,546	3,832,061	1,326,483	13.44%
James L. Mann(10) (director)	94,688	9,239	3,198	—
John Marren(16) (director)	—	—	—	—
Sanjeev Mehra(5)(17) (director)	28,393,651	3,154,850	1,092,063	11.06%
Julie Richardson(7)(18) (director)	21,295,238	2,366,138	819,048	8.30%
Brian Robins(10) (named executive)	230,669	25,628	8,872	—
Victoria E. Silbey(10) (named executive)	364,966	36,856	12,758	—
Andrew A. Stern(10) (named executive)	158,017	4,247	1,470	—
Richard C. Tarbox (10) (named executive)	719,111	78,027	27,012	—
Robert F. Woods(10) (named executive)	266,844	10,103	3,497	—
All 17 directors and current executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(18)(19)	121,422,403	13,443,808	4,653,627	47.15%

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

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SCC and SCCII Corp. II on March 1, 2012, as adjusted as required by applicable rules.

(3)	Includes (i) 34,693,273 Class A shares, 3,801,832 Class L shares and 1,313,076 preferred shares held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares, 70,352 Class L shares and 27,295 preferred shares held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, John Hancock Tower, 200 Clarendon Street,111 Huntington Avenue, Boston, Massachusetts 0211699.

(4)	Includes (i) 18,317,228 Class A shares, 2,035,248 Class L shares and 704,509 preferred shares held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares, 32,139 Class L shares and 11,125 preferred shares held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares, 90,060 Class L shares and 31,175 preferred shares held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares, 7,356 Class L shares and 2,546 preferred shares held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares, 1,604,938 Class L shares and 555,556 preferred shares held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares,102,443 Class L shares and 35,461 preferred shares held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)

The Goldman Sachs Group, Inc., which we refer to as GS Group, Goldman, Sachs & Co., which we refer to as Goldman Sachs, and certain of their affiliates may be deemed to own beneficially and indirectly Class A shares, Class L shares and preferred shares which are owned directly or indirectly by investment partnerships of which affiliates of Goldman Sachs and GS Group are the general partner, managing limited partner or managing partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is an affiliate of each of, and investment manager for certain of, the GS Limited Partnerships. GS Group, Goldman, Sachs and the GS Limited Partnerships share voting power and investment power with certain of their respective affiliates. The GS Limited Partnerships and their respective beneficial ownership of shares of SCC and SCC II include: (i) 8,034,125 Class A shares, 892,681 Class L shares and 309,005 preferred shares held by GS Capital Partners 2000, L.P.; (ii) 2,552,674 Class A shares, 283,630 Class L shares and 98,180 preferred shares held by GS Capital Partners 2000 Employee

Fund, L.P.; (iii) 2,919,293 Class A shares, 324,366 Class L shares and 112,281 preferred shares held by GS Capital Partners 2000 Offshore, L.P.; (iv) 354,921 Class A shares, 39,436 Class L shares and 13,651 preferred shares held by Goldman Sachs Direct Investment Fund 2000, L.P.; (v) 335,812 Class A shares, 37,312 Class L shares and 12,916 preferred shares held by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG; (vi) 7,475,480 Class A shares, 830,609 Class L shares and 287,518 preferred shares held by GS Capital Partners V Fund, L.P.; (vii) 3,861,537 Class A shares, 429,060 Class L shares and 148,521 preferred shares held by GS Capital Partners V Offshore Fund, L.P.; (viii) 296,373 Class A shares, 32,930 Class L shares and 11,399 preferred shares held by GS Capital Partners V GmbH & Co. KG; and (ix) 2,563,436 Class A shares, 284,826 Class L shares and 98,594 preferred shares held by GS Capital Partners V Institutional, L.P. Each of Goldman Sachs and GS Group disclaims beneficial ownership of the shares owned directly and indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The address for GS Group, Goldman Sachs and the GS Limited Partnerships is 200 West Street, New York, New York 10282.

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

(9)

Includes (i) 20,745,833 Class A shares, 2,305,093 Class L shares and 797,917 preferred shares held by TPG Partners IV, L.P. (“Partners IV”), whose general partner is TPG GenPar IV, L.P. (“GenPar IV”), whose general partner is TPG GenPar IV Advisors, LLC (“Advisors IV”), whose managing member is TPG Holdings I, L.P., whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose sole general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”); (ii) 2,349,389 Class A shares, 261,043 Class L shares and 90,361 preferred shares held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares, 41,889 Class L shares and 14,500 preferred shares held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II; (iv) 5,416,667 Class A shares, 601,852 Class L shares and 208,333 preferred shares held by TPG Solar III LLC (“Solar III”), whose managing member is TPG Partners III, L.P., whose general partner is TPG GenPar III, L.P., whose general partner is TPG Advisors III, Inc. (“Advisors III”); and (v) 5,960,768 Class A shares, 662,308 Class L shares and 229,260 preferred shares held by TPG Solar Co-Invest LLC (“Solar Co-Invest” and, collectively with Partners IV, T3 Partners II, T3 Parallel II and Solar III, the “TPG Funds”), whose managing member is GenPar IV. David Bonderman and James G. Coulter are officers, directors, and sole shareholders of Group Advisors, T3 Advisors II and TPG Advisors III and may therefore be deemed to beneficially own the shares held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of TPG Funds and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after March 1, 2012 by stock option exercise or RSU distribution:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Cristóbal Conde	3,690,150	410,017	141,929
Harold C. Finders	560,273	58,557	20,270
Russell P. Fradin	—	—	—
James L. Mann	22,465	1,214	420
Brian Robins	181,005	20,112	6,962
Victoria E. Silbey	364,966	36,856	12,758
Andrew A. Stern	158,017	4,247	1,470
Richard C. Tarbox	467,643	50,095	17,341
Robert F. Woods	266,844	10,103	3,497
All 17 directors and current executive officers as a group	1,804,207	152,902	52,928

(11)	Mr. Chu, a director of the Parent Companies and SunGard, is a member of BMA IV and BCMA IV and a senior managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Chu are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Chu does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	In connection with a loan, Mr. Conde pledged the following shares as security: 361,111.11 Class A shares, 40,123.46 Class L shares and 13,888.89 preferred shares.

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

(14)	Mr. Greene, a director of the Parent Companies and SunGard, is an executive of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(16)	Mr. Marren, a director of the Parent Companies and SunGard, is a TPG senior partner. of TPG Capital, L.P., an affiliate of the TPG Funds. Mr. Marren does not have voting or investment power over, and disclaims beneficial ownership of, the shares held by the TPG Funds.

(17)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(18)	Ms. Richardson, a director of the Parent Companies and SunGard, is a managing director of Providence Equity Partners, Inc., an affiliate of the Providence Equity Funds. Amounts disclosed for Ms. Richardson are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Ms. Richardson disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of her pecuniary interest therein.

(19)	Excluding shares beneficially owned by Ms. Richardson and Messrs. Chu, Hutchins and Mehra and by Messrs. Conde, Robins and Tarbox, who are no longer executive officers, the number of shares beneficially owned by all directors and executive officers as a group is as follows: Class A shares—2,300,624; Class L shares—209,336; preferred shares—4,653,627; percent of classes—does not exceed, in the aggregate, one percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On August 11, 2005, upon completion of the LBO, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consultant services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. Under the management agreement, affiliates of the Sponsors receive quarterly annual management fees equal to 1% of the Company’s quarterly “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of management consulting services pursuant to the agreement. During the years ended December 31, 2009, 2010 and 2011, the Company recorded $15 million, $17 million and $13 million, respectively, relating to management fees.

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

In addition to serving as a director, Mr. Mann was an employee of the Company until August 31, 2011 and accordingly in 2011 received salary and benefits for the period of time employed. See note 2 to the table under “Director Compensation.”

Our Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with us to use our products and services, or for us to use the Sponsors affiliates’ products and services, in the ordinary course of business, which often result in revenues or costs to SunGard in excess of $120,000 annually.

In March 2011, Goldman Sachs & Co. received fees of $428,000 in connection with amendments to our senior secured credit facility.

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

DIRECTOR INDEPENDENCE

SCC, SCCII and SunGard are privately-held corporations. Our Sponsor Directors are not independent because of their affiliations with funds which hold more than 5% equity interests in the Parent Companies. Messrs. Fradin and Mann are not independent directors because Mr. Fradin is currently employed by the Company and Mr. Mann was employed by the Company until August 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2010 and 2011, and fees for other services rendered by PricewaterhouseCoopers LLP for 2010 and 2011.

Fees	2011	2010
Audit fees(1)	$7,347,000	$7,180,000
Audit-related fees(2)	$1,252,000	$1,715,000
Tax fees(3)	$793,000	$1,080,000
All other fees(4)	$242,000	$43,000

Total Fees	$9,634,000	$10,018,000

(1)	In 2010, consists of services rendered in connection with the audit of our annual financial statements ($3,632,000), other SEC filings ($84,000) and certain broker/dealer audits and statutory audits ($3,464,000). In 2011, consists of services rendered in connection with the audit of our annual financial statements ($3,718,000), other SEC filings ($119,000) and certain broker/dealer audits and statutory audits ($3,510,000)

(2)	Consists of SAS 70 data center audit fees, savings plan audits and special audits.

(3)	Consists of worldwide tax services.

(4)	Consists of other IT-related services, transaction due diligence fees, and accounting research software fees.

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

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II
SUNGARD DATA SYSTEMS INC.

Date: March 16, 2012	By:	/s/ RUSSELL P. FRADIN
Russell P. Fradin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ RUSSELL P. FRADIN Russell P. Fradin	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2012

/S/ ROBERT F. WOODS Robert F. Woods	Senior Vice President-Finance and Chief Financial Officer (principal financial officer)	March 16, 2012

/S/ KAREN M. MULLANE Karen M. Mullane	Vice President and Controller (principal accounting officer)	March 16, 2012

/S/ CHINH E. CHU Chinh E. Chu	Director	March 16, 2012

/S/ JOHN CONNAUGHTON John Connaughton	Director	March 16, 2012

/S/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 16, 2012

/S/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 16, 2012

/S/ JAMES MANN James Mann	Director	March 16, 2012

/S/ JOHN MARREN John Marren	Director	March 16, 2012

/S/ SANJEEV MEHRA Sanjeev Mehra	Director	March 16, 2012

/S/ JULIE RICHARDSON Julie Richardson	Director	March 16, 2012

List of Exhibits

NUMBER	DOCUMENT

2.1	Agreement and Plan of Merger, dated as of August 4, 2011, by and among SunGard Capital Corp., SunGard Data Systems Inc., SunGard Investment Ventures LLC, SunGard Higher Education Inc., Sophia Holding I, L.P., Sophia Holding II, L.P., Sophia, L.P., Sophia Purchaser Company, L.P., Sophia HE Merger Sub, Inc. and Datatel Parent Corp. (incorporated by reference to the Exhibit filed on SunGard’s Current Report on Form 8-K dated August 4, 2011 and filed August 10, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

2.2	Asset Purchase Agreement, dated as of August 4, 2011, by and among SunGard Data Systems Inc., SunGard Higher Education Inc., Sophia, L.P. and Sophia Purchaser Company, L.P. incorporated by reference to the Exhibit filed on SunGard’s Current Report on Form 8-K dated August 4, 2011 and filed August 10, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

3.2	Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

3.3	Amended and Restated Certificate of Incorporation of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SunGard Capital Corp.’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53653)).

3.4	Amended and Restated Bylaws of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SunGard Capital Corp.’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53653)).

3.5	Amended and Restated Certificate of Incorporation of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard Capital Corp. II’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53654)).

3.6	Amended and Restated Bylaws of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard Capital Corp. II’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53654)).

4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.2	Indenture, dated as of August 11, 2005, among Solar Capital Corp., SunGard Data Systems Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/4% Senior Subordinated Notes (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT

4.3	Indenture, dated as of September 29, 2008, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 10.625% Senior Notes (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated September 29, 2008 and filed October 3, 2008 (Commission File No. 1-12989)).

4.4	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.375% Senior Notes (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 15, 2010 and filed November 16, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

4.5	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.625% Senior Notes (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 15, 2010 and filed November 16, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

NUMBER	DOCUMENT

10.8	Amendment to 401 Lease, dated March 31, 2006 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-12989)).

10.9†	Lease, effective January 1, 2010 and dated November 20, 2009, between SunGard and Callowhill Management, Inc. relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively).

10.10	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.11	Amended and Restated Lease Agreement, dated November 23, 2009, by and between Russo Family Limited Partnership, L.P. and SunGard relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively).

10.12	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.13	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

10.14	Amended and Restated Lease Agreement, dated November 23, 2009, by and between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.15	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (“410 Commerce Boulevard Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).

NUMBER	DOCUMENT

10.16	Amendment to 410 Commerce Boulevard Lease, dated November 23, 2009 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.17	Amended and Restated Credit Agreement, dated as of August 11, 2005, as amended and restated as of June 9, 2009, as further amended by the First Refinancing Amendment dated as of January 31, 2011, as further amended by the Second Refinancing and Incremental Amendment dated as of March 11, 2011 as further amended by the Third Amendment dated as of November 10, 2011, and as further amended by the Fourth Amendment and Restatement Agreement dated as of the March 2, 2012 among SunGard Data Systems Inc., SunGard UK Holdings Limited, SunGard Holdco LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Exhibit filed on SunGard’s Current Report on Form 8-K dated March 2, 2012 and filed March 7, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.18	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.19	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.20	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.21	Amended and Restated Credit and Security Agreement, dated as of September 30, 2010, by and among SunGard AR Financing LLC as the Borrower, the financial institutions signatory thereto from time to time as the Lenders, and General Electric Capital Corporation as a Lender, as Swing Line Lender and as the Administrative Agent (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated September 30, 2010 and filed October 6, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.22	Receivables Sale Agreement, dated as of March 27, 2009, by and among each of the persons signatory thereto from time to time as Sellers, SunGard AR Financing LLC as the Buyer, and SunGard Data Systems Inc., as the Seller Agent (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).

NUMBER		DOCUMENT

10.23		Seller Support Agreement, dated as of March 27, 2009, by SunGard Data Systems Inc., in favor of SunGard AR Financing LLC (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).

10.24	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.25	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.26	(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.27	(1)	Employment Agreement between Kathleen Weslock and SunGard Data Systems Inc., dated and effective as of March 16, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.28	(1)	Amendment dated May 12, 2011 to the Employment Agreement between Kathleen Weslock and SunGard Data Systems Inc., dated and effective as of March 16, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.29	(1)	Employment Agreement between Karen Mullane and SunGard Data Systems Inc., dated and effective as of December 29, 2009 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.30	(1)	Employment Agreement between Robert Woods and SunGard Data Systems Inc., effective as of January 1, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated December 16, 2009 and filed on December 22, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.31	(1)	Amendment dated May 17, 2011 to the Employment Agreement by and between SunGard Data Systems Inc. and Robert Woods effective as of January 1, 2010 (incorporated by reference to the Exhibit filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated May 17, 2011 and filed on May 23, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER		DOCUMENT

10.32	(1)	Employment Agreement between Andrew Stern and SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, effective as of June 1, 2010 and forms of initial equity awards granted to Andrew Stern on June 21, 2010 included as Exhibits A and B (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.33	(1)††	Employment Agreement by and among Russell Fradin, SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, dated May 13, 2011 and effective as of May 31, 2011 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.34	(1)	SunGard 2005 Management Incentive Plan as Amended December 22, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.35	(1)	SunGard Dividend Rights Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.36	(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.37	(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.38	(1)	Forms of Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.39	(1)	Forms of Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.40	(1)	Forms of Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.41	(1)	Forms of Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.42	(1)	Forms of Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.43	(1)	Form of Amendment to the Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

NUMBER		DOCUMENT

10.44	(1)	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.45	(1)	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SunGard Capital Corp. and SunGard Capital Corp. II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively))

10.46	(1)	Forms of Amendment to Senior Management Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s.000-53653, 000-53654 and 1-12989, respectively)).

10.47	(1)	Form of Amendment to Senior Management Performance-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s.000-53653, 000-53654 and 1-12989, respectively)).

10.48	(1)	Form of Amendment to Senior Management Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.49	(1)	Forms of 2009 Senior Management Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.50	(1)	Forms of 2009 Senior Management Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.51	(1)	Form of 2009 Senior Management Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.52	(1)	Form of 2009 Senior Management Time-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.53	(1)	Forms of May 2010 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER		DOCUMENT

10.54	(1)	Forms of May 2010 Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.55	(1)	Forms of May 2010 Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.56	(1)	Forms of May 2010 Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.57	(1)	Forms of June 25, 2010 Amendment to the Performance-Based Equity Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.58	(1)	Form of June 2011 Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.59	(1)	Form of June 2011 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.60	(1)	Summary Description of SunGard’s Annual Executive Incentive Compensation Program (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.61	(1)	Form of Indemnification Agreement entered into by SunGard with certain officers (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File No. 0-14232)).

10.62	(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.63		Stockholders Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989))

NUMBER		DOCUMENT

10.64		Participation, Registration Rights and Coordination Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.65		Principal Investor Agreement, dated as of August 10, 2005, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Solar Capital Corp. and the Principal Investors (“Principal Investor Agreement”) (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.66		Amendment No. 2 to Principal Investor Agreement, dated as of January 31, 2008 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

10.67		Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

12.1	*	Computation of Ratio of Earnings to Fixed Charges (filed with this Report).

21.1	*	Subsidiaries of the Registrants (filed with this Report).

23.1	*	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).

31.1	*	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

31.2	*	Certification of Robert F. Woods, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1	*	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2	*	Certification of Robert F. Woods, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

101	*	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2010 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011 and (v) Notes to Consolidated Financial Statements.

†	Portions of this exhibit have been omitted in accordance with an order granting confidential treatment.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted by the registrants to the U.S. Securities and Exchange Commission.

*	Filed with this report.

(1)	Management contract or compensatory plan or arrangement.