Form 10-Q
period 2012-03-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2012-05-15
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

SunGard Capital Corp. II    Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.    Smaller reporting company  ☐.

SunGard Data Systems Inc.    Large accelerated filer  ☐.    Accelerated filer  ☐.    Non-accelerated filer  ☒.    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrants’ common stock outstanding as of March 31, 2012:

SunGard Capital Corp.	256,651,923 shares of Class A common stock and 28,516,817 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	March 31, 2012

Assets
Current:
Cash and cash equivalents	$868	$1,378
Trade receivables, less allowance for doubtful accounts of $38 and $46	802	714
Earned but unbilled receivables	149	146
Prepaid expenses and other current assets	117	144
Clearing broker assets	213	217
Assets held for sale	1,326	—

Total current assets	3,475	2,599

Property and equipment, less accumulated depreciation of $1,296 and $1,361	893	894
Software products, less accumulated amortization of $1,431 and $1,492	554	510
Customer base, less accumulated amortization of $1,269 and $1,331	1,580	1,532
Other intangible assets, less accumulated amortization of $22 and $25	144	127
Trade name, less accumulated amortization of $10 and $1	1,019	1,019
Goodwill	4,885	4,904

Total Assets	$12,550	$11,585

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$10	$508
Accounts payable	60	35
Accrued compensation and benefits	300	215
Accrued interest expense	92	101
Accrued income taxes	24	434
Other accrued expenses	317	310
Clearing broker liabilities	179	178
Deferred revenue	862	872
Deferred income taxes	76	—
Liabilities related to assets held for sale	230	—

Total current liabilities	2,150	2,653

Long-term debt	7,819	6,101
Deferred income taxes	1,125	1,103

Total liabilities	11,094	9,857

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	28	26
Class L common stock subject to a put option	47	43
Class A common stock subject to a put option	6	5
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $5,383 million and $5,575 million; 50,000,000 shares authorized, 28,842,773 and 28,923,575 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 259,589,718 and 260,316,932 shares issued	—	—
Capital in excess of par value	2,768	2,776
Treasury stock, 387,638 and 406,757 shares of Class L common stock; and 3,492,925 and 3,665,008 shares of Class A common stock	(39)	(41)
Accumulated deficit	(3,346)	(3,173)
Accumulated other comprehensive income (loss)	(46)	(10)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(663)	(448)
Noncontrolling interest in preferred stock of SCCII	2,038	2,102

Total equity	1,375	1,654

Total Liabilities and Equity	$12,550	$11,585

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenue:
Services	$995	$989
License and resale fees	61	31

Total products and services	1,056	1,020
Reimbursed expenses	30	19

	1,086	1,039

Costs and expenses:
Cost of sales and direct operating	494	469
Sales, marketing and administration	262	258
Product development and maintenance	95	88
Depreciation and amortization	69	71
Amortization of acquisition-related intangible assets	117	102

	1,037	988

Operating income (loss)	49	51
Interest income	1	—
Interest expense and amortization of deferred financing fees	(137)	(122)
Loss on extinguishment of debt	(2)	(15)
Other income (expense)	—	2

Income (loss) from continuing operations before income taxes	(89)	(84)
Benefit from (provision for) income taxes	11	7

Income (loss) from continuing operations	(78)	(77)
Income (loss) from discontinued operations, net of tax	55	312

Net income (loss)	(23)	235
Income attributable to the noncontrolling interest (including $1 million and $- million in temporary equity)	(54)	(62)

Net income (loss) attributable to SunGard Capital Corp.	(77)	173

Other Comprehensive income (loss):
Foreign currency translation	57	33

Foreign currency translation, net	57	33

Unrealized gain (loss) on derivative instruments	(1)	—
Less: gain (loss) on derivatives reclassified into income	13	4
Less: income tax benefit (expense)	(4)	(1)

Net Unrealized gain (loss) on derivative instruments, net of tax	8	3

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(12)	$209

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flow from operations:
Net income (loss)	$(23)	$235
Income (loss) from discontinued operations	55	312

Income (loss) from continuing operations	(78)	(77)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	186	173
Deferred income tax provision (benefit)	(23)	34
Stock compensation expense	6	11
Amortization of deferred financing costs and debt discount	10	12
Loss on extinguishment of debt	2	15
Other noncash items	1	(2)
Accounts receivable and other current assets	73	87
Accounts payable and accrued expenses	(109)	(117)
Accrued income tax	(2)	(66)
Clearing broker assets and liabilities, net	(4)	(4)
Deferred revenue	5	1

Cash flow from (used in) continuing operations	67	67
Cash flow from (used in) discontinued operations	(14)	8

Cash flow from (used in) operations	53	75

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(19)	(6)
Cash paid for property and equipment and software	(61)	(60)
Other investing activities	1	3

Cash provided by (used in) continuing operations	(79)	(63)
Cash provided by (used in) discontinued operations	(3)	1,740

Cash provided by (used in) investment activities	(82)	1,677

Financing activities:
Cash received from borrowings, net of fees	14	(19)
Cash used to repay debt	(1)	(1,225)
Cash used to purchase treasury stock	—	(3)
Other financing activities	(2)	(7)

Cash provided by (used in) continuing operations	11	(1,254)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	11	(1,254)

Effect of exchange rate changes on cash	16	7

Increase (decrease) in cash and cash equivalents	(2)	505
Beginning cash and cash equivalents, includes cash of discontinued operations: 2011, $7; 2012, $5	778	873

Ending cash and cash equivalents, includes cash of discontinued operations: 2011, $7; 2012, $-	$776	$1,378

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	March 31, 2012
Assets
Current:
Cash and cash equivalents	$868	$1,378
Trade receivables, less allowance for doubtful accounts of $38 and $46	802	714
Earned but unbilled receivables	149	146
Prepaid expenses and other current assets	117	144
Clearing broker assets	213	217
Assets held for sale	1,326	—

Total current assets	3,475	2,599
Property and equipment, less accumulated depreciation of $1,296 and $1,361	893	894
Software products, less accumulated amortization of $1,431 and $1,492	554	510
Customer base, less accumulated amortization of $1,269 and $1,331	1,580	1,532
Other intangible assets, less accumulated amortization of $22 and $25	144	127
Trade name, less accumulated amortization of $10 and $1	1,019	1,019
Goodwill	4,885	4,904

Total Assets	$12,550	$11,585

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$10	$508
Accounts payable	60	35
Accrued compensation and benefits	300	215
Accrued interest expense	92	101
Accrued income taxes	24	434
Other accrued expenses	318	310
Clearing broker liabilities	179	178
Deferred revenue	862	872
Deferred income taxes	76	—
Liabilities related to assets held for sale	230	—

Total current liabilities	2,151	2,653
Long-term debt	7,819	6,101
Deferred income taxes	1,124	1,103

Total liabilities	11,094	9,857

Commitments and contingencies
Preferred stock subject to a put option	23	21
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $2,046 million and $2,110 million; 14,999,000 shares authorized, 9,984,091 and 10,012,061 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,785	3,790
Treasury stock, 134,215 and 140,834 shares	(18)	(20)
Accumulated deficit	(2,288)	(2,053)
Accumulated other comprehensive income (loss)	(46)	(10)

Total stockholders’ equity	1,433	1,707

Total Liabilities and Stockholders’ Equity	$12,550	$11,585

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenue:
Services	$995	$989
License and resale fees	61	31

Total products and services	1,056	1,020
Reimbursed expenses	30	19

	1,086	1,039

Costs and expenses:
Cost of sales and direct operating	494	469
Sales, marketing and administration	262	258
Product development and maintenance	95	88
Depreciation and amortization	69	71
Amortization of acquisition-related intangible assets	117	102

	1,037	988

Operating income (loss)	49	51
Interest income	1	—
Interest expense and amortization of deferred financing fees	(137)	(122)
Loss on extinguishment of debt	(2)	(15)
Other income (expense)	—	2

Income (loss) from continuing operations before income taxes	(89)	(84)
Benefit from (provision for) income taxes	11	7

Income (loss) from continuing operations	(78)	(77)
Income (loss) from discontinued operations, net of tax	55	312

Net income (loss)	(23)	235

Other Comprehensive income (loss):
Foreign currency translation	57	33

Foreign currency translation, net	57	33

Unrealized gain (loss) on derivative instruments	(1)	—
Less: gain (loss) on derivatives reclassified into income	13	4
Less: income tax benefit (expense)	(4)	(1)

Net Unrealized gain (loss) on derivative instruments, net of tax	8	3

Comprehensive income (loss)	$42	$271

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flow from operations:
Net income (loss)	$(23)	$235
Income (loss) from discontinued operations	55	312

Income (loss) from continuing operations	(78)	(77)
Reconciliation of net income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	186	173
Deferred income tax provision (benefit)	(23)	34
Stock compensation expense	6	11
Amortization of deferred financing costs and debt discount	10	12
Loss on extinguishment of debt	2	15
Other noncash items	1	(2)
Accounts receivable and other current assets	73	87
Accounts payable and accrued expenses	(109)	(117)
Accrued income tax	(2)	(66)
Clearing broker assets and liabilities, net	(4)	(4)
Deferred revenue	5	1

Cash flow from (used in) continuing operations	67	67
Cash flow from (used in) discontinued operations	(14)	8

Cash flow from (used in) operations	53	75

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(19)	(6)
Cash paid for property and equipment and software	(61)	(60)
Other investing activities	1	3

Cash provided by (used in) continuing operations	(79)	(63)
Cash provided by (used in) discontinued operations	(3)	1,740

Cash provided by (used in) investment activities	(82)	1,677

Financing activities:
Cash received from borrowings, net of fees	14	(19)
Cash used to repay debt	(1)	(1,225)
Cash used to purchase treasury stock	—	(1)
Other financing activities	(2)	(9)

Cash provided by (used in) continuing operations	11	(1,254)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	11	(1,254)

Effect of exchange rate changes on cash	16	7

Increase (decrease) in cash and cash equivalents	(2)	505
Beginning cash and cash equivalents, includes cash of discontinued operations: 2011, $7; 2012, $5	778	873

Ending cash and cash equivalents, includes cash of discontinued operations: 2011, $7; 2012, $-	$776	$1,378

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	March 31, 2012
Assets
Current:
Cash and cash equivalents	$868	$1,378
Trade receivables, less allowance for doubtful accounts of $38 and $46	802	714
Earned but unbilled receivables	149	146
Prepaid expenses and other current assets	117	144
Clearing broker assets	213	217
Assets held for sale	1,326	—

Total current assets	3,475	2,599
Property and equipment, less accumulated depreciation of $1,296 and $1,361	893	894
Software products, less accumulated amortization of $1,431 and $1,492	554	510
Customer base, less accumulated amortization of $1,269 and $1,331	1,580	1,532
Other intangible assets, less accumulated amortization of $22 and $25	144	127
Trade name, less accumulated amortization of $10 and $1	1,019	1,019
Goodwill	4,885	4,904

Total Assets	$12,550	$11,585

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$10	$508
Accounts payable	60	35
Accrued compensation and benefits	300	215
Accrued interest expense	92	101
Accrued income taxes	24	434
Other accrued expenses	318	310
Clearing broker liabilities	179	178
Deferred revenue	862	872
Deferred income taxes	76	—
Liabilities related to assets held for sale	230	—

Total current liabilities	2,151	2,653
Long-term debt	7,819	6,101
Deferred income taxes	1,119	1,098

Total liabilities	11,089	9,852

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,793	3,794
Accumulated deficit	(2,286)	(2,051)
Accumulated other comprehensive income (loss)	(46)	(10)

Total stockholder’s equity	1,461	1,733

Total Liabilities and Stockholder’s Equity	$12,550	$11,585

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenue:
Services	$995	$989
License and resale fees	61	31

Total products and services	1,056	1,020
Reimbursed expenses	30	19

	1,086	1,039

Costs and expenses:
Cost of sales and direct operating	494	469
Sales, marketing and administration	262	258
Product development and maintenance	95	88
Depreciation and amortization	69	71
Amortization of acquisition-related intangible assets	117	102

	1,037	988

Operating income (loss)	49	51
Interest income	1	—
Interest expense and amortization of deferred financing fees	(137)	(122)
Loss on extinguishment of debt	(2)	(15)
Other income (expense)	—	2

Income (loss) from continuing operations before income taxes	(89)	(84)
Benefit from (provision for) income taxes	11	7

Income (loss) from continuing operations	(78)	(77)
Income (loss) from discontinued operations, net of tax	55	312

Net income (loss)	(23)	235

Other Comprehensive income (loss):
Foreign currency translation	57	33

Foreign currency translation, net	57	33

Unrealized gain (loss) on derivative instruments	(1)	—
Less: gain (loss) on derivatives reclassified into income	13	4
Less: income tax benefit (expense)	(4)	(1)

Net Unrealized gain (loss) on derivative instruments, net of tax	8	3

Comprehensive income (loss)	$42	$271

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flow from operations:
Net income (loss)	$(23)	$235
Income (loss) from discontinued operations	55	312

Income (loss) from continuing operations	(78)	(77)
Reconciliation of net income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	186	173
Deferred income tax provision (benefit)	(23)	34
Stock compensation expense	6	11
Amortization of deferred financing costs and debt discount	10	12
Loss on extinguishment of debt	2	15
Other noncash items	1	(2)
Accounts receivable and other current assets	73	87
Accounts payable and accrued expenses	(109)	(119)
Accrued income tax	(2)	(64)
Clearing broker assets and liabilities, net	(4)	(4)
Deferred revenue	5	1

Cash flow from (used in) continuing operations	67	67
Cash flow from (used in) discontinued operations	(14)	8

Cash flow from (used in) operations	53	75

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(19)	(6)
Cash paid for property and equipment and software	(61)	(60)
Other investing activities	1	3

Cash provided by (used in) continuing operations	(79)	(63)
Cash provided by (used in) discontinued operations	(3)	1,740

Cash provided by (used in) investment activities	(82)	1,677

Financing activities:
Cash received from borrowings, net of fees	14	(19)
Cash used to repay debt	(1)	(1,225)
Other financing activities	(2)	(10)

Cash provided by (used in) continuing operations	11	(1,254)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	11	(1,254)

Effect of exchange rate changes on cash	16	7

Increase (decrease) in cash and cash equivalents	(2)	505
Beginning cash and cash equivalents, includes cash of discontinued operations: 2011, $7; 2012, $5	778	873

Ending cash and cash equivalents, includes cash of discontinued operations: 2011, $7; 2012, $-	$776	$1,378

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The presentation of certain prior year amounts has been revised to conform to the current year presentation.

Recent Accounting Pronouncements

In October 2011, the Financial Accounting Standards Board (“FASB”) announced that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements related to the presentation of comprehensive income have not been adopted by the Company.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. The guidance is effective January 1, 2012 with early adoption permitted. The Company expects to adopt this guidance for the annual goodwill impairment test performed as of July 1, 2012.

2. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the three months ended March 31, 2012, the Company completed one acquisition in its FS segment. Cash paid, net of cash acquired and subject to certain adjustments, was $6 million. The impact of this acquisition was not material to the consolidated financial statements.

At March 31, 2012, contingent purchase price obligations that depend on the operating performance of certain acquired businesses were $6 million, of which $3 million is included in other accrued expenses.

Discontinued Operations

In January 2012, the Company sold its Higher Education (“HE”) business and used the net cash proceeds (as defined in its senior secured credit agreement (“Credit Agreement”)) of $1.222 billion, which is the gross transaction value of $1.775 billion less applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans (see note 5). The results for the discontinued operations for the three months ended March 31, June 30, September 30, and December 31, 2011 and March 31, 2012 were as follows (in millions):

	Three Months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Revenue	$124	$133	$116	$119	$23

Operating income (loss), excluding goodwill impairment	14	30	26	28	(2)
Goodwill impairment charge	—	—	—	(3)	—

Operating income (loss)	14	30	26	25	(2)
Gain on sale of business	—	—	—	—	563

Income (loss) before income taxes	14	30	26	25	561
Benefit from (provision for) income taxes	41	(72)	(132)	(8)	(249)

Income (loss) from discontinued operations	$55	$(42)	$(106)	$17	$312

Assets held for sale and liabilities related to assets held for sale consisted of the following (in millions) at December 31, 2011 and for the closing balance sheet on January 20, 2012:

	December 31, 2011	January 20, 2012
Cash	$5	$7
Accounts receivable, net	88	90
Prepaid expenses and other current assets	13	14
Property and equipment, net	31	31
Software products, net	78	78
Customer base, net	182	182
Goodwill	929	929

Assets held for sale	$1,326	$1,331

Accounts payable	$1	$5
Accrued compensation and benefits	15	21
Other accrued expenses	12	9
Deferred revenue	106	109
Deferred income taxes	96	96

Liabilities related to assets held for sale	$230	$240

3. Goodwill:

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	Other	Subtotal	AS	Other	Subtotal	Total
Balance at December 31, 2011	$3,480	$2,239	$545	$6,264	$(1,162)	$(217)	$(1,379)	$4,885
2012 acquisitions	2	—	—	2	—	—	—	2
Adjustments related to the LBO and prior year acquisitions	(2)	(2)	—	(4)	—	—	—	(4)
Effect of foreign currency translation	18	3	—	21	—	—	—	21

Balance at March 31, 2012	$3,498	$2,240	$545	$6,283	$(1,162)	$(217)	$(1,379)	$4,904

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2011	March 31, 2012
Segregated customer cash	$23	$10
Securities borrowed	157	161
Receivables from customers and other	33	46

Clearing broker assets	$213	$217

Payables to customers	$16	$10
Securities loaned	145	140
Payable to brokers and dealers	18	28

Clearing broker liabilities	$179	$178

Segregated customer cash is held by the Company on behalf of customers. Securities borrowed and loaned are collateralized financing transactions which are cash deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

5. Debt and Derivatives:

On January 20, 2012, the Company completed the sale of HE and used net cash proceeds (as defined in the Credit Agreement) of $1.22 billion to repay, on a pro-rata basis, outstanding term loans.

On February 21, 2012, SunGard announced its intention to redeem all of its outstanding $500 million 10.625% senior notes due 2015 (“2015 Notes”) under the Indenture dated as of September 29, 2008 among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee (as amended or supplemented from time to time, the “2015 Indenture”). On April 2, 2012, SunGard redeemed the 2015 Notes for $527 million plus accrued and unpaid interest to the redemption date, pursuant to Section 3.07(d) of the 2015 Indenture. In connection with the redemption of the 2015 Notes, the Company will write off in the second quarter of 2012 approximately $7 million of unamortized deferred financing costs and the $3 million discount.

On March 2, 2012, SunGard amended its Credit Agreement to, among other things, extend the maturity date of approximately $908 million of tranche A and incremental term loans from February 28, 2014 to February 28, 2017, extend the maturity of $880 million of revolving credit facility commitments from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions, in order to, among other things, permit the potential spin-off of AS. The tranche B, tranche C and revolving credit facility each have certain springing maturity provisions which are described in the Company’s Credit Agreement as amended and filed with the Company’s Form 8-K dated March 2, 2012.

Debt consisted of the following at December 31, 2011, March 31, 2012 and, on a pro forma basis at March 31, 2012 adjusting for the redemption on April 2, 2012 of the 2015 Notes (in millions):

	December 31, 2011	March 31, 2012	Pro Forma March 31, 2012
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—	$—
Tranche A, effective interest rate of 3.33% and 1.99%	1,386	255	255
Tranche B, effective interest rate of 4.32% and 3.98%	2,407	1,719	1,719
Tranche C, effective interest rate of 3.99%	—	908	908
Incremental term loan at 3.78% and 3.74%	479	169	169

Total Senior Secured Credit Facilities	4,272	3,051	3,051
Senior Notes due 2014 at 4.875%, net of discount of $8 and $7	242	243	243
Senior Notes due 2015 at 10.625%, net of discount of $3 and $3	497	497	—
Senior Notes due 2018 at 7.375%	900	900	900
Senior Notes due 2020 at 7.625%	700	700	700
Senior Subordinated Notes due 2015 at 10.25%	1,000	1,000	1,000
Secured accounts receivable facility, at 3.79% and 3.74%	200	200	200
Other, primarily acquisition purchase price and capital lease obligations	18	18	18

Total debt	7,829	6,609	6,112
Short-term borrowings and current portion of long-term debt	(10)	(508)	(11)

Long-term debt	$7,819	$6,101	$6,101

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

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
February 2010	May 2013	$500	1.99%	3-Month

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $11 million and $8 million as of December 31, 2011 and March 31, 2012, respectively.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $7 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at March 31, 2012.

6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2012 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents - money market funds	$824	$—	$—	$824

Liabilities
Interest rate swap agreements and other	$—	$9	$—	$9

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in millions):

	Fair Value Measures Using			Total
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents - money market funds	$351	$—	$—	$351

Liabilities
Interest rate swap agreements and other	$—	$15	$—	$15

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Cash and cash equivalents – money market funds is recognized and measured at fair value in the Company’s financial statements. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2011 and March 31, 2012 (in millions):

	December 31, 2011		March 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Floating rate debt	$4,472	$4,372	$3,251	$3,252
Fixed rate debt	3,357	3,454	3,358	3,533

The fair value of the Company’s floating rate and fixed rate long-term debt (level 2) is primarily based on market rates.

7. Equity:

A rollforward of SCC’s equity for 2012 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2011	$47	$6	$(663)	$(610)	$28	$2,038	$2,066
Net income (loss)	—	—	173	173	—	62	62
Foreign currency translation	—	—	33	33	—	—	—
Net unrealized gain on derivative instruments	—	—	3	3	—	—	—

Comprehensive income (loss)	—	—	209	209	—	62	62
Stock compensation expense	—	—	11	11	—	—	—
Termination of put options due to employee terminations and other	(7)	(1)	9	1	(3)	2	(1)
Purchase of treasury stock	—	—	(1)	(1)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	3	—	(5)	(2)	1	—	1
Other	—	—	(8)	(8)	—	1	1

Balance at March 31, 2012	$43	$5	$(448)	$(400)	$26	$2,102	$2,128

A rollforward of SCC’s equity for 2011 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2010	$87	$11	$(330)	$(232)	$54	$1,782	$1,836
Net income (loss)	—	—	(77)	(77)	1	53	54
Foreign currency translation	—	—	57	57	—	—	—
Net unrealized gain on derivative instruments	—	—	8	8	—	—	—

Comprehensive income (loss)	—	—	(12)	(12)	1	53	54
Stock compensation expense	—	—	6	6	—	—	—
Termination of put options due to employee terminations and other	(20)	(2)	22	—	(8)	8	—
Transfer intrinsic value of vested restricted stock units	2	—	(3)	(1)	1	—	1
Other	—	—	(2)	(2)	—	—	—

Balance at March 31, 2011	$69	$9	$(319)	$(241)	$48	$1,843	$1,891

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

The components of accumulated other comprehensive income (loss) at December 31, 2011 and March 31, 2012 are as follows (in millions):

	December 31, 2011	March 31, 2012
Foreign currency translation	$(37)	$(4)
Net unrealized gain (loss) on derivative instruments	(9)	(6)

Accumulated other comprehensive income (loss)	$(46)	$(10)

8. Segment Information:

The Company has three reportable segments: FS, AS and Other. The Company evaluates the performance of its segments based on operating results before interest, income taxes, amortization of acquisition-related intangible assets, stock compensation and certain other costs. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted. The operating results for each segment follow (in millions):

	Three Months Ended March 31,
	2011	2012
Revenue:
Financial Systems	$672	$632
Availability Services	364	356
Other	50	51

	$1,086	$1,039

Depreciation and amortization:
Financial Systems	$21	$21
Availability Services	46	48
Other	2	2

	$69	$71

Operating income (loss):
Financial Systems	$115	$105
Availability Services	73	63
Other	14	14
Corporate	(19)	(15)
Other costs (1)	(134)	(116)

	$49	$51

Cash paid for property and equipment and software:
Financial Systems	$23	$20
Availability Services	35	38
Other	1	2
Corporate	2	—

	$61	$60

(1)	Includes stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $117 million and $102 million for the three months ended March 31, 2011 and 2012, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended March 31,
	2011		2012
Amortization of acquisition-related intangible assets:
Financial Systems	$69	(1)	$55
Availability Services	43		43
Other	5		4

	$117		$102

(1)	Includes approximately $7 million of impairment charges related to customer base and software.

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended March 31,
	2011	2012
Capital Markets	$285	$238
Asset Management	108	113
Wealth Management	86	85
Corporate Liquidity & Energy	61	65
Banking	52	47
Insurance	39	41
Other	41	43

Total Financial Systems	$672	$632

9. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $3 million and $2 million of management fees in sales, marketing and administration expenses during the three months ended March 31, 2011 and 2012, respectively. At December 31, 2011 and March 31, 2012, $4 million and $2 million, respectively, was included in other accrued expenses.

During the first quarter of 2012, the Company paid to the Sponsors $17.8 million of management fees, which are included in the results of discontinued operations, related to the sale of HE.

10. Supplemental Cash Flow Information:

Supplemental cash flow information for the three months ended March 31, 2011 and 2012 follows (in millions):

	Three Months Ended March 31,
Supplemental information:	2011	2012
Interest paid	$123	$101

Income taxes paid, net of refunds of $3 million and $3 million, respectively	$19	$19

Acquired businesses:
Property and equipment	$1	$—
Software products	11	—
Customer base	8	6
Goodwill	4	2
Deferred income taxes	(4)	—
Purchase price obligations and debt assumed	(1)	(3)
Net current liabilities assumed	—	1

Cash paid for acquired businesses, net of cash acquired of $3 and $2 million, respectively	$19	$6

11. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2011 and March 31, 2012, and for the three month periods ended March 31, 2011 and 2012 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$529	$(15)	$354	$—	$868
Intercompany balances	(5,247)	4,516	731	—	—
Trade receivables, net	2	603	346	—	951
Prepaid expenses, taxes and other current assets	1,461	54	271	(1,456)	330
Assets held for sale	—	1,315	13	(2)	1,326

Total current assets	(3,255)	6,473	1,715	(1,458)	3,475
Property and equipment, net	—	588	305	—	893
Intangible assets, net	120	2,701	476	—	3,297
Intercompany balances	250	1	(251)	—	—
Goodwill	—	3,784	1,101	—	4,885
Investment in subsidiaries	12,673	2,253	—	(14,926)	—

Total Assets	$9,788	$15,800	$3,346	$(16,384)	$12,550

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$3	$7	$—	$10
Accounts payable and other current liabilities	296	2,170	901	(1,456)	1,911
Liabilities related to assets held for sale	—	219	11	—	230

Total current liabilities	296	2,392	919	(1,456)	2,151
Long-term debt	7,612	2	205	—	7,819
Intercompany debt	82	19	16	(117)	—
Deferred income taxes	337	714	68	—	1,119

Total liabilities	8,327	3,127	1,208	(1,573)	11,089

Total stockholder’s equity	1,461	12,673	2,138	(14,811)	1,461

Total Liabilities and Stockholder’s Equity	$9,788	$15,800	$3,346	$(16,384)	$12,550

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	March 31, 2012
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$1,053	$(15)	$340	$—	$1,378
Intercompany balances	(5,358)	4,624	734	—	—
Trade receivables, net	6	552	302	—	860
Prepaid expenses, taxes and other current assets	986	133	316	(1,074)	361

Total current assets	(3,313)	5,294	1,692	(1,074)	2,599
Property and equipment, net	—	586	308	—	894
Intangible assets, net	105	2,627	456	—	3,188
Intercompany balances	258	—	(258)	—	—
Goodwill	—	3,833	1,071	—	4,904
Investment in subsidiaries	11,699	2,221	—	(13,920)	—

Total Assets	$8,749	$14,561	$3,269	$(14,994)	$11,585

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$497	$3	$8	$—	$508
Accounts payable and other current liabilities	212	2,140	867	(1,074)	2,145

Total current liabilities	709	2,143	875	(1,074)	2,653
Long-term debt	5,894	2	205	—	6,101
Intercompany debt	83	17	17	(117)	—
Deferred income taxes	330	700	68	—	1,098

Total liabilities	7,016	2,862	1,165	(1,191)	9,852

Total stockholder’s equity	1,733	11,699	2,104	(13,803)	1,733

Total Liabilities and Stockholder’s Equity	$8,749	$14,561	$3,269	$(14,994)	$11,585

	Supplemental Condensed Consolidating Schedule of Comprehensive Income
(in millions)	Three Months ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$726	$444	$(84)	$1,086

Costs and expenses:
Cost of sales and administrative expenses	26	521	388	(84)	851
Depreciation and amortization	—	47	22	—	69
Amortization of acquisition-related intangible assets	—	91	26	—	117

	26	659	436	(84)	1,037

Operating income (loss)	(26)	67	8	—	49
Net interest income (expense)	(127)	(1)	(8)	—	(136)
Other income (expense)	21	—	—	(23)	(2)

Income (loss) from continuing operations before income taxes	(132)	66	—	(23)	(89)
Benefit from (provision for) income taxes	54	(43)	—	—	11

Income (loss) from continuing operations	(78)	23	—	(23)	(78)
Income (loss) from discontinued operations, net of tax	55	55	—	(55)	55

Net income (loss)	$(23)	$78	$—	$(78)	$(23)

Comprehensive income (loss)	$42	$134	$53	$(187)	$42

	Supplemental Condensed Consolidating Schedule of Comprehensive Income
(in millions)	Three Months ended March 31, 2012
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$713	$413	$(87)	$1,039

Costs and expenses:
Cost of sales and administrative expenses	25	534	343	(87)	815
Depreciation and amortization	—	48	23	—	71
Amortization of acquisition-related intangible assets	—	84	18	—	102

	25	666	384	(87)	988

Operating income (loss)	(25)	47	29	—	51
Net interest income (expense)	(114)	—	(8)	—	(122)
Other income (expense)	52	23	2	(90)	(13)

Income (loss) from continuing operations before income taxes	(87)	70	23	(90)	(84)
Benefit from (provision for) income taxes	10	(3)	—	—	7

Income (loss) from continuing operations	(77)	67	23	(90)	(77)
Income (loss) from discontinued operations, net of tax	312	93	4	(97)	312

Net income (loss)	$235	$160	$27	$(187)	$235

Comprehensive income (loss)	$271	$185	$49	$(234)	$271

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Three Months ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$(23)	$78	$—	$(78)	$(23)
Income (loss) from discontinued operations	55	55	—	(55)	55

Income (loss) from continuing operations	(78)	23	—	(23)	(78)
Non cash adjustments	(10)	120	49	23	182
Changes in operating assets and liabilities	54	(79)	(12)	—	(37)

Cash flow from (used in) continuing operations	(34)	64	37	—	67
Cash flow from (used in) discontinued operations	—	(14)	—	—	(14)

Cash flow from (used in) operations	(34)	50	37	—	53

Investment activities:
Intercompany transactions	86	6	(92)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(6)	(13)	—	(19)
Cash paid for property and equipment and software	(1)	(40)	(20)	—	(61)
Other investing activities	—	1	—	—	1

Cash provided by (used in) continuing operations	85	(39)	(125)	—	(79)
Cash provided by (used in) discontinued operations	—	(3)	—	—	(3)

Cash provided by (used in) investment activities	85	(42)	(125)	—	(82)

Financing activities:
Net repayments of long-term debt	(5)	(1)	19	—	13
Other financing activities	(2)	—	—	—	(2)

Cash provided by (used in) continuing operations	(7)	(1)	19	—	11
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(7)	(1)	19	—	11

Effect of exchange rate changes on cash	—	—	16	—	16

Increase (decrease) in cash and cash equivalents	44	7	(53)	—	(2)
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$223	$8	$545	$—	$776

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Three Months ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flow from operations:
Net income (loss)	$235	$160	$27	$(187)	$235
Income (loss) from discontinued operations	312	93	4	(97)	312

Income (loss) from continuing operations	(77)	67	23	(90)	(77)
Non cash adjustments	18	98	37	90	243
Changes in operating assets and liabilities	7	(68)	(38)	—	(99)

Cash flow from (used in) continuing operations	(52)	97	22	—	67
Cash flow from (used in) discontinued operations	(2)	—	10	—	8

Cash flow from (used in) operations	(54)	97	32	—	75

Investment activities:
Intercompany transactions	1,828	(24)	(33)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	—	(6)	—	(6)
Cash paid for property and equipment and software	—	(41)	(19)	—	(60)
Other investing activities	1	—	2	—	3

Cash provided by (used in) continuing operations	1,829	(65)	(56)	(1,771)	(63)
Cash provided by (used in) discontinued operations	—	1,740	—	—	1,740

Cash provided by (used in) investment activities	1,829	1,675	(56)	(1,771)	1,677

Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Net repayments of long-term debt	(1,241)	(1)	(2)	—	(1,244)
Other financing activities	(10)	—	—	—	(10)

Cash provided by (used in) continuing operations	(1,251)	(1,772)	(2)	1,771	(1,254)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(1,251)	(1,772)	(2)	1,771	(1,254)

Effect of exchange rate changes on cash	—	—	7	—	7

Increase (decrease) in cash and cash equivalents	524	—	(19)	—	505
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$1,053	$(15)	$340	$—	$1,378

During the first quarter of 2012, the Company determined that it had incorrectly accounted for intercompany dividend income and the related eliminations presented in the Supplemental Condensed Consolidating Schedules of Operations in the Company’s Form 10-K for the periods ended December 31, 2009, 2010 and 2011. The Company determined that the incorrect presentation resulted in an understatement of income (or overstatement of loss) from continuing operations and net income (loss) for both the Non-Guarantor subsidiaries and the Guarantor subsidiaries. It was further determined that cash flows from operations and cash flows from investment activities for Parent (SunGard), Guarantor subsidiaries and Non-Guarantor subsidiaries were each affected between operating and investing. The Company also identified a misclassification of expense between Guarantor subsidiaries and Non-Guarantor subsidiaries in 2010 totaling $91 million. In addition, the Company also determined that it had incorrectly recorded intercompany transactions between certain Guarantor and Non-Guarantor subsidiaries as a component of net interest income (expense) resulting in an understatement of operating expenses for the Guarantor subsidiaries and an understatement of revenues for the Non-Guarantor subsidiaries. These errors had no impact on the consolidated financial statements of SunGard or any debt covenants and had no impact on the ability of SunGard’s subsidiaries to dividend cash to SunGard for debt service requirements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements.

The Company will revise the June 30, 2011 and September 30, 2011 financial statements to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparable purposes.

The following is a summary of the impacts of the errors on each of the statements that were included in the Quarterly Report on Form 10-Q for the periods indicated or the Annual Report on Form 10-K for the period ended December 31, 2011 (n/c = no change).

Supplemental Condensed Consolidating Schedule of Operations

	Parent Company			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
(in millions)	As Reported	As Revised		As Reported	As Revised		As Reported	As Revised		As Reported	As Revised
Three Months Ended March 31, 2011
Revenue	n/c	n/c		$845	$726	(f)	$366	$444	(f)	$(1)	$(84	)(f)
Operating income (loss)	n/c	n/c		165	67	(f)	(76)	8	(f)	—	—
Other income (loss)	$49	$21	(a)	(62)	—	(a)	n/c	n/c	(a)	11	(23	)(a)
Income (loss) from before income taxes	(64)	n/a		68	n/a		(90)	n/a		11	n/a
Income (loss) from continuing operations before income taxes	n/a	(132	)(a)	n/a	66	(a)	n/a	—	(a)	n/a	(23	)(a)
Income (loss) from continuing operations	n/a	(78	)(a)	n/a	23	(a)	n/a	—	(a)	n/a	(23	)(a)
Net income (loss)	n/c	n/c		51	78	(a)	(62)	—	(a)	11	(78	)(a)

Three Months Ended June 30, 2011
Revenue	n/c	n/c		$866	$742	(f)	$399	$523	(f)	$1	$(132	)(f)
Operating income (loss)	n/c	n/c		194	36	(f)	(49)	79	(f)	—	—
Other income (loss)	$29	$85	(b)	12	94	(b)	n/c	n/c	(b)	(40)	(178	)(b)
Income (loss) from before income taxes	(128)	n/a		129	n/a		18	n/a		(40)	n/a
Income (loss) from continuing operations before income taxes	n/a	(73	)(b)	n/a	130	(b)	n/a	70	(b)	n/a	(178	)(b)
Income (loss) from continuing operations	n/a	(31	)(b)	n/a	85	(b)	n/a	93	(b)	n/a	(178	)(b)
Net income (loss)	n/c	n/c		28	43	(b)	12	95	(b)	(40)	(138	)(b)

Six Months Ended June 30, 2011
Revenue	n/c	n/c		$1,711	$1,468	(f)	$765	$967	(f)	$—	$(216	)(f)
Operating income (loss)	n/c	n/c		359	103	(f)	(125)	87	(f)	—	—
Other income (loss)	$78	$106	(c)	(50)	94	(c)	n/c	n/c	(c)	(29)	(201	)(c)
Income (loss) from before income taxes	(192)	n/a		197	n/a		(72)	n/a		(29)	n/a
Income (loss) from continuing operations before income taxes	n/a	(205	)(c)	n/a	196	(c)	n/a	70	(c)	n/a	(201	)(c)
Income (loss) from continuing operations	n/a	(109	)(c)	n/a	108	(c)	n/a	93	(c)	n/a	(201	)(c)
Net income (loss)	n/c	n/c		79	121	(c)	(50)	95	(c)	(29)	(216	)(c)

Three Months Ended September 30, 2011
Revenue	n/c	n/c		n/c	n/c		$359	$465	(f)	$—	$(106	)(f)
Operating income (loss)	n/c	n/c		168	62	(f)	(67)	39	(f)	—	—
Other income (loss)	$71	$75	(d)	(80)	70	(d)	n/c	n/c	(d)	8	(146	)(d)
Income (loss) from continuing operations before income taxes	(58)	(85	)(d)	100	132	(d)	(118)	31	(d)	8	(146	)(d)
Income (loss) from continuing operations	(14)	(41	)(d)	44	76	(d)	(79)	70	(d)	8	(146	)(d)
Net income (loss)	n/c	n/c		71	103	(d)	(81)	68	(d)	10	(171	)(d)

Nine Months Ended September 30, 2011
Revenue	n/c	n/c		n/c	n/c		$1,110	$1,432	(f)	$—	$(322	)(f)
Operating income (loss)	n/c	n/c		487	165	(f)	(196)	126	(f)	—	—
Other income (loss)	$148	$181	(e)	(132)	164	(e)	n/c	n/c	(e)	(18)	(347	)(e)
Income (loss) from continuing operations before income taxes	(250)	(290	)(e)	254	328	(e)	(194)	101	(e)	(18)	(347	)(e)
Income (loss) from continuing operations	(110)	(150	)(e)	110	184	(e)	(132)	163	(e)	(18)	(347	)(e)
Net income (loss)	n/c	n/c		150	224	(e)	(132)	163	(e)	(18)	(387	)(e)

In addition to the change in the presentation of HE as a discontinued operation subsequent to the initial reporting, the changes outlined below have been made in the amounts presented “As Revised”.

(a)	Impact of the correction of intercompany dividends of $40 million, $51 million and $(91) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(b)	Impact of the correction of intercompany dividends of $2 million, $54 million and $(56) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(c)	Impact of the correction of intercompany dividends of $42 million, $105 million and $(147) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(d)	Impact of the correction of intercompany dividends of $32 million, $117 million and $(149) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(e)	Impact of the correction of intercompany dividends of $74 million, $222 million and $(296) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(f)	The correction of the error related to intercompany transactions caused an increase in Non-Guarantor Revenue and an increase in Guarantor Costs of sales and administrative expenses. As the amounts are intercompany charges, the related eliminations also increased by an equal amount. These amounts had previously been reported in the caption Interest Income (Expense) and correction of the error decreases Interest income for the Non-Guarantor subsidiaries and decreases Interest expense for the Guarantor subsidiaries. The impacts to each of the periods presented in the table above for this error were as follows:

•	Three months ended March 31, 2011: $84 million;

•	Three months ended June 30, 2011: $132 million;

•	Six months ended June 30, 2011: $216 million;

•	Three months ended September 30, 2011: $106 million;

•	Nine months ended September 30, 2011: $322 million.

Supplemental Condensed Consolidating Schedule of Cash Flows

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
(in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Three Months Ended March 31, 2011
Cash Flow from Operations:
Net income (loss)	n/c	n/c	$51	$78	$(62)	$—	$11	$(78)
Income (loss) from continuing operations	n/a	$(78)	n/a	23	n/a	—	n/a	(23)
Non-cash adjustments	$(38)	(10)	198	120	n/c	n/c	(11)	23
Changes in operating assets and liabilities	73	54	(160)	(79)	(35)	(12)	n/c	n/c

Cash flow from (used in) continuing operations	n/a	(34)	n/a	64	n/a	37	n/a	—
Cash flow from (used in) operations	12	(34)	89	50	(48)	37	n/c	n/c

Investment activities:
Intercompany transactions	39	86	(33)	6	(6)	(92)	n/c	n/c
Cash provided by (used in) continuing operations	n/a	85	n/a	(39)	n/a	(125)	n/a	—
Cash provided by (used in) investment activities	38	85	(81)	(42)	(39)	(125)	n/c	n/c

Six Months Ended June 30, 2011
Cash Flow from Operations:
Net income (loss)	n/c	n/c	$79	$121	$(50)	$95	$(29)	$(216)
Income (loss) from continuing operations	n/a	*	n/a	*	n/a	*	n/a	*
Non-cash adjustments	$(53)	*	322	*	98	*	29	*
Changes in operating assets and liabilities	82	*	(131)	*	(74)	*	—	*

Cash flow from (used in) continuing operations	n/a	*	n/a	*	n/a	*	n/a	*
Cash flow from (used in) operations	(67)	*	270	*	(26)	*	—	*

Investment activities:
Intercompany transactions	127	*	(165)	*	38	*	—	*
Cash provided by (used in) continuing operations	n/a	*	n/a	*	n/a	*	n/a	*
Cash provided by (used in) investment activities	123	*	(267)	*	(16)	*	—	*

Nine Months Ended September 30, 2011
Cash Flow from Operations:
Net income (loss)	n/c	n/c	$150	$224	$(132)	$163	$(18)	$(387)
Income (loss) from continuing operations	$(110)	$(150)	110	184	(132)	163	(18)	(348)
Non-cash adjustments	(71)	(145)	446	190	115	115	18	348

Cash flow from (used in) continuing operations	(383)	(497)	833	651	(96)	200	n/c	n/c
Cash flow from (used in) operations	(383)	(497)	908	726	(98)	198	n/c	n/c

Investment activities:
Intercompany transactions	535	649	(772)	(590)	237	(59)	n/c	n/c

Cash provided by (used in) continuing operations	531	645	(910)	(728)	159	(137)	n/c	n/c
Cash provided by (used in) investment activities	531	645	(916)	(734)	158	(138)	n/c	n/c

The impact of the dividend elimination error is shown above as the difference between As Reported and As Revised Cash flow from (used in) operations and Cash provided by (used in) investment activities. Other captions presented above have been adjusted to reflect both the error and the presentation of HE as a discontinued operation.

*	The Company has not yet provided financial information for the three and six months ended June 30, 2011 which reflects HE as a discontinued operation. When the Form 10-Q for the period ended June 30, 2012 is filed, in addition to the changes in presentation of HE as a discontinued operation subsequent to the initial reporting, the impact of the correction of intercompany dividends of $42 million, $105 million and $(147) million for Parent, Guarantor subsidiaries and Non-guarantor subsidiaries, respectively, will be reflected.

n/a = not applicable as the Company did not report discontinued operations in the original filing.

Supplemental Condensed Consolidating Schedule of Operations

	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
(in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Year ended December 31, 2009
Revenue	n/c	n/c	$1,981	$2,089	$(103)	$(211)
Operating income (loss)	$(640)	$(748)	52	160	—	—
Other income	39	71	(87)	10	808	679
Income (loss) from continuing operations before income taxes	(714)	(682)	28	125	808	679
Income (loss) from continuing operations	(777)	(745)	(31)	66	808	679
Net income (loss)	(710)	(678)	(26)	71	736	607

Year ended December 31, 2010
Revenue	$3,148	$2,985	$1,505	$1,885	$(163)	$(380)
Operating income (loss)	582	111	(267)	204	—	—
Other income	(12)	80	(267)	3	213	(149)
Income (loss) from continuing operations before income taxes	188	189	(197)	164	213	(149)
Income (loss) from continuing operations	71	72	(284)	77	213	(149)
Net income (loss)	(85)	(84)	(470)	(109)	555	193

Year ended December 31, 2011
Revenue	n/c	n/c	$1,513	$1,935	$—	$(422)
Operating income (loss)	$659	$237	(193)	229	—	—
Other income	(791)	122	(1,895)	(7)	2,354	(447)
Income (loss) from continuing operations before income taxes	(555)	358	(1,697)	191	2,354	(447)
Income (loss) from continuing operations	(588)	325	(1,766)	122	2,354	(447)
Net income (loss)	(529)	384	(1,767)	121	2,296	(505)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
(in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Year ended December 31, 2009
Cash Flow from Operations:
Net income (loss)	n/c	n/c	$(710)	$(678)	$(26)	$71	$736	$607
Income (loss) from continuing operations	n/c	n/c	(777)	(745)	(31)	66	808	679
Non-cash adjustments	$845	$813	1,614	1,517	n/c	n/c	(808)	(679)

Cash flow from (used in) continuing operations	(649)	(681)	734	669	464	561	n/c	n/c
Cash flow from (used in) operations	(649)	(681)	791	726	497	594	n/c	n/c

Investment activities:
Intercompany transactions	1,046	1,078	(513)	(448)	(533)	(630)	n/c	n/c
Cash provided by (used in) continuing operations	1,046	1,078	(749)	(684)	(620)	(717)	n/c	n/c
Cash provided by (used in) investment activities	1,111	1,143	(808)	(743)	(636)	(733)	n/c	n/c

Year ended December 31, 2010
Cash Flow from Operations:
Net income (loss)	n/c	n/c	n/c	n/c	$(471)	$(109)	$555	$193
Income (loss) from continuing operations	n/c	n/c	n/c	n/c	(285)	77	213	(149)
Non-cash adjustments	n/c	n/c	$959	$597	n/c	n/c	(213)	149

Cash flow from (used in) continuing operations	n/c	n/c	1,395	1,033	(112)	250	n/c	n/c
Cash flow from (used in) operations	n/c	n/c	1,507	1,145	(106)	256	n/c	n/c

Investment activities:
Intercompany transactions	n/c	n/c	(1,099)	(737)	392	30	n/c	n/c
Cash provided by (used in) continuing operations	n/c	n/c	(1,379)	(1,017)	299	(63)	n/c	n/c
Cash provided by (used in) investment activities	n/c	n/c	(1,491)	(1,129)	274	(88)	n/c	n/c

Year ended December 31, 2011
Cash Flow from Operations:
Net income (loss)	n/c	n/c	$(528)	$384	$(1,768)	$121	$2,296	$(505)
Income (loss) from continuing operations	n/c	n/c	(587)	325	(1,767)	122	2,354	(447)
Non-cash adjustments	$651	$(261)	2,224	335	n/c	n/c	(2,354)	447

Cash flow from (used in) continuing operations	397	(515)	1,788	811	(1,583)	306	n/c	n/c
Cash flow from (used in) operations	396	(516)	1,865	888	(1,583)	306	n/c	n/c

Investment activities:
Intercompany transactions	(90)	822	(1,605)	(628)	1,695	(194)	n/c	n/c
Cash provided by (used in) continuing operations	(94)	818	(1,807)	(830)	1,586	(303)	n/c	n/c
Cash provided by (used in) investment activities	(26)	886	(1,881)	(904)	1,581	(308)	n/c	n/c

The following revised tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2010 and 2011, and for the years ended December 31, 2009, 2010 and 2011 to arrive at the information for SunGard on a consolidated basis.

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$179	$4	$588	$—	$771
Intercompany balances	(6,865)	6,028	837	—	—
Trade receivables, net	2	617	349	—	968
Prepaid expenses, taxes and other current assets	2,544	72	307	(2,520)	403
Assets held for sale	—	1,327	20	(8)	1,339

Total current assets	(4,140)	8,048	2,101	(2,528)	3,481
Property and equipment, net	—	576	316	—	892
Intangible assets, net	150	3,050	539	—	3,739
Goodwill	—	3,739	1,117	—	4,856
Intercompany balances	(4)	—	4	—	—
Investment in subsidiaries	13,562	2,444	—	(16,006)	—

Total Assets	$9,568	$17,857	$4,077	$(18,534)	$12,968

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$7	$—	$9
Accounts payable and other current liabilities	203	3,343	928	(2,520)	1,954
Liabilities related to assets held for sale	—	235	11	—	246

Total current liabilities	203	3,580	946	(2,520)	2,209
Long-term debt	7,607	2	437	—	8,046
Intercompany debt	(195)	65	249	(119)	—
Deferred income taxes	346	648	112	—	1,106

Total liabilities	7,961	4,295	1,744	(2,639)	11,361

Total stockholder’s equity	1,607	13,562	2,333	(15,895)	1,607

Total Liabilities and Stockholder’s Equity	$9,568	$17,857	$4,077	$(18,534)	$12,968

Supplemental Condensed Consolidating Balance Sheet

	December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$529	$(15)	$354	$—	$868
Intercompany balances	(5,247)	4,516	731	—	—
Trade receivables, net	2	603	346	—	951
Prepaid expenses, taxes and other current assets	1,461	54	271	(1,456)	330
Assets held for sale	—	1,315	13	(2)	1,326

Total current assets	(3,255)	6,473	1,715	(1,458)	3,475
Property and equipment, net	—	588	305	—	893
Intangible assets, net	120	2,701	476	—	3,297
Goodwill	—	3,784	1,101	—	4,885
Intercompany balances	250	1	(251)	—	—
Investment in subsidiaries	12,673	2,253	—	(14,926)	—

Total Assets	$9,788	$15,800	$3,346	$(16,384)	$12,550

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$3	$7	$—	$10
Accounts payable and other current liabilities	296	2,170	901	(1,456)	1,911
Liabilities related to assets held for sale	—	219	11	—	230

Total current liabilities	296	2,392	919	(1,456)	2,151
Long-term debt	7,612	2	205	—	7,819
Intercompany debt	82	19	16	(117)	—
Deferred income taxes	337	714	68	—	1,119

Total liabilities	8,327	3,127	1,208	(1,573)	11,089

Total stockholder’s equity	1,461	12,673	2,138	(14,811)	1,461

Total Liabilities and Stockholder’s Equity	$9,788	$15,800	$3,346	$(16,384)	$12,550

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,928	$2,089	$(211)	$4,806

Costs and expenses:
Cost of sales and administrative expenses	96	1,978	1,732	(211)	3,595
Depreciation and amortization	—	201	74	—	275
Amortization of acquisition-related intangible assets	2	371	123	—	496
Goodwill impairment charges	—	1,126	—	—	1,126

	98	3,676	1,929	(211)	5,492

Operating income (loss)	(98)	(748)	160	—	(686)
Net interest income (expense)	(580)	(5)	(45)	—	(630)
Other income (expense)	(745)	71	10	679	15

Income (loss) from continuing operations before income taxes	(1,423)	(682)	125	679	(1,301)
Benefit from (provision for) income taxes	238	(63)	(59)	—	116

Income (loss) from continuing operations	(1,185)	(745)	66	679	(1,185)
Income (loss) from discontinued operations, net of tax	67	67	5	(72)	67

Net income (loss)	$(1,118)	$(678)	$71	$607	$(1,118)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,985	$1,885	$(380)	$4,490

Costs and expenses:
Cost of sales and administrative expenses	109	2,103	1,519	(380)	3,351
Depreciation and amortization	—	193	85	—	278
Amortization of acquisition-related intangible assets	1	373	77	—	451
Goodwill impairment charges	—	205	—	—	205

	110	2,874	1,681	(380)	4,285

Operating income (loss)	(110)	111	204	—	205
Net interest income (expense)	(591)	(2)	(43)	—	(636)
Other income (expense)	15	80	3	(149)	(51)

Income (loss) from continuing operations before income taxes	(686)	189	164	(149)	(482)
Benefit from (provision for) income taxes	272	(117)	(87)	—	68

Income (loss) from continuing operations	(414)	72	77	(149)	(414)
Income (loss) from discontinued operations, net of tax	(156)	(156)	(186)	342	(156)

Net income (loss)	$(570)	$(84)	$(109)	$193	$(570)

Supplemental Condensed Consolidating Schedule of Operations

	Year ended December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,986	$1,935	$(422)	$4,499

Costs and expenses:
Cost of sales and administrative expenses	132	2,170	1,528	(422)	3,408
Depreciation and amortization	—	183	89	—	272
Amortization of acquisition-related intangible assets	1	348	89	—	438
Goodwill impairment charges	—	48	—	—	48

	133	2,749	1,706	(422)	4,166

Operating income (loss)	(133)	237	229	—	333
Net interest income (expense)	(489)	(1)	(31)	—	(521)
Other income (expense)	329	122	(7)	(447)	(3)

Income (loss) from continuing operations before income taxes	(293)	358	191	(447)	(191)
Benefit from (provision for) income taxes	220	(33)	(69)	—	118

Income (loss) from continuing operations	(73)	325	122	(447)	(73)
Income (loss) from discontinued operations, net of tax	(76)	59	(1)	(58)	(76)

Net income (loss)	$(149)	$384	$121	$(505)	$(149)

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2009
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(1,118)	$(678)	$71	$607	$(1,118)
Income (loss) from discontinued operations	67	67	5	(72)	67

Income (loss) from continuing operations	(1,185)	(745)	66	679	(1,185)
Non cash adjustments	813	1,517	148	(679)	1,799
Changes in operating assets and liabilities	(309)	(103)	347	—	(65)

Cash flow from (used in) continuing operations	(681)	669	561	—	549
Cash flow from (used in) discontinued operations	—	57	33	—	90

Cash flow from (used in) operations	(681)	726	594	—	639

Investment activities:
Intercompany transactions	1,078	(448)	(630)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(13)	—	—	(13)
Cash paid for property and equipment and software	—	(223)	(92)	—	(315)
Other investing activities	—	—	5	—	5

Cash provided by (used in) continuing operations	1,078	(684)	(717)	—	(323)
Cash provided by (used in) discontinued operations	65	(59)	(16)	—	(10)

Cash provided by (used in) investment activities	1,143	(743)	(733)	—	(333)

Financing activities:
Net repayments of long-term debt	(844)	(8)	229	—	(623)
Other financing activities	(3)	—	—	—	(3)

Cash provided by (used in) continuing operations	(847)	(8)	229	—	(626)
Cash provided by (used in) discontinued operations	—	—	(2)	—	(2)

Cash provided by (used in) financing activities	(847)	(8)	227	—	(628)
Effect of exchange rate changes on cash	—	—	11	—	11

Increase (decrease) in cash and cash equivalents	(385)	(25)	99	—	(311)
Beginning cash and cash equivalents	511	16	448	—	975

Ending cash and cash equivalents	$126	$(9)	$547	$—	$664

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2010
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(570)	$(84)	$(109)	$193	$(570)
Income (loss) from discontinued operations	(156)	(156)	(186)	342	(156)

Income (loss) from continuing operations	(414)	72	77	(149)	(414)
Non cash adjustments	51	597	186	149	983
Changes in operating assets and liabilities	(317)	364	(13)	—	34

Cash flow from (used in) continuing operations	(680)	1,033	250	—	603
Cash flow from (used in) discontinued operations	—	112	6	—	118

Cash flow from (used in) operations	(680)	1,145	256	—	721

Investment activities:
Intercompany transactions	707	(737)	30	—	—
Cash paid for acquired businesses, net of cash acquired	—	(82)	—	—	(82)
Cash paid for property and equipment and software	(1)	(207)	(90)	—	(298)
Other investing activities	(2)	9	(3)	—	4

Cash provided by (used in) continuing operations	704	(1,017)	(63)	—	(376)
Cash provided by (used in) discontinued operations	253	(112)	(25)	—	116

Cash provided by (used in) investment activities	957	(1,129)	(88)	—	(260)

Financing activities:
Net repayments of long-term debt	(212)	(6)	(114)	—	(332)
Other financing activities	(12)	—	—	—	(12)

Cash provided by (used in) continuing operations	(224)	(6)	(114)	—	(344)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(224)	(6)	(114)	—	(344)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase in cash and cash equivalents	53	10	51	—	114
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$179	$1	$598	$—	$778

Supplemental Condensed Consolidating Schedule of Cash Flows

	Year ended December 31, 2011
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(149)	$384	$121	$(505)	$(149)
Income (loss) from discontinued operations	(76)	59	(1)	(58)	(76)

Income (loss) from continuing operations	(73)	325	122	(447)	(73)
Non cash adjustments	(261)	335	157	447	678
Changes in operating assets and liabilities	(181)	151	27	—	(3)

Cash flow from (used in) continuing operations	(515)	811	306	—	602
Cash flow from (used in) discontinued operations	(1)	77	—	—	76

Cash flow from (used in) operations	(516)	888	306	—	678

Investment activities:
Intercompany transactions	822	(628)	(194)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(14)	(21)	—	(35)
Cash paid for property and equipment and software	—	(189)	(87)	—	(276)
Other investing activities	(4)	1	(1)	—	(4)

Cash provided by (used in) continuing operations	818	(830)	(303)	—	(315)
Cash provided by (used in) discontinued operations	68	(74)	(5)	—	(11)

Cash provided by (used in) investment activities	886	(904)	(308)	—	(326)

Financing activities:
Net repayments of long-term debt	(5)	—	(233)	—	(238)
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(20)	—	(233)	—	(253)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(20)	—	(233)	—	(253)
Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	350	(16)	(239)	—	95
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$529	$(15)	$359	$—	$873

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplement the management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and presumes that readers have read or have access to the discussion and analysis in this filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

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

Results of Operations:

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

									Constant Currency
	Three Months Ended			Three Months Ended			Percent Increase (Decrease)		Three Months Ended			Percent Increase (Decrease)
	March 31,			March 31,					March 31,
	2011			2012			2012 vs. 2011		2012			2012 vs. 2011
(in millions)		percent of revenue			percent of revenue					percent of revenue
Revenue
Financial systems (FS)	$672	62%		$632	61%		(6	) %	$636	61%		(5	) %
Availability services (AS)	364	34%		356	34%		(2	) %	358	34%		(2	) %
Other (1)	50	5%		51	5%		1%		51	5%		1%

	$1,086	100%		$1,039	100%		(4	) %	$1,045	100%		(4	) %

Costs and Expenses
Cost of sales and direct operating	$494	45%		$469	45%		(5	) %	$472	45%		(4	) %
Sales, marketing and administration	262	24%		258	25%		(3	) %	260	25%		(2	) %
Product development and maintenance	95	9%		88	8%		(7	) %	90	9%		(6	) %
Depreciation and amortization	69	6%		71	7%		3%		71	7%		3%
Amortization of acquisition- related intangible assets	117	11%		102	10%		(12	) %	102	10%		(12	) %

	$1,037	96%		$988	95%		(5	) %	$995	95%		(4	) %

Operating Income
Financial systems (2)	$115	17%		$105	17%		(9	) %	$103	16%		(11	) %
Availability services (2)	73	20%		63	18%		(13	) %	64	18%		(12	) %
Other (1)(2)	14	27%		14	29%		7%		14	29%		7%
Corporate	(19)	(2	) %	(15)	(1	) %	21%		(15)	(1	) %	21%
Amortization of acquisition- related intangible assets	(117)	(11	) %	(102)	(10	) %	12%		(102)	(10	) %	12%
Stock Compensation expense	(5)	—%		(11)	(1	) %	(100	) %	(11)	(1	) %	(100	) %
Other costs (3)	(12)	(1	) %	(3)	—%		72%		(3)	—%		72%

	$49	4%		$51	5%		6%		$50	5%		4%

(1)	Other includes our Public Sector and our K-12 businesses.
(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(3)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

							Constant Currency
					Percent Increase (Decrease)				Percent Increase (Decrease)
	Three Months Ended		Three Months Ended				Three Months Ended
	March 31,		March 31,				March 31,
	2011		2012		2012 vs. 2011		2012		2012 vs. 2011
(in millions)		percent of revenue		percent of revenue				percent of revenue
Financial Systems
Services	$592	54%	$598	58%	1%		$602	58%	1%
License and resale fees	54	5%	24	2%	(55	) %	24	2%	(55	) %

Total products and services	646	59%	622	60%	(4	) %	626	60%	(3	) %
Reimbursed expenses	26	2%	10	1%	(59	) %	10	1%	(59	) %

	$672	62%	$632	61%	(6	) %	$636	61%	(5	) %

Availability Services
Services	$361	33%	$348	34%	(4	) %	$350	34%	(3	) %
License and resale fees	—	—%	—	—%	—%		—	—%	—%

Total products and services	361	33%	348	34%	(3	) %	350	34%	(3	) %
Reimbursed expenses	3	—%	8	1%	112%		8	1%	115%

	$364	34%	$356	34%	(2	) %	$358	34%	(2	) %

Other
Services	$42	4%	$43	4%	2%		$43	4%	2%
License and resale fees	7	1%	7	1%	2%		7	1%	2%

Total products and services	49	5%	50	5%	2%		50	5%	2%
Reimbursed expenses	1	—%	1	—%	(20	) %	1	—%	(20	) %

	$50	5%	$51	5%	1%		$51	5%	1%

Total Revenue
Services	$995	92%	$989	95%	(1	) %	$995	95%	—%
License and resale fees	61	6%	31	3%	(48	) %	31	3%	(48	) %

Total products and services	1,056	97%	1,020	98%	(3	) %	1,026	98%	(3	) %
Reimbursed expenses	30	3%	19	2%	(38	) %	19	2%	(38	) %

	$1,086	100%	$1,039	100%	(4	) %	$1,045	100%	(4	) %

Income from Operations:

Our total operating margin was 5% for the three months ended March 31, 2012, compared to 4% for the three months ended March 31, 2011. The more significant factors impacting the 40 basis point operating margin increase are a 130 basis point impact, or $14 million, from the decrease in amortization of acquisition-related intangible assets; a 60 basis point impact, or $6 million, from the decrease in AS equipment expense; a combined 60 basis point impact, or $6 million, from the decrease in professional services expense and advertising expense; a 20 basis point impact, or $2 million, from the decrease in shutdown costs for the professional trading business of the Broker/Dealer, defined below; a (260) basis point impact, or $28 million, from the decrease in software license fee revenue in 2012 and a (50) basis point impact, or $5 million, from the increase in stock compensation expense.

Financial Systems:

The FS operating margin was 16% and 17% for the three months ended March 31, 2012 and 2011, respectively. The more significant factors impacting the operating margin decrease of (90) basis points are a $29 million decrease in software license fee revenue, which had a (380) basis point impact on the operating margin; the combined 120 basis point impact, or $8 million, from the decrease in employment-related and consultant expenses; the impact of the lower activity in the low margin Broker/Dealer, defined below, which had a 60 basis point impact on the operating margin; and the 30 basis point impact, or $2 million, from the decrease in professional services expense.

Availability Services:

The AS operating margin was 18% and 20% for the three months ended March 31, 2012 and 2011, respectively. In North America, recovery services, which typically uses shared resources, had a (350) basis point impact on AS operating margin in 2012 due primarily to a $15 million decrease in higher margin recovery services revenue, partially offset by a $4 million decrease in equipment expense due to lower equipment leases, lower hardware/software maintenance, and lower network costs. Also in North America, professional services decreased the operating margin in 2012 by (70) basis points due primarily to a combined $2 million increase in severance and consultant expense on unchanged revenue. Managed services helped the margin in 2012 by 170 basis points due primarily to a $6 million increase in typically lower margin managed services revenue, which uses dedicated resources, and decreases of $2 million of facilities, primarily lower utilities and building-related maintenance expenses.

Other:

The operating margin from Other was 29% and 27% for the three months ended March 31, 2012 and 2011, respectively. The operating margin increased due primarily to the $1 million improvement in revenue and $1 million decrease in professional services expense, partially offset by a $1 million increase in employment-related expense.

Revenue:

Total reported revenue decreased $47 million or 4% for the three months ended March 31, 2012 compared to the first quarter of 2011. On a constant currency basis, revenue decreased $41 million, or 4%. Software license revenue decreased $28 million, primarily in FS. In addition, approximately $23 million of the $41 million decrease was due to a decrease in revenue from one of our capital markets businesses, a broker/dealer with an inherently lower margin than our other financial systems businesses, whose performance is a function of market volatility and customer mix (the “Broker/Dealer.”) This $23 million decrease was due primarily to no longer providing correspondent clearing services for a large, former Broker/Dealer customer that has since begun to self-clear its broker/dealer operations.

Financial Systems:

FS reported revenue decreased $40 million or 6% in the first quarter of 2012 from the prior year period, and decreased 5% on a constant currency basis. Three percentage points of the decrease in constant currency was related to lower revenues from the Broker/Dealer. Processing revenue increased $10 million, or 5%, due mainly to the impact of new business signed in 2011, higher volumes in 2012 and annual rate increases, and increased $3 million due to acquisitions. Reported revenue and constant currency revenue from license and resale fees included software license revenue of $21 million, a decrease of $29 million, or 58%, compared to the same quarter in 2011, due mainly to high-value, multi-year license renewal transactions with scope expansion recognized in 2011, including one deal worth $14 million, for which there were no similar sized transactions in 2012.

Availability Services:

AS reported revenue decreased $8 million in the first quarter of 2012 from the prior year period. On a constant currency basis, revenue decreased 2% in the quarter. In North America, which accounts for over 75% of our AS business, revenue decreased 3%, where decreases in recovery services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, increased 2%, where an increase in managed services revenue was partially offset by a decrease in recovery services revenue. Most of our recovery services revenue, which is derived from tape-based solutions, has been declining due primarily to attrition to other service providers and customer internal solutions, and demand for recovery services has been shifting from tape-based solutions to disk- and cloud-based advanced recovery solutions. Separately, in managed services, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Other:

Reported revenue and constant currency revenue from Other increased $1 million, or 1%, for the three months ended March 31, 2012, from the corresponding period in 2011. Reported revenue from license and resale fees included software license revenue of $2 million in the three months ended March 31, 2012, unchanged from the prior year period.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 45% in each of the three-month periods ended March 31, 2012 and 2011, and decreased $22 million. Impacting the period was a $16 million decrease in reimbursed expenses relating to the operations of the Broker/Dealer business due primarily to no longer providing correspondent clearing services for a large, former Broker/Dealer customer that has since begun to self-clear its broker/dealer operations; a $6 million decrease in AS equipment costs associated with lower equipment leases, equipment and software maintenance and decreased network costs; and a $3 million decrease in FS employment-related expenses due primarily to severance actions taken in 2011; partially offset by the increase from FS acquired businesses of $3 million.

Sales, marketing and administration expenses as a percentage of total revenue was 25% and 24% in the three months ended March 31, 2012 and 2011, respectively, and decreased $2 million. The increase in the percentage of revenue is due primarily to the decrease in revenue.

Because AS product development and maintenance costs are less significant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. For each of the three months ended March 31, 2012 and 2011, product development and maintenance costs were 13% of revenue excluding AS, respectively, and decreased $5 million. The decrease is primarily related to a combined $5 million decrease in FS employment-related and consultant expenses partially as a result of severance actions taken in 2011.

Amortization of acquisition-related intangible assets was 10% and 11% of total revenue in the three months ended March 31, 2012 and 2011, respectively, and decreased $15 million. The decrease is due primarily to the $10 million impact of software assets that were fully amortized in the prior year and $7 million of impairment charges in the prior year period.

Interest expense was $122 million and $137 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in interest expense was due primarily to the repayment in January 2012 of $1.22 billion of our outstanding term loans as a result of the sale of HE and interest rate decreases resulting from the expiration of interest rate swaps in each of February 2011 and 2012.

Loss on extinguishment of debt was $15 million and $2 million for the three months ended March 31, 2012 and 2011, respectively. This increase was due primarily to the write-off of unamortized costs due to the partial repayment of term loans in January 2012 discussed above.

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 8% and 12%, respectively. The rate in each period reflects the expected mix of taxable income in various jurisdictions. Given the small base of overall projected pretax income, changes in the mix of income or the total amount of income for 2012 may significantly impact the estimated effective income tax rate for the year.

Accreted dividends on SCCII’s cumulative preferred stock were $62 million and $54 million for the three months ended March 31, 2012 and 2011, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

At March 31, 2012, cash and equivalents were $1.378 billion, an increase of $510 million from December 31, 2011. The cash balance is higher compared to recent trends due to expected income tax payments related to the sale of HE and the early retirement of the 2015 Notes (defined below), each as discussed below. Cash flow from continuing operations was unchanged at $67 million in the three months ended March 31, 2012. Impacting cash flow from continuing operations is an $11 million increase in income tax payments, net of refunds, a $7 million decrease in cash earned from operations, defined as operating income adjusted for certain noncash expenses and the cash portion of other income (expense), and $3 million net cash used for working capital, offset by $21 million less of interest payments made in the three months ended March 31, 2012 from the prior year period, due primarily to the repayment in January 2012 of $1.222 billion of term loans resulting from the sale of HE and the expiration of certain of our interest rate swaps.

Net cash used by continuing operations in investing activities was $63 million in the three months ended March 31, 2012, comprised of cash paid for property and equipment and other assets and one business acquired in our FS segment. Net cash used by continuing operations in investing activities was $79 million in the three months ended March 31, 2011, comprised mainly of cash paid for property and equipment and other assets and two businesses acquired in our FS segment. In January 2012, we sold our HE business for gross proceeds of approximately $1.775 billion less applicable taxes and fees. We expect to pay approximately $450 million in income taxes in 2012 as a result of the HE sale, of which approximately 50% will be in the second quarter and 25% will be in each of the third and fourth quarters.

Net cash used by continuing operations in financing activities was $1.25 billion for the three months ended March 31, 2012, primarily related to repayments of $1.222 billion of term loans resulting from the sale of HE. Net cash provided by continuing operations in financing activities was $11 million for the three months ended March 31, 2011, primarily related to borrowing under our accounts receivables facility. At March 31, 2012, no amount was outstanding under the revolving credit facility, and $200 million was outstanding under the receivables facility.

On February 21, 2012, SunGard announced its intention to redeem all of its outstanding $500 million 10.625% senior notes due 2015 (“2015 Notes”) under the Indenture dated as of September 29, 2008 among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee (as amended or supplemented from time to time, the “2015 Indenture”). On April 2, 2012, SunGard paid $527 million to redeem the 2015 Notes plus accrued and unpaid interest to the redemption date, pursuant to Section 3.07(d) of the 2015 Indenture.

On March 2, 2012, SunGard amended its Credit Agreement to, among other things, extend the maturity date of approximately $908 million of tranche A and incremental term loans from February 28, 2014 to February 28, 2017, extend the maturity of $880 million of revolving credit facility commitments from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions, in order to, among other things, permit the potential spin-off of AS. The tranche B, tranche C and revolving credit facility each have certain springing maturity provisions which are described in the Company’s Credit Agreement as amended and filed with the Company’s Form 8-K dated March 2, 2012.

At March 31, 2012, we had outstanding $6.61 billion in aggregate indebtedness, with additional borrowing capacity of $858 million under the revolving credit facility (after giving effect to outstanding letters of credit). Under the receivables facility, there was an additional borrowing capacity of $32 million at March 31, 2012. Also at March 31, 2012, we had outstanding letters of credit and bid bonds that total approximately $39 million.

We expect our available cash balances and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Covenant Compliance

Adjusted EBITDA is used to determine compliance with certain covenants contained in the indentures governing SunGard’s senior notes due 2018 and 2020 and senior subordinated notes due 2015 and in SunGard’s senior secured credit facilities. Adjusted EBITDA is defined as EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants.

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

Adjusted EBITDA is calculated as follows (in millions):

			Last Twelve Months
	Three Months Ended March 31,		March 31,
	2011	2012	2012
Income (loss) from continuing operations	$(78)	$(77)	$(72)
Interest expense, net	136	122	507
Taxes	(11)	(7)	(114)
Depreciation and amortization	186	173	697

EBITDA	233	211	1,018
Goodwill impairment charge	—	—	48
Purchase accounting adjustments (a)	3	2	10
Non-cash charges (b)	5	11	40
Restructuring and other (c)	11	3	92
Loss on extinguishment of debt (d)	2	15	16

Adjusted EBITDA - senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2015	$254	$242	$1,224

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 9 of Notes to Consolidated Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Loss on extinguishment of debt includes the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of term loans.

The covenant requirements and actual ratios for the twelve months ended March 31, 2012 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.95x	2.92x
Maximum total debt to Adjusted EBITDA	5.75x	4.16x
Senior notes due 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.90x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.95x for the four-quarter period ended December 31, 2011 and increasing over time to 2.10x by the end of 2012 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2011, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 5.75x and decreasing over time to 5.25x by the end of 2012 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit agreement as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of March 31, 2012, we had $3.05 billion outstanding under the term loan facilities and available commitments of $858 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

Certain Risks and Uncertainties

Certain of the matters we discuss in this Report on Form 10-Q may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms; our high degree of leverage; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with broker/dealer operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; the integration and performance of acquired businesses; the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents; a material weakness in our internal controls; and unanticipated changes in our income tax provision or the adoption of new tax legislation. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the U.S. Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2012, we had total debt of $6.61 billion, including $3.25 billion of variable rate debt. We have entered into interest rate swap agreements which expire in May 2013 and effectively fix the interest rates for $500 million of our variable rate debt at 1.99%. Our remaining variable rate debt of $2.75 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of the interest rate swap agreements in May 2013, a 1% change in interest rates would result in a change in interest of approximately $33 million per year.

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

The Company previously reported a material weakness in internal control over financial reporting related to accounting for deferred income taxes, which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As a result of this material weakness, which was not remediated as of March 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012.

Notwithstanding the material weakness in accounting for deferred income taxes, we concluded that the interim financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

Remediation of Material Control Weakness

The Company is continuing to implement steps to remediate the material weakness discussed above and to improve its internal control over financial reporting related to accounting for deferred income taxes. Specifically, the Company is in the process of searching for additional qualified tax personnel and is: continuing to review all areas of the tax accounting process, including deferred income taxes; strengthening controls and improving the reporting tools and quality of data used in the analysis of deferred income tax accounts and related disclosures; and increasing the level of certain income tax review activities during the financial close process.

Management is committed to improving the Company’s internal control processes and has developed and presented to the Audit Committee a plan and timetable for the implementation of the remediation measures described above and is meeting frequently with the Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting related to accounting for deferred income taxes. As the Company continues to evaluate and improve its internal control over financial reporting related to accounting for deferred income taxes, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to make progress each quarter and expects to achieve remediation of the material weakness when it completes its year end procedures in connection with filing the Company’s Annual Report on Form 10-K for 2012.

Change in Internal Control Over Financial Reporting

Other than changes related to the ongoing remediation of the material weakness in accounting for deferred income taxes, no change in our internal control over financial reporting occurred during our most recent fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information:

Item 1. Legal Proceedings: We are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations.

Item 1A. Risk Factors: There have been no material changes to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item  4. Mine Safety Disclosures: None.

Item 5. Other Information:

(a) None.

(b) None.

Item 6. Exhibits:

Number	Document

10.1	Employment Agreement between Vincent Coppola and SunGard Data Systems Inc., dated and effective as of October 16, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2012 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP.
SUNGARD CAPITAL CORP. II

Dated: May 15, 2012	By:	/s/ Robert F. Woods
Robert F. Woods
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD DATA SYSTEMS INC.

Dated: May 15, 2012	By:	/s/ Robert F. Woods
Robert F. Woods
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Employment Agreement between Vincent Coppola and SunGard Data Systems Inc., dated and effective as of October 16, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Woods, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2012 and (iv) Notes to Consolidated Financial Statements.