Form 10-Q
period 2012-06-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2012-08-13
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrants’ common stock outstanding as of June 30, 2012:

SunGard Capital Corp.	256,529,412 shares of Class A common stock and 28,503,209 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. Financial Information:

Explanatory Note

This Form 10-Q is a combined quarterly report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCCII are collectively referred to as the “Parent Companies”. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	June 30, 2012
Assets
Current:
Cash and cash equivalents	$868	$699
Trade receivables, less allowance for doubtful accounts of $38 and $48	802	686
Earned but unbilled receivables	149	145
Prepaid expenses and other current assets	117	141
Clearing broker assets	213	101
Assets held for sale	1,326	—

Total current assets	3,475	1,772

Property and equipment, less accumulated depreciation of $1,296 and $1,405	893	871
Software products, less accumulated amortization of $1,431 and $1,543	554	464
Customer base, less accumulated amortization of $1,269 and $1,385	1,580	1,470
Other intangible assets, less accumulated amortization of $22 and $25	144	119
Trade name, less accumulated amortization of $10 and $1	1,019	1,019
Goodwill	4,885	4,872

Total Assets	$12,550	$10,587

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$10	$10
Accounts payable	60	29
Accrued compensation and benefits	300	245
Accrued interest expense	92	68
Accrued income taxes	24	172
Other accrued expenses	317	310
Clearing broker liabilities	179	69
Deferred revenue	862	817
Deferred income taxes	76	—
Liabilities related to assets held for sale	230	—

Total current liabilities	2,150	1,720
Long-term debt	7,819	6,101
Deferred income taxes	1,125	1,084

Total liabilities	11,094	8,905

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	28	30
Class L common stock subject to a put option	47	50
Class A common stock subject to a put option	6	6

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $5,383 million and $5,765 million; 50,000,000 shares authorized, 28,842,773 and 28,944,353 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 259,589,718 and 260,503,936 shares issued	—	—
Capital in excess of par value	2,768	2,770
Treasury stock, 387,638 and 441,144 shares of Class L common stock; and 3,492,925 and 3,974,524 shares of Class A common stock	(39)	(43)
Accumulated deficit	(3,346)	(3,241)
Accumulated other comprehensive income (loss)	(46)	(51)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(663)	(565)
Noncontrolling interest in preferred stock of SCCII	2,038	2,161

Total equity	1,375	1,596

Total Liabilities and Equity	$12,550	$10,587

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Services	$1,022	$986	$2,017	$1,975
License and resale fees	81	83	142	114

Total products and services	1,103	1,069	2,159	2,089
Reimbursed expenses	30	15	60	34

Total revenue	1,133	1,084	2,219	2,123

Costs and expenses:
Cost of sales and direct operating	482	446	975	915
Sales, marketing and administration	293	266	555	524
Product development and maintenance	103	97	199	185
Depreciation and amortization	68	70	137	141
Amortization of acquisition-related intangible assets	110	101	227	203

Total costs and expenses	1,056	980	2,093	1,968

Operating income (loss)	77	104	126	155
Interest income	1	—	2	—
Interest expense and amortization of deferred financing fees	(129)	(101)	(266)	(223)
Loss on extinguishment of debt	—	(36)	(2)	(51)
Other income (expense)	—	—	—	2

Income (loss) from continuing operations before income taxes	(51)	(33)	(140)	(117)
Benefit from (provision for) income taxes	20	25	31	32

Income (loss) from continuing operations	(31)	(8)	(109)	(85)
Income (loss) from discontinued operations, net of tax	(42)	—	13	312

Net income (loss)	(73)	(8)	(96)	227
Income attributable to the noncontrolling interest (including $1, $0, $2 and $0 in temporary equity)	(55)	(60)	(109)	(122)

Net income (loss) attributable to SunGard Capital Corp.	(128)	(68)	(205)	105

Other comprehensive income (loss):
Foreign currency translation	18	(44)	75	(11)

Foreign currency translation, net	18	(44)	75	(11)

Unrealized gain (loss) on derivative instruments	(9)	—	(10)	—
Less: gain (loss) on derivatives reclassified into income	7	4	20	8
Less: income tax benefit (expense)	(1)	(1)	(5)	(2)

Unrealized gain (loss) on derivative instruments, net of tax	(3)	3	5	6

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(113)	$(109)	$(125)	$100

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flow from operations:
Net income (loss)	$(96)	$227
Income (loss) from discontinued operations	13	312

Income (loss) from continuing operations	(109)	(85)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	364	344
Deferred income tax provision (benefit)	(45)	13
Stock compensation expense	14	20
Amortization of deferred financing costs and debt discount	20	19
Loss on extinguishment of debt	2	51
Other noncash items	1	(1)
Accounts receivable and other current assets	73	109
Accounts payable and accrued expenses	(112)	(121)
Accrued income tax	(6)	(87)
Clearing broker assets and liabilities, net	(7)	3
Deferred revenue	(19)	(45)

Cash flow from (used in) continuing operations	176	220
Cash flow from (used in) discontinued operations	1	(234)

Cash flow from (used in) operations	177	(14)

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(26)	(9)
Cash paid for property and equipment and software	(128)	(115)
Other investing activities	(1)	3

Cash provided by (used in) continuing operations	(155)	(121)
Cash provided by (used in) discontinued operations	(5)	1,742

Cash provided by (used in) investment activities	(160)	1,621

Financing activities:
Cash received from issuance of common stock	2	—
Cash received from borrowings, net of fees	14	(17)
Cash used to repay debt	(2)	(1,725)
Premium paid to retire debt	—	(27)
Cash used to purchase treasury stock	(1)	(8)
Other financing activities	(8)	(7)

Cash provided by (used in) continuing operations	5	(1,784)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	5	(1,784)

Effect of exchange rate changes on cash	21	3

Increase (decrease) in cash and cash equivalents	43	(174)
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $7 2012, $5	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $8; 2012, $0	$821	$699

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	June 30, 2012
Assets
Current:
Cash and cash equivalents	$868	$699
Trade receivables, less allowance for doubtful accounts of $38 and $48	802	686
Earned but unbilled receivables	149	145
Prepaid expenses and other current assets	117	141
Clearing broker assets	213	101
Assets held for sale	1,326	—

Total current assets	3,475	1,772

Property and equipment, less accumulated depreciation of $1,296 and $1,405	893	871
Software products, less accumulated amortization of $1,431 and $1,543	554	464
Customer base, less accumulated amortization of $1,269 and $1,385	1,580	1,470
Other intangible assets, less accumulated amortization of $22 and $25	144	119
Trade name, less accumulated amortization of $10 and $1	1,019	1,019
Goodwill	4,885	4,872

Total Assets	$12,550	$10,587

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$10	$10
Accounts payable	60	29
Accrued compensation and benefits	300	245
Accrued interest expense	92	68
Accrued income taxes	24	172
Other accrued expenses	318	310
Clearing broker liabilities	179	69
Deferred revenue	862	817
Deferred income taxes	76	—
Liabilities related to assets held for sale	230	—

Total current liabilities	2,151	1,720

Long-term debt	7,819	6,101
Deferred income taxes	1,124	1,084

Total liabilities	11,094	8,905

Commitments and contingencies

Preferred stock subject to a put option	23	25

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $2,046 million and $2,170 million; 14,999,000 shares authorized, 9,984,091 and 10,019,254 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,785	3,791
Treasury stock, 134,215 and 152,738 shares	(18)	(22)
Accumulated deficit	(2,288)	(2,061)
Accumulated other comprehensive income (loss)	(46)	(51)

Total stockholders’ equity	1,433	1,657

Total Liabilities and Stockholders’ Equity	$12,550	$10,587

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Services	$1,022	$986	$2,017	$1,975
License and resale fees	81	83	142	114

Total products and services	1,103	1,069	2,159	2,089
Reimbursed expenses	30	15	60	34

Total revenue	1,133	1,084	2,219	2,123

Costs and expenses:
Cost of sales and direct operating	482	446	975	915
Sales, marketing and administration	293	266	555	524
Product development and maintenance	103	97	199	185
Depreciation and amortization	68	70	137	141
Amortization of acquisition-related intangible assets	110	101	227	203

Total costs and expenses	1,056	980	2,093	1,968

Operating income (loss)	77	104	126	155
Interest income	1	—	2	—
Interest expense and amortization of deferred financing fees	(129)	(101)	(266)	(223)
Loss on extinguishment of debt	—	(36)	(2)	(51)
Other income (expense)	—	—	—	2

Income (loss) from continuing operations before income taxes	(51)	(33)	(140)	(117)
Benefit from (provision for) income taxes	20	25	31	32

Income (loss) from continuing operations	(31)	(8)	(109)	(85)
Income (loss) from discontinued operations, net of tax	(42)	—	13	312

Net income (loss)	(73)	(8)	(96)	227

Other comprehensive income (loss):
Foreign currency translation	18	(44)	75	(11)

Foreign currency translation, net	18	(44)	75	(11)

Unrealized gain (loss) on derivative instruments	(9)	—	(10)	—
Less: gain (loss) on derivatives reclassified into income	7	4	20	8
Less: income tax benefit (expense)	(1)	(1)	(5)	(2)

Unrealized gain (loss) on derivative instruments, net of tax	(3)	3	5	6

Comprehensive income (loss)	$(58)	$(49)	$(16)	$222

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flow from operations:
Net income (loss)	$(96)	$227
Income (loss) from discontinued operations	13	312

Income (loss) from continuing operations	(109)	(85)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	364	344
Deferred income tax provision (benefit)	(45)	13
Stock compensation expense	14	20
Amortization of deferred financing costs and debt discount	20	19
Loss on extinguishment of debt	2	51
Other noncash items	1	(1)
Accounts receivable and other current assets	73	109
Accounts payable and accrued expenses	(112)	(121)
Accrued income tax	(6)	(87)
Clearing broker assets and liabilities, net	(7)	3
Deferred revenue	(19)	(45)

Cash flow from (used in) continuing operations	176	220
Cash flow from (used in) discontinued operations	1	(234)

Cash flow from (used in) operations	177	(14)

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(26)	(9)
Cash paid for property and equipment and software	(128)	(115)
Other investing activities	(1)	3

Cash provided by (used in) continuing operations	(155)	(121)
Cash provided by (used in) discontinued operations	(5)	1,742

Cash provided by (used in) investment activities	(160)	1,621

Financing activities:
Cash received from borrowings, net of fees	14	(17)
Cash used to repay debt	(2)	(1,725)
Premium paid to retire debt	—	(27)
Cash used to purchase treasury stock	—	(4)
Other financing activities	(7)	(11)

Cash provided by (used in) continuing operations	5	(1,784)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	5	(1,784)

Effect of exchange rate changes on cash	21	3

Increase (decrease) in cash and cash equivalents	43	(174)
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $7 2012, $5	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $8; 2012, $0	$821	$699

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	June 30, 2012
Assets
Current:
Cash and cash equivalents	$868	$699
Trade receivables, less allowance for doubtful accounts of $38 and $48	802	686
Earned but unbilled receivables	149	145
Prepaid expenses and other current assets	117	141
Clearing broker assets	213	101
Assets held for sale	1,326	—

Total current assets	3,475	1,772

Property and equipment, less accumulated depreciation of $1,296 and $1,405	893	871
Software products, less accumulated amortization of $1,431 and $1,543	554	464
Customer base, less accumulated amortization of $1,269 and $1,385	1,580	1,470
Other intangible assets, less accumulated amortization of $22 and $25	144	119
Trade name, less accumulated amortization of $10 and $1	1,019	1,019
Goodwill	4,885	4,872

Total Assets	$12,550	$10,587

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$10	$10
Accounts payable	60	29
Accrued compensation and benefits	300	245
Accrued interest expense	92	68
Accrued income taxes	24	172
Other accrued expenses	318	311
Clearing broker liabilities	179	69
Deferred revenue	862	817
Deferred income taxes	76	—
Liabilities related to assets held for sale	230	—

Total current liabilities	2,151	1,721

Long-term debt	7,819	6,101
Deferred income taxes	1,119	1,078

Total liabilities	11,089	8,900

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,793	3,797
Accumulated deficit	(2,286)	(2,059)
Accumulated other comprehensive income (loss)	(46)	(51)

Total stockholder’s equity	1,461	1,687

Total Liabilities and Stockholder’s Equity	$12,550	$10,587

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Services	$1,022	$986	$2,017	$1,975
License and resale fees	81	83	142	114

Total products and services	1,103	1,069	2,159	2,089
Reimbursed expenses	30	15	60	34

Total revenue	1,133	1,084	2,219	2,123

Costs and expenses:
Cost of sales and direct operating	482	446	975	915
Sales, marketing and administration	293	266	555	524
Product development and maintenance	103	97	199	185
Depreciation and amortization	68	70	137	141
Amortization of acquisition-related intangible assets	110	101	227	203

Total costs and expenses	1,056	980	2,093	1,968

Operating income (loss)	77	104	126	155
Interest income	1	—	2	—
Interest expense and amortization of deferred financing fees	(129)	(101)	(266)	(223)
Loss on extinguishment of debt	—	(36)	(2)	(51)
Other income (expense)	—	—	—	2

Income (loss) from continuing operations before income taxes	(51)	(33)	(140)	(117)
Benefit from (provision for) income taxes	20	25	31	32

Income (loss) from continuing operations	(31)	(8)	(109)	(85)
Income (loss) from discontinued operations, net of tax	(42)	—	13	312

Net income (loss)	(73)	(8)	(96)	227

Other comprehensive income (loss):
Foreign currency translation	18	(44)	75	(11)

Foreign currency translation, net	18	(44)	75	(11)

Unrealized gain (loss) on derivative instruments	(9)	—	(10)	—
Less: gain (loss) on derivatives reclassified into income	7	4	20	8
Less: income tax benefit (expense)	(1)	(1)	(5)	(2)

Unrealized gain (loss) on derivative instruments, net of tax	(3)	3	5	6

Comprehensive income (loss)	$(58)	$(49)	$(16)	$222

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flow from operations:
Net income (loss)	$(96)	$227
Income (loss) from discontinued operations	13	312

Income (loss) from continuing operations	(109)	(85)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	364	344
Deferred income tax provision (benefit)	(45)	13
Stock compensation expense	14	20
Amortization of deferred financing costs and debt discount	20	19
Loss on extinguishment of debt	2	51
Other noncash items	1	(1)
Accounts receivable and other current assets	73	109
Accounts payable and accrued expenses	(112)	(121)
Accrued income tax	(6)	(87)
Clearing broker assets and liabilities, net	(7)	3
Deferred revenue	(19)	(45)

Cash flow from (used in) continuing operations	176	220
Cash flow from (used in) discontinued operations	1	(234)

Cash flow from (used in) operations	177	(14)

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(26)	(9)
Cash paid for property and equipment and software	(128)	(115)
Other investing activities	(1)	3

Cash provided by (used in) continuing operations	(155)	(121)
Cash provided by (used in) discontinued operations	(5)	1,742

Cash provided by (used in) investment activities	(160)	1,621

Financing activities:
Cash received from borrowings, net of fees	14	(17)
Cash used to repay debt	(2)	(1,725)
Premium paid to retire debt	—	(27)
Other financing activities	(7)	(15)

Cash provided by (used in) continuing operations	5	(1,784)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	5	(1,784)

Effect of exchange rate changes on cash	21	3

Increase (decrease) in cash and cash equivalents	43	(174)
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $7 2012, $5	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $8; 2012, $0	$821	$699

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

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for SCC and SCCII and the Company’s Registration Statement on Form S-1 dated June 4, 2012 for SunGard. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In September 2011, the FASB issued amended guidance that could simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be “more likely than not” that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. This guidance will be applicable for the annual goodwill impairment test performed as of July 1, 2012.

On July 27, 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of this Update, but does not expect the Update to have a material impact on the consolidated financial statements.

2. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the six months ended June 30, 2012, the Company completed one acquisition in its FS segment. Cash paid, net of cash acquired, was $9 million. The impact of this acquisition was not material to the consolidated financial statements.

At June 30, 2012, contingent purchase price obligations that depend on the operating performance of certain acquired businesses were $6 million, of which $3 million is included in other accrued expenses.

Discontinued Operations

In January 2012, the Company sold its Higher Education (“HE”) business and used the net cash proceeds (as defined in its senior secured credit agreement (“Credit Agreement”)) of $1.222 billion, which is the gross transaction value of $1.775 billion less applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans (see note 5). The results for the discontinued operations for the three and six months ended June 30, 2011 and 2012 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue	$133	$—	$257	$23

Operating income (loss)	30	—	44	(2)
Gain on sale of business	—	—	—	563

Income (loss) before income taxes	30	—	44	561
Benefit from (provision for) income taxes	(72)	—	(31)	(249)

Income (loss) from discontinued operations	$(42)	$—	$13	$312

Assets held for sale and liabilities related to assets held for sale consisted of the following (in millions) at December 31, 2011 and for the closing balance sheet on January 20, 2012:

	December 31, 2011	January 20, 2012
Cash	$5	$7
Accounts receivable, net	88	90
Prepaid expenses and other current assets	13	14
Property and equipment, net	31	31
Software products, net	78	78
Customer base, net	182	182
Goodwill	929	929

Assets held for sale	$1,326	$1,331

Accounts payable	$1	$5
Accrued compensation and benefits	15	21
Other accrued expenses	12	9
Deferred revenue	106	109
Deferred income taxes	96	96

Liabilities related to assets held for sale	$230	$240

3. Goodwill:

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	Other	Subtotal	AS	Other	Subtotal	Total
Balance at December 31, 2011	$3,480	$2,239	$545	$6,264	$(1,162)	$(217)	$(1,379)	$4,885
2012 acquisitions	4	—	—	4	—	—	—	4
Adjustments related to the LBO and prior year acquisitions	(2)	(2)	—	(4)	—	—	—	(4)
Effect of foreign currency translation	(10)	(3)	—	(13)	—	—	—	(13)

Balance at June 30, 2012	$3,472	$2,234	$545	$6,251	$(1,162)	$(217)	$(1,379)	$4,872

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2011	June 30, 2012
Segregated customer cash and treasury bills	$23	$13
Securities borrowed	157	50
Receivables from customers and other	33	38

Clearing broker assets	$213	$101

Payables to customers	$16	$9
Securities loaned	145	41
Payable to brokers and dealers	18	19

Clearing broker liabilities	$179	$69

Segregated customer cash is held by the Company on behalf of customers. Securities borrowed and loaned are collateralized financing transactions which are cash deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

The Company is currently winding-down the operations of its stock loan and clearing services business. As a result, the Company expects the balances of clearing broker assets and liabilities will continue to decrease through the remainder of 2012.

5. Debt and Derivatives:

On January 20, 2012, the Company completed the sale of HE and used net cash proceeds (as defined in the Credit Agreement) of $1.22 billion to repay, on a pro-rata basis, outstanding term loans.

On April 2, 2012, SunGard redeemed, for $527 million plus accrued and unpaid interest to the redemption date, all of its outstanding $500 million 10.625% senior notes due 2015 (“2015 Notes”) under the Indenture dated as of September 29, 2008 among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee (as amended or supplemented from time to time, the “2015 Indenture”). In conjunction with the redemption of the 2015 Notes, the Company expensed approximately $7 million of unamortized deferred financing costs and the $3 million issue discount.

On March 2, 2012, SunGard amended its Credit Agreement to, among other things, extend the maturity date of approximately $908 million of tranche A and incremental term loans from February 28, 2014 to February 28, 2017, extend the maturity of $880 million of revolving credit facility commitments from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions, in order to, among other things, permit the potential spin-off of AS. The tranche B, tranche C and revolving credit facility each have springing maturity provisions which are described in the Company’s Credit Agreement as amended and filed with the Company’s Form 8-K dated March 2, 2012.

Debt consisted of the following at December 31, 2011 and June 30, 2012 (in millions):

	December 31, 2011	June 30, 2012
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—
Tranche A, effective interest rate of 3.33% and 1.99%	1,386	255
Tranche B, effective interest rate of 4.32% and 4.38%	2,407	1,719
Tranche C, effective interest rate of 3.99%	—	908
Incremental term loan at 3.78% and 3.75%	479	169

Total Senior Secured Credit Facilities	4,272	3,051

Senior Secured Notes due 2014 at 4.875%, net of discount of $8 and $6	242	244
Senior Notes due 2015 at 10.625%, net of discount of $3 and $0	497	—
Senior Notes due 2018 at 7.375%	900	900
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2015 at 10.25%	1,000	1,000
Secured accounts receivable facility, at 3.79% and 3.74%	200	200
Other	18	16

Total debt	7,829	6,111
Short-term borrowings and current portion of long-term debt	(10)	(10)

Long-term debt	$7,819	$6,101

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

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $11 million and $7 million as of December 31, 2011 and June 30, 2012, respectively.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $7 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at June 30, 2012.

6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$171	$—	$—	$171

Liabilities
Interest rate swap agreements and other	$—	$8	$—	$8

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$351	$—	$—	$351

Liabilities
Interest rate swap agreements and other	$—	$15	$—	$15

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Cash and cash equivalents—money market funds is recognized and measured at fair value in the Company’s financial statements. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2011 and June 30, 2012 (in millions):

	December 31, 2011		June 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$4,472	$4,372	$3,251	$3,213
Fixed rate debt	3,357	3,454	2,860	3,005

The fair value of the Company’s floating rate and fixed rate long-term debt (level 2) is determined using actual market quotes and benchmark yields received from independent vendors.

7. Equity:

A rollforward of SCC’s equity for 2012 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2011	$47	$6	$(663)	$(610)	$28	$2,038	$2,066
Net income (loss)	—	—	105	105	—	122	122
Foreign currency translation	—	—	(11)	(11)	—	—	—
Net unrealized gain on derivative instruments	—	—	6	6	—	—	—

Comprehensive income (loss)	—	—	100	100	—	122	122
Stock compensation expense	—	—	20	20	—	—	—
Termination of put options due to employee terminations and other	(8)	(1)	10	1	(5)	3	(2)
Purchase of treasury stock	—	—	(5)	(5)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units	11	1	(19)	(7)	7	—	7
Other	—	—	(8)	(8)	—	—	—

Balance at June 30, 2012	$50	$6	$(565)	$(509)	$30	$2,161	$2,191

A rollforward of SCC’s equity for 2011 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2010	$87	$11	$(330)	$(232)	$54	$1,782	$1,836
Net income (loss)	—	—	(205)	(205)	2	107	109
Foreign currency translation	—	—	75	75	—	—	—
Net unrealized gain on derivative instruments	—	—	5	5	—	—	—

Comprehensive income (loss)	—	—	(125)	(125)	2	107	109
Stock compensation expense	—	—	15	15	—	—	—
Termination of put options due to employee terminations and other	(36)	(4)	41	1	(28)	28	—
Issuance of common and preferred stock	(1)	—	3	2	—	—	—
Purchase of treasury stock	—	—	(1)	(1)	—	—	—
Transfer intrinsic value of vested restricted stock units	5	—	(8)	(3)	3	—	3
Other	—	—	(8)	(8)	—	—	—

Balance at June 30, 2011	$55	$7	$(413)	$(351)	$31	$1,917	$1,948

In the case of termination of employment resulting from disability or death, an employee or his/her estate may exercise a put option which would require the Company to repurchase vested shares at the current fair market value. These common or preferred shares must be classified as temporary equity (between liabilities and equity) on the balance sheet of SCC and SCCII. At vesting or exercise, grant-date intrinsic value or exercise value, respectively, is reclassified to temporary equity. On termination of employment for other than death or disability, the value included in temporary equity is reclassified to permanent equity.

The components of accumulated other comprehensive income (loss) at December 31, 2011 and June 30, 2012 are as follows (in millions):

	December 31, 2011	June 30, 2012
Foreign currency translation	$(37)	$(48)
Unrealized gain (loss) on derivative instruments, net of tax	(9)	(3)

Accumulated other comprehensive income (loss)	$(46)	$(51)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Financial Systems	$714	$683	$1,386	$1,315
Availability Services	366	351	730	707
Other	53	50	103	101

Total revenue	$1,133	$1,084	$2,219	$2,123

Depreciation and amortization:
Financial Systems	$21	$20	$42	$41
Availability Services	45	48	91	96
Other	2	2	4	4

Total depreciation and amortization	$68	$70	$137	$141

Operating income (loss):
Financial Systems	$139	$147	$254	$252
Availability Services	81	72	154	135
Other	14	13	28	27
Corporate	(30)	(13)	(49)	(28)
Other costs (1)	(127)	(115)	(261)	(231)

Total operating income (loss)	$77	$104	$126	$155

Cash paid for property and equipment and software:
Financial Systems	$21	$23	$44	$43
Availability Services	45	30	80	68
Other	1	2	2	4
Corporate	—	—	2	—

Total cash paid for property and equipment and software	$67	$55	$128	$115

(1)	Includes stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $110 million and $101 million for the three months ended June 30, 2011 and 2012, respectively, and $227 million and $203 million for the six months ended June 30, 2011 and 2012, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011		2012
Financial Systems	$63	$53	$132	(2)	$108
Availability Services	43	43	86		86
Other	4	5	9		9

Total amortization of acquisition-related intangible assets	$110	$101	$227		$203

(2)	Includes approximately $7 million of impairment charges related to customer base and software.

The FS Segment is organized to align with customer-facing business areas. FS revenue by these business areas follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Capital Markets	$292	$275	$577	$513
Asset Management	115	113	223	226
Wealth Management	82	87	168	172
Corporate Liquidity & Energy	73	67	134	132
Banking	63	57	115	104
Insurance	42	40	81	81
Other	47	44	88	87

Total Financial Systems	$714	$683	$1,386	$1,315

9. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 million and $4 million of management fees in sales, marketing and administration expenses during the three months ended June 30, 2011 and 2012, respectively. The Company recorded $5 million and $6 million of management fees in sales, marketing and administration expenses during the six months ended June 30, 2011 and 2012, respectively. At December 31, 2011 and June 30, 2012, $4 million and $3 million, respectively, was included in other accrued expenses.

Additionally, during the first quarter of 2012, the Company paid to the Sponsors $17.8 million of management fees related to the sale of HE, which are included in the results of discontinued operations.

10. Supplemental Cash Flow Information:

Supplemental cash flow information for the six months ended June 30, 2011 and 2012 follows (in millions):

	Six Months Ended June 30,
Supplemental information:	2011	2012
Interest paid	$258	$228

Income taxes paid, net of refunds of $19 million and $5 million	$27	$279	(1)

Acquired businesses:
Property and equipment	$1	$—
Software products	11	—
Customer base	12	7
Goodwill	6	4
Deferred income taxes	(5)	(2)
Net current liabilities assumed	1	—

Cash paid for acquired businesses, net of cash acquired of $4 and $2 million, respectively	$26	$9

(1)	Approximately $241 million is related to the sale of HE and the income tax provision was included in discontinued operations.

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2011 and June 30, 2012, and for the three and six month periods ended June 30, 2011 and 2012 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$529	$(15)	$354	$—	$868
Intercompany balances	(5,247)	4,516	731	—	—
Trade receivables, net	2	603	346	—	951
Prepaid expenses, taxes and other current assets	1,461	54	271	(1,456)	330
Assets held for sale	—	1,315	13	(2)	1,326

Total current assets	(3,255)	6,473	1,715	(1,458)	3,475
Property and equipment, net	—	588	305	—	893
Intangible assets, net	120	2,701	476	—	3,297
Intercompany balances	250	1	(251)	—	—
Goodwill	—	3,784	1,101	—	4,885
Investment in subsidiaries	12,673	2,253	—	(14,926)	—

Total Assets	$9,788	$15,800	$3,346	$(16,384)	$12,550

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$3	$7	$—	$10
Accounts payable and other current liabilities	296	2,170	901	(1,456)	1,911
Liabilities related to assets held for sale	—	219	11	—	230

Total current liabilities	296	2,392	919	(1,456)	2,151
Long-term debt	7,612	2	205	—	7,819
Intercompany debt	82	19	16	(117)	—
Deferred income taxes	337	714	68	—	1,119

Total liabilities	8,327	3,127	1,208	(1,573)	11,089

Total stockholder’s equity	1,461	12,673	2,138	(14,811)	1,461

Total Liabilities and Stockholder’s Equity	$9,788	$15,800	$3,346	$(16,384)	$12,550

(in millions)	Supplemental Condensed Consolidating Balance Sheet June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$397	$(1)	$303	$—	$699
Intercompany balances	(2,789)	2,044	745	—	—
Trade receivables, net	4	552	275	—	831
Prepaid expenses, taxes and other current assets	1,284	133	186	(1,361)	242
Assets held for sale	—	—	—	—	—

Total current assets	(1,104)	2,728	1,509	(1,361)	1,772
Property and equipment, net	—	578	293	—	871
Intangible assets, net	99	2,543	430	—	3,072
Intercompany balances	245	—	(245)	—	—
Goodwill	—	3,832	1,040	—	4,872
Investment in subsidiaries	8,866	2,030	—	(10,896)	—

Total Assets	$8,106	$11,711	$3,027	$(12,257)	$10,587

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$2	$8	$—	$10
Accounts payable and other current liabilities	120	2,242	710	(1,361)	1,711
Liabilities related to assets held for sale	—	—	—	—	—

Total current liabilities	120	2,244	718	(1,361)	1,721
Long-term debt	5,894	2	205	—	6,101
Intercompany debt	83	(89)	6	—	—
Deferred income taxes	322	688	68	—	1,078

Total liabilities	6,419	2,845	997	(1,361)	8,900

Total stockholder’s equity	1,687	8,866	2,030	(10,896)	1,687

Total Liabilities and Stockholder’s Equity	$8,106	$11,711	$3,027	$(12,257)	$10,587

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$745	$520	$(132)	$1,133

Costs and expenses:
Cost of sales and administrative expenses	38	575	397	(132)	878
Depreciation and amortization	—	45	23	—	68
Amortization of acquisition-related intangible assets	—	90	20	—	110

Total costs and expenses	38	710	440	(132)	1,056

Operating income (loss)	(38)	35	80	—	77
Net interest income (expense)	(120)	—	(8)	—	(128)
Other income (expense)	73	49	—	(122)	—

Income (loss) from continuing operations before income taxes	(85)	84	72	(122)	(51)
Benefit from (provision for) income taxes	54	(12)	(22)	—	20

Income (loss) from continuing operations	(31)	72	50	(122)	(31)
Income (loss) from discontinued operations, net of tax	(42)	(42)	2	40	(42)

Net income (loss)	$(73)	$30	$52	$(82)	$(73)

Comprehensive income (loss)	$(58)	$48	$70	$(118)	$(58)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$732	$438	$(86)	$1,084

Costs and expenses:
Cost of sales and administrative expenses	24	522	349	(86)	809
Depreciation and amortization	—	48	22	—	70
Amortization of acquisition-related intangible assets	—	85	16	—	101

Total costs and expenses	24	655	387	(86)	980

Operating income (loss)	(24)	77	51	—	104
Net interest income (expense)	(95)	—	(6)	—	(101)
Other income (expense)	14	20	—	(70)	(36)

Income (loss) from continuing operations before income taxes	(105)	97	45	(70)	(33)
Benefit from (provision for) income taxes	97	(47)	(25)	—	25

Income (loss) from continuing operations	(8)	50	20	(70)	(8)
Income (loss) from discontinued operations, net of tax	—	(6)	(7)	13	—

Net income (loss)	$(8)	$44	$13	$(57)	$(8)

Comprehensive income (loss)	$(49)	$15	$(14)	$(1)	$(49)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,471	$964	$(216)	$2,219

Costs and expenses:
Cost of sales and administrative expenses	64	1,096	785	(216)	1,729
Depreciation and amortization	—	92	45	—	137
Amortization of acquisition-related intangible assets	—	181	46	—	227

Total costs and expenses	64	1,369	876	(216)	2,093

Operating income (loss)	(64)	102	88	—	126
Net interest income (expense)	(247)	(1)	(16)	—	(264)
Other income (expense)	94	49	—	(145)	(2)

Income (loss) from continuing operations before income taxes	(217)	150	72	(145)	(140)
Benefit from (provision for) income taxes	108	(55)	(22)	—	31

Income (loss) from continuing operations	(109)	95	50	(145)	(109)
Income (loss) from discontinued operations, net of tax	13	13	2	(15)	13

Net income (loss)	$(96)	$108	$52	$(160)	$(96)

Comprehensive income (loss)	$(16)	$182	$123	$(305)	$(16)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$1,445	$851	$(173)	$2,123

Costs and expenses:
Cost of sales and administrative expenses	49	1,056	692	(173)	1,624
Depreciation and amortization	—	96	45	—	141
Amortization of acquisition-related intangible assets	—	169	34	—	203

Total costs and expenses	49	1,321	771	(173)	1,968

Operating income (loss)	(49)	124	80	—	155
Net interest income (expense)	(209)	—	(14)	—	(223)
Other income (expense)	66	43	2	(160)	(49)

Income (loss) from continuing operations before income taxes	(192)	167	68	(160)	(117)
Benefit from (provision for) income taxes	107	(50)	(25)	—	32

Income (loss) from continuing operations	(85)	117	43	(160)	(85)
Income (loss) from discontinued operations, net of tax	312	87	(3)	(84)	312

Net income (loss)	$227	$204	$40	$(244)	$227

Comprehensive income (loss)	$222	$200	$35	$(235)	$222

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(96)	$108	$52	$(160)	$(96)
Income (loss) from discontinued operations	13	13	2	(15)	13

Income (loss) from continuing operations	(109)	95	50	(145)	(109)
Non cash adjustments	(70)	186	95	145	356
Changes in operating assets and liabilities	(110)	74	(35)	—	(71)

Cash flow provided by (used in) continuing operations	(289)	355	110	—	176
Cash flow provided by (used in) discontinued operations	—	2	(1)	—	1

Cash flow provided by (used in) operations	(289)	357	109	—	177

Investment activities:
Intercompany transactions	349	(252)	(97)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(6)	(20)	—	(26)
Cash paid for property and equipment and software	(1)	(91)	(36)	—	(128)
Other investing activities	(3)	—	2	—	(1)

Cash provided by (used in) continuing operations	345	(349)	(151)	—	(155)
Cash provided by (used in) discontinued operations	—	(5)	—	—	(5)

Cash provided by (used in) investment activities	345	(354)	(151)	—	(160)

Financing activities:
Net repayments of long-term debt	(5)	1	16	—	12
Other financing activities	(6)	—	(1)	—	(7)

Cash provided by (used in) continuing operations	(11)	1	15	—	5
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(11)	1	15	—	5

Effect of exchange rate changes on cash	—	—	21	—	21

Increase (decrease) in cash and cash equivalents	45	4	(6)	—	43
Beginning cash and cash equivalents	179	—	599	—	778

Ending cash and cash equivalents	$224	$4	$593	$—	$821

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$227	$204	$40	$(244)	$227
Income (loss) from discontinued operations	312	87	(3)	(84)	312

Income (loss) from continuing operations	(85)	117	43	(160)	(85)
Non cash adjustments	13	199	74	160	446
Changes in operating assets and liabilities	(151)	30	(20)	—	(141)

Cash flow from (used in) continuing operations	(223)	346	97	—	220
Cash flow from (used in) discontinued operations	(240)	3	3	—	(234)

Cash flow from (used in) operations	(463)	349	100	—	(14)

Investment activities:
Intercompany transactions	2,115	(223)	(121)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	—	(9)	—	(9)
Cash paid for property and equipment and software	—	(83)	(32)	—	(115)
Other investing activities	—	—	3	—	3

Cash provided by (used in) continuing operations	2,115	(306)	(159)	(1,771)	(121)
Cash provided by (used in) discontinued operations	—	1,742	—	—	1,742

Cash provided by (used in) investment activities	2,115	1,436	(159)	(1,771)	1,621

Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Net repayments of long-term debt	(1,742)	—	—	—	(1,742)
Premium paid to retire debt	(27)	—	—	—	(27)
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(1,784)	(1,771)	—	1,771	(1,784)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) financing activities	(1,784)	(1,771)	—	1,771	(1,784)
Effect of exchange rate changes on cash	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	(132)	14	(56)	—	(174)
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$397	$(1)	$303	$—	$699

During the first quarter of 2012, the Company determined that it had incorrectly accounted for intercompany dividend income and the related eliminations presented in the Supplemental Condensed Consolidating Schedules of Operations in the Company’s Form 10-K for the periods ended December 31, 2009, 2010 and 2011. The Company determined that the incorrect presentation resulted in an understatement of income (or overstatement of loss) from continuing operations and net income (loss) for both the Non-Guarantor subsidiaries and the Guarantor subsidiaries. It was further determined that cash flows from operations and cash flows from investment activities for Parent (SunGard), Guarantor subsidiaries and Non-Guarantor subsidiaries were each affected between operating and investing. The Company also identified a misclassification of expense between Guarantor subsidiaries and Non-Guarantor subsidiaries in 2010 totaling $91 million. In addition, the Company also determined that it had incorrectly recorded intercompany transactions between certain Guarantor and Non-Guarantor subsidiaries as a component of net interest income (expense) resulting in an understatement of operating expenses for the Guarantor subsidiaries and an understatement of revenues for the Non-Guarantor subsidiaries. These errors had no impact on the consolidated financial statements of SunGard or any debt covenants and had no impact on the ability of SunGard’s subsidiaries to dividend cash to SunGard for debt service requirements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements. The preceding tables for 2011 have been revised to reflect the correction of these errors.

The following is a summary of the impacts of the errors on each of the statements that were included in the Quarterly Report on Form 10-Q for the periods indicated (n/c = no change).

	Parent Company			Guarantor			Non-Guarantor			Eliminations
(in millions)	As Reported	As Revised		As Reported	As Revised		As Reported	As Revised		As Reported	As Revised
Three Months Ended June 30, 2011
Revenue	n/c	n/c		$866	$745	(c)	$399	$520	(c)	$1	$(132	)(c)
Operating income (loss)	$(39)	$(38)		194	35	(c)	(49)	80	(c)	n/c	n/c
Other income (loss)	29	73	(a)	12	49	(a)	n/c	n/c	(a)	(40)	(122	)(a)
Income (loss) from before income taxes	(128)	n/a		129	n/a		18	n/a		(40)	n/a
Income (loss) from continuing operations before income taxes	n/a	(85	)(a)	n/a	84	(a)	n/a	72	(a)	n/a	(122	)(a)
Income (loss) from continuing operations	n/a	(31	)(a)	n/a	72	(a)	n/a	50	(a)	n/a	(122	)(a)
Net loss	n/c	n/c		28	30	(a)	12	52	(a)	(40)	(82	)(a)

Six Months Ended June 30, 2011
Revenue	n/c	n/c		$1,711	$1,471	(c)	$765	$964	(c)	$—	$(216	)(c)
Operating income (loss)	$(65)	$(64)		359	102	(c)	(125)	88	(c)	n/c	n/c
Other income	78	94	(b)	(50)	49	(b)	n/c	n/c	(b)	(29)	(145	)(b)
Income (loss) from before income taxes	(192)	n/a		197	n/a		(72)	n/a		(29)	n/a
Income (loss) from continuing operations before income taxes	n/a	(217	)(b)	n/a	150	(b)	n/a	72	(b)	n/a	(145	)(b)
Income (loss) from continuing operations	n/a	(109	)(b)	n/a	95	(b)	n/a	50	(b)	n/a	(145	)(b)
Net loss	n/c	n/c		79	108	(b)	(50)	52	(b)	(29)	(160	)(b)

In addition to the change in the presentation of HE as a discontinued operation subsequent to the initial reporting, the changes outlined below have been made in the amounts presented “As Revised”.

(a)	Impact of the correction of intercompany dividends of $2 million, $54 million and $(56) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(b)	Impact of the correction of intercompany dividends of $42 million, $105 million and $(147) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(c)	The correction of the error related to intercompany transactions caused an increase in Non-Guarantor Revenue and an increase in Guarantor Costs of sales and administrative expenses. As the amounts are intercompany charges, the related eliminations also increased by an equal amount. These amounts had previously been reported in the caption Interest income (expense) and correction of the error decreases Interest income for the Non-Guarantor subsidiaries and decreases Interest expense for the Guarantor subsidiaries. The impacts to each of the periods presented in the table above for this error were as follows:

•	Three months ended June 30, 2011: $132 million;

•	Six months ended June 30, 2011: $216 million.

n/a = not applicable as the Company did not report discontinued operations in the original filing.

Supplemental Condensed Consolidating Schedule of Cash Flows

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
(in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Six Months Ended June 30, 2011
Cash flow from operations:
Net income (loss)	n/c	n/c	$79	$108	$(50)	$52	$(29)	$(160)
Income (loss) from continuing operations	n/a	$(109)	n/a	95	n/a	50	n/a	(145)
Non-cash adjustments	$(53)	(70)	322	186	98	95	29	145
Changes in operating assets and liabilities	82	(110)	(131)	74	(74)	(35)	n/c	n/c

Cash flow from (used in) continuing operations	n/a	(289)	n/a	355	n/a	110	n/a	—
Cash flow from (used in) operations	(67)	(289)	270	357	(26)	109	n/c	n/c

Investment activities:
Intercompany transactions	127	349	(165)	(252)	38	(97)	n/c	n/c

Cash provided by (used in) continuing operations	n/a	345	n/a	(349)	n/a	(151)	n/a	—
Cash provided by (used in) operations in investment activities	123	345	(267)	(354)	(16)	(151)	n/c	n/c

The impact of the dividend elimination error is shown above as the difference between As Reported and As Revised Cash flow from (used in) operations and Cash provided by (used in) investment activities. Other captions presented above have been adjusted to reflect both the error and the presentation of HE as a discontinued operation.

The Company will revise the September 30, 2011 financial statements, which were presented in the Form 10-Q for the three and nine months ended September 30, 2011 to reflect the revisions discussed above, the next time such financial statements are included for comparative purposes. Condensed summaries of the As Reported and As Revised results of operations for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011 were presented in Note 11 of Notes to Consolidated Financial Statements included in the Company’s Form 10-Q for the three months ended March 31, 2012. See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Form 10-Q for the three months ended March 31, 2012 for other periods corrected as a result of the errors, including the three and nine months ended September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and presumes that readers have read or have access to the discussion and analysis in this filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

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

Results of Operations:

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Three Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial Systems (FS)	$714	63%	$683	63%	(4)%	$703	63%	(2)%
Availability Services (AS)	366	32%	351	32%	(4)%	357	32%	(2)%
Other (1)	53	5%	50	5%	(3)%	50	5%	(3)%

	$1,133	100%	$1,084	100%	(4)%	$1,110	100%	(2)%

Costs and Expenses
Cost of sales and direct operating	$482	43%	$446	41%	(7)%	$456	41%	(5)%
Sales, marketing and administration	293	26%	266	25%	(8)%	274	25%	(6)%
Product development and maintenance	103	9%	97	9%	(6)%	104	9%	1%
Depreciation and amortization	68	6%	70	6%	3%	70	6%	3%
Amortization of acquisition-related intangible assets	110	10%	101	9%	(9)%	101	9%	(9)%

	$1,056	93%	$980	90%	(7)%	$1,005	90%	(5)%

Operating Income
Financial Systems (2)	$139	19%	$147	22%	6%	$146	21%	5%
Availability Services (2)	81	22%	72	20%	(11)%	74	21%	(8)%
Other (1)(2)	14	28%	13	26%	(12)%	13	26%	(12)%
Corporate	(30)	(3)%	(13)	(1)%	55%	(13)	(1)%	55%
Amortization of acquisition-related intangible assets	(110)	(10)%	(101)	(9)%	9%	(101)	(9)%	9%
Stock compensation expense	(8)	(1)%	(9)	(1)%	(6)%	(9)	(1)%	(6)%
Other costs (3)	(9)	(1)%	(5)	—%	36%	(5)	—%	36%

	$77	7%	$104	10%	34%	$105	10%	36%

(1)	Other includes our Public Sector and K-12 businesses.
(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(3)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Three Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
(in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems
Services	$616	54%	$596	55%	(3)%	$611	55%	(1)%
License and resale fees	73	6%	76	7%	5%	81	7%	12%

Total products and services	689	61%	672	62%	(2)%	692	62%	1%
Reimbursed expenses	25	2%	11	1%	(57)%	11	1%	(57)%

	$714	63%	$683	63%	(4)%	$703	63%	(2)%

Availability Services
Services	$361	32%	$346	32%	(4)%	$352	32%	(2)%
License and resale fees	1	—%	1	—%	(25)%	1	—%	(24)%

Total products and services	362	32%	347	32%	(4)%	353	32%	(2)%
Reimbursed expenses	4	—%	4	—%	6%	4	—%	13%

	$366	32%	$351	32%	(4)%	$357	32%	(2)%

Other
Services	$45	4%	$44	4%	(2)%	$44	4%	(2)%
License and resale fees	7	1%	6	1%	(11)%	6	1%	(11)%

Total products and services	52	5%	50	5%	(3)%	50	5%	(3)%
Reimbursed expenses	1	—%	—	—%	(19)%	—	—%	(19)%

	$53	5%	$50	5%	(3)%	$50	5%	(3)%

Total Revenue
Services	$1,022	90%	$986	91%	(3)%	$1,007	91%	(1)%
License and resale fees	81	7%	83	8%	3%	88	8%	9%

Total products and services	1,103	97%	1,069	99%	(3)%	1,095	99%	(1)%
Reimbursed expenses	30	3%	15	1%	(48)%	15	1%	(47)%

	$1,133	100%	$1,084	100%	(4)%	$1,110	100%	(2)%

Income from Operations:

Our total operating margin was 10% for the three months ended June 30, 2012, compared to 7% for the three months ended June 30, 2011. The more significant factors impacting the 260 basis point increase in operating margin are the $16 million decrease in employment-related expenses, which had a 140 basis point impact on the operating margin; a 90 basis point impact, or $9 million, from the decrease in amortization of acquisition-related intangible assets; the 70 basis point impact, or $9 million, from the increase in software license fee revenue; the 40 basis point impact, or $4 million, from the decrease in facilities costs; and the 40 basis point impact, or $4 million, from the decrease in external services fees; partially offset by the (30) basis point impact, or $3 million, from the increase in currency transaction losses.

Financial Systems:

The FS operating margin was 21% and 19% for the three months ended June 30, 2012 and 2011, respectively. The more significant factors impacting the 140 basis point increase in operating margin are a $9 million increase in software license fee revenue, which had a 100 basis point impact on the operating margin; the 70 basis point impact, or $5 million, from the decrease in employment-related expenses; the 60 basis point impact, or $4 million, from the decrease in facilities costs; and the 30 basis point impact from the lower activity level of the Broker/Dealer; partially offset by the (40) basis point impact, or $3 million, from the increase in currency transaction losses; and the (40) basis point impact from acquisitions in the past twelve months.

Availability Services:

The AS operating margin was 21% and 22% for the three months ended June 30, 2012 and 2011, respectively, a decrease of 120 basis points. In North America, recovery services, which typically uses shared resources, had a (160) basis point impact on AS operating margin in 2012 due primarily to a $14 million decrease in higher margin recovery services revenue, partially offset by a $5 million decrease in equipment expense. Professional services had a (40) basis point impact on the margin in 2012 due primarily to an increase in employment-related expenses. Managed services helped the margin in 2012 by 70 basis points due primarily to a $4 million increase in managed services revenue, which typically uses dedicated resources and is therefore lower in margin than recovery services revenue, and a $1 million decrease in facilities costs, partially offset by a $1 million increase in depreciation and amortization and a combined $1 million of increased employment-related and equipment expenses.

Other:

The operating margin from Other was 26% and 28% for the three months ended June 30, 2012 and 2011, respectively, and operating income decreased $1 million. The operating margin decreased due primarily to unchanged costs on lower revenue.

Revenue:

Total reported revenue decreased $49 million, or 4%, for the three months ended June 30, 2012 compared to the second quarter of 2011. On a constant currency basis, revenue decreased $23 million, or 2%. Approximately $21 million of the $23 million decrease was due to a decrease in revenue from one of our Capital Markets businesses, a broker/dealer. This business, whose performance is a function of market volatility and customer mix (the “Broker/Dealer”), had an inherently lower margin than our other financial systems businesses. The $21 million decrease was due primarily to no longer providing correspondent clearing services for a large, former Broker/Dealer customer that has since begun to self-clear its broker/dealer operations. The remaining decrease in total revenue is due mainly to a $14 million decrease in AS recovery services and a $6 million decrease in FS professional services revenue, partially offset by an increase in FS software license revenue of $9 million and a $4 million increase in AS managed services.

Financial Systems:

FS reported revenue decreased $31 million, or 4%, in the second quarter of 2012 from the prior year period, and decreased 2% on a constant currency basis. Four percentage points of the decrease on a constant currency basis was related to lower revenues from the Broker/Dealer. Reported revenue from license and resale fees included software license revenue of $73 million, an increase of $4 million, or 6%, compared to the same quarter in 2011. On a constant currency basis, software license fees increased $9 million, or 13%, due primarily to an increase in high-value, multi-year license transactions with some scope expansion. Professional services revenue decreased $6 million, or 4%, due primarily to successful completion of projects in the second quarter of 2011 and relatively lower demand in 2012 driven by economic conditions and related budget constraints.

Availability Services:

AS reported revenue decreased $15 million, or 4%, in the second quarter of 2012 from the prior year period. On a constant currency basis, revenue decreased $9 million, or 2%, in the quarter. In North America, which accounts for over 75% of our AS business, revenue decreased 2%, where decreases in recovery services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, increased 1%, where an increase in managed services, consulting services and application software revenue was mostly offset by a decrease in recovery services revenue. Our recovery services revenue has been declining due to customers’ shift from tape-based backup and recovery to either in-house solutions or disk- and cloud-based solutions. Separately, in managed services, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Other:

Reported revenue and constant currency revenue from Other decreased $3 million, or 3%, for the three months ended June 30, 2012 from the corresponding period in 2011. Reported revenue from license and resale fees included software license revenue of $2 million in the three months ended June 30, 2012, a decrease of approximately $0.5 million from the prior year period.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 41% and 43% in the three-month periods ended June 30, 2012 and 2011, respectively, and decreased $26 million. Impacting the period was a $18 million decrease in reimbursed expenses relating to the operations of the Broker/Dealer business due primarily to no longer providing correspondent clearing services for a large, former Broker/Dealer customer that has since begun to self-clear its broker/dealer operations; an $8 million decrease in FS employment-related expenses; a $6 million decrease in AS equipment costs associated with lower equipment leases, equipment and software maintenance and decreased network costs; and a decrease in FS facilities costs, partially offset by a $2 million increase from FS acquired businesses.

Sales, marketing and administration expenses as a percentage of total revenue was 25% and 26% in the three months ended June 30, 2012 and 2011, respectively, and decreased $19 million. Decreases in sales, marketing and administration expenses were due primarily to decreases in corporate employment-related expenses of $15 million mainly as a result of executive transition costs incurred in the second quarter of 2011; FS employment-related expenses of $7 million due primarily to the impact from severance actions taken in 2011; external services fees of $4 million; and AS and corporate advertising expense of $4 million mainly resulting from cost savings initiatives; partially offset by increases in FS facilities costs; FS currency transaction losses of $3 million; AS employment-related expenses of $2 million; and management fee expense of $2 million.

Because AS product development and maintenance costs are insignificant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. For the three months ended June 30, 2012 and 2011, product development and maintenance costs were 14% and 13%, respectively, of revenue excluding AS, respectively, and increased $1 million. The increase is primarily related to a $10 million increase in FS employment-related expenses, partially offset by a decrease in FS facilities costs and a $3 million increase in FS costs capitalized as software assets in the second quarter of 2012 from the prior year period.

Amortization of acquisition-related intangible assets was 9% and 10% of total revenue in the three months ended June 30, 2012 and 2011, respectively, and decreased $9 million. The decrease is due primarily to the $10 million impact of software assets that were fully amortized in the prior year.

Interest expense was $101 million and $129 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in interest expense was due primarily to the repayment in January 2012 of $1.22 billion of our outstanding term loans as a result of the sale of HE, the early extinguishment in April 2012 of $500 million, 10.625% senior notes due 2015 (“2015 Notes”) and interest rate decreases resulting from the expiration of interest rate swaps in each of February 2011 and 2012.

Loss on extinguishment of debt of $36 million for the three months ended June 30, 2012 was due to the repayment of the 2015 Notes.

The effective income tax rates for the three months ended June 30, 2012 and 2011 were 76% and 39%, respectively. The Company’s effective tax rate fluctuates from period to period due to the timing of recording discrete items, changes in the mix of income or losses in jurisdictions with a wide range of tax rates and permanent differences between GAAP and local tax laws. The effective tax rate for the three months ended June 30, 2012 was also impacted by the application of the loss limitation guidance, which requires that when the interim period loss before taxes exceeds the forecasted loss before taxes for the annual period, the tax benefit recognized associated with the interim period loss should be limited to the tax benefit associated with the loss expected to be recognized for the annual period.

Accreted dividends on SCCII’s cumulative preferred stock were $60 million and $55 million for the three months ended June 30, 2012 and 2011, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Six Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
(in millions)		percent of revenue		percent of revenue			percent of revenue
Revenue
Financial Systems (FS)	$1,386	62%	$1,315	62%	(5)%	$1,339	62%	(3)%
Availability Services (AS)	730	33%	707	33%	(3)%	716	33%	(2)%
Other (1)	103	5%	101	5%	(1)%	101	5%	(1)%

	$2,219	100%	$2,123	100%	(4)%	$2,156	100%	(3)%

Costs and Expenses
Cost of sales and direct operating	$975	44%	$915	43%	(6)%	$928	43%	(5)%
Sales, marketing and administration	555	25%	524	25%	(6)%	534	25%	(4)%
Product development and maintenance	199	9%	185	9%	(7)%	194	9%	(3)%
Depreciation and amortization	137	6%	141	7%	3%	141	7%	3%
Amortization of acquisition-related intangible assets	227	10%	203	10%	(11)%	203	9%	(11)%

	$2,093	94%	$1,968	93%	(6)%	$2,000	93%	(4)%

Operating Income
Financial Systems (2)	$254	18%	$252	19%	(1)%	$250	19%	(2)%
Availability Services (2)	154	21%	135	19%	(12)%	138	19%	(10)%
Other (1)(2)	28	28%	27	27%	(3)%	27	27%	(3)%
Corporate	(49)	(2)%	(28)	(1)%	42%	(28)	(1)%	41%
Amortization of acquisition-related intangible assets	(227)	(10)%	(203)	(10)%	11%	(203)	(9)%	11%
Stock compensation expense	(14)	(1)%	(20)	(1)%	(43)%	(20)	(1)%	(43)%
Other costs (3)	(20)	(1)%	(8)	—%	58%	(8)	—%	58%

	$126	6%	$155	7%	23%	$156	7%	24%

(1)	Other includes our Public Sector and K-12 businesses.
(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(3)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Six Months Ended June 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
(in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems
Services	$1,208	54%	$1,193	56%	(1)%	$1,212	56%	—%
License and resale fees	127	6%	100	5%	(21)%	105	5%	(17)%

Total products and services	1,335	60%	1,293	61%	(3)%	1,317	61%	(1)%
Reimbursed expenses	51	2%	22	1%	(58)%	22	1%	(58)%

	$1,386	62%	$1,315	62%	(5)%	$1,339	62%	(3)%

Availability Services
Services	$722	33%	$695	33%	(4)%	$703	33%	(3)%
License and resale fees	1	—%	1	—%	52%	1	—%	54%

Total products and services	723	33%	696	33%	(4)%	704	33%	(3)%
Reimbursed expenses	7	—%	11	1%	57%	12	1%	63%

	$730	33%	$707	33%	(3)%	$716	33%	(2)%

Other
Services	$87	4%	$87	4%	—%	$87	4%	—%
License and resale fees	14	1%	13	1%	(5)%	13	1%	(5)%

Total products and services	101	5%	100	5%	(1)%	100	5%	(1)%
Reimbursed expenses	2	—%	1	—%	(19)%	1	—%	(19)%

	$103	5%	$101	5%	(1)%	$101	5%	(1)%

Total Revenue
Services	$2,017	91%	$1,975	93%	(2)%	$2,002	93%	(1)%
License and resale fees	142	6%	114	5%	(19)%	119	6%	(15)%

Total products and services	2,159	97%	2,089	98%	(3)%	2,121	98%	(2)%
Reimbursed expenses	60	3%	34	2%	(43)%	35	2%	(42)%

	$2,219	100%	$2,123	100%	(4)%	$2,156	100%	(3)%

Income from Operations:

Our total operating margin was 7% for the six months ended June 30, 2012, compared to 6% for the six months ended June 30, 2011. The more significant factors impacting the 150 basis point increase in operating margin are a $24 million decrease in amortization of acquisition-related intangible assets, which had a 110 basis point impact on the operating margin; a 70 basis point impact, or $15 million, from the decrease in employment-related expense; a 50 basis point impact, or $10 million, from the decrease in equipment expense; and a 30 basis point impact, or $7 million, from the decrease in external services fees; partially offset by a (90) basis point impact, or $20 million, from the decrease in software license revenue; and a (30) basis point impact, or $6 million, from the increase in stock compensation expense.

Financial Systems:

The FS operating margin was 19% and 18% for the six months ended June 30, 2012 and 2011, respectively. The more significant factors impacting the 30 basis point change in the operating margin are the 70 basis point impact, or $9 million, from the decrease in employment-related expense; the 50 basis point impact, or $7 million, from the decrease in external services fees; the 40 basis point impact from the lower activity level of the Broker/Dealer; and the 30 basis point impact, or $4.5 million, from the decrease in facilities costs; partially offset by the (120) basis point impact, or $20 million, from the decrease in software license fee revenue.

Availability Services:

The AS operating margin was 19% and 21% for the six months ended June 30, 2012 and 2011, respectively, a decrease of 170 basis points. In North America, recovery services, which typically uses shared resources, had a (250) basis point impact on AS operating margin in 2012 due primarily to $28 million decrease in higher margin recovery services revenue, partially offset by a $9 million decrease in equipment expense. Professional services had a (60) basis point impact on the margin in 2012 due primarily to an increase in employment-related expenses. Managed services helped the margin in 2012 by 120 basis points due primarily to an $11 million increase in typically lower margin managed services revenue, which uses dedicated resources, and a $2 million decrease in facilities costs, partially offset by a $2 million increase in depreciation and amortization and a $1 million increase in employment-related expenses.

Other:

The operating margin from Other was 27% and 28% for the six months ended June 30, 2012 and 2011, respectively. The operating margin decreased 60 basis points due primarily to a $1 million decrease in revenue and a $2 million increase in employment-related expenses, partially offset by a $1 million decrease in external services fees.

Revenue:

Total reported revenue decreased $96 million, or 4%, for the six months ended June 30, 2012 compared to the first quarter of 2011. On a constant currency basis, revenue decreased $63 million, or 3%. Approximately $45 million of the $63 million decrease, or two of the three percentage points of decrease, was due to a decrease in revenue from the Broker/Dealer. The remaining decrease is due mainly to a $28 million decrease in AS recovery services, a $20 million decrease in FS software license revenue and an $8 million decrease in FS professional services revenue, partially offset by a $12 million increase in FS processing revenue, an $11 million increase in AS managed services and $9 million from FS acquisitions.

Financial Systems:

FS reported revenue decreased $71 million or 5% in the six months ended June 30, 2012 from the prior year period, and decreased 3% on a constant currency basis. Three percentage points of the decrease in constant currency was related to lower revenues from the Broker/Dealer. Reported revenue from license and resale fees included software license revenue of $93 million, a decrease of $26 million, or 21%, compared to the first half of 2011. On a constant currency basis, software license revenue decreased $20 million, or 17%, due mainly to high-value, multi-year license renewal transactions with some scope expansion recognized in 2011, including one deal worth $14 million, for which there were no similarly sized transactions in 2012. Processing revenue increased $12 million, or 3%, due mainly to the impact of new business signed in 2011, higher volumes in 2012 and annual rate increases and increased $3 million due to acquisitions. Professional services revenue decreased $8 million, or 3%, due primarily to successful completion of projects during the first half of 2011 and relatively lower demand in 2012 driven by economic conditions and related budget constraints, and was offset in part by a $4 million increase from acquisitions.

Availability Services:

AS reported revenue decreased $23 million in the six months ended June 30, 2012 from the prior year period. On a constant currency basis, revenue decreased 2% in the first half of 2012. In North America, which accounts for over 75% of our AS business, revenue decreased 3%, where decreases in recovery services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, increased 2%, where an increase in managed services revenue was partially offset by a decrease in recovery services revenue. Our recovery services revenue has been declining due to customers’ shift from tape-based backup and recovery to either in-house solutions or disk- and cloud-based solutions. Separately, in managed services, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Other:

Reported revenue and constant currency revenue from Other decreased $2 million, or 1%, for the six months ended June 30, 2012, from the corresponding period in 2011. Reported revenue from license and resale fees included software license revenue of $4 million in the six months ended June 30, 2012, a decrease of $0.5 million from the prior year period.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 43% and 44% in the six months ended June 30, 2012 and 2011, respectively, and decreased $47 million. Impacting the period was a $39 million decrease in reimbursed expenses relating to the operations of the Broker/Dealer businesses due primarily to no longer providing correspondent clearing services for a large, former Broker/Dealer customer that has since begun to self-clear its broker/dealer operations; a $17 million decrease in FS employment-related expenses; a $12 million decrease in AS equipment costs associated with lower equipment leases, equipment and software maintenance and decreased network costs; and a decrease in FS facilities costs; partially offset by a $7 million combined increase in FS and AS reimbursable expenses; a $5 million increase from FS acquisitions; and a $5 million increase in AS employment-related expenses.

Sales, marketing and administration expenses as a percentage of total revenue was 25% in each of the six months ended June 30, 2012 and 2011, and decreased $21 million. Decreases in sales, marketing and administration expenses were due primarily to decreases of $18 million of corporate employment-related expenses mainly as a result of executive transition costs incurred in the second quarter of 2011; $7 million of external services fees; $6 million of AS and corporate advertising expense mainly resulting from cost savings initiatives; $5 million of FS employment-related expenses; and $3 million of costs related to the shutdown of the Broker/Dealer professional trading business in 2011; partially offset by increases in FS facilities costs; $6 million of stock compensation expense; and $5 million of FS currency transaction losses.

Because AS product development and maintenance costs are insignificant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. For each of the six months ended June 30, 2012 and 2011, product development and maintenance costs were 13% of revenue excluding AS, respectively, and decreased $5 million. The decrease is primarily related to a decrease in FS facilities costs, a $5 million increase in FS costs capitalized as software assets and a $4 million decrease in consultant expense, partially offset by a $13 million increase in employment-related expenses.

Depreciation and amortization was 7% and 6% of total revenue in the six months ended June 30, 2012 and 2011, respectively, and increased $4 million due mainly to AS capital expenditures over the past twelve months.

Amortization of acquisition-related intangible assets was 9% and 10% of total revenue in the six months ended June 30, 2012 and 2011, respectively, and decreased $24 million. The decrease is due primarily to the $19 million impact of software assets that were fully amortized in the prior year and $7 million of impairment charges in the prior year period.

Interest expense was $223 million and $266 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in interest expense was due primarily to the repayment in January 2012 of $1.22 billion of our outstanding term loans as a result of the sale of HE, the early extinguishment in April 2012 of the 2015 Notes and interest rate decreases resulting from the expiration of interest rate swaps in each of February 2011 and 2012.

Loss on extinguishment of debt was $51 million and $2 million for the six months ended June 30, 2012 and 2011, respectively. This increase was due primarily to the partial repayment of term loans in January 2012 and the early extinguishment of the 2015 Notes discussed above.

The effective income tax rates for the six months ended June 30, 2012 and 2011 were 27% and 22%, respectively. The Company’s effective tax rate fluctuates from period to period due to the timing of recording discrete items, changes in the mix of income or losses in jurisdictions with a wide range of tax rates and permanent differences between GAAP and local tax laws. The effective tax rate for the six months ended June 30, 2012 was also impacted by the application of the loss limitation guidance, which requires that when the interim period loss before taxes exceeds the forecasted loss before taxes for the annual period, the tax benefit recognized associated with the interim period loss should be limited to the tax benefit associated with the loss expected to be recognized for the annual period.

Accreted dividends on SCCII’s cumulative preferred stock were $122 million and $109 million for the six months ended June 30, 2012 and 2011, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

At June 30, 2012, cash and equivalents were $699 million, a decrease of $169 million from December 31, 2011. Cash flow from continuing operations was $220 million in the six months ended June 30, 2012 compared to $176 million in the six months ended June 30, 2011. Impacting cash flow from continuing operations was $27 million less of interest payments made in the six months ended June 30, 2012 from the prior year period, due primarily to the partial repayment in January 2012 of $1.22 billion of term loans resulting from the sale of HE, the retirement of $500 million 10.625% senior notes due 2015 in

April 2012 and the expiration of certain of our interest rate swaps, a $24 million reduction in cash used for working capital, and a $15 million increase in cash earned from operations, defined as operating income adjusted for certain noncash expenses and the cash portion of other income (expense), partially offset by a $22 million increase in income tax payments, net of refunds.

Net cash used by continuing operations in investing activities was $121 million in the six months ended June 30, 2012, comprised of cash paid for property and equipment and other assets and one business acquired by our FS segment. Net cash used by continuing operations in investing activities was $155 million in the six months ended June 30, 2011, comprised mainly of cash paid for property and equipment and other assets and three businesses acquired in our FS segment. In January 2012, we sold our HE business for gross proceeds of approximately $1.775 billion less applicable taxes and fees. We expect to pay approximately $450 million of income taxes in 2012 as a result of the HE sale, of which approximately $240 million was paid in the second quarter and approximately $210 million will be paid ratably over the third and fourth quarters.

Net cash used by continuing operations in financing activities was $1.78 billion for the six months ended June 30, 2012, primarily related to repayments of $1.22 billion of term loans resulting from the sale of HE and $527 million related to the early retirement of the 10.625% senior notes due 2015. Net cash provided by continuing operations in financing activities was $5 million for the six months ended June 30, 2011, primarily related to borrowing under our accounts receivables facility. At June 30, 2012, no amount was outstanding under the revolving credit facility, and $200 million was outstanding under the receivables facility.

On April 2, 2012, SunGard redeemed for $527 million plus accrued and unpaid interest to the redemption date all of its outstanding 10.625% senior notes due 2015 under the Indenture dated as of September 29, 2008 (as amended or supplemented from time to time, the “2015 Indenture”) among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee.

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

At June 30, 2012, we have outstanding $6.11 billion in aggregate indebtedness, with additional borrowing capacity of $858 million under the revolving credit facility (after giving effect to outstanding letters of credit). Under the receivable facility, there was an additional borrowing capacity of $28 million at June 30, 2012. Also at June 30, 2012, we have outstanding letters of credit and bid bonds that total approximately $40 million.

In July 2012, we sold one of our European consulting businesses for approximately €14 million.

On August 10, 2012, SunGard executed an interest rate swap derivative with a notional amount of $200 million. This swap, which matures on February 28, 2017, is designated as a cash flow hedge, and it effectively swaps floating rate debt (1-month LIBOR) to fixed rate debt of 0.73%.

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

A breach of covenants in SunGard’s senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures. Additionally, under SunGard’s debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA is calculated as follows (in millions):

					Last Twelve Months June 30, 2012
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Income (loss) from continuing operations	$(31)	$(8)	$(109)	$(85)	$(49)
Interest expense, net	128	101	264	223	480
Taxes	(20)	(25)	(31)	(32)	(119)
Depreciation and amortization	178	171	364	344	690

EBITDA	255	239	488	450	1,002
Goodwill impairment charge	—	—	—	—	48
Purchase accounting adjustments (a)	2	3	6	5	10
Non-cash charges (b)	9	9	14	20	40
Restructuring and other (c)	16	9	27	13	85
Acquired EBITDA, net of disposed EBITDA (d)	—	—	—	—	1
Loss on extinguishment of debt (d)	—	36	2	51	52

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2015	$282	$296	$537	$539	$1,238

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 9 of Notes to Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Loss on extinguishment of debt includes the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our term loans and the April 2, 2012 retirement of $500 million, 10.625% senior notes due 2015.

The covenant requirements and actual ratios for the twelve months ended June 30, 2012 are as follows. All covenants are in compliance.

	Covenant Requirements		Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.95	x	3.40	x
Maximum total debt to Adjusted EBITDA	5.75	x	4.26	x

Senior notes due 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00	x	3.39	x

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
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of June 30, 2012, we had $3.05 billion outstanding under the term loan facilities and available commitments of $858 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

Certain Risks and Uncertainties

Certain of the matters we discuss in this Report on Form 10-Q may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: general economic and market conditions; the overall condition of the financial services industry, including the effect of any further consolidation among financial services firms; our high degree of leverage; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with broker/dealer operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; the integration and performance of acquired businesses; the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents; a material weakness in our internal controls; and unanticipated changes in our tax provision or the adoption of new tax legislation. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At June 30, 2012, we had total debt of $6.11 billion, including $3.25 billion of variable rate debt. We have entered into interest rate swap agreements which expire in May 2013 and effectively fix the interest rates for $500 million of our variable rate debt at 1.99%. Our remaining variable rate debt of $2.75 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $28 million per year. Upon the expiration of the interest rate swap agreements in May 2013, a 1% change in interest rates would result in a change in interest of approximately $33 million per year.

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

The Company previously reported a material weakness in internal control over financial reporting related to accounting for deferred income taxes, which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As a result of this material weakness, which was not remediated as of June 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.

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

Remediation of Material Control Weakness

The Company is continuing to implement steps to remediate the material weakness discussed above and to improve its internal control over financial reporting related to accounting for deferred income taxes. Specifically, the Company hired a new Vice President of Tax, effective June 1, 2012, and is in the process of searching for additional qualified tax personnel. The Company is continuing to review all areas of the income tax accounting process, strengthening controls, and increasing the level of certain income tax review activities during the financial close process. The Company is enhancing reporting tools in its existing systems to improve the quality of data used in the analysis of deferred income tax accounts and related disclosures.

Management is committed to improving the Company’s internal control processes and has developed and presented to the Audit Committee a plan and timetable for the implementation of the remediation measures described above and is meeting regularly with the Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting related to accounting for deferred income taxes. As the Company continues to evaluate and improve its internal control over financial reporting related to accounting for deferred income taxes, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to make progress each quarter and expects to achieve remediation of the material weakness when it completes its year end procedures in connection with filing the Company’s Annual Report on Form 10-K for 2012.

Change in Internal Control Over Financial Reporting

Other than changes related to the ongoing remediation of the material weakness in accounting for deferred income taxes, no change in our internal control over financial reporting occurred during our most recent fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item  4. Mine Safety Disclosures: None.

Item 5. Other Information:

(a) None.

(b) None.

Item 6.	Exhibits:

Number	Document

10.1	SunGard Data Systems Inc. Annual Incentive Compensation Plan dated May 9, 2012.

10.2	Letter Agreement dated June 26, 2012 between Robert Woods and SunGard Data Systems Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2012 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II SUNGARD DATA SYSTEMS INC.

Dated: August 10, 2012	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	SunGard Data Systems Inc. Annual Incentive Compensation Plan dated May 9, 2012.

10.2	Letter Agreement dated June 26, 2012 between Robert Woods and SunGard Data Systems Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2012 and (iv) Notes to Consolidated Financial Statements.