Form 10-Q
period 2012-09-30
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2012-11-09
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrants’ common stock outstanding as of September 30, 2012:

SunGard Capital Corp.	256,829,370 shares of Class A common stock and 28,536,539 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

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

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	September 30, 2012
Assets
Current:
Cash and cash equivalents	$867	$752
Trade receivables, less allowance for doubtful accounts of $38 and $39	794	678
Earned but unbilled receivables	140	126
Prepaid expenses and other current assets	117	136
Clearing broker assets	213	21
Assets related to discontinued operations	1,350	—

Total current assets	3,481	1,713

Property and equipment, less accumulated depreciation of $1,296 and $1,471	893	862
Software products, less accumulated amortization of $1,431 and $1,597	554	430
Customer base, less accumulated amortization of $1,254 and $1,425	1,574	1,414
Other intangible assets, less accumulated amortization of $22 and $26	144	112
Trade name, less accumulated amortization of $10 and $-	1,019	1,019
Goodwill	4,885	4,503

Total Assets	$12,550	$10,053

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$10	$9
Accounts payable	59	29
Accrued compensation and benefits	291	268
Accrued interest expense	92	69
Accrued income taxes	24	85
Other accrued expenses	313	294
Clearing broker liabilities	179	7
Deferred revenue	862	790
Deferred income taxes	76	—
Liabilities related to discontinued operations	246	—

Total current liabilities	2,152	1,551
Long-term debt	7,819	6,102
Deferred income taxes	1,123	1,042

Total liabilities	11,094	8,695

Commitments and contingencies

Noncontrolling interest in preferred stock of SCCII subject to a put option	28	29
Class L common stock subject to a put option	47	46
Class A common stock subject to a put option	6	5

Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $5,383 million and $5,964 million; 50,000,000 shares authorized, 28,842,773 and 28,990,116 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 259,589,718 and 260,915,801 shares issued	—	—
Capital in excess of par value	2,768	2,781
Treasury stock, 387,638 and 453,576 shares of Class L common stock; and 3,492,925 and 4,086,430 shares of Class A common stock	(39)	(44)
Accumulated deficit	(3,346)	(3,667)
Accumulated other comprehensive income (loss)	(46)	(19)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(663)	(949)
Noncontrolling interest in preferred stock of SCCII	2,038	2,227

Total equity	1,375	1,278

Total Liabilities and Equity	$12,550	$10,053

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Services	$1,028	$969	$3,016	$2,916
License and resale fees	52	53	193	168

Total products and services	1,080	1,022	3,209	3,084
Reimbursed expenses	17	13	77	47

Total revenue	1,097	1,035	3,286	3,131

Costs and expenses:
Cost of sales and direct operating	465	430	1,416	1,321
Sales, marketing and administration	295	245	842	768
Product development and maintenance	101	90	302	273
Depreciation and amortization	67	70	204	211
Amortization of acquisition-related intangible assets	106	94	332	295
Goodwill impairment charge	—	385	—	385

Total costs and expenses	1,034	1,314	3,096	3,253

Operating income (loss)	63	(279)	190	(122)
Interest income	1	1	3	1
Interest expense and amortization of deferred financing fees	(130)	(102)	(396)	(325)
Loss on extinguishment of debt	—	—	(2)	(51)
Other income (expense)	—	—	—	2

Income (loss) from continuing operations before income taxes	(66)	(380)	(205)	(495)
Benefit from (provision for) income taxes	27	13	57	44

Income (loss) from continuing operations	(39)	(367)	(148)	(451)
Income (loss) from discontinued operations, net of tax	(108)	5	(95)	316

Net income (loss)	(147)	(362)	(243)	(135)
Income attributable to the noncontrolling interest (including $- million $- million, $2 million and $- million in temporary equity)	(57)	(64)	(166)	(186)

Net income (loss) attributable to SunGard Capital Corp.	(204)	(426)	(409)	(321)

Other comprehensive income (loss):
Foreign currency translation	(81)	27	(6)	16

Foreign currency translation, net	(81)	27	(6)	16

Unrealized gain (loss) on derivative instruments	(3)	1	(13)	1
Less: gain (loss) on derivatives reclassified into income	7	3	27	11
Less: income tax benefit (expense)	(2)	1	(7)	(1)

Net unrealized gain (loss) on derivative instruments, net of tax	2	5	7	11

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(283)	$(394)	$(408)	$(294)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flow from operations:
Net income (loss)	$(243)	$(135)
Income (loss) from discontinued operations	(95)	316

Income (loss) from continuing operations	(148)	(451)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	536	506
Goodwill impairment charge	—	385
Deferred income tax provision (benefit)	(83)	(29)
Stock compensation expense	23	29
Amortization of deferred financing costs and debt discount	29	26
Loss on extinguishment of debt	2	51
Other noncash items	1	(1)
Accounts receivable and other current assets	136	137
Accounts payable and accrued expenses	(29)	(99)
Accrued income tax	(11)	(70)
Clearing broker assets and liabilities, net	(22)	20
Deferred revenue	(72)	(78)

Cash flow from (used in) continuing operations	362	426
Cash flow from (used in) discontinued operations	65	(340)

Cash flow from (used in) operations	427	86

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(35)	(10)
Cash paid for property and equipment and software	(183)	(173)
Other investing activities	(2)	3

Cash provided by (used in) continuing operations	(220)	(180)
Cash provided by (used in) discontinued operations	(7)	1,758

Cash provided by (used in) investment activities	(227)	1,578

Financing activities:
Cash received from issuance of common stock	1	—
Cash received from issuance of preferred stock	1	—
Cash received from borrowings, net of fees	1	(17)
Cash used to repay debt	(218)	(1,727)
Premium paid to retire debt	—	(27)
Cash used to purchase treasury stock	(3)	(9)
Other financing activities	(9)	(10)

Cash provided by (used in) continuing operations	(227)	(1,790)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(227)	(1,790)

Effect of exchange rate changes on cash	(2)	5

Increase (decrease) in cash and cash equivalents	(29)	(121)
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $23 2012, $6	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $4; 2012, $-	$749	$752

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	September 30, 2012
Assets
Current:
Cash and cash equivalents	$867	$752
Trade receivables, less allowance for doubtful accounts of $38 and $39	794	678
Earned but unbilled receivables	140	126
Prepaid expenses and other current assets	117	136
Clearing broker assets	213	21
Assets related to discontinued operations	1,350	—

Total current assets	3,481	1,713

Property and equipment, less accumulated depreciation of $1,296 and $1,471	893	862
Software products, less accumulated amortization of $1,431 and $1,597	554	430
Customer base, less accumulated amortization of $1,254 and $1,425	1,574	1,414
Other intangible assets, less accumulated amortization of $22 and $26	144	112
Trade name, less accumulated amortization of $10 and $-	1,019	1,019
Goodwill	4,885	4,503

Total Assets	$12,550	$10,053

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$10	$9
Accounts payable	59	29
Accrued compensation and benefits	291	268
Accrued interest expense	92	69
Accrued income taxes	25	86
Other accrued expenses	313	294
Clearing broker liabilities	179	7
Deferred revenue	862	790
Deferred income taxes	76	—
Liabilities related to discontinued operations	246	—

Total current liabilities	2,153	1,552

Long-term debt	7,819	6,102
Deferred income taxes	1,122	1,041

Total liabilities	11,094	8,695

Commitments and contingencies

Preferred stock subject to a put option	23	24

Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $2,046 million and $2,236 million; 14,999,000 shares authorized, 9,984,091 and 10,035,095 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	3,785	3,799
Treasury stock, 134,215 and 157,042 shares	(18)	(23)
Accumulated deficit	(2,288)	(2,423)
Accumulated other comprehensive income (loss)	(46)	(19)

Total stockholders’ equity	1,433	1,334

Total Liabilities and Stockholders’ Equity	$12,550	$10,053

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Services	$1,028	$969	$3,016	$2,916
License and resale fees	52	53	193	168

Total products and services	1,080	1,022	3,209	3,084
Reimbursed expenses	17	13	77	47

Total revenue	1,097	1,035	3,286	3,131

Costs and expenses:
Cost of sales and direct operating	465	430	1,416	1,321
Sales, marketing and administration	295	245	842	768
Product development and maintenance	101	90	302	273
Depreciation and amortization	67	70	204	211
Amortization of acquisition-related intangible assets	106	94	332	295
Goodwill impairment charge	—	385	—	385

Total costs and expenses	1,034	1,314	3,096	3,253

Operating income (loss)	63	(279)	190	(122)
Interest income	1	1	3	1
Interest expense and amortization of deferred financing fees	(130)	(102)	(396)	(325)
Loss on extinguishment of debt	—	—	(2)	(51)
Other income (expense)	—	—	—	2

Income (loss) from continuing operations before income taxes	(66)	(380)	(205)	(495)
Benefit from (provision for) income taxes	27	13	57	44

Income (loss) from continuing operations	(39)	(367)	(148)	(451)
Income (loss) from discontinued operations, net of tax	(108)	5	(95)	316

Net income (loss)	(147)	(362)	(243)	(135)

Other comprehensive income (loss):
Foreign currency translation	(81)	27	(6)	16

Foreign currency translation, net	(81)	27	(6)	16

Unrealized gain (loss) on derivative instruments	(3)	1	(13)	1
Less: gain (loss) on derivatives reclassified into income	7	3	27	11
Less: income tax benefit (expense)	(2)	1	(7)	(1)

Net unrealized gain (loss) on derivative instruments, net of tax	2	5	7	11

Comprehensive income (loss)	$(226)	$(330)	$(242)	$(108)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flow from operations:
Net income (loss)	$(243)	$(135)
Income (loss) from discontinued operations	(95)	316

Income (loss) from continuing operations	(148)	(451)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	536	506
Goodwill impairment charge	—	385
Deferred income tax provision (benefit)	(84)	(29)
Stock compensation expense	23	29
Amortization of deferred financing costs and debt discount	29	26
Loss on extinguishment of debt	2	51
Other noncash items	1	(1)
Accounts receivable and other current assets	136	137
Accounts payable and accrued expenses	(29)	(99)
Accrued income tax	(10)	(70)
Clearing broker assets and liabilities, net	(22)	20
Deferred revenue	(72)	(78)

Cash flow from (used in) continuing operations	362	426
Cash flow from (used in) discontinued operations	65	(340)

Cash flow from (used in) operations	427	86

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(35)	(10)
Cash paid for property and equipment and software	(183)	(173)
Other investing activities	(2)	3

Cash provided by (used in) continuing operations	(220)	(180)
Cash provided by (used in) discontinued operations	(7)	1,758

Cash provided by (used in) investment activities	(227)	1,578

Financing activities:
Cash received from issuance of preferred stock	1	—
Cash received from borrowings, net of fees	1	(17)
Cash used to repay debt	(218)	(1,727)
Premium paid to retire debt	—	(27)
Cash used to purchase treasury stock	(1)	(5)
Other financing activities	(10)	(14)

Cash provided by (used in) continuing operations	(227)	(1,790)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(227)	(1,790)

Effect of exchange rate changes on cash	(2)	5

Increase (decrease) in cash and cash equivalents	(29)	(121)
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $23 2012, $6	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $4; 2012, $-	$749	$752

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2011	September 30, 2012
Assets
Current:
Cash and cash equivalents	$867	$752
Trade receivables, less allowance for doubtful accounts of $38 and $39	794	678
Earned but unbilled receivables	140	126
Prepaid expenses and other current assets	117	136
Clearing broker assets	213	21
Assets related to discontinued operations	1,350	—

Total current assets	3,481	1,713

Property and equipment, less accumulated depreciation of $1,296 and $1,471	893	862
Software products, less accumulated amortization of $1,431 and $1,597	554	430
Customer base, less accumulated amortization of $1,254 and $1,425	1,574	1,414
Other intangible assets, less accumulated amortization of $22 and $26	144	112
Trade name, less accumulated amortization of $10 and $-	1,019	1,019
Goodwill	4,885	4,503

Total Assets	$12,550	$10,053

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$10	$9
Accounts payable	59	29
Accrued compensation and benefits	291	268
Accrued interest expense	92	69
Accrued income taxes	25	88
Other accrued expenses	313	294
Clearing broker liabilities	179	7
Deferred revenue	862	790
Deferred income taxes	76	—
Liabilities related to discontinued operations	246	—

Total current liabilities	2,153	1,554

Long-term debt	7,819	6,102
Deferred income taxes	1,117	1,034

Total liabilities	11,089	8,690

Commitments and contingencies

Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,793	3,803
Accumulated deficit	(2,286)	(2,421)
Accumulated other comprehensive income (loss)	(46)	(19)

Total stockholder’s equity	1,461	1,363

Total Liabilities and Stockholder’s Equity	$12,550	$10,053

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Services	$1,028	$969	$3,016	$2,916
License and resale fees	52	53	193	168

Total products and services	1,080	1,022	3,209	3,084
Reimbursed expenses	17	13	77	47

Total Revenue	1,097	1,035	3,286	3,131

Costs and expenses:
Cost of sales and direct operating	465	430	1,416	1,321
Sales, marketing and administration	295	245	842	768
Product development and maintenance	101	90	302	273
Depreciation and amortization	67	70	204	211
Amortization of acquisition-related intangible assets	106	94	332	295
Goodwill impairment charge	—	385	—	385

Total costs and expenses	1,034	1,314	3,096	3,253

Operating income (loss)	63	(279)	190	(122)
Interest income	1	1	3	1
Interest expense and amortization of deferred financing fees	(130)	(102)	(396)	(325)
Loss on extinguishment of debt	—	—	(2)	(51)
Other income (expense)	—	—	—	2

Income (loss) from continuing operations before income taxes	(66)	(380)	(205)	(495)
Benefit from (provision for) income taxes	27	13	57	44

Income (loss) from continuing operations	(39)	(367)	(148)	(451)
Income (loss) from discontinued operations, net of tax	(108)	5	(95)	316

Net income (loss)	(147)	(362)	(243)	(135)

Other comprehensive income (loss):
Foreign currency translation	(81)	27	(6)	16

Foreign currency translation, net	(81)	27	(6)	16

Unrealized gain (loss) on derivative instruments	(3)	1	(13)	1
Less: gain (loss) on derivatives reclassified into income	7	3	27	11
Less: income tax benefit (expense)	(2)	1	(7)	(1)

Net unrealized gain (loss) on derivative instruments, net of tax	2	5	7	11

Comprehensive income (loss)	$(226)	$(330)	$(242)	$(108)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flow from operations:
Net income (loss)	$(243)	$(135)
Income (loss) from discontinued operations	(95)	316

Income (loss) from continuing operations	(148)	(451)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	536	506
Goodwill impairment charge	—	385
Deferred income tax provision (benefit)	(84)	(30)
Stock compensation expense	23	29
Amortization of deferred financing costs and debt discount	29	26
Loss on extinguishment of debt	2	51
Other noncash items	1	(1)
Accounts receivable and other current assets	136	137
Accounts payable and accrued expenses	(29)	(99)
Accrued income tax	(10)	(69)
Clearing broker assets and liabilities, net	(22)	20
Deferred revenue	(72)	(78)

Cash flow from (used in) continuing operations	362	426
Cash flow from (used in) discontinued operations	65	(340)

Cash flow from (used in) operations	427	86

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(35)	(10)
Cash paid for property and equipment and software	(183)	(173)
Other investing activities	(2)	3

Cash provided by (used in) continuing operations	(220)	(180)
Cash provided by (used in) discontinued operations	(7)	1,758

Cash provided by (used in) investment activities	(227)	1,578

Financing activities:
Cash received from borrowings, net of fees	1	(17)
Cash used to repay debt	(218)	(1,727)
Premium paid to retire debt	—	(27)
Other financing activities	(10)	(19)

Cash provided by (used in) continuing operations	(227)	(1,790)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(227)	(1,790)

Effect of exchange rate changes on cash	(2)	5

Increase (decrease) in cash and cash equivalents	(29)	(121)
Beginning cash and cash equivalents includes cash of discontinued operations: 2011, $23 2012, $6	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2011, $4; 2012, $-	$749	$752

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

On July 27, 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of this Update, but does not expect the Update to have a material impact on the consolidated financial statements.

2. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings by adding complementary products and service offerings and by expanding its geographic reach. During the nine months ended September 30, 2012, the Company completed one acquisition in its FS segment. Cash paid, net of cash acquired, was $9 million. The impact of this acquisition was not material to the consolidated financial statements. In addition, the Company paid approximately $1 million related to deferred purchase price from prior year acquisitions. At September 30, 2012, potential contingent purchase price obligations that depend on the operating performance of certain acquired businesses were $6 million, of which the Company has estimated that $3 million will be paid and which is included in other long-term debt.

Discontinued Operations

In January 2012, the Company sold its Higher Education (“HE”) business and used the net cash proceeds (as defined in its senior secured credit agreement (“Credit Agreement”) of $1.222 billion, which is the gross transaction value of $1.775 billion less applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans (see note 5). In July 2012, the Company sold its FS subsidiary SunGard Global Services France for gross proceeds of €14 million. The results for the discontinued operations for the three and nine months ended September 30, 2011 and 2012 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue	$130	$5	$417	$55

Operating income (loss)	25	(1)	67	(4)
Gain on sale of business	—	8	—	571

Income (loss) before income taxes	25	7	67	567
Benefit from (provision for) income taxes	(133)	(2)	(162)	(251)

Income (loss) from discontinued operations	$(108)	$5	$(95)	$316

Assets and liabilities related to discontinued operations consisted of the following (in millions) at December 31, 2011:

December 31, 2011
Cash	$6
Accounts receivable, net	105
Prepaid expenses and other current assets	14
Property and equipment, net	31
Software products, net	77
Customer base, net	188
Goodwill	929

Assets related to discontinued operations	$1,350

Accounts payable	$1
Accrued compensation and benefits	24
Other accrued expenses	16
Deferred revenue	106
Deferred income taxes	99

Liabilities related to discontinued operations	$246

Assets and liabilities related to the discontinued operations of HE consisted of the following (in millions) at the closing balance sheet on January 20, 2012:

January 20, 2012
Cash	$7
Accounts receivable, net	90
Prepaid expenses and other current assets	14
Property and equipment, net	31
Software products, net	78
Customer base, net	182
Goodwill	929

Assets related to discontinued operations	$1,331

Accounts payable	$5
Accrued compensation and benefits	21
Other accrued expenses	9
Deferred revenue	109
Deferred income taxes	96

Liabilities related to discontinued operations	$240

3. Intangible Assets and Goodwill:

Trade Name

The trade name intangible asset represents the fair value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The Company performed its annual impairment test of the SunGard trade name in the third quarter and based on the results of this test, the fair value of the trade name exceeded its carrying value, resulting in no impairment of the trade name. As a result of lower long term projections and from the sale of HE, future cash flows which drive the value of the trade name have decreased, and the amount by which the estimated fair value of the trade name exceeded its carrying value was lower in the current year impairment test compared to prior years. In addition to the projections, a critical assumption considered in the impairment test of the trade name is the implied royalty rate. A 50 basis point decrease in the assumed royalty rate would have resulted in an impairment of the trade name asset of approximately $108 million (100 basis point decrease would result in an impairment of approximately $336 million). A 100 basis point increase in the discount rate would result in an impairment of the trade name asset of approximately $5 million. Furthermore, to the extent that additional businesses are divested in the future, the cash flows supporting the trade name will continue to decline, which may result in impairment charges.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount; entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As allowed under the amended guidance, the Company chose not to assess the qualitative factors of its reporting units and, instead, performed the two-step quantitative test(s).

The Company completes its annual goodwill impairment test as of July 1 for each of its 11 reporting units. In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimated the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions reflect an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the July 1, 2012 impairment test, the discount rates and perpetual growth rates used were between 10% and 12% and 3% and 4%, respectively.

Based on the results of the step one tests, the Company determined that the carrying value of the Availability Services North America (“AS NA”) reporting unit was in excess of its respective fair value and a step two test was required. The primary driver for the decline in the fair value of the AS NA reporting unit compared to the prior year is the decline in the cash flow projections for AS NA when compared to those used in the 2011 goodwill impairment test as a result of decline in the overall outlook of this reporting unit. The Company continues to expect to grow the AS NA business over the long-term, albeit at a slower rate than previously planned.

Prior to completing the step two test, the Company first evaluated certain long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, the Company estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step two test to determine the implied fair value of goodwill and therefore the amount of impairment, management first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value and recorded a goodwill impairment charge of $385 million.

The following table summarizes the goodwill impairment charge by reporting unit (in millions):

Segment	Reporting Unit	Net Goodwill balance before impairment	Impairment charge	Goodwill balance after impairment

Availability Services	AS NA	$914	$(385)	$529

The Company has one other reporting unit, whose goodwill balance in the aggregate totals $299 million as of September 30, 2012, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 15% of the carrying value. A one hundred basis point decrease in the perpetual growth rate or a one hundred basis point increase in the discount rate would not cause this reporting unit to fail step one and require a step two analysis. However, if this unit fails to achieve expected performance levels in the near term or experiences a downturn in the business below current expectations, goodwill could be impaired.

The Company’s remaining reporting units, whose goodwill balances in aggregate total $3.7 billion at September 30, 2012, each had estimated fair values which exceeded the carrying value of the reporting unit by at least 15% as of the July 1, 2012 impairment test.

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	Other	Subtotal	AS	Other	Subtotal	Total
Balance at December 31, 2011	$3,480	$2,239	$545	$6,264	$(1,162)	$(217)	$(1,379)	$4,885
2012 acquisitions	5	—	—	5	—	—	—	5
Adjustments related to the LBO and prior year acquisitions	(2)	(2)	(1)	(5)	—	—	—	(5)
Impairment charges	—	—	—	—	(385)	—	(385)	(385)
Effect of foreign currency translation	(1)	4	—	3	—	—	—	3

Balance at September 30, 2012	$3,482	$2,241	$544	$6,267	$(1,547)	$(217)	$(1,764)	$4,503

4. Clearing Broker Assets and Liabilities:

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2011	September 30, 2012
Segregated customer cash and treasury bills	$23	$13
Securities borrowed	157	—
Receivables from customers and other	33	8

Clearing broker assets	$213	$21

Payables to customers	$16	$2
Securities loaned	145	—
Payable to brokers and dealers	18	5

Clearing broker liabilities	$179	$7

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

On March 2, 2012, SunGard amended its Credit Agreement to, among other things, extend the maturity date of approximately $908 million of tranche A and incremental term loans from February 28, 2014 to February 28, 2017, extend the maturity of the $880 million revolving credit facility commitments from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions, in order to, among other things, permit the potential spin-off of AS. The tranche B, tranche C and revolving credit facility each have springing maturity provisions which are described in the Company’s Credit Agreement as amended and filed with the Company’s Form 8-K dated March 2, 2012.

On April 2, 2012, SunGard redeemed for $527 million plus accrued and unpaid interest to the redemption date, all of its outstanding $500 million 10.625% senior notes due 2015 (“2015 Notes”) under the Indenture dated as of September 29, 2008 among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee (as amended or supplemented from time to time, the “2015 Indenture”). In conjunction with the redemption of the 2015 Notes, the Company expensed approximately $7 million of unamortized deferred financing costs and the $3 million issue discount.

Debt consisted of the following at December 31, 2011 and September 30, 2012 (in millions):

	December 31, 2011	September 30, 2012
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—
Tranche A, effective interest rate of 3.33% and 1.97%	1,386	255
Tranche B, effective interest rate of 4.32% and 4.36%	2,407	1,719
Tranche C, effective interest rate of 4.18%	—	908
Incremental term loan at 3.78% and 3.72%	479	169

Total Senior Secured Credit Facilities	4,272	3,051

Senior Secured Notes due 2014 at 4.875%, net of discount of $8 and $5	242	245
Senior Notes due 2015 at 10.625%, net of discount of $3 and $-	497	—
Senior Notes due 2018 at 7.375%	900	900
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2015 at 10.25%	1,000	1,000
Secured accounts receivable facility, at 3.79% and 3.72%	200	200
Other, primarily acquisition purchase price and capital lease obligations	18	15

Total debt	7,829	6,111
Short-term borrowings and current portion of long-term debt	(10)	(9)

Long-term debt	$7,819	$6,102

On November 1, 2012, SunGard successfully issued $1 billion aggregate principal amount of 6.625% Senior Subordinated Notes due 2019 (“Senior Subordinated Notes”) and used a portion of the proceeds from this offering to repurchase approximately $490 million of its 10.25% Senior Subordinated Notes due 2015 (“Existing 10.25% Senior Subordinated Notes”). SunGard intends to repurchase or redeem the remaining Existing 10.25% Senior Subordinated Notes in the fourth quarter of 2012. As a result of this transaction, the Company expects to incur a $30 million loss on the extinguishment of debt which will be reflected in the statement of comprehensive income in the fourth quarter of 2012.

On November 1, 2012, SunGard and the guarantors of the Senior Subordinated Notes entered into a registration rights agreement and have agreed that they will (i) file a registration statement with respect to a registered offer to exchange the Senior Subordinated Notes for new notes guaranteed by the guarantors on a senior subordinated unsecured basis, with terms substantially identical in all material respects to the Senior Subordinated Notes, and (ii) use their reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended.

SunGard and the guarantors have agreed to use their reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date.

If SunGard fails to satisfy this obligation (a “registration default”), the annual interest rate on the Senior Subordinated Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. If the registration default is corrected, the applicable interest rate will revert to the original level.

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

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
February 2010	May 2013	$500	1.99%	3-Month
August-September 2012	February 2017	400	0.69%	1-Month

Total / Weighted Average		$900	1.41%

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $11 million and $7 million as of December 31, 2011 and September 30, 2012, respectively.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $7 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at September 30, 2012.

6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$220	$—	$—	$220
Currency forward contracts	—	7	—	7

Total	$220	$7	$—	$227

Liabilities
Interest rate swap agreements and other	$—	$8	$—	$8

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$351	$—	$—	$351

Liabilities
Interest rate swap agreements and other	$—	$15	$—	$15

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

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contacts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. This fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at September 30, 2012 (in millions):

	Fair Value Measures Using			Total Gains (Losses)
	Level 1	Level 2	Level 3
Assets
Goodwill	$—	$—	$529	$(385)

The fair value of goodwill is categorized in Level 3, fair value measurement using significant unobservable inputs, and is estimated by a combination of (i) discounted cash flows based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). This requires the use of various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The $385 million impairment loss, which is reflected in operations for the three and nine months ended September 30, 2012, relates to AS NA, as discussed in Note 2.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps, as of December 31, 2011 and September 30, 2012 (in millions):

	December 31, 2011		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$4,472	$4,372	$3,251	$3,263
Fixed rate debt	3,357	3,454	2,860	3,003

The fair value of the Company’s floating rate and fixed rate long-term debt (Level 2) is determined using actual market quotes and benchmark yields received from independent vendors.

7. Equity:

A rollforward of SCC’s equity for 2012 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2011	$47	$6	$(663)	$(610)	$28	$2,038	$2,066
Net income (loss)	—	—	(321)	(321)	—	186	186
Foreign currency translation	—	—	16	16	—	—	—
Net unrealized gain on derivative instruments	—	—	11	11	—	—	—

Comprehensive income (loss)	—	—	(294)	(294)	—	186	186
Stock compensation expense	—	—	29	29	—	—	—
Termination of put options due to employee terminations and other	(16)	(2)	20	2	(8)	5	(3)
Issuance of common and preferred stock	—	—	1	1	—	—	—
Purchase of treasury stock	—	—	(7)	(7)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units	15	1	(25)	(9)	9	—	9
Other	—	—	(10)	(10)	—	—	—

Balance at September 30, 2012	$46	$5	$(949)	$(898)	$29	$2,227	$2,256

A rollforward of SCC’s equity for 2011 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2010	$87	$11	$(330)	$(232)	$54	$1,782	$1,836
Net income (loss)	—	—	(409)	(409)	2	164	166
Foreign currency translation	—	—	(6)	(6)	—	—	—
Net unrealized gain on derivative instruments	—	—	7	7	—	—	—

Comprehensive income (loss)	—	—	(408)	(408)	2	164	166
Stock compensation expense	—	—	23	23	—	—	—
Termination of put options due to employee terminations and other	(39)	(5)	45	1	(29)	28	(1)
Issuance of common and preferred stock	(1)	—	4	3	(1)	1	—
Purchase of treasury stock	—	—	(2)	(2)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	7	1	(13)	(5)	5	—	5
Other	—	—	(9)	(9)	—	—	—

Balance at September 30, 2011	$54	$7	$(690)	$(629)	$31	$1,974	$2,005

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

The components of accumulated other comprehensive income (loss) at December 31, 2011 and September 30, 2012 are as follows (in millions):

	December 31, 2011	September 30, 2012
Foreign currency translation	$(37)	$(21)
Net unrealized gain (loss) on derivative instruments	(9)	2

Accumulated other comprehensive income (loss)	$(46)	$(19)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Financial Systems	$680	$640	$2,037	$1,928
Availability Services	365	345	1,095	1,052
Other	52	50	154	151

Total revenue	$1,097	$1,035	$3,286	$3,131

Depreciation and amortization:
Financial Systems	$20	$22	$62	$63
Availability Services	45	46	136	142
Other	2	1	6	5
Corporate	—	1	—	1

Total depreciation and amortization	$67	$70	$204	$211

Operating income (loss):
Financial Systems (1)	$121	$136	$374	$388
Availability Services (2)	80	74	234	209
Other	15	13	43	41
Corporate(3)	(30)	(11)	(79)	(39)
Other costs (4)	(123)	(491)	(382)	(721)

Total operating income (loss)	$63	$(279)	$190	$(122)

Cash paid for property and equipment and software:
Financial Systems	$18	$19	$62	$62
Availability Services	34	36	114	104
Other	2	2	4	6
Corporate	1	1	3	1

Total cash paid for property and equipment and software	$55	$58	$183	$173

(1)	Includes severance of $29 million, $9 million, $33 million and $15 million, respectively.
(2)	Includes severance of $9 million, $1 million, $8 million and $2 million, respectively.
(3)	Includes executive transition costs and severance of $8 million in the three months ended September 30, 2011 and $16 million in the nine months ended September 30, 2011.
(4)	Includes goodwill impairment, stock compensation expense, management fees paid to the Sponsors, other items and amortization of acquisition-related intangible assets of $106 million and $94 million for the three months ended September 30, 2011 and 2012, respectively, and $332 million and $295 million for the nine months ended September 30, 2011 and 2012, respectively.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Amortization of acquisition-related intangible assets:
Financial Systems (5)	$59	$49	$189	$155
Availability Services	43	40	129	126
Other	4	5	14	14

Total amortization of acquisition-related intangible assets	$106	$94	$332	$295

(5)	Includes approximately $7 million in the nine months ended September 30, 2011 of impairment charges related to customer base and software.

The FS Segment is organized to align by product offering. FS revenue by these business areas follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Capital Markets	$236	$228	$728	$691
Asset Management	120	113	343	339
Wealth & Retirement Administration	72	67	207	203
Corporate Liquidity & Energy	68	65	202	197
Banking	60	56	175	160
Brokerage	45	39	163	124
Insurance	45	41	126	122
Other	34	31	93	92

Total Financial Systems	$680	$640	$2,037	$1,928

9. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $4 million and $3 million of management fees in sales, marketing and administration expenses during the three months ended September 30, 2011 and 2012, respectively. The Company recorded $9 million of management fees in sales, marketing and administration expenses during each of the nine months ended September 30, 2011 and 2012, respectively. At December 31, 2011 and September 30, 2012, $4 million and $3 million, respectively, was included in other accrued expenses.

During the first quarter of 2012, in addition to the fees above, the Company paid to the Sponsors $17.8 million of management fees, which are included in the results of discontinued operations, related to the sale of HE.

In November 2012, one of the Company’s Sponsors, Goldman Sachs & Co. and/or its respective affiliates, served as a joint book-running manager in connection with SunGard’s 2012 debt offering of Senior Subordinated Notes. In connection with serving in such capacity, Goldman Sachs & Co. was paid less than $1 million for customary fees and expenses.

10. Supplemental Cash Flow Information:

Supplemental cash flow information for the nine months ended September 30, 2011 and 2012 follows (in millions):

	Nine Months Ended September 30,
Supplemental information:	2011	2012
Interest paid	$367	$321

Income taxes paid, net of refunds of $20 million and $7 million (1)	$44	$397

Acquired businesses:
Property and equipment	$1	$—
Software products	21	—
Customer base	12	7
Goodwill	6	5
Deferred income taxes	(5)	(2)
Purchase price obligations and debt assumed	(1)	—
Net current liabilities assumed	1	—

Cash paid for acquired businesses, net of cash acquired of $4 and $2 million, respectively	$35	$10

(1)	Approximately $344 million is related to the sale of HE and the income tax provision was included in discontinued operations.

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2011 and September 30, 2012, and for the three and nine month periods ended September 30, 2011 and 2012 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in the notes to consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2011
	Parent Company	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$529	$(15)		$353	$—	$867
Intercompany balances	(5,247)	4,516		731	—	—
Trade receivables, net	2	603	(a)	329	—	934
Prepaid expenses, taxes and other current assets	1,461	54		271	(1,456)	330
Assets related to discontinued operations	—	1,315		37	(2)	1,350

Total current assets	(3,255)	6,473		1,721	(1,458)	3,481
Property and equipment, net	—	588		305	—	893
Intangible assets, net	120	2,701		470	—	3,291
Intercompany balances	250	1		(251)	—	—
Goodwill	—	3,784		1,101	—	4,885
Investment in subsidiaries	12,673	2,253		—	(14,926)	—

Total Assets	$9,788	$15,800		$3,346	$(16,384)	$12,550

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$3		$7	$—	$10
Accounts payable and other current liabilities	296	2,170		887	(1,456)	1,897
Liabilities related to discontinued operations	—	219		27	—	246

Total current liabilities	296	2,392		921	(1,456)	2,153
Long-term debt	7,612	2		205	—	7,819
Intercompany debt	82	19		16	(117)	—
Deferred income taxes	337	714		66	—	1,117

Total liabilities	8,327	3,127		1,208	(1,573)	11,089

Total stockholder’s equity	1,461	12,673		2,138	(14,811)	1,461

Total Liabilities and Stockholder’s Equity	$9,788	$15,800		$3,346	$(16,384)	$12,550

(a)	This balance is primarily comprised of a receivable from the Company’s Accounts Receivable Financing subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Balance Sheet September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$429	$(9)	$332	$—	$752
Intercompany balances	(2,970)	2,268	702	—	—
Trade receivables, net	3	559 (a)	242	—	804
Prepaid expenses, taxes and other current assets	1,431	133	97	(1,504)	157
Assets related to discontinued operations	—	—	—	—	—

Total current assets	(1,107)	2,951	1,373	(1,504)	1,713
Property and equipment, net	—	569	293	—	862
Intangible assets, net	92	2,471	412	—	2,975
Intercompany balances	247	—	(247)	—	—
Goodwill	—	3,446	1,057	—	4,503
Investment in subsidiaries	8,557	2,079	—	(10,636)	—

Total Assets	$7,789	$11,516	$2,888	$(12,140)	$10,053

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—	$1	$8	$—	$9
Accounts payable and other current liabilities	133	2,306	610	(1,504)	1,545
Liabilities related to discontinued operations	—	—	—	—	—

Total current liabilities	133	2,307	618	(1,504)	1,554
Long-term debt	5,895	2	205	—	6,102
Intercompany debt	83	(4)	(79)	—	—
Deferred income taxes	315	654	65	—	1,034

Total liabilities	6,426	2,959	809	(1,504)	8,690

Total stockholder’s equity	1,363	8,557	2,079	(10,636)	1,363

Total Liabilities and Stockholder’s Equity	$7,789	$11,516	$2,888	$(12,140)	$10,053

(a)	This balance is primarily comprised of a receivable from the Company’s Accounts Receivable Financing subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$748	$455	$(106)	$1,097

Costs and expenses:
Cost of sales and administrative expenses	40	556	371	(106)	861
Depreciation and amortization	—	45	22	—	67
Amortization of acquisition-related intangible assets	—	84	22	—	106
Goodwill impairment charges	—	—	—	—	—

Total costs and expenses	40	685	415	(106)	1,034

Operating income (loss)	(40)	63	40	—	63
Net interest income (expense)	(120)	—	(9)	—	(129)
Other income (expense)	65	23	—	(88)	—

Income (loss) from continuing operations before income taxes	(95)	86	31	(88)	(66)
Benefit from (provision for) income taxes	56	(19)	(10)	—	27

Income (loss) from continuing operations	(39)	67	21	(88)	(39)
Income (loss) from discontinued operations, net of tax	(108)	25	(4)	(21)	(108)

Net income (loss)	$(147)	$92	$17	$(109)	$(147)

Comprehensive income (loss)	$(226)	$36	$(50)	$14	$(226)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$725	$394	$(84)	$1,035

Costs and expenses:
Cost of sales and administrative expenses	20	506	323	(84)	765
Depreciation and amortization	—	48	22	—	70
Amortization of acquisition-related intangible assets	1	76	17	—	94
Goodwill impairment charges	—	385	—	—	385

Total costs and expenses	21	1,015	362	(84)	1,314

Operating income (loss)	(21)	(290)	32	—	(279)
Net interest income (expense)	(94)	—	(7)	—	(101)
Other income (expense)	(292)	16	—	276	—

Income (loss) from continuing operations before income taxes	(407)	(274)	25	276	(380)
Benefit from (provision for) income taxes	40	(18)	(9)	—	13

Income (loss) from continuing operations	(367)	(292)	16	276	(367)
Income (loss) from discontinued operations, net of tax	5	5	9	(14)	5

Net income (loss)	$(362)	$(287)	$25	$262	$(362)

Comprehensive income (loss)	$(330)	$(265)	$45	$220	$(330)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,219	$1,389	$(322)	$3,286

Costs and expenses:
Cost of sales and administrative expenses	104	1,652	1,126	(322)	2,560
Depreciation and amortization	—	137	67	—	204
Amortization of acquisition-related intangible assets	—	265	67	—	332
Goodwill impairment charges	—	—	—	—	—

Total costs and expenses	104	2,054	1,260	(322)	3,096

Operating income (loss)	(104)	165	129	—	190
Net interest income (expense)	(367)	(1)	(25)	—	(393)
Other income (expense)	159	72	—	(233)	(2)

Income (loss) from continuing operations before income taxes	(312)	236	104	(233)	(205)
Benefit from (provision for) income taxes	164	(74)	(33)	—	57

Income (loss) from continuing operations	(148)	162	71	(233)	(148)
Income (loss) from discontinued operations, net of tax	(95)	38	(2)	(36)	(95)

Net income (loss)	$(243)	$200	$69	$(269)	$(243)

Comprehensive income (loss)	$(242)	$218	$73	$(291)	$(242)

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,170	$1,218	$(257)	$3,131

Costs and expenses:
Cost of sales and administrative expenses	69	1,562	988	(257)	2,362
Depreciation and amortization	—	144	67	—	211
Amortization of acquisition-related intangible assets	1	245	49	—	295
Goodwill impairment charges	—	385	—	—	385

Total costs and expenses	70	2,336	1,104	(257)	3,253

Operating income (loss)	(70)	(166)	114	—	(122)
Net interest income (expense)	(303)	—	(21)	—	(324)
Other income (expense)	(225)	60	2	114	(49)

Income (loss) from continuing operations before income taxes	(598)	(106)	95	114	(495)
Benefit from (provision for) income taxes	147	(68)	(35)	—	44

Income (loss) from continuing operations	(451)	(174)	60	114	(451)
Income (loss) from discontinued operations, net of tax	316	91	5	(96)	316

Net income (loss)	$(135)	$(83)	$65	$18	$(135)

Comprehensive income (loss)	$(108)	$(65)	$80	$(15)	$(108)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(243)	$200	$69	$(269)	$(243)
Income (loss) from discontinued operations	(95)	38	(2)	(36)	(95)

Income (loss) from continuing operations	(148)	162	71	(233)	(148)
Non cash adjustments	(123)	283	114	233	507
Changes in operating assets and liabilities	(226)	207	22	—	3

Cash flow from (used in) continuing operations	(497)	652	207	—	362
Cash flow from (used in) discontinued operations	—	75	(10)	—	65

Cash flow from (used in) operations	(497)	727	197	—	427
Investment activities:
Intercompany transactions	649	(590)	(59)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(14)	(21)	—	(35)
Cash paid for property and equipment and software	(1)	(124)	(58)	—	(183)
Other investing activities	(3)	—	1	—	(2)

Cash provided by (used in) continuing operations	645	(728)	(137)	—	(220)
Cash provided by (used in) discontinued operations	—	(7)	—	—	(7)

Cash provided by (used in) investment activities	645	(735)	(137)	—	(227)
Financing activities:
Intercompany dividends of HE sale proceeds	—	—	—	—	—
Net repayments of long-term debt	(5)	—	(212)	—	(217)
Premium paid to retire debt	—	—	—	—	—
Other financing activities	(10)	—	—	—	(10)

Cash provided by (used in) continuing operations	(15)	—	(212)	—	(227)
Cash provided by (used in) discontinued operations	—	—	—	—

Cash provided by (used in) financing activities	(15)	—	(212)	—	(227)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	133	(8)	(154)	—	(29)
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$312	$(7)	$444	$—	$749

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Nine Months ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(135)	$(83)	$65	$18	$(135)
Income (loss) from discontinued operations	316	91	5	(96)	316

Income (loss) from continuing operations	(451)	(174)	60	114	(451)
Non cash adjustments	311	658	111	(114)	966
Changes in operating assets and liabilities	(175)	92	(6)	—	(89)

Cash flow from (used in) continuing operations	(315)	576	165	—	426
Cash flow from (used in) discontinued operations	(338)	(5)	3	—	(340)

Cash flow from (used in) operations	(653)	571	168	—	86

Investment activities:
Intercompany transactions	2,342	(411)	(160)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	(1)	(9)	—	(10)
Cash paid for property and equipment and software	—	(125)	(48)	—	(173)
Other investing activities	(1)	1	3	—	3

Cash provided by (used in) continuing operations	2,341	(536)	(214)	(1,771)	(180)
Cash provided by (used in) discontinued operations	—	1,744	14	—	1,758

Cash provided by (used in) investment activities	2,341	1,208	(200)	(1,771)	1,578

Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Net repayments of long-term debt	(1,742)	(2)	—	—	(1,744)
Premium paid to retire debt	(27)	—	—	—	(27)
Other financing activities	(19)	—	—	—	(19)

Cash provided by (used in) continuing operations	(1,788)	(1,773)	—	1,771	(1,790)
Cash provided by (used in) discontinued operations	—	—	—	—

Cash provided by (used in) financing activities	(1,788)	(1,773)	—	1,771	(1,790)
Effect of exchange rate changes on cash	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	(100)	6	(27)	—	(121)
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$429	$(9)	$332	$—	$752

During the first quarter of 2012, the Company determined that it had incorrectly accounted for intercompany dividend income and the related eliminations presented in the Supplemental Condensed Consolidating Schedules of Operations in the Company’s Form 10-K for the periods ended December 31, 2009, 2010 and 2011. The Company determined that the incorrect presentation resulted in an understatement of income (or overstatement of loss) from continuing operations and net income (loss) for both the Non-Guarantor subsidiaries and the Guarantor subsidiaries. It was further determined that cash flows from operations and cash flows from investment activities for Parent (SunGard), Guarantor subsidiaries and Non-Guarantor subsidiaries were each affected between operating and investing. The Company also identified a misclassification of expense between Guarantor subsidiaries and Non-Guarantor subsidiaries in 2010 totaling $91 million. In addition, the Company also determined that it had incorrectly recorded intercompany transactions between certain Guarantor and Non-Guarantor subsidiaries as a component of net interest income (expense) resulting in an understatement of operating expenses for the Guarantor subsidiaries and an understatement of revenues for the Non-Guarantor subsidiaries. These errors had no impact on the consolidated financial statements of SunGard or any debt covenants and had no impact on the ability of SunGard’s subsidiaries to dividend cash to SunGard for debt service requirements. The Company assessed the materiality of these items on previously issued annual and interim financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements. The preceding tables for the three and nine months ended September 30, 2011 have been revised to reflect the correction of these errors.

The following is a summary of the impacts of the errors on each of the statements that were included in the Quarterly Report on Form 10-Q for the periods indicated.

Supplemental Condensed Consolidating Schedule of Operations

	Parent Company			Guarantor Subsidiaries			Non-Guarantor Subsidiaries			Eliminations
(in millions)	As Reported	As Revised		As Reported	As Revised		As Reported	As Revised		As Reported	As Revised
Three Months Ended September 30, 2011
Revenue	$—	$—		$751	$748	(c)	$359	$455	(c)	$—	$(106	) (c)
Operating income (loss)	(40)	(40)		168	63	(c)	(67)	40	(c)	—	—
Other income	71	65	(a)	(80)	23	(a)	(51)	—	(a)	8	(88	) (a)
Income (loss) from continuing operations before income taxes	(58)	(95	) (a)	100	86	(a)	(118)	31	(a)	8	(88	) (a)
Income (loss) from continuing operations	(14)	(39	) (a)	44	67	(a)	(79)	21	(a)	8	(88	) (a)
Net loss	(147)	(147	) (a)	71	92	(a)	(81)	17	(a)	10	(109	) (a)

Nine Months Ended September 30, 2011
Revenue	$—	$—		$2,219	$2,219		$1,110	$1,389	(c)	$—	$(322	) (c)
Operating income (loss)	(104)	(104)		487	165	(c)	(196)	129	(c)	—	—
Other income	148	159	(b)	(132)	72	(b)	—	—		(18)	(233	) (b)
Income (loss) from continuing operations before income taxes	(250)	(312	) (b)	254	236	(b)	(194)	104	(b)	(18)	(233	) (b)
Income (loss) from continuing operations	(110)	(148	) (b)	110	162	(b)	(132)	71	(b)	(18)	(233	) (b)
Net loss	(243)	(243)		150	200	(b)	(132)	69	(b)	(18)	(269	) (b)

In addition to the change in the presentation of a Financial Systems’ business as a discontinued operation subsequent to the initial reporting, the changes outlined below have been made in the amounts presented “As Revised”.

(a)	Impact of the correction of intercompany dividends of $32 million, $117 million and $(149) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(b)	Impact of the correction of intercompany dividends of $74 million, $222 million and $(296) million for Parent, guarantor subsidiaries and non-guarantor subsidiaries, respectively.
(c)	The correction of the error related to intercompany transactions caused an increase in Non-Guarantor Revenue and an increase in Guarantor Costs of sales and administrative expenses. As the amounts are intercompany charges, the related eliminations also increased by an equal amount. These amounts had previously been reported in the caption Interest income (expense) and correction of the error decreases Interest income for the Non-Guarantor subsidiaries and decreases Interest expense for the Guarantor subsidiaries. The impacts to each of the periods presented in the table above for this error were as follows:

•	Three months ended September 30, 2011: $106 million;

•	Nine months ended September 30, 2011: $322 million.

Supplemental Condensed Consolidating Schedule of Cash Flows

	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations
(in millions)	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Nine Months Ended September 30, 2011
Cash Flow from Operations:
Net income (loss)	$(243)	$(243)	$150	$200	$(132)	$69	$(18)	$(269)
Income (loss) from continuing operations	(110)	(148)	110	162	(132)	71	(18)	(233)
Non-cash adjustments	(71)	(123)	446	283	115	114	18	233
Changes in operating assets and liabilities	(202)	(226)	277	207	(79)	22	—	—

Cash flow from (used in) continuing operations	(383)	(497)	833	652	(96)	207	—	—
Cash flow from (used in) operations	(383)	(497)	908	727	(98)	197	—	—

Investment activities:
Intercompany transactions	535	649	(772)	(590)	237	(59)	—	—

Cash provided by (used in) continuing operations	531	645	(910)	(728)	159	(137)	—	—
Cash provided by (used in) operations in investment activities	531	645	(916)	(735)	158	(137)	—	—

The impact of the dividend elimination error is shown above as the difference between As Reported and As Revised Cash flow from (used in) operations and Cash provided by (used in) investment activities. Other captions presented above have been adjusted to reflect both the error.

See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Form 10-Q for the three months ended March 31, 2012 for other periods corrected as a result of the errors.

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

Results of Operations:

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Three Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial Systems (FS)	$680	62%	$640	62%	(6)%	$655	62%	(4)%
Availability Services (AS)	365	33%	345	33%	(5)%	350	33%	(4)%
Other (1)	52	5%	50	5%	(3)%	50	5%	(3)%

Total	$1,097	100%	$1,035	100%	(6)%	$1,055	100%	(4)%

Costs and Expenses
Cost of sales and direct operating	$465	42%	$430	42%	(7)%	$438	42%	(6)%
Sales, marketing and administration	295	27%	245	24%	(16)%	252	24%	(14)%
Product development and maintenance	101	9%	90	9%	(12)%	96	9%	(6)%
Depreciation and amortization	67	6%	70	7%	4%	70	7%	4%
Amortization of acquisition-related intangible assets	106	10%	94	9%	(12)%	94	9%	(12)%
Goodwill impairment	—	—%	385	37%		385	36%

Total	$1,034	94%	$1,314	127%	27%	$1,335	127%	29%

Operating Income
Financial Systems (2)	$121	17.7%	$136	21.2%	13%	$133	20.3%	10%
Availability Services (2)	80	22.1%	74	21.4%	(8)%	76	21.6%	(6)%
Other (1)(2)	15	29.4%	13	26.2%	(14)%	13	26.2%	(14)%
Corporate	(30)	(2.7)%	(11)	(1.0)%	64%	(11)	(1.0)%	64%
Amortization of acquisition-related intangible assets	(106)	(9.7)%	(94)	(9.1)%	12%	(94)	(8.9)%	12%
Goodwill impairment	—	—%	(385)	(37.2)%		(385)	(36.5)%
Stock compensation expense	(9)	(0.8)%	(9)	(0.9)%	(3)%	(9)	(0.9)%	(3)%
Other costs (3)	(8)	(0.7)%	(3)	(0.3)%	59%	(3)	(0.3)%	59%

Total	$63	5.7%	$(279)	(27.0)%	(547)%	$(280)	(26.6)%	(548)%

(1)	Other includes our Public Sector and K-12 businesses.
(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(3)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Three Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
Revenue (in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems
Services	$626	57%	$585	56%	(7)%	$599	57%	(5)%
License and resale fees	44	4%	47	5%	8%	48	5%	11%

Total products and services	670	61%	632	61%	(6)%	647	61%	(3)%
Reimbursed expenses	10	1%	8	1%	(17)%	8	1%	(16)%

Total	$680	62%	$640	62%	(6)%	$655	62%	(4)%

Availability Services
Services	$358	33%	$341	33%	(5)%	$346	33%	(4)%
License and resale fees	1	—%	—	—%	2%	—	—%	3%

Total products and services	359	33%	341	33%	(5)%	346	33%	(4)%
Reimbursed expenses	6	1%	4	—%	(33)%	4	—%	(28)%

Total	$365	33%	$345	33%	(5)%	$350	33%	(4)%

Other
Services	$44	4%	$43	4%	(2)%	$43	4%	(2)%
License and resale fees	7	1%	6	1%	(11)%	6	1%	(11)%

Total products and services	51	5%	49	5%	(3)%	49	5%	(3)%
Reimbursed expenses	1	—%	1	—%	(4)%	1	—%	(4)%

Total	$52	5%	$50	5%	(3)%	$50	5%	(3)%

Total Revenue
Services	$1,028	94%	$969	94%	(6)%	$988	94%	(4)%
License and resale fees	52	5%	53	5%	5%	54	5%	8%

Total products and services	1,080	98%	1,022	99%	(5)%	1,042	99%	(4)%
Reimbursed expenses	17	2%	13	1%	(22)%	13	1%	(20)%

Total	$1,097	100%	$1,035	100%	(6)%	$1,055	100%	(4)%

Operating Income:

Our total operating margin was (26.6)% for the three months ended September 30, 2012, compared to 5.7% for the three months ended September 30, 2011. The most significant factor impacting the 32.3 margin point decrease in operating margin is the $385 million goodwill impairment charge related to AS NA, which had a (36.5) margin point impact. The more significant factors impacting the remaining 4.2 margin point improvement are a $34 million decrease in severance, which had a 3.1 margin point impact on the operating margin; a 1.1 margin point impact, or $13 million, from the decrease in amortization of acquisition-related intangible assets; and the 0.6 margin point impact, or $5 million, from the increase in software license fee revenue. Excluding the severance charges discussed above, FS improved the total operating margin by 0.6 points due mainly to expense management primarily from reduced external services fees and currency transaction losses. Also excluding the severance charges, degradation of total margin by AS of 1.4 points was due primarily to the decrease in recovery services and professional services revenue.

Financial Systems:

The FS operating margin was 20.3% and 17.7% for the three months ended September 30, 2012 and 2011, respectively. The more significant factors impacting the 2.6 margin point increase in operating margin are a 1.2 margin point impact, or $8 million, from the decrease in external services fees; the 0.9 margin point impact, or $6 million, from the decrease in currency transaction losses; and the 0.7 margin point impact from the $6 million increase in software license fee revenue.

Availability Services:

The AS operating margin was 21.6% and 22.1% for the three months ended September 30, 2012 and 2011, respectively, a decrease of 0.5 margin points. In North America, recovery services, which typically uses shared resources, had a (2.2) margin point impact on AS operating margin in 2012 due primarily to a $14 million decrease in higher margin recovery services revenue, partially offset by a $5 million decrease in equipment expense. Professional services had a (0.5) margin point impact in 2012 due primarily to a $1 million increase in employment-related expenses on $2 million of lower revenue. A decrease in severance of $8 million had a 2.2 margin point impact in 2012.

Other:

The operating margin from Other was 26.2% and 29.4% for the three months ended September 30, 2012 and 2011, respectively, and operating income decreased $2 million. The operating margin decreased due primarily to unchanged costs on lower revenue.

Revenue:

Total reported revenue decreased $62 million or 6% for the three months ended September 30, 2012 compared to the third quarter of 2011. On a constant currency basis, revenue decreased $42 million, or 4%. The $42 million decrease is due mainly to a $22 million decrease in FS professional services revenue and a $14 million decrease in AS recovery services, partially offset by an increase in FS software license revenue of $5 million. Also, approximately $6 million of the $42 million decrease was due to a decrease in revenue from one of our FS businesses, a legacy broker/dealer (the “Broker/Dealer,”) which was heavily influenced by service to one very large customer. That customer has since begun to self-clear its broker/dealer operations.

Financial Systems:

FS reported revenue decreased $40 million, or 6%, in the third quarter of 2012 from the prior year period, and decreased $25 million, or 4%, on a constant currency basis. Professional services revenue decreased $22 million, or 15%, due primarily to successful completion of projects during 2011 and relatively lower demand in 2012 driven by economic conditions and related customer budget constraints. One percentage point of the decrease was related to lower revenues from the Broker/Dealer as mentioned above. Reported revenue from license and resale fees included software license revenue of $43 million, an increase of $4 million, or 12%, compared to the same quarter in 2011. On a constant currency basis, software license fees increased $5 million, or 15%, due primarily to an increase in high-value, multi-year license renewal transactions with some scope expansion.

Availability Services:

AS reported revenue decreased $20 million, or 5%, in the third quarter of 2012 from the prior year period. On a constant currency basis, revenue decreased $15 million, or 4%, in the quarter. In North America, which accounts for over 75% of our AS business, revenue decreased 5%, where decreases in recovery services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, decreased 2%, where a decrease in recovery services revenue was partially offset by an increase in managed services revenue. Our recovery services revenue has been declining due to customers’ shifting from traditional backup and recovery to either in-house solutions or disk-, cloud-based or managed recovery solutions. Separately, in managed services, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Other:

Reported revenue and constant currency revenue from Other decreased $2 million, or 3%, for the three months ended September 30, 2012, from the corresponding period in 2011. Reported revenue from license and resale fees included software license revenue of $2 million in the three months ended September 30, 2012, a decrease of approximately $0.5 million from the prior year period.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 42% in each of the three-month periods ended September 30, 2012 and 2011 and decreased $27 million. Impacting the period was a $20 million decrease in FS and AS employment-related expenses, including a decrease of $9 million of severance; and a $6 million decrease in AS equipment costs associated with lower equipment leases, equipment and software maintenance and decreased network costs.

Sales, marketing and administration expenses as a percentage of total revenue was 24% and 27% in the three months ended September 30, 2012 and 2011, respectively, and decreased $43 million. Decreases in sales, marketing and administration expenses were due primarily to decreases in corporate and FS employment-related expenses of $22 million due primarily to the impact from severance actions taken in 2011; FS currency transaction losses of $8 million; external services fees of $6 million and FS facilities costs.

Because AS product development and maintenance costs are insignificant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. For the three months ended September 30, 2012 and 2011, product development and maintenance costs were 13% and 14%, respectively, of revenue excluding AS and decreased $6 million. The decrease is primarily related to a $2 million increase in FS costs capitalized as software assets in the third quarter of 2012 from the prior year period.

Amortization of acquisition-related intangible assets was 9% and 10% of total revenue in the three months ended September 30, 2012 and 2011, respectively, and decreased $12 million. The decrease is due primarily to the $13 million impact of software assets that were fully amortized in the prior year.

We recorded a goodwill impairment charge of $385 million in AS in the three months ended September 30, 2012. See note 3 of Notes to Consolidated Financial Statements for further discussion.

Interest expense was $102 million and $130 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in interest expense was due primarily to the repayment in January 2012 of $1.22 billion of our outstanding term loans as a result of the sale of HE, the early extinguishment in April 2012 of $500 million 10.625% senior notes due 2015 (“2015 Notes”) and interest rate decreases resulting from the expiration of interest rate swaps in each of February 2011 and 2012.

The effective income tax rates for the three months ended September 30, 2012 and 2011 were 3% and 41%, respectively. The Company’s effective tax rate fluctuates from period to period due to changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws, and the timing of recording discrete items. The effective tax rate for the three months ended September 30, 2012 was also impacted by the goodwill impairment charge, which is largely nondeductible, and by the application of the loss limitation guidance, which requires that when the interim period loss before taxes exceeds the forecasted loss before taxes for the annual period, the tax benefit recognized associated with the interim period loss should be limited to the tax benefit associated with the loss expected to be recognized for the annual period.

Accreted dividends on SCCII’s cumulative preferred stock were $64 million and $57 million for the three months ended September 2012 and 2011, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Nine Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
(in millions)		percent of revenue		percent of revenue			percent of revenue
Revenue
Financial Systems (FS)	$2,037	62%	$1,928	62%	(5)%	$1,965	62%	(4)%
Availability Services (AS)	1,095	33%	1,052	34%	(4)%	1,065	33%	(3)%
Other (1)	154	5%	151	5%	(2)%	151	5%	(2)%

Total	$3,286	100%	$3,131	100%	(5)%	$3,181	100%	(3)%

Costs and Expenses
Cost of sales and direct operating	$1,416	43%	$1,321	42%	(7)%	$1,340	42%	(5)%
Sales, marketing and administration	842	26%	768	25%	(9)%	785	25%	(7)%
Product development and maintenance	302	9%	273	9%	(10)%	287	9%	(5)%
Depreciation and amortization	204	6%	211	7%	3%	211	7%	3%
Amortization of acquisition-related intangible assets	332	10%	295	9%	(11)%	295	9%	(11)%
Goodwill impairment	—	—%	385	12%		385	12%

Total	$3,096	94%	$3,253	104%	5%	$3,303	104%	7%

Operating Income
Financial Systems (2)	$374	18.3%	$388	20.1%	4%	$383	19.5%	2%
Availability Services (2)	234	21.4%	209	19.9%	(11)%	214	20.1%	(8)%
Other (1)(2)	43	28.2%	41	26.8%	(7)%	41	26.8%	(7)%
Corporate	(79)	(2.4)%	(39)	(1.3)%	50%	(39)	(1.2)%	50%
Amortization of acquisition-related intangible assets	(332)	(10.1)%	(295)	(9.4)%	11%	(295)	(9.3)%	11%
Goodwill impairment	—	—%	(385)	(12.3)%		(385)	(12.1)%
Stock compensation expense	(23)	(0.7)%	(29)	(0.9)%	(27)%	(29)	(0.9)%	(27)%
Other costs (3)	(27)	(0.9)%	(12)	(0.4)%	58%	(12)	(0.4)%	58%

Total	$190	5.8%	$(122)	(3.9)%	(165)%	$(122)	(3.9)%	(165)%

(1)	Other includes our Public Sector and K-12 businesses.
(2)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(3)	Other costs include management fees paid to the Sponsors, purchase accounting adjustments and certain other costs, partially offset in each year by capitalized software development costs.

The following table sets forth, for the periods indicated, certain supplemental revenue data, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011	Constant Currency
						Nine Months Ended September 30, 2012		Percent Increase (Decrease) 2012 vs. 2011
Revenue (in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems
Services	$1,805	55%	$1,750	56%	(3)%	$1,780	56%	(1)%
License and resale fees	171	5%	148	5%	(13)%	155	5%	(10)%

Total products and services	1,976	60%	1,898	61%	(4)%	1,935	61%	(2)%
Reimbursed expenses	61	2%	30	1%	(51)%	30	1%	(51)%

Total	$2,037	62%	$1,928	62%	(5)%	$1,965	62%	(4)%

Availability Services
Services	$1,081	33%	$1,036	33%	(4)%	$1,048	33%	(3)%
License and resale fees	1	—%	1	—%	30%	1	—%	31%

Total products and services	1,082	33%	1,037	33%	(4)%	1,049	33%	(3)%
Reimbursed expenses	13	—%	15	—%	18%	16	—%	23%

Total	$1,095	33%	$1,052	34%	(4)%	$1,065	33%	(3)%

Other
Services	$130	4%	$130	4%	(1)%	$130	4%	(1)%
License and resale fees	21	1%	19	1%	(7)%	19	1%	(7)%

Total products and services	151	5%	149	5%	(2)%	149	5%	(2)%
Reimbursed expenses	3	—%	2	—%	(14)%	2	—%	(14)%

Total	$154	5%	$151	5%	(2)%	$151	5%	(2)%

Total Revenue
Services	$3,016	92%	$2,916	93%	(3)%	$2,958	93%	(2)%
License and resale fees	193	6%	168	5%	(13)%	175	6%	(9)%

Total products and services	3,209	98%	3,084	98%	(4)%	3,133	98%	(2)%
Reimbursed expenses	77	2%	47	2%	(39)%	48	2%	(37)%

Total	$3,286	100%	$3,131	100%	(5)%	$3,181	100%	(3)%

Operating Income:

Our total operating margin was (3.9)% for the nine months ended September 30, 2012, compared to 5.8% for the nine months ended September 30, 2011. The most significant factor impacting the 9.7 margin point decrease is the $385 million goodwill impairment charge related to AS NA, which had a (12.1) margin point impact. The more significant factors impacting the remaining 2.4 margin point improvement are a $52 million decrease in severance and corporate executive transition and other employment-related costs, which had a 1.6 margin point impact; a 1.2 margin point impact, or $37 million, from the decrease in amortization of acquisition-related intangible assets; a 0.5 margin point impact, or $16 million, from the decrease in other costs, primarily from capitalizing more software costs in 2012; partially offset by a (0.8) margin point impact from the decrease in the AS margin, which excludes the impact of severance; and a (0.4) margin point impact, or $15 million, from the decrease in software license fee revenue. Excluding the severance charges discussed above, FS improved the total operating margin by 0.2 points due mainly to expense management primarily from reduced external services fees and consultant expenses. Also excluding the severance charges, degradation of total margin by AS of 0.9 points was due primarily to the decrease in recovery services and professional services revenue, partially offset by an increase in revenue from managed services.

Financial Systems:

The FS operating margin was 19.5% and 18.3% for the nine months ended September 30, 2012 and 2011, respectively. The more significant factors impacting the 1.2 margin point change in the operating margin are the 0.8 margin point impact, or $15 million, from the decrease in external services fees; the 0.5 margin point impact, or $9 million, from the decrease in consultant expense; the 0.3 margin point impact from the lower activity level of the Broker/Dealer; partially offset by the (0.6) margin point impact from the $15 million decrease in software license fee revenue.

Availability Services:

The AS operating margin was 20.1% and 21.4% for the nine months ended September 30, 2012 and 2011, respectively, a decrease of 1.3 margin points. In North America, recovery services, which typically uses shared resources, had a (2.4) margin point impact on AS operating margin in 2012 due primarily to a $43 million decrease in higher margin recovery services revenue, partially offset by a $14 million decrease in equipment expense. Professional services had a (0.3) margin point impact in 2012 due primarily to a $2 million increase in employment-related expenses on $2 million of lower revenue. A decrease in severance of $8 million had a 0.7 margin point impact in 2012. Managed services helped the margin in 2012 by 0.7 margin points due primarily to a $13 million increase in typically lower margin managed services revenue, which uses dedicated resources, and a $2 million decrease in facilities costs, partially offset by a $2 million increase in depreciation and amortization and a $4 million increase in employment-related expenses.

Other:

The operating margin from Other was 26.8% and 28.2% for the nine months ended September 30, 2012 and 2011, respectively. The operating margin decreased 1.4 margin points due primarily to a $3 million decrease in revenue and a $2 million increase in employment-related expenses, partially offset by a $1 million decrease in external services fees.

Revenue:

Total reported revenue decreased $155 million or 5% for the nine months ended September 30, 2012 compared to the third quarter of 2011. On a constant currency basis, revenue decreased $105 million, or 3%. Approximately $53 million of the $105 million decrease, or 1.5 of the three percentage points of decrease, was due to a decrease in revenue from the Broker/Dealer discussed above. The remaining decrease is due mainly to a $42 million decrease in AS recovery services, a $30 million decrease in FS professional services revenue, and a $15 million decrease in FS software license revenue, partially offset by a $13 million increase in AS managed services, an $11 million increase from FS acquisitions, and an $8 million increase in FS processing revenue.

Financial Systems:

FS reported revenue decreased $109 million or 5% in the nine months ended September 30, 2012 from the prior year period, and decreased 4% on a constant currency basis. Three percentage points of the decrease was related to lower revenues from the Broker/Dealer discussed above. Professional services revenue decreased $30 million, or 7%, due primarily to successful completion of projects during 2011 and relatively lower demand in 2012 driven by economic conditions and related customer budget constraints, and was offset in part by a $4 million increase from acquisitions. Reported revenue from license and resale fees included software license revenue of $136 million, a decrease of $21 million, or 13%, compared to the nine months of 2011. On a constant currency basis, software license revenue decreased $15 million, or 9%, due mainly to high-value, multi-year license renewal transactions with some scope expansion recognized in 2011. Also, one deal in 2011 worth $14 million was recognized for which there were no similarly sized transactions in 2012. Processing revenue increased $8 million, or 1%, due mainly to the impact of new business signed in 2011, higher volumes in 2012 and annual rate increases and increased $4 million due to acquisitions.

Availability Services:

AS reported revenue decreased $43 million, or 4%, in the nine months ended September 30, 2012 from the prior year period. On a constant currency basis, revenue decreased 3% in the nine month period ended September 30, 2012. In North America, which accounts for over 75% of our AS business, revenue decreased 4%, where decreases in recovery services revenue exceeded growth in managed services revenue. Revenue in Europe, primarily from our U.K. operations, increased 1%, where an increase in managed services revenue was mostly offset by a decrease in recovery services revenue. Our recovery services revenue has been declining due to customers’ shifting from traditional backup and recovery to either in-house solutions or disk-, cloud-based or managed recovery solutions. Separately, in managed services, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Other:

Reported revenue and constant currency revenue from Other decreased $3 million, or 2%, for the nine months ended September 30, 2012, from the corresponding period in 2011. Reported revenue from license and resale fees included software license revenue of $6 million in the nine months ended September 30, 2012, a decrease of $1 million from the prior year period.

Costs and Expenses:

Cost of sales and direct operating expenses as a percentage of total revenue was 42% and 43% in the nine months ended September 30, 2012 and 2011, respectively, and decreased $76 million. Impacting the period was a $42 million decrease in reimbursed expenses relating to the operations of the Broker/Dealer businesses due primarily to no longer providing correspondent clearing services for a large, former Broker/Dealer customer that has since begun to self-clear its broker/dealer operations; a $31 million decrease in FS employment-related expenses; a $19 million decrease in AS equipment costs associated with lower equipment leases, equipment and software maintenance and decreased network costs; partially offset by a $7 million increase from FS acquisitions.

Sales, marketing and administration expenses as a percentage of total revenue was 25% and 26% in the nine months ended September 30, 2012 and 2011, and decreased $57 million. Decreases in sales, marketing and administration expenses were due primarily to decreases of $37 million of corporate and FS employment-related expenses mainly as a result of executive transition costs incurred in the second quarter of 2011 and other severance actions taken in 2011; $12 million of external services fees; $10 million of advertising expense and related costs mainly resulting from cost savings initiatives; and $4 million of costs related to the shutdown of the Broker/Dealer professional trading business in 2011; partially offset by increases of $6 million of stock compensation expense.

Because AS product development and maintenance costs are insignificant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. For the nine months ended September 30, 2012 and 2011, product development and maintenance costs were 13% and 14%, respectively, of revenue excluding AS, respectively, and decreased $15 million. The decrease is primarily related to a $8 million increase in FS costs capitalized as software assets.

Depreciation and amortization was 7% and 6% of total revenue in the nine months ended September 30, 2012 and 2011, respectively, and increased $7 million due mainly to AS capital expenditures over the past twelve months.

Amortization of acquisition-related intangible assets was 9% and 10% of total revenue in the nine months ended September 30, 2012 and 2011, respectively, and decreased $37 million. The decrease is due primarily to the $33 million impact of software assets that were fully amortized in the prior year and $7 million of impairment charges in the prior year period.

We recorded a goodwill impairment charge of $385 million in AS in the nine months ended September 30, 2012. See note 3 of Notes to Consolidated Financial Statements for further discussion.

Interest expense was $325 million and $396 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in interest expense was due primarily to the repayment in January 2012 of $1.22 billion of our outstanding term loans as a result of the sale of HE, the early extinguishment in April 2012 of the 2015 Notes and interest rate decreases resulting from the expiration of interest rate swaps in each of February 2011 and 2012.

Loss on extinguishment of debt was $51 million and $2 million for the nine months ended September 30, 2012 and 2011, respectively. This increase was due primarily to the partial repayment of term loans in January 2012 and the early extinguishment of the 2015 Notes discussed above.

The effective income tax rates for the nine months ended September 30, 2012 and 2011 were 9% and 28%, respectively. The rate fluctuates from period to period due to changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between GAAP and local tax laws and the timing of recording discrete items. The effective tax rate for the nine months ended September 30, 2012 was also impacted by the goodwill impairment charge, which is largely nondeductible, and the application of the loss limitation guidance, which requires that when the interim period loss before taxes exceeds the forecasted loss before taxes for the annual period, the tax benefit recognized associated with the interim period loss should be limited to the tax benefit associated with the loss expected to be recognized for the annual period.

Accreted dividends on SCCII’s cumulative preferred stock were $186 million and $166 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII.

Liquidity and Capital Resources:

At September 30, 2012, cash and equivalents were $752 million. Cash flow from continuing operations was $426 million in the nine months ended September 30, 2012 compared to $362 million in the nine months ended September 30, 2011. Impacting cash flow from continuing operations was a $49 million increase in cash earned from operations, defined as operating income adjusted for certain noncash expenses and the cash portion of other income (expense), $44 million less of interest payments made in the nine months ended September 30, 2012 from the prior year period, due primarily to the partial repayment in January 2012 of $1.22 billion of term loans resulting from the sale of HE, the retirement of $500 million 10.625% senior notes due 2015 in April 2012 and the expiration of certain of our interest rate swaps, partially offset by an $18 million increase in income tax payments, net of refunds, and $11 million less cash provided by working capital.

Net cash used by continuing operations in investing activities was $180 million in the nine months ended September 30, 2012, comprised of cash paid for property and equipment and other assets and one business acquired in our FS segment. Net cash used by continuing operations in investing activities was $220 million in the nine months ended September 30, 2011, comprised mainly of cash paid for property and equipment and other assets and five businesses acquired in our FS segment. In January 2012, we sold our HE business for gross proceeds of approximately $1.775 billion less applicable taxes and fees. We expect to pay approximately $450 million of income taxes in 2012 as a result of the HE sale, of which approximately 75% has been paid through the third quarter, and the remainder is expected to be paid in the fourth quarter net of any benefit from continuing operations.

Net cash used by continuing operations in financing activities was $1.79 billion for the nine months ended September 30, 2012, primarily related to repayments of $1.22 billion of term loans resulting from the sale of HE and $527 million related to the early retirement of the 10.625% senior notes due 2015. Net cash provided by continuing operations in financing activities was $227 million for the nine months ended September 30, 2011, primarily related to repayments under the revolving portion of our receivables facility and the partial retirement of $100 million of £-denominated term loans. At September 30, 2012, no amount was outstanding under the revolving credit facility, and $200 million was outstanding under the receivables facility.

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

On August 10, 2012, SunGard executed an interest rate swap derivative with a notional amount of $200 million. This swap, which matures on February 28, 2017, is designated as a cash flow hedge, and it effectively swaps floating rate debt (1-month LIBOR) to fixed rate debt of 0.73%. On September 14, 2012, SunGard executed an interest rate swap derivative with a notional amount of $200 million. This swap, which matures on February 28, 2017, is designated as a cash flow hedge, and it effectively swaps floating rate debt (1-month LIBOR) to fixed rate debt of 0.66%.

At September 30, 2012, we have outstanding $6.11 billion in aggregate indebtedness, with additional borrowing capacity of $858 million under the revolving credit facility (after giving effect to outstanding letters of credit). Under the receivables facility, there was an additional borrowing capacity of $39 million at September 30, 2012. Also at September 30, 2012, we have outstanding letters of credit and bid bonds that total approximately $42 million.

On November 1, 2012, SunGard successfully issued $1 billion aggregate principal amount of 6.625% Senior Subordinated Notes due 2019 (“Senior Subordinated Notes”) and used a portion of the proceeds from this offering to repurchase approximately $490 million of its 10.25% Senior Subordinated Notes due 2015 (“Existing 10.25% Senior Subordinated Notes”). SunGard intends to repurchase or redeem the remaining Existing 10.25% Senior Subordinated Notes in the fourth quarter of 2012. As a result of this transaction, the Company expects to incur a $30 million loss on the extinguishment of debt which will be reflected in the statement of comprehensive income in the fourth quarter of 2012.

On November 1, 2012, SunGard and the guarantors of the Senior Subordinated Notes entered into a registration rights agreement and have agreed that they will (i) file a registration statement with respect to a registered offer to exchange the Senior Subordinated Notes for new notes guaranteed by the guarantors on a senior subordinated unsecured basis, with terms substantially identical in all material respects to the Senior Subordinated Notes, and (ii) use their reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended.

SunGard and the guarantors have agreed to use their reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective, within 360 days after the issue date.

If SunGard fails to satisfy this obligation (a “registration default”), the annual interest rate on the Senior Subordinated Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. If the registration default is corrected, the applicable interest rate will revert to the original level.

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

Adjusted EBITDA is calculated as follows (in millions):

					Last Twelve Months September 30, 2012
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Income (loss) from continuing operations	$(39)	$(367)	$(148)	$(451)	$(372)
Interest expense, net	129	101	393	324	452
Taxes	(27)	(13)	(57)	(44)	(105)
Depreciation and amortization	173	164	536	506	676

EBITDA	236	(115)	724	335	651
Goodwill impairment charge	—	385	—	385	433
Purchase accounting adjustments (a)	3	2	8	7	9
Non-cash charges (b)	9	10	23	30	41
Restructuring and other (c)	53	16	79	29	45
Acquired EBITDA, net of disposed EBITDA	—	—	—	—	1
Loss on extinguishment of debt (d)	—	—	2	51	52

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2015	$301	$298	$836	$837	$1,232

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate or exit certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 9 of Notes to Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Loss on extinguishment of debt includes the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our US$-denominated term loans and the April 2, 2012 retirement of $500 million, 10.625% senior notes due 2015.

The covenant requirements and actual ratios for the twelve months ended September 30, 2012 are as follows. All covenants are in compliance.

	Covenant Requirements		Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	1.95	x	3.39	x
Maximum total debt to Adjusted EBITDA	5.75	x	4.23	x

Senior notes due 2018 and 2020 and senior subordinated notes due 2015 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00	x	3.38	x

(1)	The senior secured credit facilities require us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.95x for the four-quarter period ended December 31, 2011 and increasing over time to 2.10x by the end of 2012 and 2.20x by the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s receivables facility. Beginning with the four-quarter period ending December 31, 2011, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 5.75x and decreasing over time to 5.25x by the end of 2012 and to 4.75x by the end of 2013. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of September 30, 2012, we had $3.05 billion outstanding under the term loan facilities and available commitments of $858 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2015 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

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

At September 30, 2012, we had total debt of $6.11 billion, including $3.25 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $900 million of our variable rate debt. Swap agreements expiring in May 2013 with a notional value of $500 million effectively fix our interest rates at 1.99%. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Our remaining variable rate debt of $2.35 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $24 million per year. Upon the expiration of each interest rate swap agreement in May 2013 and February 2017, a 1% change in interest rates would result in a change in interest of approximately $28 million and $33 million per year, respectively.

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

The Company previously reported a material weakness in internal control over financial reporting related to accounting for deferred income taxes, which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As a result of this material weakness, which was not remediated as of September 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012.

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

Remediation of Material Control Weakness

The Company is continuing to implement steps to remediate the material weakness discussed above and to improve its internal control over financial reporting related to accounting for deferred income taxes. Specifically, the Company hired a new Vice President of Tax, effective June 1, 2012, and several additional qualified tax personnel have recently joined the Company. The Company is continuing to review all areas of the income tax accounting process, strengthening controls, and increasing the level of certain income tax review activities during the financial close process. The Company is enhancing reporting tools in its existing systems to improve the quality of data used in the analysis of deferred income tax accounts and related disclosures.

Management is committed to improving the Company’s internal control processes and has developed and presented to the Audit Committee a plan and timetable for the implementation of the remediation measures described above and is meeting regularly with the Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting related to accounting for deferred income taxes. As the Company continues to evaluate and improve its internal control over financial reporting related to accounting for deferred income taxes, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company continues to make progress each quarter and expects to achieve remediation of the material weakness when it completes its year end procedures in connection with filing the Company’s Annual Report on Form 10-K for 2012.

Change in Internal Control Over Financial Reporting

Other than changes related to the ongoing remediation of the material weakness in accounting for deferred income taxes, no change in our internal control over financial reporting occurred during our most recent fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Mine Safety Disclosures: None.

Item 5. Other Information:

(a) The stockholder of each of SunGard, SCC and SCCII approved, by written consent dated September 12, 2012, the election of the following persons as directors to serve in such capacity until his or her successor is designated and qualified, or until he or she sooner dies, resigns, is removed or becomes disqualified: Chinh Chu, John Connaughton, Russell Fradin, James H. Greene, Jr., Glenn Hutchins, James L. Mann, John Marren, Sanjeev Mehra and Julie Richardson. Subsequently, as previously reported, R. Davis Noell was elected to the boards of directors , on October 2, 2012, succeeding Ms. Richardson.

(b) None.

Item 6.	Exhibits:

Number	Document

10.1	Time-Based Restricted Stock Unit Award Agreement dated July 2, 2012 granted to Charles Neral.

10.2	Time-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral.

10.3	Performance-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2012 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II SUNGARD DATA SYSTEMS INC.

Dated: November 9, 2012	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Time-Based Restricted Stock Unit Award Agreement dated July 2, 2012 granted to Charles Neral.

10.2	Time-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral.

10.3	Performance-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2012 and (iv) Notes to Consolidated Financial Statements.