Form 10-K
period 2012-12-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2013-03-20
CIK 789388, 1337272, 1337274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Capital Corp.II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The aggregate market value of the registrants’ voting stock held by nonaffiliates is zero. The registrants are privately held corporations.

The number of shares of the registrants’ common stock outstanding as of March 1, 2013:

SunGard Capital Corp.:	256,474,160 shares of Class A common stock and 28,497,129 shares of Class L common stock
SunGard Capital Corp. II:	100 shares of common stock
SunGard Data Systems Inc.:	100 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

This Annual Report on Form 10-K (“Report”) is a combined report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCCII are collectively referred to as the “Parent Companies.” Unless the context indicates otherwise, any reference in this Report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

Forward-Looking Statements

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We describe some of the factors that we believe could affect our results in ITEM 1A—RISK FACTORS. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

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

We operate our business in three segments: Financial Systems (“FS”), Availability Services (“AS”) and Other, which is comprised of K-12 Education (“K-12”) and Public Sector (“PS”). On January 19 and 20, 2012, the Company completed the sale of its Higher Education (“HE”) business, which is included in discontinued operations for purposes of this Report.

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

AS provides disaster recovery services, managed services, information availability consulting services and business continuity management software to more than 8,000 customers in North America and Europe. With five million square feet of data center and operations space, AS assists IT organizations across virtually all industry and government sectors to prepare for and recover from emergencies by helping them minimize their computer downtime and optimize their uptime. Through direct sales and channel partners, AS helps organizations ensure their people and customers have uninterrupted access to the information systems they need in order to do business.

Other (K-12 and PS) provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public and private schools, utilities, nonprofits and other public sector institutions.

With a large portfolio of proprietary products and services in each of our three business segments, we have a diversified and stable business. Our base of approximately 25,000 customers includes most of the world’s largest financial services firms, a variety of other financial services firms, corporate and government treasury departments, energy companies, school districts, local governments and nonprofit organizations. Our AS business serves customers across virtually all industries. Our revenue is highly diversified by customer and product. During each of the past three fiscal years, no single customer has accounted for more than 3% of total revenue. On average for the past three fiscal years, services revenue has been approximately 91% of total revenue. About 80% of services revenue is highly recurring as a result of multiyear contracts and is generated from (1) software-related services including software maintenance and support, processing and rentals and (2) recovery and managed services. The remaining services revenue includes (1) professional services, which are mainly generated from implementation and consulting services in connection with the sale of our products and (2) broker/dealer fees, which are largely correlated with trading volumes.

We were acquired in August 2005 in a leveraged buy-out (“LBO”) by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG. As a result of the LBO, we are highly leveraged and our equity is not publicly traded.

Our Sponsors continually evaluate various strategic alternatives with respect to the Company. There can be no assurance that we will ultimately pursue any strategic alternatives with respect to any business segment, or, if we do, what the structure or timing for any such transaction would be.

To the extent required by ITEM 1 of Form 10-K, financial information regarding our segments is included in Note 13 of the Notes to Consolidated Financial Statements.

Segment Overview

Financial Systems

FS provides mission critical software and technology services to financial services institutions, corporate and government treasury departments and energy companies. Our solutions automate the many complex business processes associated primarily with trading, managing investment portfolios and accounting for investment assets, and also address the processing requirements of a broad range of users within the financial services sector. In addition, we provide technology services that focus on application implementation and integration of these solutions, custom software development and application management. Since our inception, we have consistently enhanced our solutions to add new features, process new types of financial instruments, meet new regulatory requirements, incorporate new technologies and meet evolving customer needs on a global basis.

We deliver many of our solutions as an application-service provider, primarily from our data centers located in North America and Europe that customers access through the Internet or virtual private networks. We also deliver some of our solutions by licensing the software to customers for use on their own computers and premises.

Our FS business offers software and technology services to a broad range of users, including asset managers, chief financial officers, compliance officers, custodians, fund administrators, insurers and reinsurers, market makers, plan administrators, registered investment advisors, treasurers, traders and wealth managers. FS is grouped into complementary solutions that focus on the specific requirements of our customers, as follows:

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

Banking: Our banking solutions help retail, corporate and international private banks to better manage their customers, capital and staff. We provide integrated solution suites for asset/liability management, budgeting and planning, regulatory compliance and profitability. We offer retail banks a range of solutions helping them address core banking, online and mobile banking, as well as customer and card management requirements. We also provide front-to-back-office solutions for equipment finance organizations and help international private banks with core banking, channel and client management, and various ASP services. Finally, we provide enterprise matching and reconciliation solutions to financial institutions.

Brokerage: Our brokerage solutions provide trade execution and network solutions to financial institutions, corporations and municipalities in North America, Europe and other global markets. Our trade execution and network solutions help both buy- and sell-side firms improve execution quality, minimize information leakage, decrease overall execution costs and address today’s trade connectivity challenges.

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

Energy. Our energy and commodities solutions help energy companies, corporate hedgers, hedge funds and financial services firms to compete efficiently in global energy and commodities markets by streamlining and integrating the trading, risk management and operations of physical commodities and their associated financial instruments.

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

Wealth & Retirement Administration: We provide wealth management solutions that help banks, trust companies, brokerage firms, insurance firms, benefit administrators and independent advisors acquire, service and grow their client relationships. We provide solutions for client acquisition, transaction management, trust accounting and recordkeeping that can be deployed as stand-alone products, or as part of an integrated wealth management platform.

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

Availability Services

AS helps customers improve the resilience of their mission critical systems by designing, implementing and managing cost-effective solutions using people, processes and technology to address enterprise IT availability needs. As the pioneer of commercial disaster recovery in the 1970s, we believe our specialization in information availability solutions, together with our vast experience, technology expertise, resource management capabilities, vendor neutrality and diverse service offerings, have uniquely positioned us to help meet customers’ varied needs in an environment in which businesses are critically dependent on the availability of IT. Our comprehensive portfolio of services extends from always-ready standby services to high availability advanced recovery services and always-on production and managed services. This includes planning and provisioning of enterprise cloud computing and SaaS platforms. Additionally, we provide business continuity management software and consulting services to help customers design, implement and maintain plans to protect their central business systems. To serve our more than 8,000 customers, we have approximately 5,000,000 square feet of data center and operations space at over 90 facilities in ten countries. Since inception, we have helped customers recover from unplanned interruptions resulting from major disasters including hurricane Sandy in 2012, the Gulf Coast hurricanes in 2008, widespread flooding in the UK in 2007, hurricane Katrina and Gulf Coast hurricanes in 2005, Florida hurricanes in 2004, the Northeast U.S. blackout in 2003, and the terrorist attacks of September 11, 2001.

We provide the following four categories of services: recovery services, managed services, consulting services and business continuity management software. The combination of all of these services provides our customers with a complete set of IT operations and information availability management solutions.

Although high availability and recovery services remain as important revenue generating services, including our recently introduced managed recovery program (“MRP”), managed services, consulting services and business continuity management software increasingly account for a greater percentage of new sales. Because advanced recovery and managed services are often unique to individual customers and utilize a greater proportion of dedicated (versus shared) resources, they typically require modestly more capital expenditures. Cloud solutions, however, are changing industry economics to allow for lower-cost, partially dedicated solutions.

Recovery Services: We help customers maintain access to the information and computer systems needed to run their businesses by providing cost-effective solutions to keep IT systems operational and secure in the event of an unplanned business disruption. These business disruptions can range from man-made events (e.g., power outages, telecommunications disruptions and acts of terrorism) to natural disasters (e.g., floods, hurricanes and earthquakes). We offer a complete range of recovery services tailored to application uptime requirements. These requirements are typically based on the criticality of the supported business processes. Some of these solutions can be delivered using processors, servers, storage devices, networks and other resources and infrastructure that are subscribed to by multiple customers. Recovery services range from basic standby infrastructure recovery services, workforce continuity services, and mobile recovery options to advanced recovery or high availability solutions. Managed recovery services represent a growing area, with industry regulations and the growing complexity of heterogeneous environments (i.e., cloud, virtual, physical) fueling demand. Our MRP offering—in which AS personnel lead planning, set-up, maintenance, testing and execution of a recovery solution—addresses key customer needs, including on their own premises. Our ability to provide MRP on the customers’ premises provides value to enterprises that have made investments to execute their recovery requirements on-site. Demand has also increased for cloud-based recovery services.

Managed Services: We provide IT infrastructure and production services that customers use to run their businesses on a day-to-day basis. These services range from co-located IT infrastructure (e.g., we provide data center space, power, cooling and network connectivity) to fully managed infrastructure services (e.g., we fully manage the daily operation of a customer’s IT infrastructure). Managed services help customers augment their IT resources and skills without having to hire full-time internal IT staff and make capital investments in infrastructure. In addition to managed hosting services for physical infrastructures, cloud hosting as well as managed services solutions spanning mixed physical and virtual environments are becoming more commonplace. In 2010, we launched enterprise-grade cloud services and have augmented these with high availability, multi-site solutions and private cloud options in 2011. Geographically, we deliver cloud services out of the U.S., Canada and Great Britain and a self-service cloud option out of Ireland.

Consulting Services: We offer consulting services to help customers solve critical business availability and IT infrastructure problems. Our six primary practice areas are information lifecycle governance, data protection, cloud, business continuity management, disaster recovery cost optimization and data center outsourcing. Current capabilities include enterprise resiliency, technology architecture, infrastructure operations and operational risk, taken to market through vertical practices focused in financial services, healthcare, manufacturing, energy and outsourcing.

Business Continuity Management Software: We provide customized software that facilitates business continuity, with automated business continuity management (BCM) systems and incident management modules for more than 1,500 customers. There are strong growth prospects driven by customers’ lack of internal IT expertise, the required familiarity with the regulatory environment and the growing demand for centralization of BCM planning and governance.

Availability Services operates across the UK and in Europe, delivering a very similar set of services as in the Americas. With locations in the UK, Ireland, France, Sweden, Belgium and Luxembourg, we have considerable ability to support customers from the European Union. In addition, we have Indian operations which provide workforce continuity services out of three locations.

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

Acquisitions

To complement our organic growth, we have a highly disciplined program to identify, evaluate, execute and integrate acquisitions. Generally, we seek to acquire businesses that broaden our existing product lines and service offerings by adding complementary products and service offerings and by expanding our geographic reach. During 2012, we spent approximately $40 million in cash to acquire two businesses. The following table lists the businesses we acquired in 2012:

Acquired Company/Business	Date Acquired	Description
Syntesys	01/05/12	A European SWIFT service bureau and network of business and technical experts dedicated to serving the SWIFT community.
XcitekSolutionsPlus, LLC (“XSP”)	12/21/12	A leading provider of end-to-end, automated corporate actions solutions.

Product Development

We continually support, upgrade and enhance our systems and develop new products to meet the needs of our customers for operational efficiency and resilience and to leverage advances in technology.

Our expenditures for software development during the years ended December 31, 2011 and 2012, including amounts that were capitalized, totaled approximately $190 million and $185 million, respectively. In 2011 and 2012, software development expenses were 4% and 4%, respectively, of revenue from software and processing solutions. These amounts do not include routine software support costs, nor do they include costs incurred in performing certain customer-funded development projects in the ordinary course of business.

Marketing

Most of our FS solutions are marketed throughout North America and Western Europe and many are marketed worldwide, including Asia Pacific, Central and Eastern Europe, the Middle East, Africa and Latin America. Our AS solutions are marketed primarily in North America and Europe. Our K-12 and PS solutions are marketed in North America. Our revenue from sales outside the United States during the years ended December 31, 2010, 2011 and 2012 totaled approximately $1.47 billion, $1.61 billion and $1.54 billion, respectively.

Brand and Intellectual Property

We own registered marks for the SUNGARD name and own or have applied for trademark registrations for many of our services and software products.

To protect our proprietary services and software, we rely upon a combination of copyright, patent, trademark and trade secret law, confidentiality restrictions in contracts with employees, customers and others, software security measures, and registered copyrights and patents. We also have established policies requiring our personnel and representatives to maintain the confidentiality of our proprietary property. We have a number of patents and patent applications pending as well as a few registrations of our copyrights. We will continue to apply for software and business method patents on a case-by-case basis and will continue to monitor ongoing developments in the evolving software and business method patent field (see ITEM 1A—RISK FACTORS).

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

Employees

As of December 31, 2012, we had approximately 17,000 employees. Our success depends partly on our continuing ability to retain and attract skilled technical, sales and management personnel. While skilled personnel are in high demand and competition exists for their talents, we have been able to retain and attract highly qualified personnel (see ITEM 1A—RISK FACTORS).

ITEM 1A.	RISK FACTORS

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:

•	global economic and market conditions;

•	the condition of the financial services industry, including the effect of any further consolidation among financial services firms;

•	our high degree of debt-related leverage;

•	the effect of war, terrorism, natural disasters or other catastrophic events;

•	the effect of disruptions to our systems and infrastructure;

•	the timing and magnitude of software sales;

•	the timing and scope of technological advances;

•	customers taking their information availability solutions in-house;

•	the trend in information availability toward solutions utilizing more dedicated resources;

•	the market and credit risks associated with broker/dealer operations;

•	the ability to retain and attract customers and key personnel;

•	risks relating to the foreign countries where we transact business;

•	the integration and performance of acquired businesses;

•	the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents;

•	a material weakness in our internal controls; and

•	unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions.

The factors described in this paragraph and other factors that may affect our business or future financial results, as and when applicable, are discussed in our filings with the United States Securities and Exchange Commission (“SEC”), including this Report. We assume no obligation to update any written or oral forward-looking statements made by us or on our behalf as a result of new information, future events or other factors.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit agreement and the indentures relating to our senior notes due 2018 and 2020 and senior subordinated notes due 2019. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our senior notes due 2018 and 2020 and senior subordinated notes due 2019 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, under the senior secured credit agreement, under certain circumstances, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit.

If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit agreement and the senior secured notes due 2014, to the extent required by the indenture governing these notes. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facilities and the senior notes, as well as our unsecured indebtedness.

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

Because our customer base is concentrated in the financial services industry, our business is largely dependent on the health of that industry. When there is a general downturn in the financial services industry, or if our customers in that industry experience financial or business problems, including bankruptcies, our business and financial results may suffer. If financial services firms continue to consolidate, there could be a material adverse effect on our business and financial results. When a customer merges with a firm using its own solution or another vendor’s solution, it could decide to consolidate on a non-SunGard system, which could have an adverse effect on our financial results.

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

Our securities brokerage operations are highly regulated and are riskier than our other businesses.

Domestic and foreign regulatory and self-regulatory organizations, such as the SEC, the Financial Industry Regulatory Authority, and the (U.K.) Financial Services Authority can, among other things, fine, censure, issue cease-and-desist orders against, and suspend or expel a broker-dealer or its officers or employees for failure to comply with the many laws and regulations that govern brokerage activities. Such sanctions may arise out of currently-conducted activities or those conducted in prior periods. Our ability to comply with these laws and regulations is largely dependent on our establishment, maintenance, and enforcement of an effective brokerage compliance program. Failure to establish, maintain, and enforce proper brokerage compliance procedures, even if unintentional, could subject us to significant losses, lead to disciplinary or other actions, and tarnish our reputation. Regulations affecting the brokerage industry may change, which could adversely affect our financial results.

We are exposed to certain risks relating to the execution services provided by our brokerage operations to our customers and counterparties, which include other broker-dealers, active traders, hedge funds, asset managers, and other institutional and non-institutional clients. These risks include, but are not limited to, customers or counterparties failing to pay for or deliver securities, trading errors, the inability or failure to settle trades, and trade execution system failures. In our other businesses, we generally can disclaim liability for trading losses that may be caused by our software, but in our brokerage operations, we may not be able to limit our liability for trading losses or failed trades even when we are not at fault. As a result, we may suffer losses that are disproportionately large compared to the relatively modest profit contributions of our brokerage operations.

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

A portion of our revenue is generated outside the United States, primarily from customers located in Europe. Over the past few years we have expanded our operations in certain emerging markets in Asia, Africa, Europe, the Middle East and South America. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally. Accordingly, our business and financial results could be adversely affected due to a variety of factors, including:

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

•	the effects of applicable and potentially adverse foreign tax law changes;

•	significant adverse changes in foreign currency exchange rates;

•	longer accounts receivable cycles;

•	managing a geographically dispersed workforce; and

•	difficulties associated with repatriating cash in a tax-efficient manner.

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

Our acquisitions may not be successful and we may not be able to successfully integrate and manage acquired businesses.

Generally, we seek to acquire businesses that broaden our existing product lines and service offerings and expand our geographic reach. There can be no assurance that our acquisitions will be successful or that we will be able to identify suitable acquisition candidates and successfully complete acquisitions. In addition, we may finance any future acquisition with debt, which would increase our overall levels of indebtedness and related interest costs. If we are unable to successfully integrate and manage acquired businesses, then our business and financial results may suffer. It is possible that the businesses we have acquired and businesses that we acquire in the future may perform worse than expected, be subject to an adverse litigation outcome or prove to be more difficult to integrate and manage than expected. If that happens, there may be a material adverse effect on our business and financial results for a number of reasons, including:

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

The software industry is characterized by the existence of a large number of trade secrets, copyrights and the growing number of issued patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may unknowingly violate the intellectual property rights of others. Some of our competitors or other third parties may have been more aggressive than us in applying for or obtaining patent rights for innovative proprietary technologies both in the United States and internationally. In addition, we use a limited amount of open source software in our products and may use more open source software in the future. Because open source software is developed by numerous independent parties over whom we exercise no supervision or control, allegations of infringement for using open source software are possible. Although we monitor our use and our suppliers’ use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Further, the complexities of our quarter- and year-end closing processes increase the risk that a weakness in internal control over financial reporting may go undetected. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2011, we identified a material weakness related to our accounting for deferred income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weakness, we developed and implemented a remediation plan. As a result of the remedial actions completed, as described in Item 9A of this Report, we have concluded that we have remediated the material weakness in accounting for deferred income taxes as of December 31, 2012.

Unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions could affect our profitability or cash flow.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. We regularly are under examination by tax authorities. Although we believe our income tax provision is reasonable, the final determination of our tax liability could be materially different from our historical income tax provisions, which could have a material effect on our financial position, results of operations or cash flows. In addition, tax-law amendments in the U.S. and other jurisdictions could significantly impact how U.S. multinational corporations are taxed. Although we cannot predict whether or in what form such legislation will pass, if enacted it could have a material adverse effect on our business and financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease space, primarily for availability services facilities, data centers, sales offices, customer support offices and administrative offices, in many locations worldwide. We also own some of our computer and office facilities. Our principal facilities include our leased Availability Services facilities in Philadelphia, Pennsylvania (592,000 square feet), Carlstadt, New Jersey (661,000 square feet), and Hounslow, England (195,000 square feet) and include our financial systems application service provider centers in Voorhees, New Jersey; Burlington, Massachusetts; Hopkins, Minnesota; Salem, New Hampshire; Ridgefield, New Jersey; and Wayne, Pennsylvania. We believe that our leased and owned facilities are adequate for our present operations.

ITEM 3.	LEGAL PROCEEDINGS

We are presently a party to certain lawsuits arising in the ordinary course of our business. We believe that none of our current legal proceedings will be material to our business, financial condition or results of operations. Information with respect to this item may be found in Note 15 of the Notes to Consolidated Financial Statements in this Report, which information is incorporated into this Item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of March 1, 2013, there were 376 holders of record of each of Class A common stock and Class L common stock of SCC, and there was one holder of record of common stock of SunGard.

See ITEM 7-LIQUIDITY AND CAPITAL RESOURCES—COVENANT COMPLIANCE for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

SunGard Capital Corp.

	2008	2009	2010	2011	2012
	(in millions)
Income Statement Data (1)
Revenue	$4,795	$4,752	$4,437	$4,440	$4,263
Operating income (loss)	537	(684)	204	337	74
Loss from continuing operations	(142)	(1,181)	(414)	(71)	(397)
Income (loss) from discontinued operations	(100)	64	(156)	(80)	331
Net loss	(242)	(1,117)	(570)	(151)	(66)
Cash Flow Data
Cash flow from continuing operations	N/A (2)	N/A (2)	$601	$606	$645
Cash flow from discontinued operations	N/A (2)	N/A (2)	120	72	(401)

Cash flow from operations	$384	$640	$721	$678	$244
Balance Sheet Data
Total assets	$15,778	$13,980	$12,968	$12,550	$10,018
Total short-term and long-term debt	8,875	8,315	8,055	7,829	6,662
Equity	2,869	1,914	1,452	1,375	614

SunGard Capital Corp. II

	2008	2009	2010	2011	2012
	(in millions)
Income Statement Data (1)
Revenue	$4,795	$4,752	$4,437	$4,440	$4,263
Operating income (loss)	537	(684)	204	337	74
Loss from continuing operations	(142)	(1,182)	(414)	(69)	(397)
Income (loss) from discontinued operations	(100)	64	(156)	(80)	331
Net loss	(242)	(1,118)	(570)	(149)	(66)
Cash Flow Data
Cash flow from continuing operations	N/A (2)	N/A (2)	$601	$606	$645
Cash flow from discontinued operations	N/A (2)	N/A (2)	120	72	(401)

Cash flow from operations	$385	$640	$721	$678	$244
Balance Sheet Data
Total assets	$15,778	$13,980	$12,968	$12,550	$10,018
Total short-term and long-term debt	8,875	8,315	8,055	7,829	6,662
Stockholders’ equity	3,011	2,026	1,567	1,433	688

SunGard Data Systems Inc.

	2008	2009	2010	2011	2012
	(in millions)
Income Statement Data (1)
Revenue	$4,795	$4,752	$4,437	$4,440	$4,263
Operating income (loss)	537	(684)	204	337	74
Loss from continuing operations	(142)	(1,182)	(414)	(69)	(397)
Income (loss) from discontinued operations	(100)	64	(156)	(80)	331
Net loss	(242)	(1,118)	(570)	(149)	(66)
Cash Flow Data
Cash flow from continuing operations	N/A (2)	N/A (2)	$601	$606	$645
Cash flow from discontinued operations	N/A (2)	N/A (2)	120	72	(401)

Cash flow from operations	$385	$639	$721	$678	$244
Balance Sheet Data
Total assets	$15,778	$13,980	$12,968	$12,550	$10,018
Total short-term and long-term debt	8,875	8,315	8,055	7,829	6,662
Stockholder’s equity	3,063	2,067	1,607	1,461	716

(1)	Included in the 2008 loss from continuing operations are intangible asset write-offs of $67 million and foreign currency losses and unused alternative financing commitment fees associated with the acquisition of GL TRADE S.A. of $17 million. Included in the 2008 income from discontinued operations is a goodwill impairment charge of $128 million.

Included in the 2009 loss from continuing operations is a goodwill impairment charge of $1.13 billion and intangible asset write-offs of $35 million.

Included in the 2010 loss from continuing operations is a goodwill impairment charge of $205 million and a loss on the extinguishment of debt of $58 million, including tender and call premiums of $39 million, associated with the early retirement of $1.6 billion senior notes due 2013 and euro denominated term loans. Included in the 2010 loss from discontinued operations is a goodwill impairment charge of $123 million and a loss on disposal of discontinued operations of $94 million.

Included in the 2011 loss from continuing operations are goodwill impairment charges of $48 million related to prior-year periods which have been corrected in 2011 and an income tax benefit of $48 million reflecting amortization of the deferred tax liability which benefit would have been reflected in prior years in the statement of comprehensive income. Included in the 2011 income (loss) from discontinued operations is $135 million of deferred tax expense related to the book-over-tax basis difference of a Higher Education (“HE”) subsidiary that is classified as held for sale at December 31, 2011 and a goodwill impairment charge of $3 million.

Included in the 2012 loss from continuing operations is a goodwill impairment charge of $385 million and a loss on extinguishment of debt of $82 million, including tender and call premiums of $48 million, due primarily to the early extinguishments of the senior notes due 2015 and the senior subordinated notes due 2015, and the partial repayment of term loans in January and December 2012. Included in the 2012 income from discontinued operations are gains on the sale of discontinued operations of $571 million.

See Notes 1, 2, 5 and 6 of Notes to Consolidated Financial Statements.

(2)	The split of cash flow from continuing operations and cash flow from discontinued operations is not available for 2008 and 2009 due to the sales of HE in 2011 and SunGard Global Services France in 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate our business in three segments: Financial Systems (“FS”), Availability Services (“AS”) and Other, which is comprised of K-12 Education and Public Sector (“PS”). Our FS segment primarily serves financial services companies, corporate and government treasury departments and energy companies. Our AS segment serves IT-dependent companies across virtually all industries. Our Other segment, which is approximately 5% of our total revenue, primarily serves state and local governments, not-for-profit organizations and K-12 school districts and private schools throughout the U.S.

SunGard Data Systems Inc. (“SunGard”) was acquired on August 11, 2005 in a leveraged buy-out by a consortium of private equity investment funds associated with Bain Capital Partners, The Blackstone Group, Goldman Sachs & Co., Kohlberg Kravis Roberts & Co., Providence Equity Partners, Silver Lake and TPG (the “LBO”).

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp (“SCC”). SCCII and SCC are collectively referred to as the “Parent Companies.” All four of these companies were formed for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” The use of “we”, “our”, “us” and similar terms is meant to refer to each of SCC, SCCII and SunGard.

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

AS provides disaster recovery services, managed IT services, information availability consulting services and business continuity management software to more than 8,000 customers in North America and Europe. With approximately five million square feet of data center and operations space, AS assists IT organizations across virtually all industry and government sectors to prepare for and recover from emergencies by helping them minimize their computer downtime and optimize their uptime. Through direct sales and channel partners, AS helps organizations have uninterrupted access to the information systems so that they can continue to transact business.

Our Other segment provides software and technology services designed to meet the specialized needs of local, state and federal governments, public safety and justice agencies, public and private schools, utilities, nonprofits, and other public sector institutions.

In 2012, the difficult economy resulted in cautious customer buying patterns, particularly in the established markets. In FS, this has resulted in fewer new license sales, which in turn drove lower professional services revenue. Offsetting this, processing revenues were fairly stable and license renewals were strong. In addition, in certain product lines, particularly within the emerging markets, we have consistently acquired new customers which in turn resulted in additional professional services revenue. In AS, our managed recovery program, managed service offerings, and cloud solutions helped to offset a contraction in traditional recovery services revenue.

In this environment, we are managing carefully to protect our profit and improve our profit margins. We are specifically taking steps to exit lower margin or slower growing business lines. We are thoughtfully managing spending and shifting our investments into faster growing products and regions. This has resulted in improved cash flow, reduced debt and greater value to our shareholders.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Those estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. We review our estimates and judgments on an ongoing basis and revise them when necessary. Actual results may differ from the original or revised estimates. A summary of our significant accounting policies is contained in Note 1 of Notes to Consolidated Financial Statements. A description of the most critical policies and those areas where estimates have a relatively greater effect in the financial statements follows. Management has discussed the critical accounting policies described below with our audit committee.

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

The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. In connection with our determination of fair values, we may engage independent appraisal firms to assist us with the valuation of intangible (and certain tangible) assets acquired and certain assumed obligations.

We periodically review carrying values and useful lives of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset is impaired, we make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other relevant factors. If these estimates or their related assumptions change, we may be required to record non-cash impairment charges for these assets.

GAAP requires the Company to perform a goodwill impairment test annually and test more frequently when negative conditions or a triggering event arise. In September 2011, the Financial Accounting Standards Board

(“FASB”) issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As allowed under the amended guidance, the Company chose not to assess the qualitative factors of its reporting units and, instead, performed the quantitative test.

We complete our annual goodwill impairment test as of July 1 for each of our 11 reporting units. In step one, we estimate the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). We then compare the estimated fair value to the carrying value. If there is a deficiency (the estimated fair value of a reporting unit is less than the carrying value), a step-two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with any resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance, performance of the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the July 1, 2012 impairment test, the discount rates used were between 10% and 12% and the perpetual growth rates used were between 3% and 4%.

Based on the results of the step-one tests, we determined that the carrying value of our Availability Services North America (“AS NA”) reporting unit was in excess of its respective fair value and a step-two test was required. The primary driver for the decline in the fair value of the AS NA reporting unit compared to the prior year is the decline in the cash flow projections for AS NA when compared to those used in the 2011 goodwill impairment test as a result of a decline in the overall outlook of this reporting unit. We continue to expect to grow the AS NA business over the long-term, albeit at a slower rate than previously planned.

Prior to completing the step-two test, we first evaluated certain long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, we estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step-two test to determine the implied fair value of goodwill and therefore the amount of impairment, we first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, we determined that the carrying value of goodwill exceeded its implied fair value and recorded a non-cash goodwill impairment charge of $385 million.

The Company has one other reporting unit, whose goodwill balance was $299 million as of December 31, 2012, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 15% of the carrying value. A one hundred basis point decrease in the perpetual growth rate or a one hundred basis point increase in the discount rate would not cause this reporting unit to fail step one and require a step-two analysis. However, if this unit fails to achieve expected performance levels in the near term or experiences a downturn in the business below current expectations, goodwill could be impaired.

The Company’s remaining reporting units, whose goodwill balances in aggregate total $3.7 billion at December 31, 2012, each had estimated fair values which exceeded the carrying value of the reporting unit by at least 15% as of the July 1, 2012 impairment test.

In 2009, we recorded an adjustment to the state income tax rate used to calculate the deferred income tax liabilities associated with the intangible assets at the LBO date which resulted in reductions to our deferred tax liability and goodwill balances of approximately $114 million. During 2011, we determined that the 2009 adjustment was incorrect and reversed it, thereby increasing the December 31, 2011 deferred tax liability and goodwill balances each by approximately $100 million for continuing operations and $14 million for assets (liabilities) related to discontinued operations. As a result of this correction, we recorded a non-cash goodwill impairment charge of $48 million, of which $36 million related to the impairment charge in 2009 and $12 million related to the impairment charge in 2010, and recorded a non-cash goodwill impairment charge of $3 million in discontinued operations that related to the 2010 impairment charge. In addition, we recorded an income tax benefit of $48 million, of which $35 million related to prior periods, reflecting the amortization of the deferred income tax liability which would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made. Had we recorded the goodwill impairment charges in the correct periods, the impairment charge for 2009 would have been $1.162 billion, and the impairment charge in 2010 would have been $217 million. We assessed the impact of correcting these errors in 2011 and do not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2011 financial statements. As a result, we have not restated any prior period amounts.

Based on the results of our July 1, 2010 step-one tests, we determined that the carrying values of our combined PS and K-12 Education reporting units, our Public Sector United Kingdom (“PS UK”) reporting unit, which has since been sold and is included in discontinued operations, and our Higher Education Managed Services (“HE MS”) reporting unit, which was sold in January 2012 and is included in discontinued operations, were in excess of their respective fair values and a step-two test was required for each of these reporting units. The primary driver for the decline in the fair value of the reporting units compared to the prior year is the reduction in the perpetual growth rate assumption used for each of these three reporting units, stemming from the disruption in the global financial markets, particularly the markets which these three reporting units serve. Furthermore, there was a decline in the cash flow projections for the PS and K-12 Education, and PS UK reporting units compared to those used in the 2009 goodwill impairment test as a result of decline in the overall outlook for these two reporting units. Additionally, the discount rate assumption used for the PS UK reporting unit was higher than the discount rate used in the 2009 impairment test.

A one percentage point increase in the perpetual growth rate or a one percentage point decrease in the discount rate would have resulted in our HE MS reporting unit having a fair value in excess of carrying value and a step-two test would not have been required.

Prior to completing the step-two tests, we first evaluated the long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, we estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step-two tests to determine the implied fair value of goodwill and therefore the amount of impairment, we first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, we determined that the carrying value of goodwill exceeded its implied fair value for each of the three reporting units and recorded a non-cash goodwill impairment charge of $328 million, of which $205 million is presented in continuing operations and $123 million in discontinued operations.

Revenue Recognition

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

License fees result from contracts that permit the customer to use a SunGard software product at the customer’s site. Generally, these contracts are multiple-element arrangements since they usually include professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant program modifications or customization, installation, systems integration or related services, the professional services and license revenue are combined and recorded based upon proportional performance, measured in the manner described above. Revenue is recorded when billed if customer payments are extended beyond normal billing terms, or at acceptance when there is significant acceptance, technology or service risk. Revenue also is recorded over the longest service period in those instances where the software is bundled together with post-delivery services and there is not sufficient evidence of the fair value of each undelivered service element.

With respect to software related multiple-element arrangements, sufficient evidence of fair value is defined as vendor specific objective evidence (“VSOE”). If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

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

For our non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE, then third-party evidence (“TPE”), then best estimated selling price (“BESP”). The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are calculated based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted income tax rates expected to be in effect during the years in which the temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded only when such benefits are more likely than not of being sustained. Considerable judgment is required in assessing and estimating these amounts and differences between the actual outcome of these future tax consequences and our estimates could have a material effect on our consolidated financial results.

Accounting for Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate service period. Fair value for stock options is computed using the Black-Scholes pricing model. Determining the fair value of stock-based awards requires considerable judgment, including estimating the expected term of stock options, expected volatility of our stock price, and the number of awards expected to be forfeited. Since the Company is not publicly traded, the Company utilizes equity valuations based on (a) stock market valuations of public companies in comparable businesses, (b) recent transactions involving comparable companies and (c) any other factors deemed relevant (see Note 7). In addition, for stock-based awards where vesting is dependent upon achieving certain operating performance goals, we estimate the likelihood of achieving the performance goals. Differences between actual results and these estimates could have a material effect on our consolidated financial results. A deferred income tax asset is recorded over the vesting period as stock compensation expense is recognized. Our ability to recognize a benefit for this deferred tax asset will be ultimately determined based on the actual value of the stock option upon exercise or restricted stock unit upon distribution. If the actual value is lower than the fair value determined on the date of grant, then there could be income tax expense for the portion of the deferred tax asset that cannot be realized, which could have a material effect on our consolidated financial results.

Results of Operations

We evaluate our performance using both GAAP and non-GAAP measures. Our primary non-GAAP measure is Internal Adjusted EBITDA, whose corresponding GAAP measure is income from continuing operations before income taxes (see Note 13 of Notes to Consolidated Financial Statements). Internal Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation and amortization,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

We believe Internal Adjusted EBITDA is an effective tool to measure our operating performance since it excludes non-cash items and certain variable charges. We use Internal Adjusted EBITDA extensively to measure both SunGard and its reporting segments within the Company and also to our board of directors.

While Internal Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to our reported GAAP results. Also, Internal Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Internal Adjusted EBITDA is similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement (as defined below) for purposes of our debt covenants.

During 2010, we sold our PS UK operation which is presented as discontinued operations. In January 2012, we sold our Higher Education business which is also presented as discontinued operations.

Except as otherwise noted, all explanations below exclude the impacts from changes in currency translation, which we refer to as constant currency, a non-GAAP measure. We believe presenting our results on a constant currency basis is meaningful for assessing how our underlying businesses have performed due to the fact that we have international operations that are material to our overall operations. As a result, total revenues and expenses are affected by changes in the U.S. Dollar against international currencies. To present this constant currency information, current period results for entities reporting in currencies other than U.S. Dollars are converted to U.S. Dollars at the average exchange rate used in the prior year period rather than the actual exchange rates in effect during the current year period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency. Also, percentages may not add due to rounding.

The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted. Also, the following discussion includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements and related footnotes and the discussion above of certain risks and uncertainties (see ITEM 1A—RISK FACTORS) that could cause future operating results to differ materially from historical results or the expected results indicated by forward looking statements.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

						Constant Currency
	Year Ended December 31, 2011		Year Ended December 31, 2012		Percent Increase (Decrease) 2012 vs. 2011	Year Ended December 31, 2012		Percent Increase (Decrease) 2012 vs. 2011
(in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems (FS)
Services	$2,445	55%	$2,370	56%	(3)%	$2,403	56%	(2)%
License and resale fees	259	6%	244	6%	(6)%	251	6%	(3)%

Total products and services	2,704	61%	2,614	61%	(3)%	2,654	62%	(2)%
Reimbursed expenses	72	2%	40	1%	(45)%	40	1%	(44)%

Total	$2,776	63%	$2,654	62%	(4)%	$2,694	62%	(3)%

Availability Services (AS)
Services	$1,438	32%	$1,383	32%	(4)%	$1,394	32%	(3)%
License and resale fees	2	—%	3	—%	(15)%	3	—%	(14)%

Total products and services	1,440	32%	1,386	32%	(4)%	1,397	32%	(3)%
Reimbursed expenses	20	—%	19	—%	(3)%	20	—%	—%

Total	$1,460	33%	$1,405	33%	(4)%	$1,417	33%	(3)%

Other (1)
Services	$173	4%	$173	4%	—%	$173	4%	—%
License and resale fees	28	1%	28	1%	2%	28	1%	2%

Total products and services	201	5%	201	5%	—%	201	5%	—%
Reimbursed expenses	3	—%	3	—%	(12)%	3	—%	(12)%

Total	$204	5%	$204	5%	—%	$204	5%	—%

Total Revenue
Services	$4,056	91%	$3,926	92%	(3)%	$3,970	92%	(2)%
License and resale fees	289	7%	275	6%	(5)%	282	7%	(3)%

Total products and services	4,345	98%	4,201	99%	(3)%	4,252	99%	(2)%
Reimbursed expenses	95	2%	62	1%	(35)%	63	1%	(34)%

Total	$4,440	100%	$4,263	100%	(4)%	$4,315	100%	(3)%

(1)	Other includes our PS and K-12 Education businesses.

Revenue:

Total SunGard reported revenue decreased $177 million, or 4%, in 2012 compared to 2011. On a constant currency basis, revenue decreased $125 million, or 3%. Approximately $56 million of the $125 million decrease, or 1.3 points of the three percentage points of decrease, was due to a decrease in revenue as we intentionally exited certain lower margin services in our broker/dealer business (the “Broker/Dealer”). These revenues were generally “pass through” fees to stock exchanges, as mentioned below.

Our revenue is highly diversified by customer and product. During each of the past three fiscal years, no single customer has accounted for more than 3% of total revenue. On average for the past three fiscal years, services revenue has been approximately 91% of total revenue. About 80% of services revenue is highly recurring as a result of multi-year contracts and is generated from software-related services including software maintenance and support, processing and rentals; and recovery and managed services. The remaining services revenue includes professional services, which are mainly generated from implementation and consulting services in connection with the sale of our products; and broker/dealer fees, which are largely correlated with trading volumes. On a constant currency basis, services revenue decreased to $3.97 billion from $4.06 billion, representing approximately 92% of total revenue in 2012, an increase of 1% from 2011. The revenue decrease of $86 million was mainly due to a $54 million decrease in AS recovery services, a $53 million decrease in FS and AS professional services revenue, an $8 million decrease in FS software rental revenue and a $7 million decrease in broker/dealer fee revenue of which the Broker/Dealer’s portion resulted in a decrease of $23 million, partially offset by a $16 million increase in AS managed services revenue, a $13 million increase from FS acquisitions and a $9 million increase in FS processing revenue.

Professional services revenue was $598 million and $648 million in 2012 and 2011, respectively, and are discussed in more detail below. Revenue from total broker/dealer fees was $157 million and $164 million in 2012 and 2011, respectively.

Reported revenue from license and resale fees includes software license revenue of $241 million and $252 million, respectively. On a constant currency basis, software license revenue decreased $4 million, or 2%. Reimbursed expense revenue decreased $32 million due to the decline in revenue in the Broker/Dealer.

Financial Systems segment:

FS reported revenue was $2.65 billion in 2012 compared to $2.78 billion in 2011, a decrease of 4%. On a constant currency basis, revenue decreased $82 million, or 3%. Two percentage points of the decrease, or $56 million, was related to lower revenue from the Broker/Dealer discussed above. Professional services revenue decreased $47 million, or 8%, due primarily to successful completion of projects during 2011 and relatively lower demand in 2012 driven by fewer new license sales, and was offset in part by a $5 million increase from acquisitions. Software rental revenue decreased $8 million, or 2%, due primarily to attrition. Broker/dealer fee revenue (excluding the Broker/Dealer) increased $16 million, or 12%, due primarily to increased trading activity during 2012. Processing revenue increased $9 million, or 1%, due mainly to the impact of new business signed in 2011, higher volumes and rate increases in 2012 and $5 million due to acquisitions. Reported revenue from software license revenue was $229 million, a decrease of $11 million from 2011. On a constant currency basis, software license revenue decreased $4 million, or 2%.

Availability Services segment:

AS reported revenue decreased $55 million, or 4%, in 2012 from the prior year. On a constant currency basis, revenue decreased 3%. In North America, which accounts for over 75% of our AS business, revenue decreased 4% where decreases of $54 million in recovery services (“RS”) and $6 million in professional services revenue exceeded growth of $16 million in managed services (“MS”) revenue. Revenue in Europe, primarily from our U.K. operations, was unchanged, where an increase in MS revenue was offset by a decrease in RS revenue.

Our RS revenue has been declining due to customers’ shifting from traditional backup and recovery solutions to either in-house solutions or disk-, cloud-based or managed recovery solutions. Separately, in MS, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future.

Other segment:

Reported revenue and constant currency revenue were unchanged at $204 million in 2012. Professional services revenue decreased $2 million and processing revenue increased $2 million. Revenue from license and resale fees included software license revenue of $10 million in 2012, a $1 million increase from the prior year.

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

						Constant Currency
	Year Ended December 31,		Year Ended December 31,		Percent Increase (Decrease)	Year Ended December 31,		Percent Increase (Decrease)
	2011		2012		2012 vs. 2011	2012		2012 vs. 2011
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial Systems	$2,776	63%	$2,654	62%	(4)%	$2,694	62%	(3)%
Availability Services	1,460	33%	1,405	33%	(4)%	1,417	33%	(3)%
Other	204	5%	204	5%	—%	204	5%	—%

Total Revenue	$4,440	100%	$4,263	100%	(4)%	$4,315	100%	(3)%

Costs and Expenses
Cost of sales and direct operating (excluding depreciation)	$1,848	42%	$1,740	41%	(6)%	$1,759	41%	(5)%
Sales, marketing and administration	1,108	25%	1,039	24%	(6)%	1,055	24%	(5)%
Product development and maintenance	393	9%	353	8%	(10)%	367	8%	(7)%
Depreciation and amortization	271	6%	287	7%	6%	290	7%	7%
Amortization of acquisition— related intangible assets	435	10%	385	9%	(11)%	387	9%	(11)%
Goodwill impairment	48	1%	385	9%	702%	385	9%	702%

Total Costs and Expenses	$4,103	92%	$4,189	98%	2%	$4,243	98%	3%

Internal Adjusted EBITDA
Financial Systems (1)	$720	25.9%	$738	27.8%	2%	$738	27.4%	2%
Availability Services (1)	508	34.8%	480	34.2%	(6)%	484	34.2%	(5)%
Other (1)	63	31.2%	66	32.5%	5%	66	32.5%	5%
Corporate	(70)	(1.6)%	(44)	(1.0)%	38%	(44)	(1.0)%	37%

Total Internal Adjusted EBITDA	1,221	27.5%	1,240	29.1%	2%	1,244	28.8%	2%
Reconciliation of Internal Adjusted EBITDA to Operating Income
Depreciation and amortization	(271)	(6.1)%	(287)	(6.7)%	(6)%	(290)	(6.7)%	(7)%
Amortization of acquisition— related intangible assets	(435)	(9.8)%	(385)	(9.0)%	11%	(387)	(9.0)%	11%
Goodwill impairment	(48)	(1.1)%	(385)	(9.0)%	(702)%	(385)	(8.9)%	(702)%
Severance and facility closure costs	(65)	(1.5)%	(50)	(1.2)%	23%	(51)	(1.2)%	22%
Stock compensation expense	(33)	(0.7)%	(38)	(0.9)%	(15)%	(38)	(0.9)%	(15)%
Management fees	(12)	(0.3)%	(14)	(0.3)%	(15)%	(14)	(0.3)%	(15)%
Other costs (2)	(20)	(0.4)%	(7)	(0.2)%	60%	(7)	(0.2)%	60%

Total Operating Income	$337	7.6%	$74	1.7%	(78)%	$72	1.7%	(79)%

(1)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.

(2)	Other costs include expenses related to strategic initiatives, currency transaction losses, costs to shut down certain services in our Broker/Dealer business (defined above) and certain other costs.

Operating Income:

Our total reported operating margin was 1.7% in 2012 compared to 7.6% in 2011. The most significant factor impacting the 5.9 margin point decrease is the $385 million goodwill impairment charge related to AS NA in 2012, whereas 2011 included a goodwill impairment of $48 million. The net impact of these charges was a 7.8 margin point decrease in 2012. The more significant factors impacting the remaining 1.9 margin point improvement are the following:

•	1.1 margin point increase, or $47 million, from the decrease in amortization of acquisition-related intangible assets;

•	0.6 margin point increase from the improvement in the FS internal adjusted EBITDA margin;

•

0.6 margin point increase, or $26 million, from the decrease in corporate expenses resulting from decreases of $20 million of employment-related expenses (excluding severance) and $7 million of advertising expenses;

•	0.3 margin point increase, or $14 million, from lower severance and corporate executive transition costs of $22 million offset in part by an $8 million increase in expenses to exit facilities; and

•

0.3 margin point increase, or $12 million, from the decrease in expenses related to strategic initiatives, currency transaction losses and costs incurred in 2011 due to the exit from the Broker/Dealer;

partially offset by

•

0.4 margin point decrease, or $18 million, from the increase in depreciation and amortization primarily resulting from a shift in AS investments to shorter-lived assets over the last two years while capital expenditures in total have declined; and

•	0.4 margin point decrease from the decrease in the AS internal adjusted EBITDA margin, which excludes the impact of severance.

Excluding the severance charges discussed above, FS improved its total operating margin by 0.6 points due mainly to expense management primarily from reduced external services fees and consulting expenses. Also excluding the severance charges, degradation of total margin by AS of 0.4 points was due primarily to the decrease in recovery services and professional services revenue, partially offset by an increase in revenue from managed services and the decrease in equipment expense.

Across the company, we have several programs designed to continually identify cost savings and productivity improvements. These programs serve to both improve our profitability and help fund our investments. The interplay of savings and investments may result in higher or lower costs in any given quarter. Moreover, short term charges required to secure our long term savings may impact our results in any particular quarter.

Segment Internal Adjusted EBITDA:

Financial Systems segment:

The most important factors affecting the FS Internal Adjusted EBITDA margin are:

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

More specifically, the FS Internal Adjusted EBITDA margin was 27.4% and 25.9% in 2012 and 2011, respectively. The more significant factors impacting the 1.5 margin point improvement are the 0.5 margin point increase, or $14 million, from the decrease in external services fees; the 0.4 margin point increase, or $12 million, from the decrease in consultant expense; the 0.3 margin point increase, or $9 million, from the increase in costs capitalized as software assets; the 0.3 margin point increase, or $8 million, from the decrease in facilities costs (excluding lease exit costs); and the 0.2 margin point increase, or $5 million, from the decrease in communications costs; partially offset by the 0.6 margin point decrease from increases in incentive compensation and employment-related taxes and benefits; and the 0.2 margin point decrease from acquired businesses.

Availability Services segment:

The most important factors affecting the AS Internal Adjusted EBITDA margin are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the timing and magnitude of equipment and facilities expenditures,

•	the level and success of new product offerings, and

•	the trend toward availability solutions utilizing more dedicated resources.

More specifically, the AS Internal Adjusted EBITDA margin was 34.2% and 34.8% in 2012 and 2011, respectively, a decrease of 0.6 margin points. In North America, RS, which typically uses shared resources, decreased the overall AS margin by 1.7 margin points in 2012 due primarily to a $54 million decrease in higher-margin recovery services revenue, partially offset by a $20 million decrease in equipment expense. Professional services decreased the overall AS margin by 0.3 margin points in 2012 due primarily to a $1 million increase in employment-related expenses on $6 million of lower revenue. Also in North America, decreases in advertising expenses of $4 million, external services fees of $3 million and employment-related expenses of $3 million helped the margin in 2012 by 0.7 margin points. MS helped the margin in 2012 by 0.6 margin points due primarily to a $16 million increase in typically lower margin managed services revenue, which uses dedicated resources, partially offset by a $4 million increase in employment-related expenses. The overall AS margin was helped by Europe in 2012 by 0.4 margin points due primarily to a $5 million decrease in employment-related expenses.

Other segment:

The most important factors affecting the margin of our Other segment are:

•	the rate and value of contract renewals, new contract signings and contract terminations,

•	the level of government and school district funding, and

•	the level of customer IT spending and its impact on the overall demand for professional services and software license sales.

The Internal Adjusted EBITDA margin was 32.5% and 31.2% for 2012 and 2011, respectively. The margin increased 1.3 margin points due primarily to a $2 million increase in costs capitalized as software assets.

Costs and Expenses:

Total costs increased to 98% of revenue in 2012 from 92% of 2011 revenue. Excluding the goodwill impairment charges of $385 million and $48 million in 2012 and 2011, respectively, total costs as a percentage of total revenue were 89% in 2012 compared to 91% in 2011, and decreased $198 million.

Cost of sales and direct operating expenses (excluding depreciation) as a percentage of total revenue were 41% in 2012 and 42% in 2011, respectively, and decreased $88 million. Of the $88 million decrease, $45 million is due to a decrease in reimbursed expenses relating to the exit from certain services of our Broker/Dealer business as discussed above, and a $23 million decrease in AS equipment costs associated with increased self-maintenance, favorable price negotiations and improved network cost projects; partially offset by an $8 million increase from FS acquisitions.

Sales, marketing and administration expenses as a percentage of total revenue were 24% and 25% in 2012 and 2011, respectively, and decreased $53 million. Decreases in sales, marketing and administration expenses were primarily due to decreases of $34 million of corporate employment-related expenses mainly as a result of executive transition costs incurred in the second quarter of 2011 and other severance actions taken in 2011 and early 2012; $20 million of external services fees; and $15 million of advertising expense and related costs mainly resulting from cost savings initiatives; partially offset by a $5 million increase in stock compensation. Despite these reductions, we continue to make targeted sales investments to improve our growth potential as part of our global strategy.

Because AS product development and maintenance costs are insignificant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. Product development and maintenance expense was 12% and 13% of revenue excluding AS in 2012 and 2011, respectively, and decreased $27 million. The decrease in expense is primarily related to a $9 million increase in FS costs capitalized as software assets and a $5 million decrease in consulting expenses. The software capitalization costs reflect specific investments that we are making to improve the functionality of our software in response to customer needs.

Depreciation and amortization was 7% and 6% of total revenue in 2012 and 2011, respectively, and increased $19 million due mainly to a shift in AS investments to shorter-lived assets over the last two years despite a decline in total capital expenditures. Amortization of acquisition-related intangible assets was 9% and 10% of total revenue in 2012 and 2011, and decreased $48 million. The decrease is due primarily to the $47 million impact of software assets that were fully amortized in 2011 and $7 million of impairment charges in 2011, partially offset by the impact of acquired businesses. During 2011, we recorded impairment charges of our customer base and software assets of $3 million and $4 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

We recorded non-cash goodwill impairment charges of $385 million and $48 million in 2012 and 2011, respectively. These impairments are described in the Use of Estimates and Critical Accounting Policies section above.

Interest expense was $428 million and $524 million in 2012 and 2011, respectively. The decrease in interest expense was due primarily to the repayment in January 2012 of $1.22 billion of our outstanding term loans as a result of the sale of HE, the early extinguishment in April 2012 of the 2015 Notes (as defined below) and interest rate decreases resulting from the expiration of interest rate swaps in each of February 2011 and 2012.

The loss on extinguishment of debt was $82 million and $3 million in 2012 and 2011, respectively. The increase was due primarily to the early extinguishments of the senior notes due 2015 and the senior subordinated notes due 2015, and the partial repayment of term loans in January and December 2012.

The effective income tax rates for 2012 and 2011 were a tax benefit of 9% and 62%, respectively. The Company’s effective tax rate fluctuates from period to period due to changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between U.S. GAAP and local tax laws, and certain one-time items including tax rate changes, benefit of foreign taxes, net of a U.S. foreign tax credit, and adjustments related to the repatriation of unremitted earnings of foreign subsidiaries. The effective tax rates for 2012 and 2011 were also impacted by the goodwill impairment charges, which are largely nondeductible.

Income (loss) from discontinued operations, net of tax, was $331 million in 2012 and $(80) million in 2011. During 2012, we recorded a combined gain on the sales of businesses of $571 million. During 2011, we recorded $135 million of deferred income tax expense related to the book-over-tax basis difference in a subsidiary of our HE business. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

Income (loss) attributable to the non-controlling interest represents accreted dividends on SCCII’s cumulative preferred stock. The amount of accreted dividends was $251 million and $225 million in 2012 and 2011, respectively. The increase is due to compounding.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth, for the periods indicated, certain supplemental revenue data and the relative percentage that those amounts represent to total revenue.

						Constant Currency
	Year Ended December 31, 2010		Year Ended December 31, 2011		Percent Increase (Decrease) 2011 vs. 2010	Year Ended December 31, 2011		Percent Increase (Decrease) 2011 vs. 2010
(in millions)		percent of revenue		percent of revenue			percent of revenue
Financial Systems (FS)
Services	$2,396	54%	$2,445	55%	2%	$2,398	55%	—%
License and resale fees	257	6%	259	6%	1%	250	6%	(3)%

Total products and services	2,653	60%	2,704	61%	2%	2,648	61%	—%
Reimbursed expenses	101	2%	72	2%	(29)%	72	2%	(29)%

Total	$2,754	62%	$2,776	63%	1%	$2,720	62%	(1)%

Availability Services (AS)
Services	$1,452	33%	$1,438	32%	(1)%	$1,419	33%	(2)%
License and resale fees	3	—%	3	—%	1%	3	—%	—%

Total products and services	1,455	33%	1,441	32%	(1)%	1,422	33%	(2)%
Reimbursed expenses	14	—%	20	—%	40%	19	—%	35%

Total	$1,469	33%	$1,461	33%	(1)%	$1,441	33%	(2)%

Other (1)
Services	$175	4%	$173	4%	(1)%	$173	4%	(1)%
License and resale fees	35	1%	27	1%	(21)%	27	1%	(21)%

Total products and services	210	5%	200	5%	(5)%	200	5%	(5)%
Reimbursed expenses	4	—%	3	—%	(17)%	3	—%	(17)%

Total	$214	5%	$203	5%	(5)%	$203	5%	(5)%

Total Revenue
Services	$4,023	91%	$4,056	91%	1%	$3,990	91%	(1)%
License and resale fees	295	7%	289	7%	(2)%	280	6%	(5)%

Total products and services	4,318	97%	4,345	98%	1%	4,270	98%	(1)%
Reimbursed expenses	119	3%	95	2%	(20)%	94	2%	(21)%

Total	$4,437	100%	$4,440	100%	—%	$4,364	100%	(2)%

(1)	Other includes our PS and K-12 businesses.

Revenue:

Total SunGard reported revenue was $4.44 billion in 2011, an increase of $3 million from 2010. On a constant currency basis, revenue decreased $73 million, or 2%. Approximately $104 million of the $73 million decrease, or 2.4 points of the two percentage points of decrease, was due to a decrease in revenue from the Broker/Dealer.

On a constant currency basis, services revenue decreased to $3.99 billion from $4.02 billion, representing approximately 91% of total revenue in both 2011 and 2010. The revenue decrease was mainly due to a $77 million decrease in broker/dealer fees by the Broker/Dealer and a $59 million decrease in RS, partially offset by increases of $41 million from FS acquisitions, $38 million in FS processing revenue and $27 million in MS.

Professional services revenue was $634 million and $629 million in 2011 and 2010, respectively. The change was due to an increase in FS, partially offset by decreases in AS and Other. Revenue from total broker/dealer fees was $164 million and $217 million in 2011 and 2010, respectively.

Reported revenue from license and resale fees included software license revenue of $252 million and $255 million, respectively. On a constant currency basis, software license revenue decreased $13 million, or 5%. Reimbursed expense revenue decreased $25 million due to the decline in revenue in the Broker/Dealer.

Financial Systems segment:

FS reported revenue was $2.78 billion in 2011 compared to $2.75 billion in 2010, an increase of 1%. On a constant currency basis, revenue decreased $34 million, or 1%. Year over year, revenue was impacted by four percentage points, or $104 million, from lower Broker/Dealer revenue as discussed above. Processing revenue increased $38 million, or 5%, due mainly to increases in transaction volumes and additional hosted services and an increase of $8 million from acquired businesses. Professional services revenue increased $13 million from acquired businesses and increased $4 million, or 1%, due primarily to implementation, consulting and project work associated with new and expanded customer relationships sold in the past twelve months. Software rental revenue decreased $6 million, or 2%, due primarily to customer attrition. Reported revenue from license and resale fees included software license revenue of $240 million, an increase of $3 million compared to 2010. On a constant currency basis, software license revenue decreased $7 million, or 3%.

Availability Services segment:

AS reported revenue decreased $8 million, or 1%, in 2011 from the prior year. On a constant currency basis, revenue decreased 2%. In North America, which accounts for over 75% of our AS business, revenue decreased 4% with decreases of $59 million in RS and $9 million in professional services revenue exceeding a $27 million increase in MS revenue. Revenue in Europe, primarily from our U.K. operations, increased $9 million, or 3%, where an increase in managed services revenue was partially offset by a decrease in recovery services revenue, and included a $1.5 million increase from a business acquired in 2010.

Other segment:

Reported revenue and constant currency revenue from our Other segment both decreased $11 million, or 5%, in 2011 from 2010. Professional services revenue decreased $4 million. Revenue from license and resale fees included software license revenue of $9 million in 2011, a $6 million decrease from the prior year.

The following table sets forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income and the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated).

						Constant Currency
	Year Ended December 31,		Year Ended December 31,		Percent Increase (Decrease)	Year Ended December 31,		Percent Increase (Decrease)
	2010		2011		2011 vs. 2010	2011		2011 vs. 2010
		percent of revenue		percent of revenue			percent of revenue
(in millions)
Revenue
Financial Systems	$2,754	62%	$2,776	63%	1%	$2,720	62%	(1)%
Availability Services	1,469	33%	1,461	33%	(1)%	1,441	33%	(2)%
Other	214	5%	203	5%	(5)%	203	5%	(5)%

Total Revenue	$4,437	100%	$4,440	100%	—%	$4,364	100%	(2)%

Costs and Expenses
Cost of sales and direct operating (excluding depreciation)	$1,895	43%	$1,848	42%	(2)%	$1,815	42%	(4)%
Sales, marketing and administration	1,057	24%	1,108	25%	5%	1,085	25%	3%
Product development and maintenance	350	8%	393	9%	12%	379	9%	8%
Depreciation and amortization	278	6%	271	6%	(2)%	267	6%	(4)%
Amortization of acquisition— related intangible assets	448	10%	435	10%	(3)%	432	10%	(4)%
Goodwill impairment	205	5%	48	1%	(77)%	48	1%	(77)%

Total Costs and Expenses	$4,233	95%	$4,103	92%	(3)%	$4,026	92%	(5)%

Internal Adjusted EBITDA
Financial Systems (1)	$708	25.7%	$720	25.9%	2%	$721	26.5%	2%
Availability Services (1)	527	35.9%	508	34.8%	(3)%	501	34.8%	(5)%
Other (1)	69	32.4%	63	31.2%	(8)%	63	31.2%	(8)%
Corporate	(64)	(1.4)%	(70)	(1.6)%	(11)%	(70)	(1.6)%	(11)%

Total Internal Adjusted EBITDA	1,240	28.0%	1,221	27.5%	(2)%	1,215	27.9%	(2)%
Reconciliation of Internal Adjusted EBITDA to Operating Income
Depreciation and amortization	(278)	(6.3)%	(271)	(6)%	(2)%	(267)	(6)%	(4)%
Amortization of acquisition— related intangible assets	(448)	(10.1)%	(435)	(9.8)%	3%	(432)	(9.9)%	4%
Goodwill impairment	(205)	(4.6)%	(48)	(1.1)%	77%	(48)	(1.1)%	77%
Severance and facility closure costs	(30)	(0.7)%	(65)	(1.5)%	(122)%	(65)	(1.5)%	(122)%
Stock compensation expense	(29)	(0.7)%	(33)	(0.7)%	(12)%	(33)	(0.8)%	(12)%
Management fees	(16)	(0.4)%	(12)	(0.3)%	25%	(12)	(0.3)%	25%
Other costs (2)	(30)	(0.7)%	(20)	(0.4)%	34%	(20)	(0.5)%	34%

Total Operating Income	$204	4.6%	$337	7.6%	65%	$338	7.7%	65%

(1)	Percent of revenue is calculated as a percent of revenue from FS, AS and Other, respectively.
(2)	Other costs include expenses related to strategic initiatives, currency transaction losses, costs to shut down certain services of the Broker/Dealer business (defined above) and certain other costs.

Operating Income:

Our total reported operating margin was 7.7% in 2011 compared to 4.6% in 2010. The most significant factor impacting the 3.1 margin point increase is the $205 million non-cash goodwill impairment charge related to our PS and K-12 businesses, which are included in Other, in 2010, whereas 2011 included a non-cash goodwill impairment of $48 million. The net impact of these charges was a 3.5 margin point increase in 2011. The more significant factors impacting the remaining 0.4 margin point decrease are the following:

•

0.8 margin point decrease, or $36 million, from the increase in restructuring costs including increases in severance and corporate executive transition of $33 million and a $3 million increase in expenses to exit facilities;

•	0.5 margin point decrease from the decrease in the AS margin, which excludes the impact of severance;

•	0.3 margin point decrease, or $13 million, from the decrease in software license fee revenue; and

•	0.2 margin point decrease, or $7 million, from the increase in corporate costs;

partially offset by

•	0.5 margin point increase from the lower activity level of the Broker/Dealer;

•	0.4 margin point increase, or $16 million, from the decrease in amortization of acquisition-related intangible assets;

•	0.2 margin point increase, or $11 million, from the decrease in depreciation and amortization due primarily to certain AS leased facility improvements becoming fully depreciated; and

•

0.2 margin point increase, or $10 million, from the decrease in expenses related to strategic initiatives, currency transaction losses and costs incurred by the Broker/Dealer to shutdown its professional trading business in 2011.

Segment Internal Adjusted EBITDA:

Financial Systems segment:

The FS Internal Adjusted EBITDA margin was 26.5% and 25.7% in 2011 and 2010, respectively. The more significant factors impacting the 0.8 margin point improvement are the 1.6 margin point improvement from the decreased activity level of the Broker/Dealer; the 0.5 margin point improvement, or $12 million, from the decrease in consultant expense; and the 0.1 margin point improvement, or $2 million, from the decrease in facilities costs (excluding lease exit costs). These increases in the operating margin were partially offset by the 1.2 margin point improvement, or $33 million, from the increase in employment-related costs (excluding severance) resulting from business expansion, merit increases and increased software development and maintenance expenses, the 0.5 margin point improvement from acquired businesses and the 0.2 margin point improvement, or $7 million, from the decrease in license fees.

Availability Services segment:

The AS Internal Adjusted EBITDA margin was 34.8% and 35.9% in 2011 and 2010, respectively, a decrease of 1.1 margin points. The overall AS margin was decreased by 0.8 margin points from increased expenses in North America in 2011 resulting from increased employment-related expenses of $9 million (excluding severance) primarily related to developing new products, and segment advertising costs of $6 million. Professional services had a 0.3 margin point decrease on the overall AS margin in 2011 due primarily to a $2 million decrease in employment-related expenses on $8 million of lower revenue. RS had a 0.3 margin point decrease on the overall AS margin in 2011 due primarily to a $59 million decrease in higher margin recovery services revenue, partially offset by a $22 million decrease in equipment expense. Software had a 0.5 margin point impact on the overall AS margin in 2011 due primarily to reduced employment-related expenses of $7 million. MS helped the overall AS margin in 2011 by 0.1 margin points due primarily to a $27 million increase in revenue, partially offset by an $11 million increase in employment-related expenses and a $6 million increase in facilities costs. Europe helped the overall AS margin in 2011 by 0.1 margin points due primarily to a $9 million increase in revenue and a $2 million decrease in equipment expense, partially offset by a $4 million increase in facilities and a $2 million increase in employment-related expenses (excluding severance).

Other segment:

The Internal Adjusted EBITDA margin from our Other segment was 31.2% and 32.4% for 2011 and 2010, respectively. The more significant factors impacting the 1.2 margin point decrease are the 1.3 margin point impact, or $3 million, from the decrease in costs capitalized as software assets.

Costs and Expenses:

Total costs decreased to 92% of revenue in 2011 from 95% of 2010 revenue. Excluding the goodwill impairment charges of $48 million and $205 million in 2011 and 2010, respectively, total costs as a percentage of total revenue were 91% of revenue in each of 2011 and 2010, and decreased $49 million.

Cost of sales and direct operating expenses (excluding depreciation) as a percentage of total revenue were 42% in 2011 and 43% in 2010, and decreased $80 million. Impacting the comparison of 2011 compared to 2010 is a $110 million decrease in costs of the Broker/Dealer which includes a $95 million decrease in reimbursed expenses; a $21 million decrease in AS equipment expense, primarily resulting from renegotiation of maintenance contracts, and a $4 million decrease in AS employment-related expenses, which includes a $6 million decrease in severance. These expense decreases were partially offset by an increase in FS employment-related expenses, including a $3 million increase in severance; a $23 million increase from acquired businesses; and a $10 million increase in AS facilities costs, mainly utilities, expansions of certain facilities that occurred in the second half of 2010 and a new facility added during the second quarter of 2010.

Sales, marketing and administration expenses as a percentage of total revenue were 25% and 24% in 2011 and 2010, respectively, and increased $28 million. Increases in sales, marketing and administration expenses were primarily due to increases of $18 million of corporate employment-related expenses mainly as a result of executive transition costs incurred in the second quarter of 2011 and other severance actions taken in 2011; an $11 million increase resulting from acquired businesses; and a $6 million increase in AS advertising expenses. These increases were partially offset by decreases of a combined $7 million of FS and AS facilities costs and the $5 million decrease in Broker/Dealer shut-down costs noted above.

Because AS product development and maintenance costs are insignificant, it is more meaningful to measure product development and maintenance expenses as a percentage of revenue excluding AS. Product development and maintenance expense was 13% and 12% of revenue excluding AS, respectively, and increased $28 million. The increase is primarily related to an increase in FS employment-related expenses to maintain and enhance our existing software products in response to customer needs. Included in the increase in employment-related expenses is a $4 million increase in severance.

Depreciation and amortization was 6% of total revenue in each of 2011 and 2010, but decreased $11 million due primarily to certain AS leased facility improvements becoming fully depreciated during 2010.

Amortization of acquisition-related intangible assets was 10% of total revenue in each of 2011 and 2010, but decreased $16 million due primarily to the impact of software that was fully amortized in 2010, partially offset by the impact of acquired businesses. During 2011, we recorded impairment charges of our customer base and software assets of $3 million and $4 million, respectively. During 2010, we recorded impairment charges of our customer base and software assets of $1 million and $2 million, respectively. These impairments are the result of reduced cash flow projections related to the software and customer base assets that were impaired.

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

The effective income tax rates for 2011 and 2010 were a tax benefit of 62% and 14%, respectively, due to certain unusual items. The rate in 2011 includes the impact of tax rate changes, the benefits of foreign taxes, net of U.S. foreign tax credit, and an adjustment associated with the future repatriation of unremitted earnings of certain non-U.S. subsidiaries, partially offset by the nondeductible goodwill impairment charge. The reported benefit in 2010 includes nondeductible goodwill impairment charges and a $45 million charge for recording deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which were no longer considered to be permanently reinvested, partially offset by a $13 million benefit due primarily to the impact of state tax rate changes on deferred tax assets and liabilities.

Loss from discontinued operations, net of tax, was $80 million in 2011 and $156 million in 2010. During 2011, discontinued operations included our European consulting business which was sold in 2012 and our HE business, which was sold in January 2012. During 2010, discontinued operations includes our European consulting business, our HE business and our PS UK business which was sold in 2010. The results of our PS UK operation included an impairment charge, net of tax, of $91 million and a loss on disposal of approximately $94 million which included the write-off of the currency translation adjustment (CTA) which is included as a separate component of equity. Also in 2010, we recorded a goodwill impairment charge of $32 million related to HE MS. See Note 1 of Notes to Consolidated Financial Statements for further discussion.

Accreted dividends on SCCII’s cumulative preferred stock were $225 million and $191 million in 2011 and 2010, respectively. The increase in dividends is due to compounding. No dividends have been declared by SCCII through December 31, 2011.

Liquidity and Capital Resources:

At December 31, 2012, our liquidity was $1.40 billion, comprised of cash and cash equivalents of $546 million, a decrease of $327 million from December 31, 2011, and capacity under our revolving credit facility of $857 million. Approximately $248 million of cash and cash equivalents at December 31, 2012 was held by our wholly owned non-U.S. subsidiaries. While available to fund operations and strategic investment opportunities abroad, most of these funds cannot be repatriated for use in the United States without incurring additional tax costs and, in a few cases, are in countries with currency restrictions. Our re-evaluation during the fourth quarter of 2012 of amounts permanently reinvested has no impact on these additional tax costs or our ability to repatriate these funds. Also, approximately $72 million of cash and cash equivalents at December 31, 2012 relates to our broker/dealer operations and is not readily available for general corporate use.

Cash flow from continuing operations was $645 million in 2012 compared to cash flow from continuing operations of $606 million in 2011. Improving cash flow from continuing operations was the following:

•	$51 million of lower interest payments in 2012;

•	a $42 million increase in cash earned from operations, defined as operating income adjusted for certain noncash expenses and the cash portion of other income (expense); and

•

$25 million more cash provided by working capital due primarily to a one-time benefit in 2012 from exiting certain lower margin services of the Broker/Dealer, partially offset by timing of payment of accounts payable and recognizing in 2012 a portion of our deferred revenue in excess of new sales;

partially offset by

•	by a $79 million increase in income tax payments, net of refunds.

Cash flow from continuing operations in 2011 was $606 million compared to $601 million in 2010. Lower interest payments of $143 million in 2011, principally resulting from the expiration of interest rate swaps and interest rate reductions from refinancing the senior notes due 2013, was mostly offset by lower operating earnings before interest and taxes and less cash provided by working capital.

Net cash used by continuing operations in investing activities was $297 million in 2012 and $315 million in 2011. During 2012, we spent $40 million for two acquisitions, as compared to $35 million for five acquisitions during 2011. Capital expenditures for continuing operations were $260 million in 2012 and $276 million in 2011. Net cash used by continuing operations in investing activities was $376 million in 2010. During 2010, we spent $82 million for four acquisitions and $298 million for capital expenditures.

In 2012, net cash used by continuing operations in financing activities was $2.04 billion, which included the following:

•	repayment of $1.22 billion of term loans resulting from the sale of HE;

•	$1.02 billion to repurchase and optionally redeem $1 billion of senior subordinated notes due 2015;

•	a $724 million preferred stock dividend;

•	$527 million to redeem the 10.625% senior notes due 2015; and

•	$217 million of optional prepayments of term loans;

partially offset by

•	the issuance of $1 billion of senior subordinated notes due 2019; and

•	a $720 million term loan to fund the dividend.

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

As a result of the LBO (August 11, 2005), we are highly leveraged. See Note 5 of Notes to Consolidated Financial Statements which contains a full description of our debt. Total debt outstanding as of December 31, 2012 was $6.66 billion, which consists of the following (in millions):

December 31, 2012
Senior Secured Credit Facilities:
Secured revolving credit facility due November 29, 2016	$—
Tranche A due February 28, 2014, effective interest rate of 1.96%	207
Tranche B due February 28, 2016, effective interest rate of 4.35%	1,719
Tranche C due February 28, 2017, effective interest rate of 4.17%	908
Tranche D due January 31, 2020, effective interest rate of 4.50%	720

Total Senior Secured Credit Facilities	3,554
Senior Secured Notes due 2014 at 4.875%, net of discount of $4	246
Senior Notes due 2018 at 7.375%	900
Senior Notes due 2020 at 7.625%	700
Senior Subordinated Notes due 2019 at 6.625%	1,000
Secured accounts receivable facility, at 3.71%	250
Other, primarily foreign bank debt, acquisition purchase price and capital lease obligations	12

Total debt	6,662
Short-term borrowings and current portion of long-term debt	(63)

Long-term debt	$6,599

Senior Secured Credit Facilities

We have an $880 million revolving credit facility, of which $857 million was available for borrowing after giving effect to $23 million of outstanding letters of credit as of December 31, 2012.

As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, in January 2012, we completed the sale of HE. The net cash proceeds from the HE sale of $1.22 billion were applied on a pro-rata basis to repay a portion of our term loans, including $396 million of tranche A, $689 million of tranche B and $137 million of incremental term loans.

On March 2, 2012, we amended the Amended and Restated Credit Agreement dated as of August 11, 2005, as amended and restated from time to time (“Credit Agreement”) to, among other things, extend the maturity date of $908 million in aggregate principal amount of tranche A and incremental term loans from February 28, 2014 to February 28, 2017 (“tranche C”), extend the maturity of our $880 million revolving credit facility commitments from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions in order to, among other things, permit the potential spin-off of the Availability Services business. The revolving credit facility commitments and tranche C each have springing maturities which are described in the Credit Agreement filed with SunGard’s Form 8-K dated March 7, 2012.

On December 17, 2012, we amended our Credit Agreement to, among other things, allow for the issuance of a $720 million term loan (“tranche D”), permit incremental credit extensions under the restated credit agreement in an amount up to $750 million; and modify certain covenants and other provisions in order to, among other things, permit additional restricted payments to be made with the net proceeds of the tranche D term loan and available cash in an aggregate amount not to exceed $750 million. Tranche D has certain springing maturities which are described in the Credit Agreement filed with SunGard’s Form 8-K dated December 20, 2012.

On December 31, 2012, we voluntarily prepaid $48 million of the tranche A term loan and the entire outstanding incremental term loan balance of $169 million.

On March 8, 2013, SunGard amended and restated its Credit Agreement to, among other things, (i) issue an additional term loan of $2,200 million (“tranche E”) maturing on March 8, 2020, the proceeds of which were used to (a) repay in full the $1,719 million tranche B term loan and (b) repay $481 million of the tranche C term loan; (ii) replace the $880 million of revolving commitments with $850 million of new revolving commitments, which will mature on March 8, 2018; and (iii) modify certain covenants and other provisions in order to, among other things (x) modify (and in the case of the term loan facility, remove) the financial maintenance covenants included therein and (y) permit the Company to direct the net cash proceeds of permitted dispositions otherwise requiring a prepayment of term loans to the prepayment of specific tranches of term loans at the Company’s sole discretion. The interest rate on tranche E is LIBOR plus 3% with a 1% LIBOR floor, which at March 8, 2013 was 4.00%. SunGard is required to repay installments in quarterly principal amounts of 0.25% of its funded tranche E principal amount through the maturity date, at which time the remaining aggregate principal balance is due. Tranche E and the new revolving credit commitments are subject to certain springing maturities which are described in the Credit Agreement.

Senior and Senior Subordinated Notes

On November 16, 2010, we issued $900 million aggregate principal amount of 7.375% senior notes due 2018 and $700 million aggregate principal amount of 7.625% senior notes due 2020. The net proceeds, together with other cash, were used to retire the former $1.6 billion 9.125% senior notes that would have been due 2013.

On April 2, 2012, we redeemed for $527 million plus accrued and unpaid interest to the redemption date, all of our outstanding $500 million 10.625% senior notes due 2015 under the Indenture dated as of September 29, 2008.

On November 1, 2012, we issued $1 billion aggregate principal amount of 6.625% senior subordinated notes due 2019 (“senior subordinated notes due 2019”) and used a portion of the net proceeds from this offering to repurchase approximately $490 million of our $1 billion 10.25% senior subordinated notes due 2015 (“existing senior subordinated notes”). On December 3, 2012, we redeemed the remaining existing senior subordinated notes. We paid a $21 million premium to extinguish the existing senior subordinated notes.

The senior subordinated notes due 2019 contain registration rights by which we have agreed to use our reasonable best efforts to register with the U.S. Securities & Exchange Commission notes having substantially identical terms. We will use our reasonable best efforts to cause the exchange offer to be completed or, if required, to have one or more shelf registration statements declared effective within 360 days after the issue date of the senior subordinated notes due 2019.

If we fail to satisfy this obligation (a “registration default”), the annual interest rate on the senior subordinated notes due 2019 will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. The applicable interest rate will revert to the original level upon the earlier of curing the registration default or November 1, 2014.

Secured Accounts Receivable Facility

In March 2009, we entered into a syndicated three-year secured accounts receivable facility. The facility limit was $317 million, which consisted of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at our option, but will result in a permanent reduction in the facility limit. On September 30, 2010, we entered into an Amended and Restated Credit and Security Agreement related to our receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) increased the term loan component from $181 million to $200 million, (c) extended the maturity date to September 30, 2014, (d) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at December 31, 2012 was 3.71%, and (e) amended certain terms.

In connection with the sale of our HE business, the participating HE subsidiaries were removed from the receivables facility, effective as of October 3, 2011. As a result, we permanently reduced the maximum revolving commitment amount to $90 million for a combined total amount available for borrowing of $290 million.

On December 19, 2012, we entered into a Second Amended and Restated Credit and Security Agreement to, among other things, extend the maturity date to December 19, 2017 and reduce the aggregate commitments from $290 million to $275 million.

At December 31, 2012, $200 million was drawn against the term loan commitment and $50 million was drawn against the revolving commitment, which was repaid on January 2, 2013. At December 31, 2012, $519 million of accounts receivable secured the borrowings under the receivables facility.

The receivables facility includes a fee on the unused portion of 0.75% per annum and contains certain covenants. We are required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Interest Rate Swaps

We use interest rate swap agreements to manage the amount of our floating rate debt in order to reduce our exposure to variable rate interest payments associated with the senior secured credit facilities. We pay a stream of fixed interest payments for the term of the swap, and in turn, receive variable interest payments based on one-month LIBOR or three-month LIBOR (0.21% and 0.31%, respectively, at December 31, 2012). The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of our interest rate swaps at December 31, 2012 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
February 2010	May 2013	$500	1.99%	3-Month
August-September 2012	February 2017	400	0.69%	1-Month

Total/Weighted average interest rate		$900	1.41%

Contractual Obligations

At December 31, 2012, our contractual obligations follow (in millions):

	Total	2013	2014	2015	2016—2017	Thereafter
Short-term and long-term debt (1)	$6,662	$63	$461	$8	$2,844	$3,286
Interest payments (2)	1,987	357	346	338	519	427
Operating leases	994	178	163	132	211	310
Purchase obligations (3)	223	141	50	27	5	—

	$9,866	$739	$1,020	$505	$3,579	$4,023

(1)	The senior notes due 2014 are recorded at $246 million as of December 31, 2012, reflecting the remaining unamortized discount. The $4 million discount at December 31, 2012 will be amortized and included in interest expense over the remaining periods to maturity.

(2)	Interest payments consist of interest on both fixed-rate and variable-rate debt. Variable-rate debt consists primarily of the tranche A secured term loan facility ($207 million at 1.96%), the tranche B term loan facility ($1.22 billion at 3.84%), the tranche C term loan facility ($508 million at 3.96%), the tranche D term loan facility ($720 million at 4.50%), and the secured accounts receivable facility ($250 million at 3.71%), each as of December 31, 2012. See Note 5 of Notes to Consolidated Financial Statements.

(3)	Purchase obligations include our estimate of the minimum outstanding obligations under noncancelable commitments to purchase goods or services.

On a pro forma basis as of December 31, 2012, taking into account the March 8, 2013 Credit Agreement amendment, our contractual obligations are as follows (in millions):

	Total	2013	2014	2015	2016-2017	Thereafter
Short-term and long-term debt (1)	$6,662	$80	$483	$30	$688	$5,381
Interest payments (2)	2,320	356	347	339	660	618
Operating leases	994	178	163	132	211	310
Purchase obligations (3)	223	141	50	27	5	—

	$10,199	$755	$1,043	$528	$1,564	$6,309

At December 31, 2012, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which $3 million is included in other long-term debt. We also have outstanding letters of credit and bid bonds that total approximately $36 million.

We expect our cash on hand, cash flows from operations, availability under our revolving credit facility and our accounts receivable facility to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Depending on market conditions, SunGard, its Sponsors and their affiliates may from time to time repurchase debt securities issued by SunGard, in privately negotiated or open market transactions, by tender offer or otherwise.

Covenant Compliance

Our senior secured credit facilities and the indentures governing our senior notes due 2018 and 2020 and our senior subordinated notes due 2019 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Under the senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. As of December 31, 2012, we are in compliance with all financial and nonfinancial covenants. While we believe that we will remain in compliance, our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will continue to meet those ratios and tests.

Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes due 2018 and 2020 and senior subordinated notes due 2019 and in our senior secured credit agreement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and our senior secured credit agreement. We believe that including supplementary information concerning Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

A breach of covenants in our senior secured credit agreement that are tied to ratios based on Adjusted EBITDA could result in a default and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain noncash, extraordinary or unusual charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. Adjusted EBITDA is similar, but not identical, to Internal Adjusted EBITDA used to measure our performance (see Note 13 of Notes to Consolidated Financial Statements).

The following is a reconciliation for SunGard of income (loss) from continuing operations, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in millions). The terms and related calculations are defined in the credit agreement.

	2010	2011	2012
Income (loss) from continuing operations	$(414)	$(69)	$(397)
Interest expense, net	636	521	427
Taxes	(69)	(118)	(38)
Depreciation and amortization	726	706	672

EBITDA	879	1,040	664
Goodwill impairment charge	205	48	385
Purchase accounting adjustments (a)	13	11	9
Non-cash charges (b)	36	34	39
Restructuring and other (c)	55	94	63
Acquired EBITDA, net of disposed EBITDA (d)	9	1	3
Pro forma expense savings related to acquisitions (e)	2	—	—
Loss on extinguishment of debt (f)	58	3	82

Adjusted EBITDA—senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$1,257	$1,231	$1,245

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the dates of the LBO and subsequent acquisitions made by SunGard and certain acquisition-related compensation expense.

(b)	Non-cash charges include stock-based compensation (see Note 9 of Notes to Consolidated Financial Statements) and loss on the sale of assets.

(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, gains or losses related to fluctuation of foreign currency exchange rates impacting the foreign-denominated debt, management fees paid to the Sponsors, and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.

(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.

(e)	Pro forma adjustments represent the full-year impact of savings resulting from post-acquisition integration activities.

(f)	Loss on extinguishment of debt includes in 2010 the loss on extinguishment of $1.6 billion of senior notes due in 2013 and the write-off of deferred financing fees related to the refinancing of a portion of our U.S. Dollar-denominated term loans and retirement of $100 million of pound Sterling-denominated term loans. Loss on extinguishment of debt includes in 2012 the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our US$-denominated term loans, the April 2012 retirement of $500 million, 10.625% senior notes due 2015, the December 2012 retirement of $1 billion, 10.25% senior subordinated notes due 2015 and the December 2012 repayment of $217 million of US$-denominated term loans.

Our covenant requirements and actual ratios for the year ended December 31, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	2.10x	3.53x
Maximum total debt to Adjusted EBITDA	5.75x	4.75x
Senior notes due 2018 and 2020 and senior subordinated notes due 2019 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.51x

(1)	Our senior secured credit facility requires us to maintain an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 2.10x for the four-quarter period ended December 31, 2012 and increasing to 2.20x at the end of 2013. Consolidated interest expense is defined in the senior secured credit facilities as consolidated cash interest expense less cash interest income further adjusted for certain non-cash or non-recurring interest expense and the elimination of interest expense and fees associated with SunGard’s accounts receivable facility. Beginning with the four-quarter period ending December 31, 2011, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio of 5.75x and decreasing over time to 5.50x by June 30, 2015, 5.25x by June 30, 2016 and to 4.75x by March 31, 2017. Consolidated total debt is defined in the senior secured credit facilities as total debt less certain indebtedness and further adjusted for cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio. This exception includes our ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under our senior credit facilities from time to time. As of December 31, 2012, we had $3.55 billion outstanding under our term loan facilities and available commitments of $857 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the accounts receivable facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, substantially all having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At December 31, 2012, we had total debt of $6.66 billion, including $3.80 billion of variable rate debt. We entered into interest rate swap agreements which fixed the interest rates for $900 million of our variable rate debt. Swap agreements expiring in May 2013 have a notional value of $500 million and effectively fix the variable portion of our interest rates at 1.99%. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Our remaining variable rate debt of $2.90 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $29 million per year. Upon the expiration of the $500 million interest rate swap agreement in May 2013, a 1% change in interest rates would result in an incremental change in interest of approximately $5 million per year, or a total of $34 million. Upon the expiration of the $400 million interest rate swap agreement in February 2017, a 1% change in interest rates would result in an incremental change in interest of approximately $4 million, or a total of $38 million. See Note 5 of Notes to Consolidated Financial Statements.

During 2012, approximately 36% of our revenue was from customers outside the United States with approximately 76% of this revenue coming from customers located in the United Kingdom, Continental Europe and Canada. Only a portion of the revenue from customers outside the United States is denominated in other currencies, the majority being pound Sterling and Euros. Revenue and expenses of our foreign operations are generally denominated in their respective local currencies. We continue to monitor our exposure to currency exchange rates and we enter into currency hedging transactions from time to time to mitigate certain currency exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SunGard Capital Corp.

SunGard Capital Corp. II

SunGard Data Systems Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 20, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunGard Capital Corp. II:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SunGard Capital Corp. II and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 20, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of SunGard Data Systems Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of SunGard Data Systems Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 20, 2013

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2011	December 31, 2012
Assets
Current:
Cash and cash equivalents	$867	$546
Trade receivables, less allowance for doubtful accounts of $38 and $30	794	781
Earned but unbilled receivables	140	119
Prepaid expenses and other current assets	117	224
Clearing broker assets	213	6
Assets related to discontinued operations	1,350	—

Total current assets	3,481	1,676
Property and equipment, less accumulated depreciation of $1,296 and $1,509	893	874
Software products, less accumulated amortization of $1,431 and $1,649	554	411
Customer base, less accumulated amortization of $1,254 and $1,481	1,574	1,367
Other assets, less accumulated amortization of $22 and $27	144	132
Trade name	1,019	1,019
Goodwill	4,885	4,539

Total Assets	$12,550	$10,018

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$10	$63
Accounts payable	59	32
Accrued compensation and benefits	291	297
Accrued interest expense	92	41
Other accrued expenses	261	234
Clearing broker liabilities	179	4
Deferred revenue	862	836
Deferred income taxes	76	—
Liabilities related to discontinued operations	246	—

Total current liabilities	2,076	1,507
Long-term debt	7,819	6,599
Deferred and other income taxes	1,123	1,127
Other long-term liabilities	76	95

Total liabilities	11,094	9,328

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	28	26
Class L common stock subject to a put option	47	45
Class A common stock subject to a put option	6	5
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $5,383 million and $6,154 million; 50,000,000 shares authorized, 28,842,773 and 29,027,610 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 259,589,718 and 261,251,822 shares issued	—	—
Capital in excess of par value	2,768	2,483
Treasury stock, 387,638 and 541,886 shares of Class L common stock; and 3,492,925 and 4,880,305 shares of Class A common stock	(39)	(50)
Accumulated deficit	(3,346)	(3,391)
Accumulated other comprehensive income (loss)	(46)	(3)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(663)	(961)
Noncontrolling interest in preferred stock of SCCII	2,038	1,575

Total equity	1,375	614

Total Liabilities and Equity	$12,550	$10,018

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

	Year ended December 31,
	2010	2011	2012
Revenue:
Services	$4,024	$4,056	$3,926
License and resale fees	294	289	275

Total products and services	4,318	4,345	4,201
Reimbursed expenses	119	95	62

Total revenue	4,437	4,440	4,263

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	1,895	1,848	1,740
Sales, marketing and administration	1,057	1,108	1,039
Product development and maintenance	350	393	353
Depreciation and amortization	278	271	287
Amortization of acquisition-related intangible assets	448	435	385
Goodwill impairment charges	205	48	385

Total costs and expenses	4,233	4,103	4,189

Operating income (loss)	204	337	74
Interest income	2	3	1
Interest expense and amortization of deferred financing fees	(638)	(524)	(428)
Loss on extinguishment of debt	(58)	(3)	(82)
Other income (expense)	7	—	—

Income (loss) from continuing operations before income taxes	(483)	(187)	(435)
Benefit from (provision for) income taxes	69	116	38

Income (loss) from continuing operations	(414)	(71)	(397)
Income (loss) from discontinued operations, net of tax	(156)	(80)	331

Net income (loss)	(570)	(151)	(66)
Income attributable to the noncontrolling interest (including $3 million, $- million and $1 million in temporary equity)	(191)	(225)	(251)

Net income (loss) attributable to SunGard Capital Corp.	(761)	(376)	(317)

Other comprehensive income (loss):
Foreign currency translation	(41)	(26)	33
Less: foreign currency translation reclassified into income	109	—	—

Foreign currency translation, net	68	(26)	33

Unrealized gain (loss) on derivative instruments	(49)	(16)	(1)
Less: gain (loss) on derivatives reclassified into income	85	34	14
Less: income tax benefit (expense)	(12)	(9)	(3)

Net unrealized gain (loss) on derivative instruments, net of tax	24	9	10

Other comprehensive income (loss), net of tax	92	(17)	43

Comprehensive income (loss)	(478)	(168)	(23)
Comprehensive income (loss) attributable to the non controlling interest	(191)	(225)	(251)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$(669)	$(393)	$(274)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

	Year ended December 31,
	2010	2011	2012
Cash flow from operations:
Net income (loss)	$(570)	$(151)	$(66)
Income (loss) from discontinued operations	(156)	(80)	331

Income (loss) from continuing operations	(414)	(71)	(397)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	726	706	672
Goodwill impairment charge	205	48	385
Deferred income tax provision (benefit)	(83)	(155)	(79)
Stock compensation expense	29	33	38
Amortization of deferred financing costs and debt discount	43	40	36
Loss on extinguishment of debt	58	3	82
Other noncash items	3	2	(1)
Accounts receivable and other current assets	25	75	51
Accounts payable and accrued expenses	27	(35)	(129)
Clearing broker assets and liabilities, net	18	(14)	33
Deferred revenue	(36)	(26)	(46)

Cash flow from (used in) continuing operations	601	606	645
Cash flow from (used in) discontinued operations	120	72	(401)

Cash flow from (used in) operations	721	678	244

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(82)	(35)	(40)
Cash paid for property and equipment and software	(298)	(276)	(260)
Other investing activities	4	(4)	3

Cash provided by (used in) continuing operations	(376)	(315)	(297)
Cash provided by (used in) discontinued operations	116	(11)	1,758

Cash provided by (used in) investment activities	(260)	(326)	1,461

Financing activities:
Cash received from issuance of common stock	1	3	—
Cash received from issuance of preferred stock	—	3	—
Cash received from borrowings, net of fees	1,633	1	1,715
Cash used to repay debt	(1,924)	(239)	(2,946)
Premium paid to retire debt	(41)	—	(48)
Dividends paid	—	—	(724)
Cash used to purchase treasury stock	(12)	(9)	(22)
Other financing activities	(1)	(12)	(14)

Cash provided by (used in) continuing operations	(344)	(253)	(2,039)
Cash provided by (used in) discontinued operations	—	—	—

Cash provided by (used in) financing activities	(344)	(253)	(2,039)

Effect of exchange rate changes on cash	(3)	(4)	7

Increase (decrease) in cash and cash equivalents	114	95	(327)
Beginning cash and cash equivalents includes cash of discontinued operations: 2010,
$33; 2011, $23; 2012, $6	664	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2010,
$23; 2011, $6; 2012, $-	$778	$873	$546

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity

(In millions)

				Permanent Equity
	Temporary Equity							Treasury Stock
	Subject to a put option			Common Stock				Common Stock
			Noncontrolling Interest	Number of Shares issued		Par Value	Capital in Excess of Par Value	Shares		Par Value
	Class L	Class A		Class L	Class A			Class L	Class A		Amount
Balances at December 31, 2009	$88	$11	$51	29	258	$—	$2,678	—	2	$—	$(27)
Net income (loss)	—	—	3	—	—	—	—	—	—	—	—
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $12)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	31	—	—	—	—
Issuance of common and preferred stock	(1)	—	—	—	—	—	1	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(1)	—	1	—	(7)
Expiration of put option	(8)	(1)	(4)	—	—	—	10	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	8	1	4	—	—	—	(13)	—	—	—	—
Other	—	—	—	—	—	—	(3)	—	—	—	—

Balances at December 31, 2010	87	11	54	29	258	—	2,703	—	3	—	(34)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $9)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	35	—	—	—	—
Issuance of common and preferred stock	(1)	—	1	—	2	—	6	—	—	—	—
Purchase of treasury stock	(1)	—	—	—	—	—	(1)	—	—	—	(5)
Expiration of put option	(50)	(6)	(35)	—	—	—	58	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	12	1	8	—	—	—	(21)	—	—	—	—
Other	—	—	—	—	—	—	(12)	—	—	—	—

Balances at December 31, 2011	47	6	28	29	260	—	2,768	—	3	—	(39)
Net income (loss)	—	—	1	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	38	—	—	—	—
Issuance of common and preferred stock	(1)	—	(1)	—	1	—	1	—	—	—	—
Dividends declared ($72.80 per preferred share)	—	—	(3)	—	—	—	(300)	—	—	—	—
Purchase of treasury stock	(1)	—	—	—	—	—	(4)	1	2	—	(11)
Expiration of put option	(18)	(2)	(9)	—	—	—	24	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	18	1	10	—	—	—	(30)	—	—	—	—
Other	—	—	—	—	—	—	(14)	—	—	—	—

Balances at December 31, 2012	$45	$5	$26	29	261	$—	$2,483	1	5	$—	$(50)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statement of Changes in Equity (continued)

(In millions)

	Permanent Equity
		Income (Loss)
	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Noncontrolling interest	Total
Balances at December 31, 2009	$(2,209)	$(79)	$(42)	$1,593	$1,914
Net income (loss)	(761)	—	—	188	(573)
Foreign currency translation including the impact of the sale of a business of $109	—	68	—	—	68
Net unrealized gain on derivative instruments (net of tax expense of $12)	—	—	24	—	24
Stock compensation expense	—	—	—	—	31
Issuance of common and preferred stock	—	—	—	—	1
Purchase of treasury stock	—	—	—	(3)	(11)
Expiration of put option	—	—	—	3	13
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(13)
Other	—	—	—	1	(2)

Balances at December 31, 2010	(2,970)	(11)	(18)	1,782	1,452
Net income (loss)	(376)	—	—	225	(151)
Foreign currency translation	—	(26)	—	—	(26)
Net unrealized gain on derivative instruments (net of tax expense of $9)	—	—	9	—	9
Stock compensation expense	—	—	—	—	35
Issuance of common and preferred stock	—	—	—	1	7
Purchase of treasury stock	—	—	—	(2)	(8)
Expiration of put option	—	—	—	32	90
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(21)
Other	—	—	—	—	(12)

Balances at December 31, 2011	(3,346)	(37)	(9)	2,038	1,375
Net income (loss)	(317)	—	—	251	(66)
Foreign currency translation	—	33	—	—	33
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	10	—	10
Stock compensation expense	—	—	—	—	38
Issuance of common and preferred stock	—	—	—	—	1
Dividends declared ($72.80 per preferred share)	272	—	—	(714)	(742)
Purchase of treasury stock	—	—	—	(6)	(21)
Expiration of put option	—	—	—	6	30
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	(30)
Other	—	—	—	—	(14)

Balances at December 31, 2012	$(3,391)	$(4)	$1	$1,575	$614

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2011	December 31, 2012
Assets
Current:
Cash and cash equivalents	$867	$546
Trade receivables, less allowance for doubtful accounts of $38 and $30	794	781
Earned but unbilled receivables	140	119
Prepaid expenses and other current assets	117	224
Clearing broker assets	213	6
Assets related to discontinued operations	1,350	—

Total current assets	3,481	1,676

Property and equipment, less accumulated depreciation of $1,296 and $1,509	893	874
Software products, less accumulated amortization of $1,431 and $1,649	554	411
Customer base, less accumulated amortization of $1,254 and $1,481	1,574	1,367
Other assets, less accumulated amortization of $22 and $27	144	132
Trade name	1,019	1,019
Goodwill	4,885	4,539

Total Assets	$12,550	$10,018

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$10	63
Accounts payable	59	32
Accrued compensation and benefits	291	297
Accrued interest expense	92	41
Other accrued expenses	261	231
Clearing broker liabilities	179	4
Deferred revenue	862	836
Deferred income taxes	76	—
Liabilities related to discontinued operations	246	—

Total current liabilities	2,076	1,504
Long-term debt	7,819	6,599
Deferred and other income taxes	1,123	1,127
Other long-term liabilities	76	76

Total liabilities	11,094	9,306

Commitments and contingencies
Preferred stock subject to a put option	23	24
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $2,046 million and $1,581 million; 14,999,000 shares authorized, 9,984,091 and 10,048,018 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,785	3,492
Treasury stock, 134,215 and 187,576 shares	(18)	(30)
Accumulated deficit	(2,288)	(2,771)
Accumulated other comprehensive income (loss)	(46)	(3)

Total stockholders’ equity	1,433	688

Total Liabilities and Stockholders’ Equity	$12,550	$10,018

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

	Year ended December 31,
	2010	2011	2012
Revenue:
Services	$4,024	$4,056	$3,926
License and resale fees	294	289	275

Total products and services	4,318	4,345	4,201
Reimbursed expenses	119	95	62

Total revenue	4,437	4,440	4,263

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	1,895	1,848	1,740
Sales, marketing and administration	1,057	1,108	1,039
Product development and maintenance	350	393	353
Depreciation and amortization	278	271	287
Amortization of acquisition-related intangible assets	448	435	385
Goodwill impairment charges	205	48	385

Total costs and expenses	4,233	4,103	4,189

Operating income (loss)	204	337	74
Interest income	2	3	1
Interest expense and amortization of deferred financing fees	(638)	(524)	(428)
Loss on extinguishment of debt	(58)	(3)	(82)
Other income (expense)	7	—	—

Income (loss) from continuing operations before income taxes	(483)	(187)	(435)
Benefit from (provision for) income taxes	69	116	38

Income (loss) from continuing operations	(414)	(71)	(397)
Income (loss) from discontinued operations, net of tax	(156)	(80)	331

Net income (loss)	(570)	(151)	(66)

Other comprehensive income (loss):
Foreign currency translation	(41)	(26)	33
Less: foreign currency translation reclassified into income	109	—	—

Foreign currency translation, net	68	(26)	33

Unrealized gain (loss) on derivative instruments	(49)	(16)	(1)
Less: gain (loss) on derivatives reclassified into income	85	34	14
Less: income tax benefit (expense)	(12)	(9)	(3)

Net unrealized gain (loss) on derivative instruments, net of tax	24	9	10

Comprehensive income (loss)	$(478)	$(168)	$(23)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

	Year ended December 31,
	2010	2011	2012
Cash flow from operations:
Net income (loss)	$(570)	$(151)	$(66)
Income (loss) from discontinued operations	(156)	(80)	331

Income (loss) from continuing operations	(414)	(71)	(397)
Reconciliation of net income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	726	706	672
Goodwill impairment charge	205	48	385
Deferred income tax provision (benefit)	(83)	(155)	(79)
Stock compensation expense	29	33	38
Amortization of deferred financing costs and debt discount	43	40	36
Loss on extinguishment of debt	58	3	82
Other noncash items	3	2	(1)
Accounts receivable and other current assets	25	75	51
Accounts payable and accrued expenses	27	(35)	(129)
Clearing broker assets and liabilities, net	18	(14)	33
Deferred revenue	(36)	(26)	(46)

Cash flow from (used in) continuing operations	601	606	645
Cash flow from (used in) discontinued operations	120	72	(401)

Cash flow from (used in) operations	721	678	244

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(82)	(35)	(40)
Cash paid for property and equipment and software	(298)	(276)	(260)
Other investing activities	4	(4)	3

Cash provided by (used in) continuing operations	(376)	(315)	(297)
Cash provided by (used in) discontinued operations	116	(11)	1,758

Cash used in investment activities	(260)	(326)	1,461

Financing activities:
Cash received from issuance of preferred stock	—	3	—
Cash received from borrowings, net of fees	1,633	1	1,715
Cash used to repay debt	(1,924)	(239)	(2,946)
Premium paid to retire debt	(41)	—	(48)
Dividends paid	—	—	(724)
Cash used to purchase treasury stock	(4)	(4)	(12)
Other financing activities	(8)	(14)	(24)

Cash provided by (used in) continuing operations	(344)	(253)	(2,039)
Cash provided by (used in) discontinued operations	—	—	—

Cash provided by (used in) financing activities	(344)	(253)	(2,039)

Effect of exchange rate changes on cash	(3)	(4)	7

Increase (decrease) in cash and cash equivalents	114	95	(327)
Beginning cash and cash equivalents includes cash of discontinued operations: 2010,
$33; 2011, $23; 2012, $6	664	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2010, $23; 2011, $6; 2012, $-	$778	$873	$546

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity

(In millions)

		Permanent Equity
		Preferred Stock		Common Stock
	Temporary Equity	Number of Shares issued	Par Value	Number of Shares issued	Par Value	Capital in Excess of Par Value
	Preferred Stock subject to a put option
Balances at December 31, 2009	$38	10	$—	—	$—	$3,724
Net income (loss)	—	—	—	—	—	—
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $12)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	31
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	4	—	—	—	—	(4)
Expiration of put option	(4)	—	—	—	—	4
Other	(1)	—	—	—	—	(8)

Balances at December 31, 2010	37	10	—	—	—	3,747
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $9)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	35
Issuance of preferred stock	1	—	—	—	—	2
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	8	—	—	—	—	(8)
Expiration of put option	(23)	—	—	—	—	23
Other	—	—	—	—	—	(14)

Balances at December 31, 2011	23	10	—	—	—	3,785
Net income (loss)	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	—	—	—	—	—	(330)
Purchase of treasury stock	—	—	—	—	—	—
Transfer intrinsic value of vested restricted stock units to temporary equity	10	—	—	—	—	(10)
Expiration of put option	(9)	—	—	—	—	9

Balances at December 31, 2012	$24	10	$—	—	$—	$3,492

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statement of Changes in Stockholders’ Equity (continued)

(In millions)

	Permanent Equity
	Treasury Stock (Preferred Stock)			Income (Loss)
	Shares	Amount	Retained Earnings (Accumulated Deficit)	Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Instruments	Total
Balances at December 31, 2009	—	$(10)	$(1,567)	$(79)	$(42)	$2,026
Net income (loss)	—	—	(570)	—	—	(570)
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	68	—	68
Net unrealized gain on derivative instruments (net of tax expense of $12)	—	—	—	—	24	24
Stock compensation expense	—	—	—	—	—	31
Purchase of treasury stock	—	(4)	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(4)
Expiration of put option	—	—	—	—	—	4
Other	—	—	—	—	—	(8)

Balances at December 31, 2010	—	(14)	(2,137)	(11)	(18)	1,567
Net income (loss)	—	—	(151)	—	—	(151)
Foreign currency translation	—	—	—	(26)	—	(26)
Net unrealized gain on derivative instruments (net of tax expense of $9)	—	—	—	—	9	9
Stock compensation expense	—	—	—	—	—	35
Issuance of preferred stock	—	—	—	—	—	2
Purchase of treasury stock	—	(4)	—	—	—	(4)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(8)
Expiration of put option	—	—	—	—	—	23
Other	—	—	—	—	—	(14)

Balances at December 31, 2011	—	(18)	(2,288)	(37)	(9)	1,433
Net income (loss)	—	—	(66)	—	—	(66)
Foreign currency translation	—	—	—	33	—	33
Net unrealized gain on derivative instruments (net of tax expense of $3)	—	—	—	—	10	10
Stock compensation expense	—	—	—	—	—	38
Dividends declared ($72.80 per preferred share)	—	—	(417)	—	—	(747)
Purchase of treasury stock	—	(12)	—	—	—	(12)
Transfer intrinsic value of vested restricted stock units to temporary equity	—	—	—	—	—	(10)
Expiration of put option	—	—	—	—	—	9

Balances at December 31, 2012	$—	$(30)	$(2,771)	$(4)	$1	$688

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

	December 31, 2011	December 31, 2012
Assets
Current:
Cash and cash equivalents	$867	$546
Trade receivables, less allowance for doubtful accounts of $38 and $30	794	781
Earned but unbilled receivables	140	119
Prepaid expenses and other current assets	117	224
Clearing broker assets	213	6
Assets related to discontinued operations	1,350	—

Total current assets	3,481	1,676
Property and equipment, less accumulated depreciation of $1,296 and $1,509	893	874
Software products, less accumulated amortization of $1,431 and $1,649	554	411
Customer base, less accumulated amortization of $1,254 and $1,481	1,574	1,367
Other assets, less accumulated amortization of $22 and $27	144	132
Trade name	1,019	1,019
Goodwill	4,885	4,539

Total Assets	$12,550	$10,018

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$10	$63
Accounts payable	59	32
Accrued compensation and benefits	291	297
Accrued interest expense	92	41
Other accrued expenses	262	234
Clearing broker liabilities	179	4
Deferred revenue	862	836
Deferred income taxes	76	—
Liabilities related to discontinued operations	246	—

Total current liabilities	2,077	1,507
Long-term debt	7,819	6,599
Deferred and other income taxes	1,117	1,120
Other long-term liabilities	76	76

Total liabilities	11,089	9,302

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Capital in excess of par value	3,793	3,490
Accumulated deficit	(2,286)	(2,771)
Accumulated other comprehensive income (loss)	(46)	(3)

Total stockholder’s equity	1,461	716

Total Liabilities and Stockholder’s Equity	$12,550	$10,018

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended December 31,
	2010	2011	2012
Revenue:
Services	$4,024	$4,056	$3,926
License and resale fees	294	289	275

Total products and services	4,318	4,345	4,201
Reimbursed expenses	119	95	62

Total Revenue	4,437	4,440	4,263

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	1,895	1,848	1,740
Sales, marketing and administration	1,057	1,108	1,039
Product development and maintenance	350	393	353
Depreciation and amortization	278	271	287
Amortization of acquisition-related intangible assets	448	435	385
Goodwill impairment charges	205	48	385

Total costs and expenses	4,233	4,103	4,189

Operating income (loss)	204	337	74
Interest income	2	3	1
Interest expense and amortization of deferred financing fees	(638)	(524)	(428)
Loss on extinguishment of debt	(58)	(3)	(82)
Other income (expense)	7	—	—

Income (loss) from continuing operations before income taxes	(483)	(187)	(435)
Benefit from (provision for) income taxes	69	118	38

Income (loss) from continuing operations	(414)	(69)	(397)
Income (loss) from discontinued operations, net of tax	(156)	(80)	331

Net income (loss)	(570)	(149)	(66)

Other comprehensive income (loss):
Foreign currency translation	(41)	(26)	33
Less: foreign currency translation reclassified into income	109	—	—

Foreign currency translation, net	68	(26)	33

Unrealized gain (loss) on derivative instruments	(49)	(16)	(1)
Less: gain (loss) on derivatives reclassified into income	85	34	14
Less: income tax benefit (expense)	(12)	(9)	(3)

Net unrealized gain (loss) on derivative instruments, net of tax	24	9	10

Comprehensive income (loss)	$(478)	$(166)	$(23)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

	Year ended December 31,
	2010	2011	2012
Cash flow from operations:
Net income (loss)	$(570)	$(149)	$(66)
Income (loss) from discontinued operations	(156)	(80)	331

Income (loss) from continuing operations	(414)	(69)	(397)
Reconciliation of net income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	726	706	672
Goodwill impairment charge	205	48	385
Deferred income tax provision (benefit)	(84)	(156)	(80)
Stock compensation expense	29	33	38
Amortization of deferred financing costs and debt discount	43	40	36
Loss on extinguishment of debt	58	3	82
Other noncash items	3	2	(1)
Accounts receivable and other current assets	25	75	51
Accounts payable and accrued expenses	28	(36)	(128)
Clearing broker assets and liabilities, net	18	(14)	33
Deferred revenue	(36)	(26)	(46)

Cash flow from (used in) continuing operations	601	606	645
Cash flow from (used in) discontinued operations	120	72	(401)

Cash flow from (used in) operations	721	678	244

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(82)	(35)	(40)
Cash paid for property and equipment and software	(298)	(276)	(260)
Other investing activities	4	(4)	3

Cash provided by (used in) continuing operations	(376)	(315)	(297)
Cash provided by (used in) discontinued operations	116	(11)	1,758

Cash used in investment activities	(260)	(326)	1,461

Financing activities:
Cash received from borrowings, net of fees	1,633	1	1,715
Cash used to repay debt	(1,924)	(239)	(2,946)
Premium paid to retire debt	(41)	—	(48)
Dividends paid	—	—	(724)
Other financing activities	(12)	(15)	(36)

Cash provided by (used in) continuing operations	(344)	(253)	(2,039)
Cash provided by (used in) discontinued operations	—	—	—

Cash provided by (used in) financing activities	(344)	(253)	(2,039)

Effect of exchange rate changes on cash	(3)	(4)	7
Increase (decrease) in cash and cash equivalents	114	95	(327)
Beginning cash and cash equivalents includes cash of discontinued operations: 2010, $33; 2011, $23; 2012, $6	664	778	873

Ending cash and cash equivalents includes cash of discontinued operations: 2010, $23; 2011, $6; 2012, $-	$778	$873	$546

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statement of Changes in Stockholder’s Equity

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares issued	Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Foreign Currency Translatin	Net Unrealized Gain (Loss) on Derivative Instruments	Total
Balances at December 31, 2009	—	$—	$3,755	$(1,567)	$(79)	$(42)	$2,067
Net income (loss)	—	—	—	(570)	—	—	(570)
Foreign currency translation including the impact of the sale of a business of $109	—	—	—	—	68	—	68
Net unrealized gain on derivative instruments (net of tax expense of $12)	—	—	—	—	—	24	24
Stock compensation expense	—	—	31	—	—	—	31
Other	—	—	(13)	—	—	—	(13)

Balances at December 31, 2010	—	—	3,773	(2,137)	(11)	(18)	1,607
Net income (loss)	—	—	—	(149)	—	—	(149)
Foreign currency translation	—	—	—	—	(26)	—	(26)
Net unrealized gain on derivative instruments (net of tax expense of $9)	—	—	—	—	—	9	9
Stock compensation expense	—	—	35	—	—	—	35
Other	—	—	(15)	—	—	—	(15)

Balances at December 31, 2011	—	—	3,793	(2,286)	(37)	(9)	1,461
Net income (loss)	—	—	—	(66)	—	—	(66)
Foreign currency translation	—	—	—	—	33	—	33
Net unrealized gain on derivative instruments (net of tax expense of $3) and other	—	—	—	—	—	10	10
Dividend declared to Parent	—	—	(327)	(419)	—	—	(746)
Stock compensation expense	—	—	38	—	—	—	38
Other	—	—	(14)	—	—	—	(14)

Balances at December 31, 2012	—	$—	$3,490	$(2,771)	$(4)	$1	$716

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

The presentation of certain prior year amounts has been revised to conform to the current year presentation as discussed further in Notes 1 and 18.

Revenue Recognition

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

With respect to software related multiple element arrangements, sufficient evidence of fair value is defined as vendor specific objective evidence (“VSOE”). If there is no VSOE of the fair value of the delivered element (which is usually the software) but there is VSOE of the fair value of each of the undelivered elements (which are usually maintenance and professional services), then the residual method is used to determine the revenue for the delivered element. The revenue for each of the undelivered elements is set at the fair value of those elements using VSOE of the price paid when each of the undelivered elements is sold separately. The revenue remaining after allocation to the undelivered elements (i.e., the residual) is allocated to the delivered element.

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

For non-software multiple-element arrangements, the Company allocates revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE, then third-party evidence (“TPE”), then best estimated selling price (“BESP”). The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on this hierarchy. The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

Legal Fees

Prior to December 31, 2012, legal fees expected to be incurred defending the Company in connection with an asserted claim were accrued when they were probable of being incurred and could be reasonably estimated. At December 31, 2012, the Company changed its policy to expense all legal costs in connection with an asserted claim as they are incurred as this policy was determined to be preferable.

Changes in accounting policies must be applied retrospectively in the financial statements. Retrospective application means that entity implements the change in accounting policy as though it had always been applied. However, the Company has concluded that the impact of applying the change on a retrospective basis was not material to the Company’s financial statements. The impact of the change was recorded in the fourth quarter of 2012 and the new policy has been applied prospectively effective December 31, 2012.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the assets (three to eight years for equipment and ten to 40 years for buildings and improvements). Leasehold improvements are amortized ratably over their remaining lease term or useful life, if shorter. Depreciation and amortization of property and equipment in continuing operations was $231 million in 2010, $221 million in 2011 and $232 million in 2012.

Software Products

Software development costs are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Recoverable costs incurred subsequent to technological feasibility of new products and enhancements to existing products as well as costs incurred to purchase or to create and implement internal-use software, which includes software coding, installation, testing and certain data conversions, and software obtained through business acquisitions are capitalized and amortized over the estimated useful lives of the related products, generally three to twelve years (average life is eight years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization. Amortization of all software products of continuing operations, including software acquired in business acquisitions and software purchased for internal use, aggregated to $250 million in 2010, $241 million in 2011 and $214 million in 2012. Software development expense of continuing operations was $158 million in 2010, $180 million in 2011 and $163 million in 2012. Capitalized development costs of continuing operations were $11 million in 2010, $10 million in 2011 and $22 million in 2012.

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

The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, the specific characteristics of the identified intangible assets, and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, technological developments, economic conditions and competition. In connection with our determination of fair values, the Company may engage independent appraisal firms to assist with the valuation of intangible (and certain tangible) assets acquired and certain assumed obligations.

Customer Base Intangible Assets

Customer base intangible assets represent customer contracts and relationships obtained as a result of the LBO and as part of acquired businesses and are amortized using the straight-line method over their estimated useful lives, ranging from three to 18 years (average life is 13 years). Amortization of all customer base intangible assets of continuing operations aggregated to $238 million in 2010, $237 million in 2011 and $222 million in 2012.

Other Assets

Other assets consist primarily of deferred financing costs incurred in connection with debt issued in the LBO and amendments to our debt and other financing transactions (see Note 5), noncompetition agreements, long-term accounts receivable and long-term investments. Deferred financing costs are amortized over the term of the related debt. Noncompetition agreements are amortized using the straight-line method over their stated terms, ranging from three to five years.

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

Future Amortization of Acquisition-Related Intangible Assets

Based on amounts recorded at December 31, 2012, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2013	$339
2014	289
2015	233
2016	214
2017	206

Trade Name

The trade name intangible asset of $1,019 million at December 31, 2011 and 2012 represents the fair value of the SunGard trade name and is an indefinite-lived asset not subject to amortization. The Company performed its annual impairment test of the SunGard trade name in the third quarter and based on the results of this test, the fair value of the trade name exceeded its carrying value, resulting in no impairment of the trade name. As a result of lower long-term projections and from the sale of HE, future cash flows which drive the value of the trade name have decreased, and the amount by which the estimated fair value of the trade name exceeded its carrying value was lower in the current year impairment test compared to prior years. In addition to the projections, a critical assumption considered in the impairment test of the trade name is the implied royalty rate. A 50 basis point decrease in the assumed royalty rate would have resulted in an impairment of the trade name asset of approximately $108 million (100 basis point decrease would result in an impairment of approximately $336 million). A 100 basis point increase in the discount rate would result in an impairment of the trade name asset of approximately $5 million. Furthermore, to the extent that additional businesses are divested in the future, the cash flows supporting the trade name will continue to decline, which may result in impairment charges.

Goodwill

Continuing Operations

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As allowed under the amended guidance, the Company chose not to assess the qualitative factors of its reporting units and, instead, performed the quantitative tests.

The Company completes its annual goodwill impairment test as of July 1 for each of its 11 reporting units. In step one, the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and EBITDA multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a step-two test is required. In step two, the amount of any goodwill impairment is measured by comparing the implied fair value of the reporting unit’s goodwill to the carrying value of goodwill, with the resulting impairment reflected in operations. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination.

Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates that reflect the risks associated with achieving those cash flows. The assumptions about future cash flows and growth rates are based on management’s assessment of a number of factors including the reporting unit’s recent performance, performance in the market that the reporting unit serves, as well as industry and general economic data from third party sources. Discount rate assumptions reflect an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. For the July 1, 2012 impairment test, the discount rates and perpetual growth rates used were between 10% and 12% and 3% and 4%, respectively.

Based on the results of the step-one tests, the Company determined that the carrying value of the Availability Services North America (“AS NA”) reporting unit was in excess of its respective fair value and a step-two test was required. The primary driver for the decline in the fair value of the AS NA reporting unit compared to the prior year is the decline in the cash flow projections for AS NA when compared to those used in the 2011 goodwill impairment test as a result of a decline in the overall outlook of this reporting unit. The Company continues to expect to grow the AS NA business over the long-term, albeit at a slower rate than previously planned.

Prior to completing the step-two test, the Company first evaluated certain long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, the Company estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step-two test to determine the implied fair value of goodwill and therefore the amount of impairment, management first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value and recorded a goodwill impairment charge of $385 million.

The following table summarizes the goodwill impairment charge by reporting unit (in millions):

Segment	Reporting Unit	Net Goodwill balance before impairment	Impairment Charge	Net Goodwill balance after impairment
Availability Services	AS NA	$914	$(385)	$529

The Company has one other reporting unit, whose goodwill balance was $299 million at December 31, 2012, where the excess of the estimated fair value over the carrying value of the reporting unit was less than 15% of the carrying value as of the July 1, 2012 test date. A one hundred basis point decrease in the perpetual growth rate or a one hundred basis point increase in the discount rate would not cause this reporting unit to fail step one and require a step-two analysis. However, if this unit fails to achieve expected performance levels in the near term or experiences a downturn in the business below current expectations, goodwill could be impaired.

The Company’s remaining reporting units, whose goodwill balances in aggregate total $3.7 billion at December 31, 2012, each had estimated fair values which exceeded the carrying value of the reporting unit by at least 15% as of the July 1, 2012 impairment test. Since the July 1 test date, there was no indication of any triggering events that would cause the Company to perform additional goodwill impairment tests.

In 2009, the Company recorded an adjustment to the state income tax rate used to calculate the deferred income tax liabilities associated with the intangible assets at the LBO date which resulted in reductions to the deferred tax liability and goodwill balances of approximately $114 million. During 2011 the Company determined that the 2009 adjustment was incorrect and has reversed it, thereby increasing the December 31, 2011 deferred tax liability and goodwill balances each by approximately $100 million for continuing operations and $14 million for assets (liabilities) held for sale. As a result of this correction, the Company recorded a goodwill impairment charge of $48 million in continuing operations, of which $36 million related to an impairment charge in 2009 and $12 million related to the impairment charge in 2010, and recorded a $3 million goodwill impairment charge in discontinued operations that related to the 2010 impairment charge. In addition, the Company recorded an income tax benefit of $48 million, of which $35 million related to prior periods, reflecting the amortization of the deferred income tax liability which would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made. Had the Company recorded the goodwill impairment charges in the correct periods, the impairment charge in 2010 would have been $217 million recorded in continuing operations. The Company has assessed the impact of correcting these errors in 2011 and does not believe that these amounts are material to any prior period financial statements, nor is the correction of these errors material to the 2011 financial statements. As a result, the Company has not restated any prior period amounts.

Based on the results of the step one test for the July 1 annual impairment test for 2010, the Company determined that the combined carrying value of its PS and K-12 Education reporting unit was in excess of its fair value and a step-two test was required. In 2010, PS and K-12 were tested as a single reporting unit in contrast to 2012, when PS and K-12 were tested as separate reporting units. The primary driver for the decline in the fair value of the reporting unit compared to the prior year is the reduction in the perpetual growth rate assumption used for this reporting unit, stemming from the disruption in the global financial markets, particularly the markets which this reporting unit serves. Furthermore, there was a decline in the cash flow projections compared to those used in the 2009 goodwill impairment test, as a result of decline in the overall outlook for this reporting unit.

Prior to completing the step-two test, the Company first evaluated the long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, the Company estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step-two test to determine the implied fair value of goodwill and therefore the amount of impairment, the Company first determined the fair value of the tangible and intangible assets and liabilities. Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for this reporting unit and recorded a goodwill impairment charge of $205 million.

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	Other	Subtotal	AS	Other	Subtotal	Net Balance
Balance at December 31, 2010	$3,450	$2,203	$534	$6,187	$(1,126)	$(205)	$(1,331)	$4,856
2011 acquisitions	6	—	—	6	—	—	—	6
Adjustments related to the LBO and prior year acquisitions	42	38	11	91	—	—	—	91
Impairment charges	—	—	—	—	(36)	(12)	(48)	(48)
Effect of foreign currency translation	(18)	(2)	—	(20)	—	—	—	(20)

Balance at December 31, 2011	3,480	2,239	545	6,264	(1,162)	(217)	(1,379)	4,885
2012 acquisitions	28	—	—	28	—	—	—	28
Adjustments related to the LBO and prior year acquisitions	(3)	(3)	(1)	(7)	—	—	—	(7)
Impairment charges	—	—	—	—	(385)		(385)	(385)
Effect of foreign currency translation	11	7	—	18	—	—	—	18

Balance at December 31, 2012	$3,516	$2,243	$544	$6,303	$(1,547)	$(217)	$(1,764)	$4,539

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

Discontinued Operations

Based on the results of the step-one test for the July 1 annual impairment test for 2010, the Company determined that the carrying values of its Public Sector United Kingdom (“PS UK”) reporting unit, which was sold in December 2010, and its Higher Education Managed Services (“HE MS”) reporting unit, which, along with the remainder of HE, was sold in January 2012, were in excess of their respective fair values and a step-two test was required for each of these reporting units. The primary driver for the decline in the fair value of each of the reporting units compared to the prior year is the reduction in the perpetual growth rate assumption used for each of these two reporting units, stemming from the disruption in the global financial markets, particularly the markets which these reporting units serve. Furthermore, there was a decline in the cash flow projections for the PS UK reporting unit, compared to those used in the 2009 goodwill impairment test, as a result of decline in the overall outlook for this reporting unit. Additionally, the discount rate assumption used for the PS UK reporting unit was higher than the discount rate used in the 2009 impairment test.

A one percentage point increase in the perpetual growth rate or a one percentage point decrease in the discount rate would have resulted in the HE MS reporting unit having a fair value in excess of carrying value and a step-two test would not have been required. Prior to completing the step-two tests, the Company first evaluated the long-lived assets, primarily the software, customer base and property and equipment, for impairment. In performing the impairment tests for long-lived assets, the Company estimated the undiscounted cash flows for the asset groups over the remaining useful lives of the reporting unit’s primary asset and compared that to the carrying value of the asset groups. There was no impairment of the long-lived assets.

In completing the step-two tests to determine the implied fair value of goodwill and therefore the amount of impairment, the Company first determined the fair value of the tangible and intangible assets and liabilities.

Based on the testing performed, the Company determined that the carrying value of goodwill exceeded its implied fair value for each of the two reporting units and recorded a goodwill impairment charge of $123 million in discontinued operations.

Other Long-Term Liabilities

Other long-term liabilities consist of lease-leveling accruals, restoration liabilities and, at SCC, a $19 million dividend payable (see Note 7). In 2011, all lease-leveling accruals and restoration liabilities were included as other accrued expenses. The December 31, 2011 balance sheet has been revised to correctly present $76 million of these obligations as non-current. The impact of the revision was not material to the balance sheet.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded when it is not more likely than not that a deferred tax asset will be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Considerable judgment is required in assessing and estimating these amounts and difference between the actual outcome of these future tax consequences and these estimates made could have a material impact on the consolidated results. The Company records interest related to unrecognized tax benefits in interest expenses and penalties in income tax expense.

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

On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The Update requires an entity to present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified, from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2012. The Company will adopt this amendment for the March 31, 2013 interim period financial statements.

2. Acquisitions and Discontinued Operations:

Acquisitions

The Company seeks to acquire businesses that broaden its existing product lines and service offerings and expand its geographic reach. During 2012, the Company completed two acquisitions in its FS segment. Cash paid, net of cash acquired, was $39 million (see Note 17). In addition, the Company paid approximately $1 million related to deferred purchase price from prior year acquisitions.

During 2011, the Company paid $35 million for five acquisitions in its FS segment, and, in 2010, the Company paid a total of $82 million for three acquisitions in its FS segment and one in its AS segment.

The acquisitions discussed above for 2012, 2011 and 2010 were not material to the Company’s operations, financial position or cash flows.

At December 31, 2012, contingent purchase price obligations that depend upon the operating performance of certain acquired businesses were $6 million, of which $3 million is included in other long-term debt.

Discontinued Operations

In December 2010, the Company sold its PS UK business. In January 2012, the Company sold its Higher Education (“HE”) business and used the net cash proceeds (as defined in its senior secured credit agreement of $1.222 billion), which is the gross transaction value of $1.775 billion less an estimate of applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans (see Note 5). In July 2012, the Company sold its FS subsidiary SunGard Global Services France for gross proceeds of €14 million.

The results for the discontinued operations for the years ended December 31, 2010, 2011 and 2012 were as follows (in millions):

	Year ended December 31,
	2010	2011	2012
Revenue	$735	$551	$55
Operating income (loss)	(20)	91	(5)
Gain (loss) on sale of business	(94)	—	571

Income (loss) before income taxes	(114)	91	566
Benefit from (provision for) income taxes	(42)	(171)	(235)

Income (loss) from discontinued operations, net of tax	$(156)	$(80)	$331

In 2010, the Company recorded $123 million of goodwill impairment charges, of which $91 million was related to PS UK and $32 million was related to HE MS, and a loss on disposal of approximately $94 million, including the write-off of the currency translation adjustment (CTA). In 2011, the Company recorded $135 million of deferred tax expense related to the book-over-tax basis difference in a HE subsidiary. Also in 2011, the Company increased goodwill by $14 million and recorded a $3 million goodwill impairment charge (see Goodwill discussion in Note 1). In 2012, the Company recorded a $563 million gain on the sale of the Higher Education business.

Assets and liabilities related to discontinued operations consisted of the following (in millions) at December 31, 2011:

December 31, 2011
Cash	$6
Accounts receivable, net	105
Prepaid expenses and other current assets	11
Deferred income taxes	3
Property and equipment, net	31
Software products, net	77
Customer base, net	188
Goodwill	929

Assets related to discontinued operations	$1,350

Accounts payable	$1
Accrued compensation and benefits	24
Other accrued expenses	16
Deferred revenue	106
Deferred income taxes	99

Liabilities related to discontinued operations	$246

3. Clearing Broker Assets and Liabilities:

The Company has finished winding-down the operations of its stock loan and clearing services business, a low-margin business which required significant working capital. The wind-down of this business created a one-time benefit to cash flow from continuing operations. Also, as a result of the wind-down, the Company expects the balances of clearing broker assets and liabilities to remain at levels that approximate the level at December 31, 2012.

Clearing broker assets and liabilities are comprised of the following (in millions):

	December 31, 2011	December 31, 2012
Segregated customer cash	$23	$3
Securities borrowed	157	—
Receivables from customers and other	33	3

Clearing broker assets	$213	$6

Payables to customers	$16	$—
Securities loaned	145	—
Payable to brokers and dealers	18	4

Clearing broker liabilities	$179	$4

Segregated customer cash is held by the Company on behalf of customers. Securities borrowed and loaned are collateralized financing transactions which are cash deposits made to or received from other broker/dealers. Receivables from and payables to customers represent amounts due or payable on cash and margin transactions.

4. Property and Equipment:

Property and equipment consisted of the following (in millions):

	December 31, 2011	December 31, 2012
Computer and telecommunications equipment	$993	$1,093
Leasehold improvements	845	922
Office furniture and equipment	148	162
Buildings and improvements	138	143
Land	17	17
Construction in progress	48	46

Total property and equipment cost	2,189	2,383
Accumulated depreciation and amortization	(1,296)	(1,509)

Total property and equipment, net	$893	$874

5. Debt and Derivative Instruments:

Debt consisted of the following (in millions):

	December 31, 2011	December 31, 2012
Senior Secured Credit Facilities:
Secured revolving credit facility due November 29, 2016 (A)	$—	$—
Tranche A due February 28, 2014, effective interest rate of 3.33% and 1.96% (A)	1,386	207
Tranche B due February 28, 2016, effective interest rate of 4.32% and 4.35% (A)	2,407	1,719
Tranche C due February 28, 2017, effective interest rate of 4.17% (A)	—	908
Tranche D due January 31, 2020, effective interest rate of 4.50% (A)	—	720
Incremental term loan at 3.78% (A)	479	—

Total Senior Secured Credit Facilities	4,272	3,554
Senior Secured Notes due 2014 at 4.875%, net of discount of $8 and $4 (B)	242	246
Senior Notes due 2015 at 10.625%, net of discount of $3 (C)	497	—
Senior Notes due 2018 at 7.375% (C)	900	900
Senior Notes due 2020 at 7.625% (C)	700	700
Senior Subordinated Notes due 2015 at 10.25% (C)	1,000	—
Senior Subordinated Notes due 2019 at 6.625% (C)	—	1,000
Secured Accounts Receivable Facility, at 3.79% and 3.71% (D)	200	250
Other, primarily foreign bank debt, acquisition purchase price and capital lease obligations	18	12

Total debt	7,829	6,662
Short-term borrowings and current portion of long-term debt	(10)	(63)

Long-term debt	$7,819	$6,599

The Company was in compliance with all covenants at December 31, 2012. Below is a summary of SunGard’s debt instruments.

(A) Senior Secured Credit Facilities

SunGard has an $880 million revolving credit facility, of which $857 million was available for borrowing after giving effect to $23 million of outstanding letters of credit as of December 31, 2012.

On March 2, 2012, SunGard amended its Amended and Restated Credit Agreement dated as of August 11, 2005, as amended and restated from time to time (“Credit Agreement”) to, among other things, extend the maturity date of approximately $908 million in aggregate principal amount of tranche A and incremental term loans from February 28, 2014 to February 28, 2017 (“tranche C”), extend the maturity of the $880 million revolving credit facility commitments from May 11, 2013 to November 29, 2016, and amend certain covenants and other provisions, in order to, among other things, permit the potential spin-off of AS. The revolving credit facility commitments and tranche C each have springing maturity provisions which are described in the Credit Agreement.

On December 17, 2012, SunGard amended its Credit Agreement to, among other things, allow for the issuance of a $720 million term loan (“tranche D”), permit incremental credit extensions under the restated credit agreement in an amount up to $750 million; and modify certain covenants and other provisions in order to, among other things, permit additional restricted payments to be made with the net proceeds of the tranche D term loan and available cash in an aggregate amount not to exceed $750 million. Tranche D has certain springing maturities which are described in the Credit Agreement.

On December 31, 2012, SunGard voluntarily prepaid $48 million of its tranche A term loan and the entire outstanding incremental term loan balance of $169 million.

On March 8, 2013, SunGard amended and restated its Credit Agreement to, among other things, (i) issue an additional term loan of $2,200 million (“tranche E”) maturing on March 8, 2020, the proceeds of which were used to (a) repay in full the $1,719 million tranche B term loan and (b) repay $481 million of the tranche C term loan; (ii) replace the $880 million of revolving commitments with $850 million of new revolving commitments, which will mature on March 8, 2018; and (iii) modify certain covenants and other provisions in order to, among other things (x) modify (and in the case of the term loan facility, remove) the financial maintenance covenants included therein and (y) permit the Company to direct the net cash proceeds of permitted dispositions otherwise requiring a prepayment of term loans to the prepayment of specific tranches of term loans at the Company’s sole discretion. The interest rate on tranche E is LIBOR plus 3% with a 1% LIBOR floor, which at March 8, 2013 was 4.00%. SunGard is required to repay installments in quarterly principal amounts of 0.25% of its funded tranche E principal amount through the maturity date, at which time the remaining aggregate principal balance is due. Tranche E and the new revolving commitments are subject to certain springing maturities which are described in the Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at SunGard’s option, one of the following:

•	LIBOR based on the costs of funds for deposits in the currency of such borrowing for either 30, 60, 90 or 180 days, or

•	a base rate that is the higher of:

•	the prime rate of JPMorgan Chase Bank, N.A. and

•	the federal funds rate plus one-half of 1%.

The applicable margin for borrowings under the various Credit Agreement tranches may change subject to attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Credit Agreement, the Company pays a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The commitment fee rate is currently 0.625% per annum and may change subject to attaining certain leverage ratios. As of December 31, 2012, the effective interest rates and the effective interest rates adjusted for swaps (if applicable) are as follows:

	Effective interest rate	Effective rate adjusted for swaps
Revolving credit facility	3.21%	N/A
Tranche A	1.96%	N/A
Tranche B	3.87%	4.35%
Tranche C	3.96%	4.17%
Tranche D	4.50%	N/A

N/A: Not Applicable

All obligations under the Credit Agreement are fully and unconditionally guaranteed by SunGard Holdco LLC and by substantially all domestic, 100% owned subsidiaries, referred to, collectively, as Guarantors.

The Credit Agreement requires SunGard to prepay outstanding term loans, subject to certain exceptions, with 50% of annual excess cash flow (subject to attaining a certain leverage ratio) and proceeds from certain asset sales, casualty and condemnation events, other borrowings and certain financings under SunGard’s secured accounts receivable facility. Any mandatory payments would be applied pro rata to the term loan lenders and to installments of the term loans in direct order of maturity. Pursuant to the terms of the Credit Agreement, SunGard made the following mandatory prepayments:

•

In January 2012, SunGard completed the sale of HE and used net cash proceeds (as defined in the Credit Agreement) of $1.22 billion to repay, on a pro-rata basis, $396 million, $689 million and $137 million of tranche A, tranche B and the incremental term loan, respectively. As a result of the prepayment, the Company incurred a loss on the extinguishment of debt of approximately $15 million.

•

In December 2010, the SunGard sold its PS UK operation for gross proceeds of £88 million ($138 million). SunGard used net cash proceeds to repay $96 million of U.S. dollar-denominated term loans, $3 million of pound sterling-denominated term loans and $2 million of euro-denominated term loans. In addition, and concurrent with these mandatory prepayments, other available cash was used to voluntarily repay the remaining $164 million balance outstanding on the euro-denominated term loans.

SunGard is required to repay installments on the tranche D term loan in quarterly principal amounts of 0.25% of its funded total principal amount through the maturity date, at which time the remaining aggregate principal balance is due, subject to certain springing maturity provisions. As a result of loan prepayments, SunGard is no longer required to make quarterly principal payments on the tranche A, tranche B, or tranche C term loans.

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

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each of these swap agreements is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At December 31, 2012, one-month LIBOR was 0.21% and three-month LIBOR was 0.31%. The net receipt or payment from the interest rate swap agreements is included in interest expense. A summary of the Company’s interest rate swaps at December 31, 2012 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
February 2010	May 2013	$500	1.99%	3-Month
August-September 2012	February 2017	400	0.69%	1-Month

Total / Weighted Average		$900	1.41%

The interest rate swaps are included at estimated fair value as an asset or a liability in the consolidated balance sheet based on a discounted cash flow model using applicable market swap rates and certain assumptions. For 2010, 2011 and 2012, the Company included unrealized after-tax gains of $21 million, $17 million, and $3 million, respectively, in Other Comprehensive Income (Loss) related to the change in market value of the swaps. The market value of the swaps recorded in Other Comprehensive Income (Loss) may be recognized in the statement of operations if certain terms of the Credit Agreement change, are modified or if the loan is extinguished. The fair values of the swap agreements at December 31, 2011 and 2012 are $11 million and $5 million, respectively and are included in other accrued expenses. The effects of the interest rate swaps are reflected in the effective interest rate for the Credit Agreement loans in the components of the debt table above. The Company had no ineffectiveness related to its swap agreements as of December 31, 2012. The Company expects to reclassify in the next twelve months approximately $5 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at December 31, 2012.

(B) Senior Secured Notes due 2014

On January 15, 2004, SunGard issued $250 million of 4.875% senior unsecured notes due January 2014, which are subject to certain standard covenants. As a result of the LBO, these senior notes became collateralized on an equal and ratable basis with loans under the Credit Agreement and are guaranteed by all subsidiaries that guarantee the senior notes due 2018 and 2020 and senior subordinated notes due 2019. The senior secured notes due 2014 are recorded at $246 million as of December 31, 2012 reflecting the remaining unamortized discount of $4 million caused by the LBO that will continue to be amortized as interest expense over the remaining periods to maturity.

(C) Senior Notes due 2015, 2018 and 2020 and Senior Subordinated Notes due 2015 and 2019

In November 2010, SunGard issued $900 million of 7.375% senior notes due 2018 and $700 million of 7.625% of senior notes due 2020. The proceeds, together with other cash, were used to retire the former $1.6 billion 9.125% senior notes that would have been due 2013. As a result, the Company incurred a loss on the extinguishment of debt of approximately $57 million. The senior notes due 2018 and 2020 (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes due 2018 and 2020, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes due 2018 and 2020. All obligations under the senior notes due 2018 and 2020 are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all domestic, wholly owned subsidiaries of SunGard.

On April 2, 2012, SunGard redeemed for $527 million plus accrued and unpaid interest to the redemption date, all of its outstanding $500 million 10.625% senior notes due 2015 (“2015 Notes”) under the Indenture dated as of September 29, 2008 among SunGard, the guarantors named therein, and The Bank of New York Mellon, as trustee, as amended or supplemented from time to time. In conjunction with the redemption of the 2015 Notes, the Company incurred a $37 million loss on the extinguishment of debt which included a $27 million premium.

On November 1, 2012, SunGard issued $1 billion aggregate principal amount of 6.625% senior subordinated notes due 2019 (“senior subordinated notes”) and used a portion of the net proceeds from this offering to repurchase approximately $490 million of its $1 billion 10.25% senior subordinated notes due 2015 (“existing 10.25% senior subordinated notes”). On December 3, 2012, SunGard redeemed the remaining existing 10.25% senior subordinated notes. As a result of this transaction, the Company incurred a $29 million loss on the extinguishment of debt which included a $21 million premium.

The senior subordinated notes are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities, the senior secured notes due 2014 and the senior notes due 2018 and 2020. The senior subordinated notes (i) rank equally in right of payment to all future senior subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, (iii) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes, and (iv) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes.

The senior notes due 2018 and 2020 and senior subordinated notes are redeemable in whole or in part, at SunGard’s option, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, SunGard is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indentures governing the senior notes due 2018 and 2020 and senior subordinated notes contain a number of covenants that restrict, subject to certain exceptions, SunGard’s ability and the ability of its restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes due 2018 and 2020 or senior subordinated notes, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

On November 1, 2012, SunGard and the guarantors of the senior subordinated notes entered into a registration rights agreement and have agreed that they will (i) file a registration statement with respect to a registered offer to exchange the senior subordinated notes for new notes guaranteed by the guarantors on an unsecured senior subordinated basis, with terms substantially identical in all material respects to the Senior subordinated notes, and (ii) use their reasonable best efforts to cause the exchange offer registration statement to be declared effective under the Securities Act of 1933, as amended.

SunGard and the guarantors have agreed to use their reasonable best efforts to cause the exchange offer to be completed within 360 days after the issue date or, if required, to have one or more shelf registration statements declared and remain effective during the shelf registration period.

If SunGard fails to satisfy this obligation (a “registration default”), the annual interest rate on the Senior Subordinated Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.00% per year. The applicable interest rate on such Senior Subordinated Notes will revert to the original level upon the earlier of curing the registration default or November 1, 2014.

(D) Secured Accounts Receivable Facility

In March 2009, SunGard entered into a syndicated three-year secured accounts receivable facility. The facility limit was $317 million, which consisted of a term loan commitment of $181 million and a revolving commitment of $136 million. Advances may be borrowed and repaid under the revolving commitment with no impact on the facility limit. The term loan commitment may be repaid at any time at SunGard’s option, but will result in a permanent reduction in the facility limit. On September 30, 2010, SunGard entered into an Amended and Restated Credit and Security Agreement related to its receivables facility. Among other things, the amendment (a) increased the borrowing capacity under the facility from $317 million to $350 million, (b) increased the term loan component from $181 million to $200 million, (c) extended the maturity date to September 30, 2014, (d) removed the 3% LIBOR floor and set the interest rate to one-month LIBOR plus 3.5%, which at December 31, 2012 was 3.71%, and (e) amended certain terms.

In connection with the sale of SunGard’s HE business, the participating HE subsidiaries were removed from the receivables facility, effective as of October 3, 2011. As a result, SunGard permanently reduced the maximum revolving commitment amount to $90 million for a combined total amount available for borrowing of $290 million.

On December 19, 2012, SunGard entered into a Second Amended and Restated Credit and Security Agreement to, among other things, extend the maturity date to December 19, 2017 and reduce the aggregate commitments from $290 million to $275 million.

At December 31, 2012, $200 million was drawn against the term loan commitment and $50 million was drawn against the revolving commitment. At December 31, 2012, $519 million of accounts receivables secured the borrowings under the receivables facility.

SunGard is subject to a fee on the unused portion of 0.75% per annum. The receivables facility contains certain covenants and SunGard is required to satisfy and maintain specified facility performance ratios, financial ratios and other financial condition tests.

Future Maturities

At December 31, 2012, the contractual future maturities of debt are as follows (in millions):

	Contractual	Pro Forma for March 8, 2013 Credit Agreement Amendment
		(unaudited	)
thru 12/31
2013	$63	$80
2014 (1)	461	483
2015	8	30
2016	1,729	32
2017	1,115	656
Thereafter	3,286	5,381

(1)	Included are debt discounts of $4 million.

6. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$227	$—	$—	$227
Currency forward contracts	—	4	—	4

Total	$227	$4	$—	$231

Liabilities
Interest rate swap agreements and other	$—	$4	$—	$4

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$351	$—	$—	$351

Liabilities
Interest rate swap agreements and other	$—	$15	$—	$15

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

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) exchange rates. These INR forward contacts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from reliable, independent, third party banks, at the balance sheet date. This fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts. The fair value of the INR forward contracts was an asset of $4 million at December 31, 2012 and a liability of $3 million at December 31, 2011.

Certain assets and liabilities are measured on a non-recurring basis and, in recent years, the only asset or liability to be measured on a non-recurring basis is goodwill where a step-two test was required. In 2012, goodwill with a carrying value of $914 million was written down to a fair value of $529 million due to the recognition of a $385 million impairment loss, which is reflected in continuing operations and discussed further in Note 1.

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3
Assets
Goodwill	$—	$—	$529

In 2010, goodwill with a carrying value of $888 million was written down to a fair value of $560 million due to the recognition of a $328 million impairment loss, of which $205 million is reflected in continuing operations and $123 million is reflected in discontinued operations as discussed further in Notes 1 and 2. If the Company had not recorded the incorrect adjustment to reduce goodwill and deferred income tax liabilities in 2009, the carrying value in 2010 of goodwill related to the reporting units that incurred the goodwill impairment would have been $12 million higher, resulting in an incremental $12 million impairment charge in 2010. The incremental goodwill impairment charge was recorded in 2011.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3
Assets
Goodwill	$—	$—	$560

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of the Company’s debt, including current portion and excluding the interest rate swaps (in millions):

	December 31, 2011		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$4,472	$4,372	$3,803	$3,826
Fixed rate debt	3,357	3,454	2,859	3,023

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

7. Preferred Stock

SCCII

SCCII has preferred and common stock outstanding at December 31, 2011 and 2012. The preferred stock is non-voting and ranks senior in right of payment to the common stock. Each share of preferred stock has a liquidation preference of $100 (the initial Class P liquidation preference) plus an amount equal to the accrued and unpaid dividends accruing at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share), compounded quarterly. Holders of preferred stock are entitled to receive cumulative preferential dividends to the extent a dividend is declared by the Board of Directors of SCCII at a rate of 11.5% per year of the initial Class P liquidation preference ($100 per share) payable quarterly in arrears. The aggregate amount of cumulative but undeclared preferred stock dividends at December 31, 2011 and 2012 was $1,061 million and $595 million, respectively ($107.76 and $60.31 per share, respectively).

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

In December 2012, SunGard borrowed $720 million (see Note 5) and used the net proceeds, along with available cash, to finance a preferred stock dividend of approximately $718 million, or $72.80 per preferred share (equivalent to $3.64 per Unit, as defined in Note 9). As a result of the dividend, under the terms of various equity award agreements and the SCC and SCCII Dividend Rights Plan, SCC was required to make dividend-equivalent cash payments of up to approximately $30 million to equity award holders. Of the $30 million, approximately $6 million was paid in December 2012 and the remaining balance will be paid over approximately five years, subject to vesting of the underlying equity awards. The total dividend and dividend-equivalents paid in 2012 was $724 million. In order to affect this transaction, SDS declared a dividend of approximately $747 million through holding companies ultimately to SCCII, which in turn declared a dividend of approximately $718 million to the holders of the preferred stock and a dividend of approximately $30 million, representing the amount of the dividend-equivalent cash payments, to SCC as the sole holder of the common stock. Also as a result of the dividend, all outstanding options on Units, except for the options with an exercise price of $4.50 per Unit, were modified to reduce the exercise price by $3.64 per Unit. There was no incremental stock compensation expense as a result of the dividend.

SCC

Preferred stock of SCCII is classified as Noncontrolling interest in the equity section or temporary equity on the balance sheet of SCC.

8. Common Stock

SCC has nine classes of common stock, Class L and Class A-1 through A-8. Class L common stock has identical terms as Class A common stock except as follows:

•

Class L common stock has a liquidation preference: distributions by SCC are first allocated to Class L common stock up to its $81 per share liquidation preference plus an amount sufficient to generate a rate of return of 13.5% per annum, compounded quarterly (“Class L Liquidation Preference”). All holders of Common stock, as a single class, share in any remaining distributions pro rata based on the number of outstanding shares of Common stock; and

•

each share of Class L common stock automatically converts into Class A common stock upon an initial public offering or other registration of the Class A common stock and is convertible into Class A common stock upon a majority vote of the holders of the outstanding Class L common stock upon a change in control or other realization events. If converted, each share of Class L common stock is convertible into one share of Class A common stock plus an additional number of shares of Class A common stock determined by dividing the Class L Liquidation Preference at the date of conversion by the adjusted market value of one share of Class A common stock as set forth in the certificate of incorporation of SCC.

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

Under the Plan, awards of time-based and performance-based options have been granted to purchase “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies. Options for Units cannot be separately exercised for the individual classes of stock. Beginning in 2007, hybrid equity awards generally were granted under the Plan, which awards are composed of restricted stock units (“RSUs”) for Units in the Parent Companies and options to purchase Class A common stock in SCC. Currently, equity awards are granted for RSUs. All awards under the Plan are granted at fair market value on the date of grant.

Time-based options granted generally vest over four or five years with monthly or annual vesting depending on the timing of the grant. Performance-based options and RSUs are earned upon the attainment of certain annual or cumulative earnings goals based on Internal EBITA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) or Internal Adjusted EBITDA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense, depreciation and amortization and certain other items) targets for the Company, depending on the date of grant, during a specified performance period. For awards granted prior to May 2011, the performance period was generally five years. For awards granted after May 2011, the performance period is generally 12 or 18 months at the end of which a portion of what was earned vests and the remainder of what was earned vests monthly or annually over a period of years. Time-based and performance-based options can partially or fully vest upon a change of control and certain other termination events, subject to certain conditions, and expire ten years from the date of grant. Once vested, time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or the date that is five years (ten years for certain performance-based RSUs) after the date of grant.

During the second quarter of 2010, the Company amended the terms of all unvested performance awards outstanding with performance periods after 2010 by reducing the performance targets for those periods to the budgeted Internal EBITA for the applicable year. All 280 award holders participated in the amendments, and there was no expense recognized as a result of the modification.

The total fair value of options that vested for 2010, 2011 and 2012 was $18 million, $8 million and $4 million, respectively. The total fair value of RSUs that vested for the years 2010, 2011 and 2012 was $13 million, $22 million and $36 million, respectively. At December 31, 2011 and 2012, approximately 1.6 million and 2.5 million RSUs, respectively, were vested.

The fair value of option Units granted in each year using the Black-Scholes pricing model and related assumptions follow:

	Year ended December 31,
	2010	2011	2012
Weighted-average fair value on date of grant	$7.37	$9.76	$7.84
Assumptions used to calculate fair value:
Volatility	36%	43%	43%
Risk-free interest rate	1.9%	1.6%	0.6%
Expected term	5.0 years	5.0 years	5.0 years
Dividends	zero	zero	zero

The fair value of Class A options granted in each year using the Black-Scholes pricing model and related assumptions follow:

Year ended December 31,
2010
Weighted-average fair value on date of grant	$0.23
Assumptions used to calculate fair value:
Volatility	156%
Risk-free interest rate	2.1%
Expected term	5.0 years
Dividends	zero

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

For 2010, 2011 and 2012, the Company included stock compensation expense of $29 million, $33 million and $38 million, respectively, in sales, marketing and administration expenses (in continuing operations). In 2010 and 2011, the Company included stock compensation expense of $2 million in income (loss) from discontinued operations. At December 31, 2012, there is approximately $3 million and $63 million, respectively, of unearned non-cash stock-based compensation related to time-based options and RSUs that the Company expects to record as expense over a weighted average of 3.5 and 3.9 years, respectively. In addition, at December 31, 2012, there is approximately $6 million and $26 million, respectively, of unearned non-cash stock-based compensation related to performance-based options and RSUs that the Company could record as expense over a weighted average of 1.3 and 3.1 years, respectively, depending on the level of achievement of financial performance goals. Included in the performance award amounts above are approximately 67,000 option Units ($0.4 million), 43,000 class A options ($0.008 million) and 308,000 RSUs ($6 million) that were earned during 2010 and 2012, but that will vest monthly during 2013 through 2015. For time-based options and RSUs, compensation expense is recorded on a straight-line basis over the requisite service period of four or five years. For performance-based options and RSUs, recognition of compensation expense starts when the achievement of financial performance goals becomes probable and is recorded over the remaining service period.

The following table summarizes option/RSU activity:

	Units
	Options (in millions)	Weighted- Average Exercise Price		RSUs (in millions)	Weighted- Average Grant Date Fair Value	Class A Options (in millions)	Weighted- Average Exercise Price
Outstanding at December 31, 2009	28.0	$16.46		5.0	$21.87	12.5	$1.86
Granted	0.2	21.32		2.3	21.23	2.0	0.25
Exercised / released	(0.7)	11.94		(0.1)	22.86	—
Canceled	(1.3)	18.09		(0.8)	22.16	(2.1)	1.97

Outstanding at December 31, 2010	26.2	16.54		6.4	21.59	12.4	1.58
Granted	0.2	24.74		2.4	24.40	—
Exercised / released	(2.0)	10.39		(0.3)	21.92	—
Canceled	(4.2)	18.05		(0.9)	21.41	(2.4)	1.48

Outstanding at December 31, 2011	20.2	16.93		7.6	22.50	10.0	1.60
Granted	0.2	20.67		2.9	20.62	—
Exercised / released	(2.5)	11.11		(0.8)	21.57	—
Canceled	(1.8)	19.04		(1.6)	21.61	(3.4)	1.40

Outstanding at December 31, 2012	16.1	14.01	(1)	8.1	22.09	6.6	1.71

(1)	Weighted-average exercise price has been adjusted to reflect the reduction in the exercise price of all outstanding option units, other than options with an exercise price of $4.50 per Unit, by $3.64 per Unit at the date of the declaration of the preferred stock dividend (see Note 7).

Included in the table above are 2.0 million option Units (weighted-average exercise price of $14.82), 0.8 million RSUs (weighted-average grant-date fair value of $22.24) and 1.6 million Class A options (weighted-average exercise price of $1.90) that have not vested and for which the performance period has ended. These options and RSUs may be canceled in the future.

Shares available for grant under the 2005 plan at December 31, 2012 were approximately 28.5 million shares of Class A common stock and 3.1 million shares of Class L common stock of SunGard Capital Corp. and 1.2 million shares of preferred stock of SunGard Capital Corp. II.

The total intrinsic value of options exercised during the years 2010, 2011 and 2012 was $7 million, $25 million and $22 million, respectively.

Cash proceeds received by SCC, including proceeds received by SCCII, from exercise of stock options was $1 million, $0.3 million and $0.2 million in 2010, 2011 and 2012, respectively. Cash proceeds received by SCCII from exercise of stock options were $0.4 million in 2010, $0.08 million in 2011 and $0.04 million in 2012. Cash proceeds received by SCC, including proceeds received by SCCII, from purchases of stock were $6 million in 2011. Cash proceeds received by SCCII from purchases of stock were $3 million in 2011.

The tax benefit from options exercised during 2010, 2011 and 2012 was $2 million, $9 million and $7 million, respectively. The tax benefit from release of RSUs during 2010, 2011 and 2012 was $0.8 million, $2 million and $6 million, respectively. The tax benefit is realized by SCC since SCC files as a consolidated group which includes SCCII and SunGard.

The following table summarizes information as of December 31, 2012 concerning options for Units and Class A shares that have vested and that are expected to vest in the future:

	Vested and Expected to Vest			Exercisable
Exercise Price	Number of Options Outstanding (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Number of Options (in millions)	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
Units
$4.50	0.86	1.7	$10	0.86	1.7	$10
14.36-21.10	12.47	3.1	25	12.00	2.9	25
Class A Shares
0.21-0.44	1.94	7.0	—	1.27	6.9	—
1.41	0.49	5.9	—	0.42	5.9	—
2.22-3.06	2.31	5.3	—	2.18	5.3	—

10. Savings Plans:

The Company and its subsidiaries maintain savings and other defined contribution plans. Certain of these plans generally provide that employee contributions are matched with cash contributions by the Company subject to certain limitations including a limitation on the Company’s contributions to 4% of the employee’s compensation. Total expense for continuing operations under these plans aggregated $56 million in 2010, $61 million in 2011 and $57 million in 2012.

11. Income Taxes:

The continuing operations provision (benefit) for income taxes for 2010, 2011 and 2012 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2010	2011	2012	2010	2011	2012	2010	2011	2012
Current:
Federal	$(41)	$(24)	$(22)	$(41)	$(24)	$(22)	$(41)	$(26)	$(21)
State	3	4	9	3	4	9	3	4	9
Foreign	52	59	54	52	59	54	53	60	54

Total current	14	39	41	14	39	41	15	38	42

Deferred:
Federal	(63)	(103)	(53)	(63)	(103)	(53)	(63)	(103)	(54)
State	(8)	(39)	3	(8)	(39)	3	(8)	(39)	3
Foreign	(12)	(13)	(29)	(12)	(13)	(29)	(13)	(14)	(29)

Total deferred	(83)	(155)	(79)	(83)	(155)	(79)	(84)	(156)	(80)

Total	$(69)	$(116)	$(38)	$(69)	$(116)	$(38)	$(69)	$(118)	$(38)

Income (loss) from continuing operations before income taxes for 2010, 2011 and 2012 consisted of the following (in millions):

	SCC			SCCII			SunGard
	2010	2011	2012	2010	2011	2012	2010	2011	2012
U.S. operations	$(641)	$(341)	$(531)	$(641)	$(341)	$(531)	$(641)	$(341)	$(531)
Foreign operations	158	154	96	158	154	96	158	154	96

	$(483)	$(187)	$(435)	$(483)	$(187)	$(435)	$(483)	$(187)	$(435)

Differences between income tax expense (benefit) at the U.S. federal statutory income tax rate of 35% and the Company’s continuing operations effective income tax rate for 2010, 2011 and 2012 were as follows (in millions):

	SCC			SCCII			SunGard
	2010	2011	2012	2010	2011	2012	2010	2011	2012
Tax at federal statutory rate	$(169)	$(65)	$(152)	$(169)	$(65)	$(152)	$(169)	$(65)	$(152)
State income taxes, net of federal benefit	3	(6)	(2)	3	(6)	(2)	3	(6)	(2)
Foreign taxes, net of U.S. foreign tax credit(1)	(6)	(20)	(12)	(6)	(20)	(12)	(6)	(20)	(12)
Tax rate changes(2)	(13)	(31)	7	(13)	(31)	7	(13)	(31)	7
Nondeductible goodwill impairment charge	68	17	118	68	17	118	68	17	118
Nondeductible expenses	5	6	3	5	6	3	5	6	3
Change in uncertain tax positions(3)	—	(1)	12	—	(1)	12	—	(1)	12
Research and development credit	(2)	(3)	—	(2)	(3)	—	(2)	(3)	—
U.S. income taxes on non-U.S. unremitted earnings	45	(11)	(20)	45	(11)	(20)	45	(11)	(20)
Other, net	—	(2)	8	—	(2)	8	—	(4)	8

	$(69)	$(116)	$(38)	$(69)	$(116)	$(38)	$(69)	$(118)	$(38)

Effective income tax rate	14%	62%	9%	14%	62%	9%	14%	63%	9%

(1)	Includes foreign taxes, dividends and the rate differential between U.S. and foreign countries. Also includes a favorable adjustment in 2011 of $4 million related to foreign tax credits not previously recognized, and includes $6 million, $8 million and $6 million in 2010, 2011 and 2012, respectively, related to benefits of a temporary reduction in statutory tax rates. These temporary tax rates expire between 2012 and 2024.
(2)	During 2011, the Company determined that a 2009 adjustment was incorrect and reversed it, thereby increasing the deferred tax liability and goodwill balances. The Company recorded an income tax benefit of $35 million reflecting the amortization of the deferred income tax liability which benefit would have been reflected in the statement of comprehensive income had the 2009 adjustment not been made (see goodwill discussion in Note 1).
(3)	In 2012, the change in uncertain tax positions recorded in continuing operations was $12 million which reflects the offsetting benefits recorded in prepaid expenses and other current assets. The balance is recorded in discontinued operations.

Deferred income taxes are recorded based upon differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax credit carryforwards. Deferred income tax assets and liabilities at December 31, 2011 and 2012 consisted of the following (in millions):

	SCC		SCCII		SunGard
	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
Current:
Trade receivables	$14	$9	$14	$9	$14	$9
Accrued expenses, net	9	28	9	28	9	28
Tax credit carryforwards	55	29	55	29	55	29
Outside basis difference	(135)	—	(135)	—	(135)	—

Total current deferred income tax asset (liability)	(57)	66	(57)	66	(57)	66
Valuation allowance	(14)	(17)	(14)	(17)	(14)	(17)

Net current deferred income tax asset (liability)	(71)	49	(71)	49	(71)	49
Less: amounts classified as related to discontinued operations	(5)	—	(5)	—	(5)	—

Net current deferred income tax asset (liability)—continuing operations	$(76)	$49	$(76)	$49	$(76)	$49

Long-term:
Property and equipment	$7	$(22)	$7	$(22)	$7	$(22)
Intangible assets	(1,302)	(1,083)	(1,302)	(1,083)	(1,302)	(1,083)
Net operating loss carryforwards	111	101	111	101	111	101
Stock compensation	60	56	60	56	60	56
U.S. income taxes on non-U.S. unremitted earnings	(40)	(20)	(40)	(20)	(40)	(20)
Other, net	(8)	(17)	(8)	(17)	(2)	(10)

Total long-term deferred income tax liability	(1,172)	(985)	(1,172)	(985)	(1,166)	(978)
Valuation allowance	(52)	(48)	(52)	(48)	(52)	(48)

Net long-term deferred income tax liability	(1,224)	(1,033)	(1,224)	(1,033)	(1,218)	(1,026)
Less: amounts classified as related to discontinued operations	101	—	101	—	101	—

Net long-term deferred income tax asset (liability)—continuing operations	$(1,123)	$(1,033)	$(1,123)	$(1,033)	$(1,117)	$(1,026)

The deferred income tax assets and liabilities include amounts classified as related to discontinued operations on the face of the financial statements for the year ended December 31, 2011.

The Company recorded a $135 million deferred tax liability as of December 31, 2011 related to the book-over-tax basis difference in a Higher Education subsidiary. The deferred tax provision was reflected in discontinued operations. Upon completion of the sale of Higher Education in the first quarter of 2012, the deferred tax liability was reversed.

As of December 31, 2012 the Company has net operating loss carryforwards, the tax effect of which is $101 million, which consist of $17 million for U.S. federal income tax purposes, $22 million for U.S. state income tax purposes and $62 million for foreign income tax purposes. The tax benefit recorded for net operating losses, net of valuation allowance, is $45 million, which consists of $10 million for U.S. federal income tax purposes, $12 million for U.S. state income tax purposes and $23 million for foreign income tax purposes. These tax loss carryforwards expire through 2032 and utilization is limited in certain jurisdictions. Some foreign losses have indefinite carryforward periods.

The valuation allowances of $66 million and $65 million at December 31, 2011 and 2012, respectively, were primarily related to federal, state and foreign net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income and the reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011 and 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Foreign tax credit carryforwards of $55 million and $29 million in 2011 and 2012, respectively, can be carried forward up to 10 years and expire through 2021. No valuation allowance has been recorded against this deferred tax asset as the Company believes it will more likely than not be realized prior to its expiration.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	2010	2011	2012
Balance at beginning of year	$38	$37	$22
Additions for tax positions of prior years	17	1	22
Reductions for tax positions of prior years	(4)	(1)	—
Additions for tax positions of current year	4	2	50
Settlements for tax positions of prior years	(18)	(17)	—

Balance at end of year	$37	$22	$94

As of December 31, 2012 the Company had unrecognized tax benefits of approximately $94 million which if recognized, would favorably affect the effective tax rate. Included in prepaid and other assets are amounts that would partially offset the impact on the effective tax rate. Increases in 2012 relate primarily to state income tax related matters. Included in the balance of unrecognized tax benefits at December 31, 2012 is approximately $4 million (net of federal benefit) of accrued interest and penalties. The Company recognizes interest and penalties in income tax expense.

Tax years after 2006 remain open for examination by the Internal Revenue Service, although years 2007 and 2008 are effectively settled. The Internal Revenue Service is currently auditing tax years 2009 and 2010. In addition, tax years after 2003 remain open for audit by various state, local and foreign jurisdictions. The Company anticipates that it is reasonably possible that between $0 and $35 million of unrecognized tax benefits may be resolved within the next 12 months.

During the fourth quarter of 2012 as a result of debt refinancing activities, the Company reevaluated the earnings of all its foreign subsidiaries and those that could be expected to be permanently reinvested outside the U.S. The Company determined that certain of its foreign subsidiaries earnings are permanently reinvested. The recognition of U.S. income tax is required when earnings of the foreign subsidiaries are not considered permanently reinvested outside the U.S. As of December 31, 2011 and 2012, the Company provided a deferred income tax liability of approximately $40 million and $20 million, respectively for non-U.S. withholding and U.S. income taxes associated with the future repatriation of earnings for certain non-U.S. subsidiaries. The Company has not provided deferred taxes on approximately $100 million of undistributed earnings of non-U.S. subsidiaries at December 31, 2012. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

12. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures, which occurred during 2012 (in millions):

	Balance 12/31/2011	Expense	Paid	Other Adjustments*	Balance 12/31/2012
Workforce-related	$36	$42	$(42)	$(4)	$32
Facilities	12	12	(2)	—	22

Total	$48	$54	$(44)	$(4)	$54

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation adjustments.

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019. The $22 million of facilities reserves is included in the future minimum rentals under operating leases (see Note 15).

13. Segment Information:

The Company has three reportable segments: FS, AS and Other. FS primarily serves financial services companies through a broad range of software solutions that process their investment and trading transactions. The principal purpose of most of these systems is to automate the many detailed processes associated with trading securities, managing investment portfolios and accounting for investment assets.

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

During the fourth quarter of 2012, the Company changed its measurement for segment performance from EBITA (defined as operating income before amortization of acquisition-related intangible assets, stock compensation expense and certain other items) to segment internal adjusted EBITDA. Segment internal adjusted EBITDA, a non-GAAP measure, is defined as operating income before the following items:

•	depreciation and amortization,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

While these charges may be recurring, management excludes them in order to better analyze the segment results and evaluate the segment performance. This analysis is used extensively by management and is also used to communicate the segment results to the Company’s board of directors. While Internal Adjusted EBITDA and segment Internal Adjusted EBITDA are useful for analysis purposes, they should not be considered as alternatives to the Company’s reported GAAP results. Also, Internal Adjusted EBITDA and segment Internal Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Segment internal adjusted EBITDA is similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement for purposes of SunGard’s debt covenants. The operating results for each segment follow (in millions):

	Year ended December 31,
	2010	2011	2012
Revenue:
Financial Systems	$2,754	$2,776	$2,654
Availability Services	1,469	1,460	1,405
Other segment	214	204	204

Total operating segments’ revenue	4,437	4,440	4,263
Corporate and other	—	—	—

Total revenue	$4,437	$4,440	$4,263

Depreciation and amortization:
Financial Systems	$82	$83	$88
Availability Services	190	180	191
Other segment	6	7	7

Total operating segments’ depreciation and amortization	278	270	286
Corporate and other	—	1	1

Total depreciation and amortization	$278	$271	$287

	Year ended December 31,
	2010	2011	2012
Segment internal adjusted EBITDA and reconciliation to income (loss) from continuing operations before income taxes:
Financial Systems	$708	$720	$738
Availability Services	527	508	480
Other segment	69	63	66

Total operating segments’ internal adjusted EBITDA	1,304	1,291	1,284
Corporate and other(1)	(1,787)	(1,478)	(1,719)

Income (loss) from continuing operations before income taxes	$(483)	$(187)	$(435)

Cash paid for property, equipment and purchased software:
Financial Systems	$93	$89	$89
Availability Services	196	178	162
Other segment	8	5	7

Total operating segments’ cash paid for property, equipment and purchased software	297	272	258
Corporate and other	1	4	2

Total cash paid for property, equipment and purchased software	$298	$276	$260

(1)	The components of corporate and other are as follows:

	Year ended December 31,
	2010		2011		2012
Corporate	$(64)		$(70)		$(44)
Depreciation and amortization	(278)		(271)		(287)
Amortization of acquisition-related intangible assets	(448)		(435)		(385)
Goodwill impairment	(205)		(48)		(385)
Severance and facility closure costs	(30	)(2)	(65	)(3)	(50	)(4)
Stock compensation expense	(29)		(33)		(38)
Management fees	(16)		(12)		(14)
Other costs (included in operating income)	(30)		(20)		(7)
Interest expense, net	(636)		(521)		(427)
Loss on extinguishment of debt	(58)		(3)		(82)
Other income	7		—		—

Total Corporate and other	$(1,787)		$(1,478)		$(1,719)

(2)	Includes $13 million, $14 million and $2 million of severance in FS, AS and Other, respectively. Also, includes $1 million of lease exit costs in FS.
(3)	Includes $36 million, $9 million and $16 million of severance and executive transition costs in FS, AS and corporate, respectively. Also, includes $3 million and $1 million of lease exit costs in FS and AS, respectively.
(4)	Includes $30 million, $4 million, $2 million, and $1 million of severance in FS, AS, Other and corporate, respectively. Also, includes $12 million of lease exit costs in FS.

The total assets for each segment follow (in millions):

	December 31,
	2011	2012
Total Assets:
Financial Systems	$8,661	$6,297
Availability Services	3,793	3,300
Other segment	776	834
Corporate and Other adjustments(5)	(680)	(413)

Total Assets	$12,550	$10,018

(5)	Includes items that are eliminated in consolidation, deferred income taxes and the assets of the Company’s discontinued operations of $1,350 million in 2011.

Amortization of acquisition-related intangible assets by segment follows (in millions):

	Year ended December 31,
	2010	2011		2012
Amortization of acquisition-related intangible assets:
Financial Systems	$256	$243	(6)	$202
Availability Services	171	172		165
Other segment	20	19		17
Corporate	1	1		1

Total amortization of acquisition-related intangible assets	$448	$435		$385

(6)	Includes approximately $7 million of impairment charges related to software and customer base.

The Company’s revenue by customer location follows (in millions):

	Year ended December 31,
	2010	2011	2012
United States	$2,991	$2,828	$2,719

International:
United Kingdom	451	451	435
Continental Europe	529	626	574
Asia/Pacific	244	263	273
Canada	165	173	168
Other	57	99	94

	1,446	1,612	1,544

	$4,437	$4,440	$4,263

The Company’s property and equipment by geographic location follows (in millions):

	December 31, 2011	December 31, 2012
United States	$593	$578
International:
United Kingdom	169	162
Continental Europe	59	62
Canada	38	38
Asia/Pacific	31	31
Other	3	3

	$893	$874

14. Related Party Transactions:

SunGard is required to pay management fees to affiliates of the Sponsors in connection with management consulting services provided to SunGard and the Parent Companies. These services include financial, managerial and operational advice and implementation strategies for improving the operating, marketing and financial performance of SunGard and its subsidiaries. The management fees are equal to 1% of quarterly Adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and goodwill impairment, further adjusted to exclude unusual items and other adjustments as defined in the management agreement, and are payable quarterly in arrears. In addition, these affiliates of the Sponsors may be entitled to additional fees in connection with certain financing, acquisition, disposition and change in control transactions. For the years ended December 31, 2010, 2011 and 2012, SunGard recorded $16 million, $12 million and $14 million, respectively, relating to management fees in continuing operations in the statement of comprehensive income, of which $4 million, is included in other accrued expenses at December 31, 2011 and 2012. In addition, for the years ended December 31, 2010, 2011 and 2012, SunGard recorded $2 million, $1 million and $18 million, respectively, relating to management fees in discontinued operations in the statement of comprehensive income.

One of the Company’s Sponsors, Goldman Sachs & Co. and/or its respective affiliates, served as a joint book-running manager in connection with SunGard’s 2010 debt offering of $900 million Senior Notes due 2018 and $700 million Senior Notes due 2020. In connection with serving in such capacity, Goldman Sachs & Co. was paid $10 million for customary fees and expenses.

In March 2012, Goldman Sachs & Co. and/or its respective affiliates received fees in connection with the amendment and restatement of SunGard’s Credit Agreement, in November 2012, Goldman Sachs & Co. and/or its respective affiliates, received fees in connection with SunGard’s 2012 Senior Subordinated Notes issuance and in December 2012, Goldman Sachs & Co. and/or its respective affiliates received fees in connection with the amendment and restatement of SunGard’s Credit Agreement. In connection with these transactions, Goldman Sachs & Co. was paid approximately $3 million.

The Company’s Sponsors and/or their respective affiliates have from time to time entered into, and may continue to enter into, arrangements with SunGard to use its products and services, or for SunGard to use the Sponsors affiliates’ products and services, in the ordinary course of business, which often result in revenues or costs to SunGard in excess of $120,000 annually. These transactions are entered into at arms-length.

15. Commitments, Contingencies and Guarantees:

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

In addition, certain facility leases are subject to restoration clauses, whereby the facility may need to be restored to its original condition upon termination of the lease. There were a combined $35 million of restoration liabilities included in accrued expenses and other long term liabilities at December 31, 2012.

Future minimum rentals under operating leases with initial or remaining non-cancelable lease terms in excess of one year for continuing operations at December 31, 2012 follow (in millions):

2013	$178
2014	163
2015	132
2016	115
2017	96
Thereafter	310

$994

Rent expense from continuing operations aggregated to $232 million in 2010, $233 million in 2011 and $213 million in 2012. At December 31, 2012, the Company had unconditional purchase obligations of approximately $223 million and $36 million of outstanding letters of credit and bid bonds issued primarily as security for performance under certain customer contracts.

In the event that the management agreement described in Note 14 is terminated by the Sponsors (or their affiliates) or SunGard and its Parent Companies, the Sponsors (or their affiliates) will receive a lump sum payment equal to the present value of the annual management fees that would have been payable for the remainder of the term of the management agreement. The initial term of the management agreement is ten years, and it extends annually for one year unless the Sponsors (or their affiliates) or SunGard and its Parent Companies provide notice to the other. The initial ten year term expires August 11, 2015.

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

The Company evaluates, on a regular basis, developments in its legal matters. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. At December 31, 2012, the Company has not accrued for any outstanding patent infringement, indemnification or other legal matters.

In its outstanding legal matters for which it has not made an accrual, but for which it is reasonably possible that a loss may occur, the Company is unable to estimate a range of loss due to various reasons, including, among others: (1) that the proceedings are in early stages, (2) that there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) that there are significant factual issues to be resolved, and (4) that there are novel legal issues presented. Such legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. Based on current knowledge, the Company believes that the final outcome of the matters discussed above will not, individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. While the Company intends to vigorously defend these matters, in light of the uncertainties involved in such matters, there exists the possibility of adverse outcomes, and the final outcome of a particular matter could have a material adverse effect on results of operations or cash flows in a particular period.

The Company has recorded a reserve for unrecognized tax benefits for certain matters. Also, the Company is under examination in various federal, state and local and foreign jurisdictions related to income and non-income tax matters. Based on current knowledge, the Company believes that resolution of these matters, giving recognition to the reserve for unrecognized tax benefits, will not have a materially adverse impact on its business, consolidated financial position, results of operations or cash flows.

16. Quarterly Financial Data (unaudited):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2011
Revenue	$1,073	$1,116	$1,097		$1,154
Gross profit (1)	591	647	632		722
Income (loss) before income taxes	(89)	(50)	(66)		18	(3)
Income (loss) from continuing operations (SCC)	(78)	(30)	(40)		77	(3)
Income (loss) from continuing operations (SunGard & SCCII)	(78)	(30)	(40)		79	(3)
Income (loss) from discontinued operations	55	(43)	(107	)(2)	15
Net income (loss) (SCC & SCCII)	(23)	(73)	(147	)(2)	92	(3)
Net income (loss) (SunGard)	(23)	(73)	(147	)(2)	94	(3)
Net loss attributable to SCC	(77)	(128)	(204	)(2)	33	(3)
2012
Revenue	$1,024	$1,072	$1,035		$1,132
Gross profit (1)	567	638	605		713
Income (loss) before income taxes	(83)	(32)	(380	)(5)	60
Income (loss) from continuing operations	(76)	(8)	(367	)(5)	54
Income (loss) from discontinued operations	311 (4)	—	5		15
Net income (loss)	235 (4)	(8)	(362	)(5)	69	(6)
Net loss attributable to SCC	173 (4)	(68)	(426	)(5)	4	(6)

(1)	Gross profit equals revenue less cost of sales and direct operating expenses (excluding depreciation).

(2)	Includes a $133 million deferred income tax expense related to the book-over-tax basis difference of a HE subsidiary that was classified as discontinued operations.

(3)	Includes a $48 million goodwill impairment charge related to the correction in 2011 of an incorrect adjustment in 2009 to reduce goodwill and deferred income tax liabilities (see Notes 1 and 6).

(4)	Includes a pre-tax gain on sale of HE of $563 million.

(5)	Includes a pre-tax goodwill impairment charge of $385 million.

(6)	Includes reversal of $20 million of income taxes on non-U.S. unremitted earnings, and a $6 million benefit relating to the correction of accrued and deferred income taxes.

17. Supplemental Cash Flow Information:

Supplemental cash flow information for 2010, 2011 and 2012 follows (in millions):

	Year ended December 31,
	2010	2011	2012
Supplemental information:
Interest paid	$639	$496	$444

Income taxes paid, net of refunds of $64 million, $58 million and $8 million	$43	$37	$482 (1)

Acquired businesses:
Property and equipment	$5	$1	$—
Software products	21	21	12
Customer base	27	12	12
Goodwill	25	6	28
Other intangible assets	8	—	1
Deferred income taxes	(5)	(5)	(3)
Purchase price obligations and debt assumed	(2)	(1)	1
Net current assets (liabilities) assumed	3	1	(11)

Cash paid for acquired businesses, net of cash acquired of $10 and $4 and $2 million, respectively	$82	$35	$40

(1)	Approximately $400 million is related to the sale of HE and the income tax provision was included in discontinued operations.

18. Supplemental Guarantor Condensed Consolidating Financial Statements:

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2011 and 2012, and for the years ended December 31, 2010, 2011 and 2012 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$529		$(15)		$353	$—	$867
Intercompany balances (c)	—		4,516		731	(5,247)	—
Trade receivables, net	2		603	(a)	329	—	934
Prepaid expenses, taxes and other current assets	1,090		125		271	(1,156)	330
Assets related to discontinued operations	—		1,315		37	(2)	1,350

Total current assets	1,621		6,544		1,721	(6,405)	3,481
Property and equipment, net	—		588		305	—	893
Intangible assets, net	120		2,701		470	—	3,291
Deferred income taxes	34		—		—	(34)	—
Intercompany balances	250		1		—	(251)	—
Goodwill	—		3,784		1,101	—	4,885
Investment in subsidiaries	12,673		2,253		—	(14,926)	—

Total Assets	$14,698		$15,871		$3,597	$(21,616)	$12,550

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$—		$3		$7	$—	$10
Intercompany balances (c)	5,247		—		—	(5,247)	—
Accounts payable and other current liabilities	296		1,821		860	(1,156)	1,821
Liabilities related to discontinued operations	—		219		27	—	246

Total current liabilities	5,543		2,043		894	(6,403)	2,077
Long-term debt	7,612		2		205	—	7,819
Intercompany debt	82		19		267	(368)	—
Deferred and other income taxes	—	(b)	1,085		66	(34)	1,117
Other long-term liabilities	—		49		27	—	76

Total liabilities	13,237		3,198		1,459	(6,805)	11,089

Total stockholder’s equity	1,461		12,673		2,138	(14,811)	1,461

Total Liabilities and Stockholder’s Equity	$14,698		$15,871		$3,597	$(21,616)	$12,550

(a)	This balance is primarily comprised of a receivable from the Company’s Accounts Receivable Financing subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.
(b)	During 2012, the Company identified that it had misclassified a deferred tax liability of $371 million between Parent (SunGard) and a guarantor subsidiary. The Company assessed the materiality of the misclassification and concluded it was immaterial. The December 31, 2011 presentation has been revised herein to reflect the correct presentation. The misclassification had no impact on the consolidated financial statements.
(c)	Certain intercompany balances have been revised to reclassify amounts previously presented as negative assets as liabilities within the Parent Company and Non-Guarantor Subsidiaries. The impact to the Parent Company was to reclassify a negative balance of $5,247 million from Current Assets to Current Liabilities. The impact to the Non-Guarantor Subsidiaries was to reclassify a negative balance of $251 million from Long Term Assets to Long Term Liabilities. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Balance Sheet for any period.

	Supplemental Condensed Consolidating Balance Sheet
(in millions)	December 31, 2012
	Parent Company	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$220	$(3)		$329	$—	$546
Intercompany balances	—	2,457		742	(3,199)	—
Trade receivables, net	3	566	(a)	331	—	900
Prepaid expenses, taxes and other current assets	1,312	70		89	(1,241)	230
Assets related to discontinued operations	—	—		—	—	—

Total current assets	1,535	3,090		1,491	(4,440)	1,676
Property and equipment, net	—	574		300	—	874
Intangible assets, net	112	2,413		404	—	2,929
Deferred income taxes	39	—		—	(39)	—
Intercompany balances	254	7		76	(337)	—
Goodwill	—	3,470		1,069	—	4,539
Investment in subsidiaries	8,620	2,101		—	(10,721)	—

Total Assets	$10,560	$11,655		$3,340	$(15,537)	$10,018

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$57	$—		$6	$—	$63
Intercompany balances	3,199	—		—	(3,199)	—
Accounts payable and other current liabilities	70	1,983		632	(1,241)	1,444
Liabilities related to discontinued operations	—	—		—	—	—

Total current liabilities	3,326	1,983		638	(4,440)	1,507
Long-term debt	6,343	2		254	—	6,599
Intercompany debt	83	—		254	(337)	—
Deferred and other income taxes	92	1,000		67	(39)	1,120
Other long-term liabilities	—	50		26	—	76

Total liabilities	9,844	3,035		1,239	(4,816)	9,302

Total stockholder’s equity	716	8,620		2,101	(10,721)	716

Total Liabilities and Stockholder’s Equity	$10,560	$11,655		$3,340	$(15,537)	$10,018

(a)	This balance is primarily comprised of a receivable from the Company’s Accounts Receivable Financing subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $250 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income
(in millions)	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,985	$1,832	$(380)	$4,437

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	109	2,103	1,470	(380)	3,302
Depreciation and amortization	—	193	85	—	278
Amortization of acquisition-related intangible assets	1	373	74	—	448
Goodwill impairment charges	—	205	—	—	205

Total costs and expenses	110	2,874	1,629	(380)	4,233

Operating income (loss)	(110)	111	203	—	204
Net interest income (expense)	(591)	(2)	(43)	—	(636)
Equity in earnings of unconsolidated subsidiaries (d)	(84)	(109)	—	193	—
Other income (expense)	(57)	3	3	—	(51)

Income (loss) from continuing operations before income taxes	(842)	3	163	193	(483)
Benefit from (provision for) income taxes	272	(117)	(86)	—	69

Income (loss) from continuing operations	(570)	(114)	77	193	(414)
Income (loss) from discontinued operations, net of tax	—	30	(186)	—	(156)

Net income (loss)	$(570)	$(84)	$(109)	$193	$(570)

Comprehensive income (loss)	$(478)	$(27)	$(47)	$74	$(478)

(d)	The Supplemental Condensed Consolidating Schedule of Comprehensive Income for Parent Company and Guarantor Subsidiaries for 2011 and 2010 have been revised to present all equity in earnings of unconsolidated subsidiaries in a single caption within Other income (expense). The portion of equity in earnings of unconsolidated subsidiaries which related to the investees income (loss) from discontinued operations had previously been presented separately in the Income (loss) from discontinued operations, net of tax caption for the Parent Company and Guarantor Subsidiaries. This revision has also been reflected in the Net income (loss) and Income (loss) from discontinued operations captions in the Supplemental Condensed Consolidating Schedule of Cash Flows for Parent Company and Guarantor Subsidiaries for the same periods.

While these revisions have no impact on the previously reported Net Income or total cash flows from operations of the Parent Company or Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Parent Company in 2010, Equity in earnings of unconsolidated subsidiaries changed from $72 million to $(84) million; Income (loss) from continuing operations changed from $(414) million to $(570) million; and Income (loss) from discontinued operations, net of tax changed from $(156) million to zero. For the Guarantor Subsidiaries in 2010, Equity in earnings of unconsolidated subsidiaries changed from $77 million to $(109) million; Income (loss) from continuing operations changed from $72 million to $(114) million; and Income (loss) from discontinued operations, net of tax changed from $(156) million to $30 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Schedule of Comprehensive Income or the Supplemental Condensed Consolidating Schedule of Cash Flows for any period.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income
(in millions)	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,986	$1,876	$(422)	$4,440

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	132	2,170	1,469	(422)	3,349
Depreciation and amortization	—	183	88	—	271
Amortization of acquisition-related intangible assets	1	348	86	—	435
Goodwill impairment charges	—	48	—	—	48

Total costs and expenses	133	2,749	1,643	(422)	4,103

Operating income (loss)	(133)	237	233	—	337
Net interest income (expense)	(489)	(1)	(31)	—	(521)
Equity in earnings of unconsolidated subsidiaries (d)	384	121	—	(505)	—
Other income (expense)	4	—	(7)	—	(3)

Income (loss) from continuing operations before income taxes	(234)	357	195	(505)	(187)
Benefit from (provision for) income taxes	220	(33)	(69)	—	118

Income (loss) from continuing operations	(14)	324	126	(505)	(69)
Income (loss) from discontinued operations, net of tax	(135)	60	(5)	—	(80)

Net income (loss)	$(149)	$384	$121	$(505)	$(149)

Comprehensive income (loss)	$(166)	$392	$128	$(520)	$(166)

(d)	The Supplemental Condensed Consolidating Schedule of Comprehensive Income for Parent Company and Guarantor Subsidiaries for 2011 and 2010 have been revised to present all equity in earnings of unconsolidated subsidiaries in a single caption within Other income (expense). The portion of equity in earnings of unconsolidated subsidiaries which related to the investees income (loss) from discontinued operations had previously been presented separately in the Income (loss) from discontinued operations, net of tax caption for the Parent Company and Guarantor Subsidiaries. This revision has also been reflected in the Net income (loss) and Income (loss) from discontinued operations captions in the Supplemental Condensed Consolidating Schedule of Cash Flows for Parent Company and Guarantor Subsidiaries for the same periods.

While these revisions have no impact on the previously reported Net Income or total cash flows from operations of the Parent Company or Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Parent Company in 2011, Equity in earnings of unconsolidated subsidiaries changed from $325 million to $384 million; Income (loss) from continuing operations has changed from $(73) million to $(14) million; and Income (loss) from discontinued operations, net of tax changed from $(76) million to $(135) million. For the Guarantor Subsidiaries in 2011, Equity in earnings of unconsolidated subsidiaries changed from $122 million to $121 million; Income (loss) from continuing operations changed from $325 million to $324 million; and Income (loss) from discontinued operations, net of tax changed from $59 million to $60 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Schedule of Comprehensive Income or the Supplemental Condensed Consolidating Schedule of Cash Flows for any period.

	Supplemental Condensed Consolidating Schedule of Comprehensive Income
(in millions)	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$2,929	$1,704	$(370)	$4,263

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	80	2,094	1,328	(370)	3,132
Depreciation and amortization	—	193	94	—	287
Amortization of acquisition-related intangible assets	1	317	67	—	385
Goodwill impairment charges	—	385	—	—	385

Total costs and expenses	81	2,989	1,489	(370)	4,189

Operating income (loss)	(81)	(60)	215	—	74
Net interest income (expense)	(398)	(1)	(28)	—	(427)
Equity in earnings of unconsolidated subsidiaries	71	132	—	(203)	—
Other income (expense)	(82)	(1)	1	—	(82)

Income (loss) from continuing operations before income taxes	(490)	70	188	(203)	(435)
Benefit from (provision for) income taxes	199	(101)	(60)	—	38

Income (loss) from continuing operations	(291)	(31)	128	(203)	(397)
Income (loss) from discontinued operations, net of tax	225	102	4	—	331

Net income (loss)	$(66)	$71	$132	$(203)	$(66)

Comprehensive income (loss)	$(23)	$100	$157	$(257)	$(23)

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Year ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(570)	$(84)	$(109)	$193	$(570)
Income (loss) from discontinued operations	—	30	(186)	—	(156)

Income (loss) from continuing operations	(570)	(114)	77	193	(414)
Non cash adjustments	207	783	183	(193)	980
Changes in operating assets and liabilities	(317)	364	(12)	—	35

Cash flow from (used in) continuing operations	(680)	1,033	248	—	601
Cash flow from (used in) discontinued operations	—	112	8	—	120

Cash flow from (used in) operations	(680)	1,145	256	—	721
Investment activities:
Intercompany cash transactions	707	(737)	30	—	—
Cash paid for acquired businesses, net of cash acquired	—	(82)	—	—	(82)
Cash paid for property and equipment and software	(1)	(207)	(90)	—	(298)
Other investing activities	(2)	9	(3)	—	4

Cash provided by (used in) continuing operations	704	(1,017)	(63)	—	(376)
Cash provided by (used in) discontinued operations	253	(112)	(25)	—	116

Cash provided by (used in) investment activities	957	(1,129)	(88)	—	(260)
Financing activities:
Intercompany dividends of HE sale proceeds	—	—	—	—	—
Net repayments of long-term debt	(171)	(6)	(114)	—	(291)
Premium paid to retire debt	(41)	—	—	—	(41)
Other financing activities	(12)	—	—	—	(12)

Cash provided by (used in) continuing operations	(224)	(6)	(114)	—	(344)

Cash provided by (used in) financing activities	(224)	(6)	(114)	—	(344)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	53	10	51	—	114
Beginning cash and cash equivalents	126	(9)	547	—	664

Ending cash and cash equivalents	$179	$1	$598	$—	$778

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Year ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(149)	$384	$121	$(505)	$(149)
Income (loss) from discontinued operations	(135)	60	(5)	—	(80)

Income (loss) from continuing operations	(14)	324	126	(505)	(69)
Non cash adjustments	(320)	336	155	505	676
Changes in operating assets and liabilities	(181)	151	29	—	(1)

Cash flow from (used in) continuing operations	(515)	811	310	—	606
Cash flow from (used in) discontinued operations	(1)	77	(4)	—	72

Cash flow from (used in) operations	(516)	888	306	—	678
Investment activities:
Intercompany cash transactions	822	(628)	(194)	—	—
Cash paid for acquired businesses, net of cash acquired	—	(14)	(21)	—	(35)
Cash paid for property and equipment and software	—	(189)	(87)	—	(276)
Other investing activities	(4)	1	(1)	—	(4)

Cash provided by (used in) continuing operations	818	(830)	(303)	—	(315)
Cash provided by (used in) discontinued operations	68	(74)	(5)	—	(11)

Cash provided by (used in) investment activities	886	(904)	(308)	—	(326)
Financing activities:
Intercompany dividends of HE sale proceeds	—	—	—	—	—
Net repayments of long-term debt	(5)	—	(233)	—	(238)
Premium paid to retire debt	—	—	—	—	—
Other financing activities	(15)	—	—	—	(15)

Cash provided by (used in) continuing operations	(20)	—	(233)	—	(253)

Cash provided by (used in) financing activities	(20)	—	(233)	—	(253)
Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	350	(16)	(239)	—	95
Beginning cash and cash equivalents	179	1	598	—	778

Ending cash and cash equivalents	$529	$(15)	$359	$—	$873

	Supplemental Condensed Consolidating Schedule of Cash Flows
(in millions)	Year ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(66)	$71	$132	$(203)	$(66)
Income (loss) from discontinued operations	225	102	4	—	331

Income (loss) from continuing operations	(291)	(31)	128	(203)	(397)
Non cash adjustments	72	711	146	203	1,132
Changes in operating assets and liabilities	(257)	163	4	—	(90)

Cash flow from (used in) continuing operations	(476)	843	278	—	645
Cash flow from (used in) discontinued operations	(405)	4	—	—	(401)

Cash flow from (used in) operations	(881)	847	278	—	244
Investment activities:
Intercompany cash transactions(e)	2,658	(595)	(292)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	(31)	(9)	—	(40)
Cash paid for property and equipment and software	—	(180)	(80)	—	(260)
Other investing activities	(1)	—	4	—	3

Cash provided by (used in) continuing operations	2,657	(806)	(377)	(1,771)	(297)
Cash provided by (used in) discontinued operations	—	1,744	14	—	1,758

Cash provided by (used in) investment activities	2,657	938	(363)	(1,771)	1,461
Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Net repayments of long-term debt	(1,277)	(2)	48	—	(1,231)
Dividends paid	(724)	—	—	—	(724)
Premium paid to retire debt	(48)	—	—	—	(48)
Other financing activities	(36)	—	—	—	(36)

Cash provided by (used in) continuing operations	(2,085)	(1,773)	48	1,771	(2,039)

Cash provided by (used in) financing activities	(2,085)	(1,773)	48	1,771	(2,039)
Effect of exchange rate changes on cash	—	—	7	—	7

Increase (decrease) in cash and cash equivalents	(309)	12	(30)	—	(327)
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$220	$(3)	$329	$—	$546

(e)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital, including the cash dividend of $1.8 billion from Guarantor Subsidiaries to Parent in connection with the sale of our Higher Education business. Additionally, during 2012, the company settled $2.5 billion of inter-company balances through a series of non-cash dividend and return of capital transactions. These settlements reduced inter-company payable or receivable balances between Parent Company and Guarantor Subsidiaries, with a related increase or decrease in investment in subsidiary or equity accounts and, therefore, these transactions are not reflected in the Supplemental Condensed Consolidating Schedule of Cash Flows presented above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports with respect to the Company which appear herein.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of the December 31, 2011 year-end tax provision and management’s evaluation of its disclosure controls and procedures, management concluded that as of December 31, 2011, its disclosure controls and procedures were not effective and that the Company had a material weakness in internal control over financial reporting related to accounting for deferred income taxes. The material weakness was caused principally by inadequate staffing and technical expertise in key positions related to accounting for deferred income taxes. As a result, management determined that its processes and procedures over accounting for deferred income taxes were not adequate and sustainable for the Company’s size and complexity.

To remediate the material weakness and improve its internal control over financial reporting related to accounting for deferred income taxes, the Company with oversight from its Audit Committee implemented a number of measures. Specifically, the Company hired a new Vice President of Tax, effective June 1, 2012, and several additional qualified tax personnel joined the Company in 2012. The Company also reviewed all areas of the tax accounting process, including deferred income taxes; strengthened controls; increased the level of certain income tax review activities during the financial close process; and enhanced reporting tools in its existing systems to improve the quality of data used in the analysis of deferred income tax accounts and related disclosures. As a result of these measures, management has concluded that it has remediated the material weakness related to accounting for deferred income taxes as of December 31, 2012.

(c)	Change in Internal Control over Financial Reporting

Other than changes related to the remediation of the material weakness in accounting for deferred income taxes, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the recently enacted Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”) added section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requiring a public reporting issuer to disclose in its periodic reports whether it or any of its affiliates have knowingly engaged in specified activities, transactions or dealings relating to Iran or with certain designated parties. Issuers must also file a notice with the SEC that such activities have been disclosed, which notice will be posted on the SEC website and sent to the U.S. President and certain U.S. Congressional committees. In some circumstances, the U.S. President is then required to investigate the information reported and determine whether sanctions should be imposed.

Pursuant to Section 13(r)(1)(D)(i) of the Exchange Act, we note that during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank’s local UK data. The gross revenue and net profits attributable to these activities in 2012 was £16,300 and approximately £5,700, respectively. During 2012, no disaster or unplanned event occurred causing Bank Saderat PLC to make use of our recovery facilities in London, but Bank Saderat PLC did perform annual testing on-site. Our subsidiary has terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.

Additionally, because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that affiliates of two of our Sponsors, KKR & Co. L.P. and The Blackstone Group L.P., have included information in their respective Annual Reports on Form 10-K, as required by Section 219 of the ITRSHRA and Section 13(r) of the Exchange Act, regarding activities of their respective portfolio companies. These disclosures are reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in those filings. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below.

Name	Age	Principal Position with SunGard Data Systems Inc.
Executive Officers
Regina Brab	54	Senior Vice President–Human Resources and Chief Human Resources Officer
Anthony Calenda	45	Senior Vice President–Corporate Development and Strategy
Vincent R. Coppola	56	Senior Vice President, Global Business Services and Technology
Harold C. Finders	57	Chief Executive Officer, Financial Systems
Russell P. Fradin	57	President, Chief Executive Officer and Director
Karen M. Mullane	48	Vice President and Controller
Charles J. Neral	54	Senior Vice President–Finance and Chief Financial Officer
Victoria E. Silbey	49	Senior Vice President–Legal and Chief Legal Officer
Andrew A. Stern	55	Chief Executive Officer, Availability Services
Brian A. Traquair	56	President, Capital Markets Group

Directors
Martin Brand	38	Director
Christopher Gordon	40	Director
James H. Greene, Jr.	62	Director
Glenn H. Hutchins	57	Chairman of the Board of Directors
John Marren	50	Director
Sanjeev Mehra	54	Director
Davis Noell	34	Director

Ms. Brab has been Senior Vice President–Human Resources and Chief Human Resources Officer since January 2013. Prior to joining SunGard, from 1990 to January 2013, Ms. Brab held various senior positions at Aon Hewitt, a global provider of human resources consulting and outsourcing solutions and a business unit of Aon Corporation, most recently as Senior Partner and East Region Managing Director.

Mr. Calenda has been Senior Vice President–Corporate Development and Strategy since July 2012. From 2011 to July 2012, Mr. Calenda was Vice President, Corporate Development, Enterprise Growth at American Express, a global financial services company. From 2010 to 2011, Mr. Calenda was Managing Director at Macquarie Holdings, a global provider of banking, financial, advisory, investment and funds management services, and in 2009 he was Director, Corporate Development at CME Group, a derivatives marketplace. From 1988 to 2008, Mr. Calenda held various roles at Citigroup, most recently Managing Director of Strategy and M&A.

Mr. Coppola has been Senior Vice President, Global Business Services and Technology since December 2011 and Senior Vice President–Operations, Financial Systems from August to December 2011. Prior to joining SunGard, Mr. Coppola held senior positions at Hewitt Associates, a global provider of human resources consulting and outsourcing solutions, including as Global Chief Operating Officer, Consulting during 2012, and as Senior Vice President–Global Business Services & Technology from 2008 to 2010. From 1983 to 2007, he held various senior executive positions with Automatic Data Processing, Inc., a provider of benefits and payroll processing services.

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

Mr. Fradin has been Chief Executive Officer, President and a director since 2011. From 2010 to 2011, Mr. Fradin was chairman and chief executive officer of Aon Hewitt, a global provider of human resources consulting and outsourcing solutions and a business unit of Aon Corporation, and from 2006 to 2010, Mr. Fradin was chief executive officer of Hewitt Associates. Mr. Fradin was President and Chief Executive Officer of The BISYS Group, Inc., a provider of outsourcing solutions for the financial services sector, from 2004 to 2006, and from 1997 to 2004 he held various senior executive positions with Automatic Data Processing, Inc., a provider of benefits and payroll processing services.

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

Mr. Neral has been Senior Vice President—Finance and Chief Financial Officer since July 2012. Prior to joining SunGard, Mr. Neral served as Senior Vice President & Chief Financial Officer from 2009 to 2012 at SafeNet, Inc., a cyber-security company. From 2004 to 2009 he served as Vice President, Finance of IBM’s worldwide software business and from 1981 to 2004 he served in a variety of financial roles across IBM’s Sales, Server and Global Services organizations, including executive roles in Asia Pacific and at IBM headquarters.

Ms. Silbey has been Senior Vice President—Legal since 2006, Chief Legal Officer since 2011, General Counsel from 2006 to 2011 and Vice President—Legal and General Counsel from 2005 to 2006. From 1997 to 2005, Ms. Silbey held various legal positions with us, including Vice President—Legal and Assistant General Counsel from 2004 to 2005. From 1991 to 1997, she was a lawyer with Morgan, Lewis & Bockius LLP, Philadelphia. Ms. Silbey is a director and officer of most of our domestic and foreign subsidiaries.

Mr. Stern has been Chief Executive Officer, SunGard Availability Services since 2010. Mr. Stern held various senior positions with USinternetworking, Inc. (acquired by AT&T in 2006), including Chief Executive Officer from 2000 to 2008, Chairman from 2002 to 2006, Chief Operating Officer from 1999 to 2000 and Executive Vice President and Chief Financial Officer from 1998 to 1999. Previously, he served as Executive Vice President, Strategy and Reinsurance Operations at USF&G.

Mr. Traquair has been President, Capital Markets Group since January 2012 and President, Capital Markets and Investment Banking from 2007 to 2011 and President, Securities Finance from 2001 to 2007. Mr. Traquair was in a management position at Loanet, a company we acquired in 2001, and prior to Loanet, he held various management positions at IP Sharp Associates, Reuters and Instinet.

Mr. Brand has been a director since November 2012. Mr. Brand is a Managing Director in the Private Equity Group of The Blackstone Group, which he joined in 2003. Mr. Brand was a consultant with McKinsey & Company in London from 2000 to 2001 and from 1998 to 2000 he was a derivatives trader with the Fixed Income, Currency and Commodities division of Goldman, Sachs & Co. in New York and Tokyo. Mr. Brand currently serves on the Boards of Directors of Bayview Financial, L.P., Exeter Finance Corp., Knight Capital Group, Inc., Orbitz Worldwide, Inc., Travelport Limited and PBF Energy Inc., and previously served on the Board of Directors of Performance Food Group.

Mr. Gordon has been a director since November 2012. Mr. Gordon is a Managing Director of Bain Capital Partners, LLC and joined the firm in 1997. Prior to joining Bain Capital, Mr. Gordon was a consultant at Bain & Company. Mr. Gordon currently serves on the Board of Directors of Accellent Inc., Air Medical Group Holdings, Inc., CRC Health Corporation, HCA Holdings, Inc., Physio-Control, Inc. and Quintiles Transnational Corp.

Mr. Greene has been a Director since 2005. Mr. Greene joined Kohlberg Kravis Roberts & Co. LP, a global alternative asset management firm (“KKR”), in 1986 and was a General Partner of KKR from 1993 until 1996, when he became a member of KKR & Co. L.L.C. until October 2009. From October 2009 until January 2013, Mr. Greene was a member of KKR Management, LLC, which is the general partner of KKR & Co. L.P. Mr. Greene is currently an advisory partner for KKR. Mr. Greene serves on the Board of Directors of Aricent Inc., Capital Safety, Capsugel, TASC, Inc. and Western New York Energy, LLC and previously served on the Board of Directors of Accuride Corporation, Alliance Imaging, Inc., Avago Technologies, Inc., Nuvox, Inc., Sun Microsystems, Inc. and Zhone Technologies, Inc.

Mr. Hutchins has been Chairman of the Boards of Directors since 2005. Mr. Hutchins is a co-founder and Managing Director of Silver Lake, a technology investment firm that was established in 1999 and was Co-Chief Executive until 2011. Mr. Hutchins serves on the Board of Directors of The Nasdaq OMX Group, Inc.

Mr. Marren has been a Director since 2005. Mr. Marren joined TPG Capital, a private equity firm, in 2000 as a partner and leads the firm’s technology team. From 1996 to 2000, he was a Managing Director at Morgan Stanley. From 1992 to 1996, he was a Managing Director and Senior Semiconductor Research Analyst at Alex Brown & Sons. Mr. Marren currently serves on the Board of Directors of Avaya Inc. and Freescale Semiconductor Inc. and previously served on the Board of Directors of Alltel Corporation, Conexant Systems Inc., MEMC Electronic Materials, Inc. and ON Semiconductor Corporation.

Mr. Mehra has been a Director since 2005. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.’s Principal Investment Area of its Merchant Banking Division since 1996. He serves on the Boards of Directors of ARAMARK Corporation, Interline Brands Inc., KAR Auction Services, Inc., Sigma Electric, Max India Limited and TVS Logistics Services Limited, and previously served on the Board of Directors of Adam Aircraft Industries, Inc., Burger King Holdings, Inc., First Aviation Services, Inc., Hawker Beechcraft, Inc., Hexcel Corporation, Madison River Telephone Company, LLC and Nalco Holding Company.

Mr. Noell has been a Director since October 2012. Mr. Noell is a Principal of Providence Equity L.L.C., an affiliate of the Providence Equity Funds. Prior to joining Providence in 2003, Mr. Noell was an analyst in Deutsche Bank’s media investment banking group. Mr. Noell currently serves on the Boards of Directors of Altegrity Inc., The Chernin Group, LLC, GLM LLC and Stream Global Services, Inc., and previously served on the Board of Directors of eTelecare Global Solutions, Inc.

Prior to November 7, 2012, the Amended and Restated Certificate of Incorporation of SCC was structured to permit the holders of specific classes of Class A common stock representing funds affiliated with each Sponsor group to elect separate directors and also allowed for the holders of all outstanding common stock to elect additional directors. Also prior to November 7, 2012, the Principal Investor Agreement dated August 10, 2005 by and among the four parent companies and the Sponsors further contained agreements among the parties with respect to the election of our directors. Each Sponsor was entitled to elect one representative to the Board of Directors of SCC, which would then cause the Board of Directors or Managers, as applicable, of the other three parent companies and of SunGard to consist of the same members (together, the Boards of Directors of SCC, SCCII and SunGard are referred to as the “Boards”). In accordance with both the Amended and Restated Certificate of Incorporation of SCC and the Principal Investor Agreement, each of Messrs. Greene, Hutchins, Marren and Mehra have been elected to the Boards as directors annually since 2005, and Mr. Noell was elected to the Boards as a director in October 2012.

On November 7, 2012, SCC filed a Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”) removing the specific class rights to elect directors of SCC associated with Class A-1 through Class A-7 of SCC’s common stock and making certain other amendments incidental thereto. Additionally, as of November 7, 2012, the Stockholders Agreement dated August 10, 2005 by and among the four parent companies, SunGard, the Sponsors and other stockholders was amended and restated primarily to give each Sponsor the right to nominate one director and to require each Sponsor to vote its shares to elect each

Sponsor-designated nominee. Each of the Principal Investor Agreement and the Participation Agreement were amended to make certain amendments incidental to the foregoing. In accordance with the Amended and Restated Stockholders Agreement, Messrs. Brand and Gordon were elected to the Boards as directors in November 2012.

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

The Boards have determined that Mr. Marren qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the SEC. Mr. Marren may not be considered an independent director because of his affiliation with TPG, the affiliated funds of which hold a 13.59% equity interest in our Parent Companies.

Our Global Business Conduct and Compliance Program is applicable to our directors and employees, including the chief executive officer, chief financial officer and controller. The Global Business Conduct and Compliance Program is available on our website at www.sungard.com/aboutsungard/corporateresponsibility/governance. A free copy of our Global Business Conduct and Compliance Program may be requested from: SunGard Data Systems Inc., attention Chief Compliance Officer, 680 East Swedesford Road, Wayne, PA 19087.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that all reportable transaction were reported, the Company believes that all Section 16(a) filing requirements were timely met during 2012, except that Form 4s were filed for a former executive officer, Kathleen Weslock, on June 28, 2012 with respect to a sale of shares on June 20, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2012 to our chief executive officer (principal executive officer), chief financial officer (principal financial officer), former chief financial officer, and three other executive officers who were the most highly compensated executive officers in fiscal year 2012. We refer to these six executive officers as our “named executives.”

The primary focus of our compensation philosophy is to pay for performance. We believe our programs are effectively designed and align well with the interests of our stockholders and are instrumental to achieving our business strategy.

Highlighted below are some of the key actions and decisions with respect to our executive compensation programs for fiscal 2012 as approved by the Compensation Committee:

•	Our executive compensation is tightly linked with performance.

•

The Compensation Committee adopted, and subsequently amended and restated on November 15, 2012, the “SunGard Annual Incentive Plan,” which covers the performance-based executive incentive compensation (“EIC”) program. The design and administration of the plan was evaluated and changed to place more emphasis on pay for performance elements of both financial and individual objectives of our executives.

•

As with past years, the Compensation Committee approved EIC plans by which the named executives were eligible to earn cash incentive compensation based upon achievement of specific financial objectives for 2012 that are designed to challenge the named executives to high performance. In prior years, Internal EBITA had been the sole financial measure for our corporate-level senior executives. In 2012, EIC included EBITA, revenue, sales targets as well as individual objectives. This change was designed to bring focus to both growth and planning for the future.

•

Individual EIC bonuses were capped at 2.0 times the target EIC bonus for our corporate-level senior executives and at no higher than 3.0 times the target EIC bonus for our segment-level senior executives.

•

We evaluated risks associated with our compensation programs. As described below under the “Risk Considerations in Our Compensation Programs,” we concluded that our compensation policies and practices for 2012 do not create risks that are reasonably likely to have a material adverse effect on the Company.

Administration of Our Compensation Program

Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates under a written charter adopted by our Boards and has responsibility for discharging the responsibilities of the Boards relating to the compensation of the Company’s executive officers and related duties. Management, including our chief executive officer, or CEO, evaluates a number of factors in developing cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. Following this review and in consultation with management, our CEO makes compensation recommendations for our executive officers, including the CEO, to the Compensation Committee based on his evaluation of each officer’s performance, expectations for the coming year and market compensation data. The Compensation Committee reviews these proposals and makes all final compensation decisions for these officers by exercising its discretion in accepting, modifying or rejecting any management recommendations, including any recommendations from our CEO.

In November 2012, in connection with various changes in director positions held by our Sponsors, the Boards realigned the composition of the Compensation Committee to add Messrs. Noell and Gordon, each appointed to the Boards in October and November 2012, respectively. Mr. Greene remained Chairperson of the Committee, a position he has held since 2005.

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

In 2012, the principal elements of compensation for named executives were:

•	annual cash compensation consisting of base salary and performance-based EIC bonuses;

•	long-term equity incentive compensation;

•	benefits and perquisites; and

•	severance compensation and change of control protection.

Annual Cash Compensation

Management, including our CEO, develops recommendations for annual executive cash compensation plans with consideration of compensation survey data for a broad set of organizations of comparable business, size and complexity, and then compares the survey results to publicly available compensation data for a group of companies we consider to be our peer group. We believe that the compensation practices of these companies provide us with appropriate benchmarks because they also provide technology products and services to a variety of customers and compete with us for executives and other employees.

The survey data used for 2012 compensation purposes came from two sources: Radford Global Technology Survey, which focuses on technology companies, and Towers Watson Survey Report on Top Management Compensation, which focuses on a broader array of organizations including professional services, high-tech and manufacturing companies. For purposes of establishing compensation recommendations, we used a blend of these surveys to reflect our size, industry and appropriateness of the position matched. In the previous year, we also included data from the Mercer US Global Premium Executive Remuneration Survey for the first time. In 2012, the Committee determined that the Mercer survey did not represent enough like sized high-tech companies to make the comparisons meaningful, and thus excluded Mercer data and relied on the two sources identified.

The companies we consider within our peer group are financial services and software companies of similar industry and revenue as the Company, and some of which various businesses within the Company compete against for business and for talent. In reviewing the peer group list for use during 2012, the peer group was updated to remove two companies that were primarily transaction-based companies and not comparable as a software development peer (MasterCard and Visa) and to add seven companies (as noted below) that met the revenue and industry type parameters. The median reported revenue for the group of seven companies added was $3.8 billion. Peer group compensation data is limited to publicly available information and therefore generally does not provide precise comparisons by position as offered by the more comprehensive survey data from other public surveys used in our broader analysis as described above. As a result, the peer group data provides limited guidance and does not dictate the setting of executive officers’ compensation. The following companies comprised our peer group in 2012:

Automatic Data Processing, Inc.	DST Systems, Inc.*	Symantec Corporation
Amdocs Limited*	Fidelity National Info Services, Inc.	The Western Union Company
Broadridge Financial Solutions, Inc.*	First Data Corporation	Thomson Reuters Corporation*
CA, Inc.	Fiserv, Inc.	VMWare, Inc.*
CACI International Inc.*	Intuit Inc.
Cognizant Technology Solutions Corporation*	Iron Mountain Incorporated	*Added to peer group in 2012

Our annual cash compensation packages for executive officers include base salary and an EIC bonus. In our desire to pay for performance, we weight the cash compensation more heavily toward the performance incentives and less toward the base salary. In 2012, we deemphasized our focus on targeting specific market percentiles in comparisons to survey and peer data and placed more weight in reviewing experience, role and performance in making compensation decisions.

The compensation of Mr. Neral was based on the terms of the employment agreement entered into with Mr. Neral in connection with the commencement of his employment on July 2, 2012. In addition to the components of compensation discussed below, Mr. Neral received a sign-on bonus of $100,000 and restricted stock unit (“RSU”) awards, further described under “Grants of Plan-Based Awards in Fiscal Year 2012.”

Base Salary. For base salary we provide a fixed compensation based on competitive market practice that is not subject to performance risk while also considering other factors, such as individual and Company performance. We review the base salaries for each named executive annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each named executive based on his or her position and responsibility with consideration of survey data. Salary for each named executive for calendar year 2012 is reported in the “Summary Compensation Table” below. In 2012, no compensation increases were made to Messrs Fradin, Woods and Stern. Messrs. Finders and Traquair each received a compensation increase in 2012 due to promotions and increased responsibilities.

Performance-Based Incentive Compensation. The annual EIC bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. A minimum incentive may be earned at threshold EIC goals, and no payment is awarded if the threshold goal is not achieved. On-target EIC goals are set generally at levels that reflect budgeted performance. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance. The Company may revise or cancel an executive’s EIC at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the performance plan was approved. As applicable, targets are adjusted to take into account acquisitions and/or dispositions which were not included in the budgeted EIC targets and other one-time adjustments as approved by the Compensation Committee. Individual EIC bonuses were capped at 2.0 times the target EIC bonus for our corporate-level senior executives and up to 3.0 times the target EIC bonus for our segment-level senior executives.

In 2012, the design and administration of the plan was evaluated and updated to place more emphasis on pay-for-performance elements of both financial and individual objectives of our executives. The plan establishes minimum, on-target, and maximum performance goals for key financial measures. In prior years, the named executives were entitled to receive “overrides,” an increase in bonus equal to a small percentage of the amount by which the on-target Internal EBITA (defined below) performance goal was exceeded. In the new plan design, the override concept was eliminated and replaced with opportunity for above on-target performance for each financial performance measure, subject to the caps described above.

The financial measures used for the 2012 EIC bonuses for the named executives were one or more of the following: (i) Internal EBITA, which represents actual earnings before interest, taxes and amortization, noncash stock compensation expense, management fees paid to the Sponsors and certain other unusual items, (ii) budgeted revenue growth, (iii) sales, (iv) the run rate for services provided for which we will be billing effective at the start of a year, and (v) EBITDA minus CAPEX, which represents actual earnings before interest, taxes, depreciation and amortization less capital expenditures. These metrics were selected as the most appropriate measures upon which to base the 2012 EIC bonuses for the named executives because they are important metrics that management and the Boards use to evaluate the performance of the Company or a particular business. In 2012, Messrs. Fradin, Finders and Traquair had 80% of their target bonus tied to financial objectives and 20% tied to individual objectives. Messrs. Neral and Stern had 75% of their target bonus tied to financial performance and 25% tied to individual objectives.

For each of our named executives, 2012 actual performance was reviewed against both the financial measures and individual objectives applicable to each named executive. The following table provides the 2012 threshold, on-target and maximum financial performance goals applicable to each named executive and the EIC bonuses each named executive earned based on actual 2012 results of performance of both financial and individual objectives. Mr. Woods was not employed at year-end 2012 and therefore is excluded from the table.

				Actual
	2012 Performance Goals (1)			2012 EIC
	(in millions)			Bonus
Name and Goals	Minimum	On-Target	Maximum	Payment (% of target)
Russell P. Fradin				$1,800,000 (100%)
Consolidated Company Internal EBITA	$870	$925	$1,017
Consolidated Company Internal Revenue	$4,401	$4,520	$4,759
Consolidated Software & Processing Internal EBITA	$613	$645	$709
Consolidated Software & Processing Internal Revenue	$2,980	$3,060	$3,220
Financial Systems Segment Internal Sales	$940	$1,000	$1,090
Charles J. Neral				$250,000 (2) (100%)
Consolidated Company Internal EBITA	$870	$925	$1,017
Consolidated Company Internal Revenue	$4,401	$4,520	$4,759
Consolidated Software & Processing Internal EBITA	$613	$645	$709
Financial Systems Segment Internal Sales	$940	$1,000	$1,090
Harold C. Finders				$1,008,082(3) (111.6%)
Consolidated Financial Systems Segment Internal EBITA	$624	$659	$749
Consolidated Financial Systems Segment Internal Revenue	$2,707	$2,822	$3,060
Financial Systems Segment Internal Sales	$940	$1,000	$1,140
Andrew A. Stern				$723,134 (93.3%)
Availability Services Segment Internal EBITDA	$465	$480	$528
Availability Services Segment Recurring Monthly Contract Revenue	$107	$115	$118
Availability Services Segment EBITDA minus CAPEX	$264	$289	$365
Brian A. Traquair				$582,598 (4) (97.1%)
Consolidated Financial Systems Segment Internal EBITA	$624	$659	$749
Consolidated Capital Markets Group Internal EBITA	$375	$389	$435
Consolidated Financial Systems Segment Internal Revenue	$2,707	$2,822	$3,060
Consolidated Capital Markets Group Internal Revenue	$1,087	$1,109	$1,181
Capital Markets Group Internal Sales	$279	$296	$408

(1)	Performance goals as shown are not adjusted to take into account acquisitions and/or dispositions and other one-time adjustments as approved by the Compensation Committee.

(2)	In accordance with the terms of Mr. Neral’s employment agreement, his 2012 bonus was to be no less than the pro-rata share of the target amount ($500,000) based on the number of days Mr. Neral was employed in 2012.

(3)	Mr. Finders is paid in Swiss Francs (CHF). The bonus amount reflected in the table has been converted to U.S. dollars at the currency exchange rate of CHF 1 = USD 1.12963 used for purposes of the Company’s 2012 operating budget. Mr. Finders’ bonus calculation was subject to an additional opportunity to earn 115% of his calculated bonus based on the achievement of specific cost-savings targets. This opportunity was realized and the bonus shown above includes an additional 15% of his calculated bonus. Excluding the additional 15% paid, Mr. Finders’ earned bonus would have been 97% of target.

(4)	Mr. Traquair is paid in Canadian Dollars (CAD). The bonus amount reflected in the table has been converted to U.S. dollars at the currency exchange rate of CAD 1 = USD 1.01194 used for purposes of the Company’s 2012 operating budget. Mr. Traquair’s bonus calculation was subject to an additional opportunity to earn 125% of his calculated bonus based on the achievement of specific cost-savings targets. This opportunity was realized and the bonus shown above includes an additional 25% of his calculated bonus. Excluding the additional 25% paid, Mr. Traquair’s earned bonus would have been 77.7% of target.

Long-Term Equity Compensation

We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers as well as managers and key employees because of the direct relationship between the value of these equity awards and the value of our stock. By compensating our executives with equity incentive awards, our executives hold a stake in the Company’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of the Company. Equity awards are also a useful vehicle for attracting and retaining executive talent in our competitive talent market.

Our 2005 Management Incentive Plan, as amended, provides for the grant of various forms of equity awards. We seek to provide equity grants that are competitive with companies in our peer group and other technology companies with which we compete for executive talent. When making annual equity awards to named executives, we consider past-year results, the role, responsibility and performance of the individual named executive, a competitive market assessment, prior equity awards, and the level of vested and unvested equity awards then held by each named executive. Awards granted in 2012 were for “Units” in the Parent Companies. Each “Unit” consists of 1.3 shares of Class A common stock and 0.1444 shares of Class L common stock of SCC and 0.05 shares of preferred stock of SCCII. The shares comprising a Unit are in the same proportion as the shares issued to all stockholders of the Parent Companies.

In 2012, we granted certain named executives a mix of time- and performance-based RSU awards as described in more detail below, including under “Summary Compensation Table” and “Grants of Plan-Based Awards.” Mr. Neral received RSU grants in July and September 2012 in accordance with the terms of his employment agreement. Mr. Finders received an RSU grant in February 2012 due to his 2011 promotion and significant increase in responsibilities as well as an RSU grant in November 2012 as part of the regular annual grant program. Mr. Stern received a time-based RSU award in June 2012 in accordance with the terms of his employment agreement. Mr. Traquair received an RSU grant in September 2012 due to his 2012 promotion and significant increase in responsibilities as well as an RSU grant in November 2012 as part of the regular annual grant program. Mr. Fradin did not receive an equity award in 2012 but is entitled to additional equity in accordance with the terms of his employment agreement. The Company and Mr. Fradin are currently discussing an alternative award that will preserve the economic value of the contemplated equity awards.

Based upon actual year-end 2012 results, (i) 8.89% of each performance-based equity award granted in years 2008 through 2010 vested out of a maximum of 20%, (ii) 100% of each performance-based equity award granted in 2011 with an 18-month performance period was earned with 52% vesting at the end of the performance period and the remaining balance vesting monthly for the next 24 months, and (iii) 100% of each performance-based equity award granted in 2012 with a 12-month performance period ending December 31, 2012 was earned with 28% vesting at the end of the performance period and the remaining balance vesting monthly for the next 36 months.

Benefits and Perquisites

We offer a variety of health and welfare programs to all eligible employees, including the named executives. The named executives are eligible generally for the same benefit programs on the same basis as the rest of the Company’s employees in the particular country in which the named executive resides, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) or other savings plan or defined contribution pension plan.

The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the named executives are described in the “Summary Compensation Table” below.

Employment Agreements, Severance Compensation & Change of Control Protection

Employment Agreement with Russell P. Fradin: On May 13, 2011, we entered into a definitive employment agreement with Mr. Fradin, with an effective date of May 31, 2011, pursuant to which he was appointed President and Chief Executive Officer of SunGard and a member of the Boards. The terms include the following:

•	A term through May 31, 2016, with one-year renewals automatically effective 30 days before expiration, unless terminated on 30 days’ advance notice.

•

An annual base salary of $900,000, subject to review periodically for appropriate increases by the Compensation Committee pursuant to the Company’s normal performance review policies for senior level executives, and a target annual bonus of 200% of his annual base salary.

•	Employee benefits consistent with those made available to the Company’s senior level executives, and relocation benefits consistent with the Company’s relocation policy.

•	A grant of a time-based RSU award of 307,000 Units on May 31, 2011, which vests as to 33 1/3% on each of the first three anniversaries of the date of grant,

•

An agreement that the Company will grant, as soon as practicable following an equity recapitalization, (i) 1,200,000 options on a future date (“Future Options”), of which 600,000 will vest as to 20% on each of the first five anniversaries of May 31, 2011 and 600,000 will vest based on attainment of Company performance goals and (ii) RSUs on a future date (“Future RSUs”) equal to the excess of the aggregate fair market value of 1,200,000 shares of Company stock on the date of grant of the Future Options over the fair market value of 1,200,000 Units on May 31, 2011, of which 600,000 will have time-based vesting and 600,000 will have performance-based vesting. These awards, however, were not granted because the equity recapitalization did not occur and, accordingly, the Company and Mr. Fradin are currently discussing an alternative award that will preserve the economic value of the contemplated equity awards.

•	An aggregate $5,000,000 equity investment to be made by Mr. Fradin in the Company at fair market value, which was made in 2011.

•

Mr. Fradin will be subject to any Company recoupment/clawback policy applicable to senior executives of the Company. If no such policy exists and the Company is required to restate its financials (for periods beginning after May 31, 2011), then the Boards may seek to recover or require reimbursement of any related annual bonus paid to Mr. Fradin for the applicable period. If Mr. Fradin violates the noncompetition, nonsolicitation or confidentiality covenants set forth in the employment agreement within the two years following termination of employment, then the Boards may recover severance benefits paid to Mr. Fradin.

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

Mr. Fradin’s employment agreement was the result of arm’s-length negotiation between representatives of Mr. Fradin and the Chairperson of the Compensation Committee, who received advice and input from counsel, and was approved by both the Compensation Committee and the Boards. The Compensation Committee and Boards believed that the salary, bonus and long-term compensation provided under the employment agreement were in the aggregate consistent with the compensation packages provided to CEOs in comparable positions.

Other Executive Employment Agreements: In connection with the 2005 LBO, the Company entered into definitive employment agreements with certain senior managers, including Mr. Finders. The Company entered into employment agreements with Messrs. Neral, Stern and Woods when they each joined the Company. The executives with such agreements are eligible for payments if employment terminates involuntarily or, for certain executives, if there is a change of control, as described under “Potential Payments on Termination or Change of Control” below. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control.

The agreements include the following terms:

•	An initial term followed by one-year automatic renewals unless terminated on one year’s advance notice with the exception of Mr. Neral’s agreement, which requires 60 days advance notice.

•	Base salary subject to review periodically for appropriate increases by the CEO or the Compensation Committee pursuant to the Company’s normal performance review policies for senior level executives.

•	The opportunity to participate in all short-term and long-term incentive programs, including an annual cash bonus, established by the Company for senior level executives.

•	Employee benefits consistent with those made available to the Company’s senior level executives.

•	Participation in the equity plan of SCC and SCCII.

•

For certain executives, the right to receive certain severance payments as defined in the applicable agreements, including upon a termination without “cause,” a resignation for “good reason” or a “change of control.” For Mr. Finders, these terms were consistent with the severance payments provided for under the change of control agreement with the Company in effect prior to the LBO, and for the other named executives with employment agreements, these terms were believed to be consistent with the compensation packages provided to executives in comparable positions. See “Potential Payments Upon Termination or Change of Control” below.

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

Additionally, under the terms of Mr. Stern’s employment agreement, Mr. Stern (i) is eligible for equity in AS upon a spin-off of AS and cash compensation upon a sale or other disposition of all or some portion of AS prior to a spin-off or upon a spin-off followed by an initial public offering of common stock of the entity controlling AS; (ii) received a grant of time-based equity awards in June 2010 and in June 2012; and (iii) received a performance award with vesting of earned cash or equity payments based on three financial performance measures of the AS business in the four trailing quarters prior to a monetization event. For this purpose, a monetization event means the sale of at least 20% of either the outstanding equity of the entity controlling AS or the AS assets, but excludes a spin-off of AS, a primary initial public offering or the incurrence of debt.

In addition, under the terms of the equity awards made to Mr. Finders, full or partial acceleration of vesting of equity occurs if a change of control takes place or due to certain other termination events. These arrangements and potential post-employment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change of Control” below.

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

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Boards of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James H. Greene, Jr., Chairperson
Christopher Gordon
Davis Noell

Risk Considerations in Our Compensation Programs

In 2012, we conducted a risk assessment to evaluate risks associated with the Company’s compensation policies and practices and concluded that the Company’s compensation programs and policies, considered as a whole, including applicable risk-mitigation features, are not reasonably likely to have a material adverse effect on the Company. Following are some of the features of our program designed to help us appropriately manage business risk:

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

•

As part of a prior review, caps on payments from the EIC bonus plan were instituted, which, in conjunction with threshold performance hurdles, ensure that incentive compensation is not overly emphasized.

•	Our equity compensation program provides a mix of performance and time-based equity awards with multiple-year vesting.

Summary Compensation Table

The following table contains certain information about compensation earned in 2012, 2011 and 2010 by the named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compen- sation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation(4) ($)	Total ($)
Russell P. Fradin(5)	2012	900,000	—	—	—	1,800,000	—	1,167,142	3,867,142
President, Chief Executive Officer and Director	2011	528,460	1,000,000	6,886,010	—	791,500	—	222,991	9,428,961

Charles J. Neral(6)	2012	250,000	100,000	5,500,196	—	250,000	—	983,941	7,084,137
Senior Vice President–Finance and Chief Financial Officer

Robert F. Woods(7)	2012	262,000	—	—	—	—	—	84,693	346,693
Former Senior Vice	2011	520,000	—	220,681	—	596,250	—	31,762	1,368,693
President–Finance and Chief	2010	500,000	—	5,016,599	129,108	698,037	—	31,763	6,375,507
Financial Officer

Harold C. Finders(8)	2012	773,797	—	2,036,577	—	1,008,082	—	916,025	4,734,480
Chief Executive Officer,	2011	637,383	427,038	1,323,590	—	—	—	308,878	2,696,888
Financial Systems	2010	599,077	100,000	0	—	584,176	—	279,677	1,562,930

Andrew A. Stern	2012	542,000	—	1,482,699	—	723,134	—	784,883	3,532,715
Chief Executive Officer,	2011	542,000	—	—	—	858,428	—	23,698	1,424,126
Availability Services	2010	306,250	—	2,994,457	87,120	407,235	—	15,976	3,811,037

Brian A.Traquair(9)	2012	600,080	—	1,077,496	—	582,598	—	590,202	2,850,376
President, Capital Markets Group

(1)	Amounts shown are the fair market value of RSUs granted and reflect the fair market value per Unit on the date of grant multiplied by the number of RSUs granted; amounts for 2010 reflect the value of performance-based awards that could be earned at the target performance goal. Amounts shown do not reflect the reduction in fair market value as a result of the $72.80 per share dividend on preferred stock of SCCII paid in December 2012 (equivalent to $3.64 per Unit). For more details on grants awarded in 2012, see the “2012 Grants of Plan-Based Awards” table below.

(2)	Amounts shown are the aggregate grant date fair value of options granted as computed in accordance with FASB ASC Topic 718; amounts for 2010 reflect the value of performance-based awards that could be earned at the target performance goal. For a discussion of the assumptions made in such valuation, see Note 9 to the Consolidated Financial Statements.

(3)	Amounts shown in this column reflect the cash EIC awards payable under performance-based incentive compensation, which is discussed in further detail above in the “Compensation Discussion and Analysis.”

(4)	For Mr. Fradin, amount includes health and welfare benefits ($10,227 in 2012), matching 401(k) savings plan contributions, car lease payments ($10,797 in 2012) and related maintenance expenses, automobile tax gross-up ($11,539 in 2012 and $5,795 in 2011) and relocation expenses ($134,039 in 2011) and a relocation tax gross-up ($74,834 in 2011). Also includes, in connection with the declaration of a dividend on preferred stock of SCCII in December 2012, the right to future dividend-equivalent payments under applicable equity awards of $1,117,480.

For Mr. Neral, amount includes health and welfare benefits, car lease payments and related maintenance expenses, automobile tax gross-up ($1,623) and relocation expenses. Also includes, in connection with the declaration of a dividend on preferred stock of SCCII in December 2012, the right to future dividend-equivalent payments under applicable equity awards of $972,317.

For Mr. Woods, amount includes health and welfare benefits, matching 401(k) savings plan contributions ($10,000 in 2012), car allowance ($12,360 in 2011 and 2010) and, in connection with Mr. Woods’ resignation in 2012, a lump sum cash payment of $26,284 (of which $7,780 is a tax gross up) representing the Company’s cost of Mr. Woods’ current medical and dental coverage for a two-year period and accrued vacation ($35,000).

For Mr. Finders, amount includes health and welfare benefits ($53,058 in 2012, $49,716 in 2011 and $44,614 in 2010), company defined contribution pension plan contributions ($65,556 in 2012, $53,861 in 2011 and $45,941 in 2010), car lease payments ($36,487 in 2012, $31,066 in 2011 and $30,515 in 2010), and travel allowance ($56,482 in 2012, $96,180 in 2011 and $90,694 in 2010) and travel allowance tax gross-up ($41,491 in 2012, $71,090 in 2011 and $60,765 in 2010). Also includes, in connection with the declaration of a dividend on preferred stock of SCCII in December 2012, the right to current and future dividend-equivalent payments under applicable equity awards of $662,952.

For Mr. Stern, amount includes health and welfare benefits ($15,879 in 2012 and $13,898 in 2011), matching 401(k) savings plan contributions ($10,000 in 2012), airfare for Mr. Stern’s wife in 2012 and the related $1,066 tax gross-up, and airline club membership in 2012 and the related $165 tax gross-up. Also includes, in connection with the declaration of a dividend on preferred stock of SCCII in December 2012, the right to future dividend-equivalent payments under applicable equity awards of $755,533.

For Mr. Traquair, amount includes health and welfare benefits, matching savings plan contributions ($14,167) and car allowance ($10,929). Also includes, in connection with the declaration of a dividend on preferred stock of SCCII in December 2012, the right to current and future dividend-equivalent payments under applicable equity awards of $557,416.

(5)	Mr. Fradin joined SunGard as of May 31, 2011 and therefore was not a named executive in 2010. Mr. Fradin’s 2011 annual rate of salary was $900,000, and his EIC was pro-rated for the period of time he was employed by the Company in 2011. In accordance with Mr. Fradin’s employment agreement, he received a one-time make-up cash bonus equal to $1,000,000 related to bonus forgone from his previous employer.

(6)	Mr. Neral joined SunGard as of July 2, 2012 and therefore was not a named executive in 2011 or 2010. Mr. Neral’s 2012 annual rate of salary was $500,000, and his EIC was pro-rated for the period of time he was employed by the Company in 2012. In accordance with Mr. Neral’s employment agreement, he received a $100,000 sign-on bonus.

(7)	Mr. Woods resigned effective as of July 1, 2012. Mr. Woods was Senior Vice President—Finance and Chief Financial Officer from January 1, 2010 to July 1, 2012. Mr. Woods’ 2012 annual rate of salary was $520,000.

(8)	Mr. Finders’ compensation was paid in Swiss Francs (CHF). All amounts have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year, as follows: 1.12963 in 2012; 0.961797 in 2011 and 0.944732 in 2010. In 2011 and 2010, the effect of currency conversion of CHF into U.S. dollars for purposes of this table indicates that Mr. Finders received larger salary increases than in fact occurred in CHF. Mr. Finders’ annual salary rate was CHF 662,700 in 2011 (a 4.5% increase over his 2010 salary rate) and CHF 634,125 in 2010 (a 1% increase over 2009 salary rate). In 2011, Mr. Finders received a bonus of $96,180 in recognition of his promotion to his current position of Chief Executive Officer, FS and a year-end bonus of $330,858. In 2010, Mr. Finders received a one-time discretionary bonus of $100,000 in addition to his 2010 EIC bonus.

(9)	Mr. Traquair was not a named executive prior to 2012. Mr. Traquair’s compensation was paid in Canadian Dollars (CAD). All amounts have been converted into U.S. dollars at the currency exchange rates used for purposes of the Company’s annual operating budget and establishing compensation for the applicable year as follows: 1.01194 in 2012.

Grants of Plan-Based Awards in Fiscal Year 2012

Our SunGard 2005 Management Incentive Plan, as amended and restated (“Plan”), authorizes the issuance of equity subject to awards made under the Plan for up to 70 million shares of Class A common stock and 7 million shares of Class L common stock of SCC and 2.5 million shares of preferred stock of SCCII. Under the Plan, 2012 awards of time-based and performance-based RSUs have been granted for Units. All awards under the Plan are granted at fair market value on the date of grant.

Mr. Neral, in accordance with the terms of his employment agreement, was granted the following restricted stock unit (“RSU”) awards: (i) in July 2012, a time-based RSU with 100% vesting and becoming payable on July 2, 2013, the first anniversary of the date of grant; (ii) in September 2012, a time-based RSU, which vests 28% on July 2, 2013 and the remaining 72% vesting in equal monthly installments thereafter for 36 months, and (iii) in September 2012, a performance-based RSU, which vests up to 25% annually from 2012 through 2015 based upon consolidated company Internal EBITA.

With respect to grants awarded to Messrs. Finders and Traquair in February and September 2012, respectively, (i) time-based RSUs vest over four years with 28% vesting one year from date of grant and the remaining 72% vesting in equal monthly installments thereafter for 36 months and (ii) performance-based RSUs vested upon the satisfaction of certain performance criteria for 2012, with 28% of the earned amount vesting on December 31, 2012 and the remaining 72% vesting in equal monthly installments thereafter for 36 months.

Once vested, the above RSUs (unless otherwise noted) become payable in shares upon the first to occur of a change of control, separation from service without cause, or four years after date of grant.

Mr. Stern, in accordance with the terms of his employment agreement, was granted a time-based RSU in June 2012, with 10% vesting one year from date of grant and the remaining 90% vesting in equal monthly installments thereafter until June 1, 2015. Once vested, this RSU becomes payable in shares upon the first to occur of a change of control, separation from service without cause, or five years after date of grant.

Time-based RSU awards granted in November 2012 to Messrs. Finders and Traquair as part of the annual grant program vest over four years with 25% vesting on each of the first three anniversary dates of the date of grant and the final 25% vesting on June 1, 2016. Performance-based RSUs granted in November 2012 vest upon the satisfaction of certain performance criteria for the period beginning January 1, 2013 and ending December 31, 2013, with 25% of the earned amount vesting on each of December 31, 2013, November 15, 2014 and November 15, 2015 and the final 25% vesting on June 1, 2016. Once vested, these time-based and performance-based RSUs become payable in shares upon the first to occur of a change of control, separation from service without cause, or on June 1, 2016.

The following table contains information concerning grants of plan-based awards to the named executives during 2012.

2012 Grants of Plan-Based Awards

Name	Grant Type	Grant Date	Estimated Possible Payouts under Non- Equity Incentive Plan Awards(1) ($)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
				Threshold (#)	Target (#)	Maximum (#)
Russell P. Fradin(5)	EIC	N/A	1,800,000	—	—	—	—	—	—	—
	RSUs	—	—	—	—	—	—	—	—	—
Charles J. Neral	EIC	N/A	250,000	—	—	—	—	—	—	—
	RSUs	07/02/12	—	—	—	—	116,660	—	—	2,500,000
		09/12/12	—	1	75,230	N/A	75,230	—	—	3,000,000
Robert F. Woods	EIC	N/A	—	—	—	—	—	—	—	—
	RSUs	—	—	—	—	—	—	—	—	—
Harold C. Finders	EIC	N/A	1,008,082	—	—	—	—	—	—	—
	RSUs	02/14/12	—	1	26,150	N/A	26,150	—	—	1,000,000
		11/15/12	—	1	25,075	N/A	25,075	—	—	1,036,600
Andrew A. Stern	EIC	N/A	723,134	—	—	—	—	—	—	—
	RSUs	06/01/12	—	—	—	—	69,188	—	—	1,482,699
Brian A. Traquair	EIC	N/A	582,598	—	—	—	—	—	—	—
	RSUs	09/12/12	—	1	7,525	N/A	7,525	—	—	300,100
		11/15/12	—	1	18,805	N/A	18,805	—	—	777,398

(1)	Amounts reflect the cash EIC bonuses paid to the named executives under the performance-based incentive compensation, which is described in further detail above, including the threshold, mid-point, and on-target goals, in the Compensation Discussion and Analysis and reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)	Represents performance-based RSUs. Vesting begins at 95% achievement of target.

(3)	Represents time-based RSUs.

(4)	Represents the fair market value per Unit on the date of grant multiplied by the number of RSUs granted. Amounts shown do not reflect the reduction in fair market value as a result of the $72.80 per share dividend on preferred stock of SCCII paid in December 2012 (equivalent to $3.64 per Unit).

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table contains certain information with respect to options and RSUs held as of December 31, 2012 by the named executives.

Outstanding Equity Awards at 2012 Fiscal Year-End

		Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1) (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Russell P. Fradin(3)	5/31/2011									204,667	(4)	3,399,513	—	—
Charles Neral	7/2/2012									116,660	(5)	1,937,723	—	—
	9/12/2012									75,230	(6)	1,249,570	—	—
	9/12/2012									—		—	56,422	937,169
Robert F Woods (7)	—	—		—		—	—			—		—	—	—
Harold C. Finders	8/12/2005	72,705	(8)	3,955	(9)	—	14.36	(10)	8/11/2015
	8/12/2005	177,202	(11)	—		—	14.36	(10)	8/11/2015
	9/21/2007	56,765	(12)	2,848	(9)	—	17.08	(10)	9/21/2017
	9/21/2007	106,333	(11)	—		—	17.08	(10)	9/21/2017
	9/14/2009	19,975	(13)	1,038	(9)	6,195	0.44		9/14/2019	412	(14)	6,843	2,460	40,859
	9/14/2009	26,016	(15)	12,706		—	0.44		9/14/2019	6,054	(16)	100,562	—	—
	6/3/2011									12,840	(17)	213,272	—	—
	6/3/2011									16,050	(18)	266,591	—	—
	2/14/2012									18,828	(19)	312,733	—	—
	2/14/2012									26,150	(18)	434,352	—	—
	11/15/2012									—		—	25,075	416,496
	11/15/2012									25,075	(20)	416,496
Andrew A. Stern	6/21/2010	185,129	(15)	163,350		—	0.25		6/21/2020	77,837	(16)	1,292,864	—	—
	6/1/2012									69,188	(21)	1,149,213	—	—
Brian A. Traquair	8/11/2005	20,859	(22)	—		—	4.50		3/3/2013
	8/11/2005	16,465	(22)	—		—	4.50		2/25/2014
	8/11/2005	21,934	(22)	—		—	4.50		3/3/2015
	8/12/2005	30,085	(8)	1,159	(9)	—	14.36	(10)	8/12/2015
	8/12/2005	37,093	(11)	—		—	14.36	(10)	8/11/2015
	9/21/2007	16,775	(12)	842	(9)	—	2.22		9/21/2017	335	(14)	5,572	—	—
	9/21/2007	31,423	(11)	—		—	2.22		9/21/2017
	9/3/2009	9,492	(13)	3,437	(9)	—	0.44		9/3/2019	196	(14)	3,258	1,169	19,418
	9/3/2009	12,364	(15)	6,038		—	0.44		9/3/2019	2,877	(16)	47,789	—	—
	6/1/2011									3,360	(17)	55,810	—	—
	6/1/2011									4,200	(18)	69,762	—	—
	9/14/2011									2,400	(17)	39,864	—	—
	9/14/2011									3,000	(23)	49,830	—	—
	9/12/2012									5,418	(19)	89,993	—	—
	9/12/2012									7,525	(18)	124,990	—	—
	11/15/2012									—		—	18,805	312,351
	11/15/2012									18,805	(20)	312,351	—	—

(1)	Represents the quantity of unvested performance-based equity awards that can be earned upon the achievement of anticipated performance goals in future years.

(2)	Based upon a fair market value of $16.61 per Unit as of December 31, 2012, which value reflects the reduction in fair market value as a result of the $72.80 per share dividend on preferred stock of SCCII paid in December 2012 (equivalent to $3.64 per Unit).

(3)	Excludes Mr. Fradin’s Future Options and Future RSUs, which have not yet been granted and which are discussed in further detail above in the “Compensation Discussion and Analysis.”

(4)	Represents the unvested portion of time-based RSUs which vest over three years with 33 1/3% vesting on each of the first three anniversaries of the date of grant.

(5)	Represents the unvested portion of time-based RSUs which vest 100% one year from the date of grant.

(6)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting on July 2, 2013 and 72% vesting in equal monthly installments thereafter for 36 months.

(7)	Upon separation of service in July 2012, Mr. Woods’ vested Class A stock options expired unexercised, and his vested RSUs were distributed in accordance with the terms of his agreements. All other unvested equity was forfeited prior to December 31, 2012.

(8)	Represents performance-based options which were earned during the six-year period beginning January 1, 2005 through December 31, 2010 and (i) vested for calendar years 2005-2008, and (ii) vested for calendar years 2009 and 2010 pursuant to the 2009 amended awards. Vesting of the remaining earned portion for calendar year 2010 is described in note 9.

(9)	Represents the unvested portion of performance-based equity earned for calendar year 2010, which vests in 36 equal monthly installments beginning January 31, 2011.

(10)	Pursuant to provisions in the Company’s equity plan, the exercise price subject to these stock options were adjusted in connection with the $72.80 per share dividend on preferred stock of SCCII that occurred on December 21, 2012 (equivalent to $3.64 per Unit). Accordingly, the exercise prices shown in the table above reflect the post-dividend adjustment.

(11)	Represents fully vested time-based options which vested over five years.

(12)	Represents performance-based options which were earned during the five-year period beginning January 1, 2007 through December 31, 2011 and (i) vested for calendar years 2007, 2008 and 2011, and (ii) vested for calendar years 2009 and 2010 pursuant to the 2009 amended awards. Vesting of the remaining earned portion for calendar year 2010 is described in note 9.

(13)	Performance-based options are earned upon the attainment of certain annual earnings goals for the Company over a five-year period. Represents performance-based options earned and vested for calendar years 2009, 2010, 2011 and 2012. Vesting of the remaining earned portion for calendar year 2010 is described in note 9.

(14)	Represents the unvested portion of performance-based RSUs earned for calendar year 2010. Vesting of the remaining earned portion for calendar year 2010 is described in note 9.

(15)	Represents the vested portion of time-based equity which vests over five years with 25% vesting one year from the date of grant, and 75% vesting in equal monthly installments thereafter for 48 months.

(16)	Represents the unvested portion of time-based RSUs which vest over five years with 10% vesting one year from the date of grant, and 90% vesting in equal monthly installments thereafter for 48 months.

(17)	Represents the unvested portion of performance-based RSUs earned for the 18-month period of July 1, 2011 through December 31, 2012 which will vest in 24 equal monthly installments beginning January 31, 2013.

(18)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting one year from the date of grant, and 72% vesting in equal monthly installments thereafter for 36 months.

(19)	Represents the unvested portion of performance-based RSUs earned for calendar year 2012 which will vest in 36 equal monthly installments beginning January 31, 2013.

(20)	Represents the unvested portion of time-based RSUs which vest over four years with 25% vesting on each of the first three grant date anniversaries and the remaining 25% vesting on June 1, 2016.

(21)	Represents the unvested portion of time-based RSUs which vest over three years with 10% vesting one year from the date of grant, and 90% vesting in equal monthly installments thereafter for 24 months.

(22)	To the extent that outstanding options were not exercised before the 2005 LBO, such options converted into fully vested options to purchase Units in the Parent Companies.

(23)	Represents the unvested portion of time-based RSUs which vest over four years with 28% vesting on June 1, 2012, and 72% vesting in equal monthly installments thereafter for 36 months.

Option Exercises and Stock Vested

The following table contains certain information with respect to stock option exercises and the vesting of RSUs during 2012 for each of the named executives.

2012 Option Exercises and Stock Vesting

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Russell P. Fradin	—	—	102,333	2,193,003
Charles J. Neral	—	—	18,808	312,400
Robert F. Woods	—	—	20,112	408,514
Harold C. Finders	—	—	38,861	711,509
Andrew A. Stern	—	—	31,135	625,077
Brian A. Traquair	—	—	19,365	362,656

(1)	Represents RSUs that vested during 2012. RSUs are not distributed until the first to occur of a change of control, separation from service without cause or a date specified in the RSU agreement ranging from three to five years after date of grant.

(2)	Calculated by multiplying the number of vested RSUs by the fair market value on the vesting date.

Pension Benefits

None of the named executives receive benefits under any defined benefit or actuarial pension plan.

Employment and Change of Control Agreements

As discussed above, the Company entered into a definitive employment agreement with each of the named executives except for Mr. Traquair. The terms of these agreements are described above under “Compensation Discussion and Analysis.”

Potential Payments Upon Termination or Change of Control

Pursuant to the terms of the executive employment agreements and equity award agreements, set forth below is a description of the potential payments the named executives would receive if their employment was terminated. Mr. Traquair does not have an employment agreement; therefore, the amount of compensation Mr. Traquair would receive upon termination or change of control, if any, is based upon Canadian law.

The terms cause, good reason, change of control and sale of business are defined in the applicable executive employment agreements, which have been included as exhibits to the following filings:

Mr. Fradin:	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

Mr. Neral:	Current Report on Form 8-K dated June 8, 2012

Mr. Woods:	Current Report on Form 8-K dated December 16, 2009 and Current Report on Form 8-K dated May 17, 2011

Mr. Finders:	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

Mr. Stern:	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

Russell P. Fradin

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to two times the sum of his base salary and target incentive bonus;

•

a lump sum cash payment of his pro rata incentive bonus based upon the incentive bonus he earned for the year in which his termination occurred multiplied by the number of days in which he was employed during such year divided by 365;

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

•	time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Upon change of control:

•	if a change of control or “in contemplation termination” (as defined below) occurs, the vesting of Mr. Fradin’s existing time-based RSUs will fully accelerate;

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

Upon retirement or other voluntary termination:

•	a lump sum cash payment consisting of accrued amounts, if any; and

•	time-based equity awards immediately stop vesting and any unvested time-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of accrued amounts, if any. Mr. Fradin is not entitled to receive any cash incentive payments, and

•	all vested and unvested time-based equity awards are forfeited.

Upon termination for disability or death:

•	a lump sum cash payment of his pro rata incentive bonus and accrued amounts, if any;

•	in the event of his death, Mr. Fradin’s beneficiary shall receive payments under a life insurance policy funded by the Company; and

•	all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Charles J. Neral

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to the sum of his base salary and target incentive bonus, and for a change of control Mr. Neral receives two times the sum of his base salary and target incentive bonus;

•

a lump sum cash payment of his pro rata target incentive bonus and any earned or accrued compensation as of December 31 of the year of termination, but if Mr. Neral is terminated on December 31, he receives his actual earned incentive bonus for the year of termination;

•

a lump sum cash payment in an amount equal to the Company’s cost of Mr. Neral’s medical, dental and vision coverage in effect on December 31 of the year of termination, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment;

•

for termination without cause, performance-based equity awards vest on a pro rata basis through the termination date, for resignation without good reason, performance-based equity awards stop vesting as of the beginning of the year of termination and all unvested performance-based equity awards are forfeited; and

•	time-based equity awards granted July 2012 become fully vested and time-based equity awards granted September 2012 immediately stop vesting and unvested time-based equity awards are forfeited.

Upon change of control:

•

if a change of control occurs at any time and employment is terminated, then all unvested time-based equity awards granted July 2012 become fully vested, if a change of control occurs prior to July 2, 2014 and employment is terminated without cause or Mr. Neral resigns for good reason within 18 months of the change of control, then 50% of the unvested time-based and performance-based equity awards granted September 2012 will vest and the unvested time-based and performance-based equity awards will be forfeited, and if a change of control occurs after July 2, 2014, and employment is terminated without cause or Mr. Neral resigns for good reason within 18 months of the change of control, then all time-based equity awards granted September 2012 and all performance-based equity awards become fully vested .

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation, including any incentive compensation for which the performance period has been completed; and

•

all performance-based equity awards stop vesting as of the beginning of the year of termination, no performance-based equity awards are earned in the year of termination, all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation. Mr. Neral is not entitled to receive any cash incentive payments; and

•	all vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•

a lump sum cash payment of all accrued compensation and a pro rata payment of his target incentive bonus for the year in which his disability or death occurs, and if termination of employment is on December 31, Mr. Neral receives his actual earned incentive bonus for the year of termination;

•	in the event of death, Mr. Neral’s beneficiary shall receive payments under an insurance policy funded by the Company; and

•

performance-based equity awards vest on a pro rata basis through the termination date, time-based equity awards granted July 2012 become fully vested and time-based equity awards granted September 2012 immediately stop vesting and unvested time-based and performance-based equity awards are forfeited.

Harold C. Finders

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to two times the sum of his base salary and target incentive bonus;

•

a lump sum cash payment of all earned or accrued compensation, such as unpaid base salary, unused vacation, unreimbursed business expenses, accrued employment or retirement benefits under an employee benefit program and a pro rata payment of Mr. Finders’ target incentive bonus for the year of termination;

•

a lump sum cash payment in an amount equal to two times the Company’s cost of Mr. Finders’ medical, dental and vision coverage in effect on December 31, as increased by a tax gross-up payment equal to the applicable tax imposed on such payment;

•

a lump sum cash payment in an amount equal to two times $17,500, in lieu of retirement, life insurance and long term disability coverage, as increased by a tax gross-up payment equal to the applicable tax imposed on such payment;

•	performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date, and all unearned performance-based equity awards are forfeited. Upon resignation for good reason, all unvested performance-based equity awards granted in or after June 2011 shall be forfeited;

•	time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited; and

•

if a sale of our FS business segment occurs but Mr. Finders’ employment agreement is not retained or assumed, then performance-based equity awards are treated as described above and all unvested time-based equity awards granted before May 2010 become fully vested, and unvested time-based equity granted in or after May 2010 immediately stops vesting.

Upon change of control:

•

if a change of control occurs and employment is terminated or his employment agreement is not assumed, then all unvested performance-based equity awards granted before June 2011 vest on a return-on-equity basis, if the change of control occurs during the performance period, vesting of performance-based equity awards granted in and after June 2011 shall be determined by the Compensation Committee of the Board and the CEO in mutual consultation in a manner they jointly consider equitable under the circumstances, and if the change of control occurs after the performance period, any earned but unvested performance equity shall become fully vested; and

•

all unvested time-based equity awards granted before June 2011 become fully vested and all other unvested time-based equity awards vest if employment is terminated without cause within six months following a change of control; and

Upon termination due to resignation without good reason:

•	a lump sum cash payment of all accrued compensation with the exception of his pro rata target incentive bonus;

•

if the termination occurs during the performance period, then all performance-based equity awards stop vesting as of the date of termination and no performance-based equity awards are earned in the year of termination; and if the termination occurs after the performance period, then any performance-based equity that was earned in the performance period shall stop vesting as of the termination date; and

•	all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation with the exception of his pro rata target incentive bonus; and

•	all vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation, including a pro rata payment of his target incentive bonus for the year of termination;

•	in the event of death, Mr. Finders beneficiaries shall receive payments under an insurance policy offered through and partially funded by the Company;

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date; and

•

all time-based equity awards granted prior to November 2012 immediately stop vesting and all unvested time-based equity awards are forfeited and time-based equity awards granted in November 2012 shall vest as to (i) 50% if Mr. Finders’ death occurs prior to November 15, 2013, (ii) 75% if his death occurs between November 15, 2013 and November 15, 2014, and (iii) 100% if his death occurs on or after November 15, 2014; and if Mr. Finders terminates due to disability then time-based equity awards granted in November 2012 immediately stop vesting and unvested time-based equity is forfeited.

Andrew A. Stern

Upon termination without cause or resignation for good reason:

•	a lump sum cash payment equal to two times the sum of his base salary and target incentive bonus;

•

a lump sum cash payment of his pro rata incentive bonus based upon the incentive bonus earned in the year of termination multiplied by the number of days in which he was employed during such year divided by 365, and earned or accrued compensation as of December 31 of the year of termination;

•

a lump sum cash payment in an amount equal to the Company’s cost of the his medical, dental and vision coverage in effect on December 31 of the year of termination for a one-year period, as increased by a tax gross-up payment equal to the income and FICA tax imposed on such payment; and

•

all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited, except that, upon a sale or other disposition of 80% or more of the AS business, in exchange for the cancellation of his unvested time-based equity awards, a lump sum cash payment equal to 0.55% of the net proceeds received by the Company in the sale, reduced by the Company equity already received by him or vested pursuant to other Company equity awards.

Upon retirement or other voluntary termination:

•	a lump sum cash payment of all accrued compensation. Mr. Stern is not entitled to receive a pro rata incentive bonus for the year of termination; and

•	all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of all accrued compensation. Mr. Stern is not entitled to receive a pro rata incentive bonus for the year of termination; and

•	all vested and unvested time equity awards are forfeited.

Upon disability or death:

•	a lump sum cash payment of all accrued compensation and a pro rata payment of his incentive bonus for the year of termination;

•	in the event of death, Mr. Stern’s beneficiary shall receive payments under an insurance policy funded by the Company; and

•	all time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited.

Brian A. Traquair

Upon termination without cause:

•

Mr. Traquair is entitled to notice, or pay in lieu of notice, based on his 18 year tenure with the Company and other factors. Subject to his obligation to mitigate his damages, his pay in lieu of notice would be approximately 18 months of total compensation based on his annual base salary and target incentive bonus;

•

a lump sum cash payment equal to 18 months of the Company’s cost of Mr. Traquair’s medical, dental, vision, long term disability and life insurance coverage, as well as 18 months of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date, and all unearned performance-based equity awards are forfeited. Upon resignation, all unvested performance-based equity awards shall be forfeited;

•	time-based equity awards immediately stop vesting and all unvested time-based equity awards are forfeited; and

•

if a sale of our FS business segment occurs and Mr. Traquair’s employment is terminated, then performance-based equity awards are treated as described above and all unvested time-based equity awards granted before May 2010 become fully vested, and unvested time-based equity granted in or after May 2010 immediately stops vesting.

Upon change of control:

•

if a change of control occurs and employment is terminated without cause, Mr. Traquair is entitled to notice, or pay in lieu of notice, based on his 18 year tenure with the Company and other factors. Subject to his obligation to mitigate his damages, his pay in lieu of notice would be approximately 18 months of total compensation based on his annual base salary and target incentive bonus;

•

a lump sum cash payment equal to 18 months of the Company’s cost of Mr. Traquair’s medical, dental, vision, long term disability and life insurance coverage, as well as 18 months of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•

if a change of control occurs during the performance period and employment is terminated, then vesting of performance-based equity awards granted shall be determined by the Compensation Committee of the Board and the CEO in mutual consultation in a manner they jointly consider equitable under the circumstances, and if the change of control occurs after the performance period, any earned but unvested performance equity shall become fully vested, all unvested time-based equity awards become fully vested if employment is terminated without cause within six months following a change of control.

Upon termination due to resignation:

•	a lump sum cash payment of accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination.

•

if the termination occurs during the performance period, then all performance-based equity awards stop vesting as of the date of termination and no performance-based equity awards are earned in the year of termination; and if the termination occurs after the performance period, then any performance-based equity that was earned in the performance period shall stop vesting as of the termination date; and

•	all time-based equity awards immediately stop vesting, and all unvested time-based and performance-based equity awards are forfeited.

Upon termination for cause:

•	a lump sum cash payment of accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination.

•	all vested and unvested time and performance equity awards are forfeited.

Upon disability or death:

•	upon termination in the event of disability, Mr. Traquair is entitled to eight weeks of base salary, as well as an 18 week severance payment, for a total of 26 weeks of base salary;

•

Upon termination in the event of disability, a lump sum cash payment equal to eight weeks of the Company’s cost of Mr. Traquair’s medical, dental, vision, long term disability and life insurance coverage, as well as eight weeks of contributions made by the Company to a retirement savings program for Mr. Traquair’s benefit;

•	Mr. Traquair is entitled to accrued compensation. Mr. Traquair is not entitled to receive a pro rata incentive bonus for the year of termination.

•	in the event of death, Mr. Traquair’s beneficiary shall receive payment under an insurance policy funded by the Company; and

•

performance-based equity awards vest on a pro rata basis through the termination date, any unvested portion of earned performance-based equity awards shall become fully vested at the termination date, all time-based equity awards granted prior to November 2012 immediately stop vesting and all unvested time-based equity awards are forfeited and time-based equity awards granted November 2012 shall vest as to (i) 50% if Mr. Traquair’s death occurs prior to November 15, 2013, (ii) 75% if his death occurs between November 15, 2013 and November 15, 2014, and (iii) 100% if his death occurs on or after November 15, 2014, if Mr. Traquair terminates due to disability then time-based equity awards granted November 2012 immediately stop vesting and unvested time-based equity is forfeited.

In order to receive any of the above described severance benefits, the named executive, other than Mr. Traquair, is required to execute a release of all claims against the Company. In order to exercise stock options or receive distribution of RSU shares, the named executive must execute a certificate of compliance with respect to the restrictive covenants contained in his employment agreement, if applicable, and all other agreements with the Company.

With the exception of Mr. Woods, the tables below reflect the amount of compensation payable to each of the named executives in the event of termination of such executive’s employment. The amounts shown assume that such termination was effective as of December 31, 2012, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the named executives upon their termination. The actual amounts to be paid, if any, can only be determined at the time of such named executive’s separation from the Company. Mr. Woods’ employment with the Company ended prior to December 31, 2012, and therefore, the amounts disclosed for Mr. Woods reflect the actual separation payment he received.

Russell P. Fradin—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Retirement or Other Voluntary Termination	Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$5,400,000	—	—	$5,400,000		—	—
Incentive Bonus of Year of Termination(2)	$1,800,000	—	—	$1,800,000		$1,800,000	$1,800,000
Time-Based Equity Awards(3)	—	—	—	$3,399,513		—	—
Benefits & Perquisites:
Health Benefits(4)	$26,592	—	—	$26,592		—	—
Life Insurance Proceeds	—	—	—	—		—	$1,000,000
Accrued Vacation Pay	$17,308	$17,308	$17,308	$17,308		$17,308	$17,308
Excise Tax & Gross-Up	—	—	—	—	(5)	—	—
Total:	$7,243,900	$17,308	$17,308	$10,643,413		$1,817,308	$2,817,308

(1)	Consists of two times the sum of (a) 2012 base salary of $900,000 and (b) 2012 target incentive bonus of $1,800,000.

(2)	Represents the amount of Mr. Fradin’s incentive bonus earned for 2012.

(3)	Represents the value of accelerated unvested time-based RSUs based upon a fair market price of $16.61 per Unit as of December 31, 2012.

(4)	Represents the cost of premiums under COBRA for medical, dental and vision coverage less employee co-pay for such coverage for 18 months, as increased by a tax gross-up payment equal to the estimated taxes that would be imposed on such payments.

(5)	The Company and Mr. Fradin have agreed to cooperate to obtain shareholder approval of any change of control payments that would otherwise be subject to excise tax under section 4999 of the Internal Revenue Code, so the estimates assume that no excise will apply.

Charles J. Neral—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control		Termination Due to Retirement or Other Voluntary Termination		Termination For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$1,000,000		—		—	$2,000,000		—		—
Target Incentive Bonus of Year of Termination(2)	$250,000		—		—	$250,000		$250,000		$250,000
Incentive Bonus of Year of Termination	—		$250,000	(3)	—	—		—		—
Time-Based Equity Awards	$1,937,723	(4)	—		—	$2,562,508	(5)	$1,937,723	(4)	$1,937,723	(4)
Performance-Based Equity Awards	—		—		—	$468,585	(6)	—		—
Benefits & Perquisites:
Health Benefits	—		—		—	—		—		—
Life Insurance Proceeds	—		—		—	—		—		$1,000,000
Accrued Vacation Pay	$4,808		$4,808		$4,808	$4,808		$4,808		$4,808
Signing Bonus Repayment(7)			($50,137)
Total:	$3,192,531		$204,671		$4,808	$5,285,901		$2,192,531		$3,192,531

(1)	With regard to (i) a termination without cause, consists of the sum of (a) 2012 base salary of $500,000 and (b) 2012 target incentive bonus of $500,000 and (ii) a termination due to a change of control, consists of two times the sum of (a) 2012 base salary of $500,000 and (b) 2012 target incentive bonus of $500,000.

(2)	Represents the pro rata amount of Mr. Neral’s target incentive bonus for 2012. Because Mr. Neral’s termination is deemed to have occurred on December 31, he is entitled to receive his actual, earned incentive bonus for 2012.

(3)	Represents the amount of Mr. Neral’s incentive bonus earned for 2012.

(4)	Represents the value of accelerated unvested time-based equity granted July 2012 based upon a fair market price of $16.61 per Unit as of December 31, 2012.

(5)	Represents the value of accelerated unvested time-based equity granted July 2012 and 50% of accelerated unvested time-based equity granted September 2012 based upon a fair market price of $16.61 per Unit as of December 31, 2012.

(6)	Represents the value of 50% of accelerated unvested performance-based equity granted September 2012 based upon a fair market price of $16.61 per Unit as of December 31, 2012.

(7)	Represents the pro rata amount of Mr. Neral’s signing bonus repayment requirement upon his voluntary termination for any reason within twelve months from his date of hire.

Robert F. Woods—Separation Payments and Benefits

In connection with Mr. Woods’ voluntary resignation, effective as of July 1, 2012, Mr. Woods received (i) a lump sum cash payment of $26,284, of which $7,780 is a tax gross up, representing the Company’s cost of Mr. Woods’ current medical and dental coverage for a two year period, and (ii) $35,000 representing his accrued but unused vacation time.

Harold C. Finders—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control		Termination For Cause; Resignation Without Good Reason	Termination Due to Sale of Business Employment Not Offered		Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation
Base Salary & Target Incentive Bonus(1)	$3,244,487		—	$3,244,487		$3,244,487		—		—
Target Incentive Bonus of Year of Termination	$873,936		—	$873,936		$873,936		$873,936		$873,936
Time-Based Equity Awards(2)	—		—	$100,559		$1,218,000		—		$208,248
Performance-Based Equity Awards	$541,745	(3)	—	$541,745	(3)	$1,408,046	(4)	$541,745	(3)	$541,745	(3)
Benefits & Perquisites:
Health and Welfare Benefits(5)	$101,442		—	$101,442		$101,442		—		—
Disability Benefits(6)	—		—	—		—		$16,821,862		—
Death Benefits(7)	—		—	—		—		—		$3,060,961
Accrued Vacation Pay	$155,124		$155,124	$155,124		$155,124		$155,124		$155,124
Total:	$4,916,734		$154,124	$5,017,293		$7,001,035		$18,392,667		$4,840,014

(1)	Consists of two times the sum of (a) 2012 base salary of $748,308 and (b) 2012 target incentive bonus of $873,936. Mr. Finders’ payments would be in Swiss Francs (CHF). All amounts reported in the table have been converted into U.S. dollars at the December 31, 2012 currency exchange rate of 1.09242.

(2)	Represents the value of applicable accelerated unvested time-based equity awards based upon a fair market price of $16.61 per Unit as of December 31, 2012. Excludes the value of underwater time-based options.

(3)	Represents the value of the applicable accelerated earned and unvested portion of performance-based equity awards. Excludes the value of underwater performance-based options.

(4)	For performance-based equity awards granted before June 2011, represents the value of accelerated unvested performance-based equity if the Sponsors receive an amount constituting at least 300% of their Investment and an IRR of 16% or higher. If the Sponsors receive less than 300% of their Investment or an amount constituting at least 300% of their Investment but less than 14% IRR, the performance-based equity will not accelerate. For performance-based equity awards granted in June 2011 and February 2012, represents the value of all unvested earned performance-based equity. Excludes the value of underwater performance-based options.

(5)	Consists of two times the sum of (a) the Company’s cost for Mr. Finders’ medical benefits and (b) $17,500 in lieu of the Company’s defined contribution pension plan contribution, life insurance and long-term disability coverage. The health and welfare benefits have been increased by a tax gross-up equal to the estimated taxes that would be imposed on such payments.

(6)	Represents a lump sum payment upon disability due to an accident of $15,983,197 and the estimated present value of annual annuity payments to age 65 from insurance coverage for which the Company pays premiums. Upon disability due to sickness, Mr. Finders would receive annual annuity payments to age 65 but no lump sum payment and his children would receive an annual annuity until they reach the age of 25 (two and five years remaining).

(7)	Represents a lump sum payment upon death due to an accident. Mr. Finders’ spouse would also receive an annual annuity for life of $55,058 and each of his children would receive an annual annuity of $20,647 until they reach the age of 25 (two and five years remaining). Upon death due to sickness, Mr. Finders’ estate would receive a smaller lump sum and his spouse and children would receive a larger annuity amount. Portions of the reported benefits payable upon Mr. Finders’ death are financed by contributions made by Mr. Finders.

Andrew A. Stern—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause or Resignation For Good Reason Without Change of Control	Termination Due to Retirement, Other Voluntary Termination or For Cause	Termination Without Cause or Resignation For Good Reason With Change of Control		Termination Due to Disability	Termination Due to Death
Compensation:
Base Salary & Target Incentive Bonus(1)	$2,634,000	—	$2,634,000		—	—
Incentive Bonus of Year of Termination	$723,134	—	$723,134		$723,134	$723,134
Time-Based Equity Awards(2)	—	—	—		—	—
Benefits & Perquisites:
Health and Welfare Benefits(3)	$23,938	—	$23,938		—	—
Life Insurance Proceeds	—	—	—		—	$1,000,000
Accrued Vacation Pay	$10,423	$10,423	$10,423		$10,423	$10,423
Excise Tax & Gross-Up	—	—	—	(4)	—	—
Total:	$3,391,495	$10,423	$3,391,495		$733,557	$1,733,557

(1)	Consists of two times the sum of (a) 2012 base salary of $542,000 and (b) 2012 target incentive bonus of $775,000.

(2)	Mr. Stern is entitled to a cash payment upon a sale or other disposition of 80% or more of the AS business in exchange for the cancellation of his unvested time-based equity awards, as described above under Potential Payments Upon Termination or Change of Control—Andrew A. Stern.

(3)	Consists of the sum of the Company’s cost for Mr. Stern’s medical, dental and vision coverage for one year. The health and welfare benefits have been increased by a tax gross-up equal to the estimated income and FICA tax that would be imposed on such payments.

(4)	The Company and Mr. Stern have agreed to cooperate to obtain shareholder approval of any change of control payments that would otherwise be subject to excise tax under section 4999 of the Internal Revenue Code, so the estimates assume that no excise tax will apply.

Brian A. Traquair—Potential Termination Payments and Benefits

Executive Benefits and Payment Upon Termination	Termination Without Cause Without Change of Control		Termination For Cause; Resignation	Termination Due to Sale of Business Employment Not Offered		Termination Without Cause With Change of Control		Termination Due to Disability		Termination Due to Death
Compensation
Base Salary & Target Incentive Bonus(1)	$1,790,919		—	$1,790,919		$1,790,919		—		—
Time-Based Equity Awards(2)	—		—	$47,787		$604,722		—		$156,176
Performance-Based Equity Awards(3)	$197,075		—	$197,075		$197,075		$197,075		$197,075
Benefits & Perquisites:
Health and Welfare Benefits	$32,108	(4)	—	$32,108	(4)	$32,108	(4)	$3,568	(5)	—
Disability Benefits	—		—	—		—		$298,487	(6)	—
Death Benefits	—		—	—		—		—		$1,000,000
Accrued Vacation Pay	$11,480		$11,480	$11,480		$11,480		$11,480		$11,480
Total:	$2,031,583		$11,480	$2,079,369		$2,636,304		$510,610		$1,364,731

(1)	Consists of 18 months of the sum of (a) 2012 base salary of $596,973 and (b) 2012 target incentive bonus of $596,973. Mr. Traquair’s payments would be in Canadian Dollars. All amounts reported in the table have been converted into U.S. dollars at the December 31, 2012 currency exchange rate of 1.00670.

(2)	Represents the value of applicable accelerated unvested time-based equity awards based upon a fair market price of $16.61 per Unit as of December 31, 2012. Excludes the value of underwater time-based options.

(3)	Represents the value of the applicable accelerated earned and unvested portion of performance-based equity awards based upon a fair market price of $16.61 per Unit as of December 31, 2012. Excludes the value of underwater performance-based options.

(4)	Consists of 18 months of the sum of the Company’s cost for Mr. Traquair’s (i) medical, dental, long term disability, basic life & accidental death coverages, and (ii) pension contributions.

(5)	Consists of the sum of the Company’s cost for Mr. Traquair’s (i) medical, dental, long term disability, basic life & accidental death coverages, and (ii)pension contributions for 2 months.

(6)	Represents 26 weeks of 2012 base salary.

Director Compensation

None of our directors receive compensation for serving as directors, except James L. Mann, who resigned from the Boards in November 2012. Mr. Mann received annual director equity awards; he did not receive any cash director fees. On September 12, 2012, Mr. Mann was granted a time-based equity grant consisting of an RSU for 1,868 Units; however, the award was forfeited upon his resignation in accordance with the terms of the award. The following table contains for Mr. Mann compensation received during the year ended December 31, 2012 for serving as a director of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James L. Mann	—	$37,248	—	—	—	—	$37,248

(1)	Amount shown is the fair market value of RSUs granted and reflects the fair market value per Unit on the date of grant multiplied by the number of RSUs granted. The award was forfeited upon Mr. Mann’s resignation in November 2012.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Mr. Greene, who was appointed to the Compensation Committee in 2005 in connection with the LBO, and Messrs. Gordon and Noell, who were each appointed to the Compensation Committee in 2012 replacing Mr. Marren, who became chairperson of the Audit Committee, and John Connaughton and Julie Richardson, who each resigned from the Boards in late 2012. None of these individuals has been at any time an officer or employee of our Company. During 2012, we had no compensation committee “interlocks” — meaning that it was not the case that an executive officer of ours served as a director or member of the compensation committee of another entity and an executive officer of the other entity served as a director or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

There are no compensation plans under which our common stock is authorized for issuance. The following table contains certain information as of December 31, 2012 with respect to the SunGard 2005 Management Incentive Plan, as amended, under which equity in the Parent Companies is authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants and Rights (A)			Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(B)		Number of Securities Remaining Available forIssuance Under Equity Compensation Plans(excluding SecuritiesReflected in Column (A))(C)
	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock			Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Equity compensation plans approved by security holders
Options for Units	20,933,116	2,325,186	805,120	$14.01
Restricted Stock Units	10,564,509	1,173,473	406,327	$22.09	*	28,477,656	3,120,478	1,157,088
Options for Class A Common Stock	6,603,313			$1.71
Equity compensation plans not approved by security holders	—	—	—	—		—	—	—
Total	38,100,937	3,498,659	1,211,447			28,477,656	3,120,478	1,157,088

*	Value of RSUs as of date of grant.

Beneficial Ownership

All of our outstanding stock is beneficially owned by SCC and SCCII through its wholly owned subsidiaries. The following table presents information regarding beneficial ownership of the equity securities of SCC and SCCII as of March 1, 2013 by each person who is known by us to beneficially own more than 5% of the equity securities of SCC and SCCII, by each of our directors, by each of the named executives, and by all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)			Percent of Classes(2)
	Class A Common	Class L Common	Preferred
Bain Funds(3)	34,849,657	3,872,184	1,340,371	13.59%
Blackstone Funds(4)	34,849,657	3,872,184	1,340,371	13.59%
GS Limited Partnerships(5)	28,393,651	3,154,850	1,092,063	11.07%
KKR Funds(6)	34,849,657	3,872,184	1,340,371	13.59%
Providence Equity Funds(7)	21,295,238	2,366,138	819,048	8.30%
Silver Lake Funds(8)	34,488,546	3,832,061	1,326,483	13.45%
TPG Funds(9)	34,849,657	3,872,184	1,340,371	13.59%
Martin Brand(4)(11) (director)	34,849,657	3,872,184	1,340,371	13.59%
Christopher Gordon(12) (director)	—	—	—	—
Harold C. Finders(10) (named executive)	784,615	81,762	28,302	—
Russell P. Fradin (director and named executive) (10)	440,290	48,921	16,934	—
James H. Greene, Jr.(13) (director)	—	—	—	—
Glenn H. Hutchins(8)(14) (director)	34,488,546	3,832,061	1,326,483	13.45%
John Marren(15) (director)	—	—	—	—
Sanjeev Mehra(5)(16) (director)	28,393,651	3,154,850	1,092,063	11.07%
Davis Noell(7)(17) (director)	21,295,238	2,366,138	819,048	8.30%
Brian A. Traquair(10) (named executive)	267,943	21,810	7,550	—
Andrew A. Stern(10) (named executive)	299,103	10,244	3,546	—
Charles J. Neral(10) (named executive)	24,450	2,717	940	—
Robert F. Woods(10) (named executive)	—	—	—	—
All 17 directors and current executive officers as a group(10)(11)(12)(13)(14)(15)(16)(17)(18)	121,405,110	13,446,012	4,654,388	47.19%

(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Class A shares of common stock of SCC, Class L shares of common stock of SCC and preferred shares of SCCII are referred to in the notes to this table as, respectively, Class A shares, Class L shares and preferred shares.

(2)	Unless otherwise indicated, the beneficial ownership of any named person does not exceed, in the aggregate, one percent of the outstanding equity securities of SCC and SCCII Corp. II on March 1, 2013, as adjusted as required by applicable rules.

(3)

Includes (i) 34,693,273 Class A shares, 3,801,832 Class L shares and 1,313,076 preferred shares held by Bain Capital Integral Investors, LLC (“Bain Integral”), whose administrative member is Bain Capital Investors, LLC (“BCI”); and (ii) 156,384 Class A shares, 70,352 Class L shares and 27,295 preferred shares held by BCIP TCV, LLC (“BCIP TCV” and, together with Bain Integral, the “Bain Funds”), whose administrative member is BCI. The address of each of the entities listed in this footnote is c/o Bain Capital, LLC, John Hancock Tower, 200 Clarendon Street, 111 Huntington Avenue, Boston, Massachusetts 02199.

(4)	Includes (i) 18,317,228 Class A shares, 2,035,248 Class L shares and 704,509 preferred shares held by Blackstone Capital Partners IV L.P. (“BCP IV”), whose general partner is Blackstone Management Associates IV L.L.C. (“BMA IV”); (ii) 289,253 Class A shares, 32,139 Class L shares and 11,125 preferred shares held by Blackstone Capital Partners IV-A L.P. (“BCP IV-A”), whose general partner is BMA IV; (iii) 810,541 Class A shares, 90,060 Class L shares and 31,175 preferred shares held by Blackstone Family Investment Partnership IV-A L.P. (“BFIP IV-A”), whose general partner is BMA IV; (iv) 66,204 Class A shares, 7,356 Class L shares and 2,546 preferred shares held by Blackstone Participation Partnership IV L.P. (“BPP IV”), whose general partner is BMA IV; (v) 14,444,444 Class A shares, 1,604,938 Class L shares and 555,556 preferred shares held by Blackstone GT Communications Partners L.P. (“BGTCP”), whose general partner is Blackstone Communications Management Associates I L.L.C. (“BCMA IV”); and (vi) 921,986 Class A shares, 102,443 Class L shares and 35,461 preferred shares held by Blackstone Family Communications Partnership L.P. (“BFCP” and, collectively with BCP IV, BCP IV-A, BFIP IV-A, BPP IV and BGTCP, the “Blackstone Funds”), whose general partner is BCMA IV. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA IV and BCMA IV and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA IV and BCMA IV and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. The address of each of the entities listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(5)	The Goldman Sachs Group, Inc., which we refer to as GS Group, Goldman, Sachs & Co., which we refer to as Goldman Sachs, and certain of their affiliates may be deemed to own beneficially and indirectly Class A shares, Class L shares and preferred shares which are owned directly or indirectly by investment partnerships of which affiliates of Goldman Sachs and GS Group are the general partner, managing limited partner or managing partner. We refer to these investment partnerships as the GS Limited Partnerships. Goldman Sachs is an affiliate of each of, and investment manager for certain of, the GS Limited Partnerships. GS Group, Goldman, Sachs and the GS Limited Partnerships share voting power and investment power with certain of their respective affiliates. The GS Limited Partnerships and their respective beneficial ownership of shares of SCC and SCC II include: (i) 8,034,125 Class A shares, 892,681 Class L shares and 309,005 preferred shares held by GS Capital Partners 2000, L.P.; (ii) 2,552,674 Class A shares, 283,630 Class L shares and 98,180 preferred shares held by GS Capital Partners 2000 Employee Fund, L.P.; (iii) 2,919,293 Class A shares, 324,366 Class L shares and 112,281 preferred shares held by GS Capital Partners 2000 Offshore, L.P.; (iv) 354,921 Class A shares, 39,436 Class L shares and 13,651 preferred shares held by Goldman Sachs Direct Investment Fund 2000, L.P.; (v) 335,812 Class A shares, 37,312 Class L shares and 12,916 preferred shares held by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG; (vi) 7,475,480 Class A shares, 830,609 Class L shares and 287,518 preferred shares held by GS Capital Partners V Fund, L.P.; (vii) 3,861,537 Class A shares, 429,060 Class L shares and 148,521 preferred shares held by GS Capital Partners V Offshore Fund, L.P.; (viii) 296,373 Class A shares, 32,930 Class L shares and 11,399 preferred shares held by GS Capital Partners V GmbH & Co. KG; and (ix) 2,563,436 Class A shares, 284,826 Class L shares and 98,594 preferred shares held by GS Capital Partners V Institutional, L.P. Each of Goldman Sachs and GS Group disclaims beneficial ownership of the shares owned directly and indirectly by the GS Limited Partnerships, except to the extent of their pecuniary interest therein, if any. The address for GS Group, Goldman Sachs and the GS Limited Partnerships is 200 West Street, New York, New York 10282.

(6)	Includes (i) 33,937,852 Class A shares, 3,770,872 Class L shares and 1,305,302 preferred shares held by KKR Millennium Fund L.P. (“KKR Millennium Fund”), whose general partner is KKR Associates Millennium L.P., whose general partner is KKR Millennium GP LLC; and (ii) 911,806 Class A shares, 101,312 Class L shares and 35,069 preferred shares held by KKR Partners III, L.P. (“KKR III” and, together with KKR Millennium Fund, the “KKR Funds”), whose general partner is KKR III GP LLC. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(7)	Includes (i) 18,390,397 Class A shares, 2,043,377 Class L shares and 707,323 preferred shares held by Providence Equity Partners V LP (“PEP V”), whose general partner is Providence Equity GP V LP, whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); and (ii) 2,904,841 Class A shares, 322,760 Class L shares and 111,725 preferred shares held by Providence Equity Partners V-A LP (“PEP V-A” and, together with PEP V, the “Providence Equity Funds”), whose general partner is Providence Equity GP V LP, whose general partner is PEP V LLC. PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. Messrs. Angelakis, Creamer, Masiello, Mathieu, Nelson, Pelson and Salem are members of PEP V LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaim such beneficial ownership. The address of each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(8)	Includes (i) 34,440,889 Class A shares, 3,826,765 Class L shares and 1,324,650 preferred shares held by Silver Lake Partners II, L.P. (“SLP II”), whose general partner is Silver Lake Technology Associates II, L.L.C. (“SLTA II”); and (ii) 47,657 Class A shares, 5,295 Class L shares and 1,833 preferred shares held by Silver Lake Technology Investors II, L.P. (“SLTI II” and, together with SLP II, the “Silver Lake Funds”), whose general partner is SLTA II. The address of each of the entities listed in this footnote is c/o Silver Lake, 9 West 57th Street, 32nd Floor, New York, New York 10019.

(9)	Includes (i) 20,745,833 Class A shares, 2,305,093 Class L shares and 797,917 preferred shares held by TPG Partners IV, L.P. (“Partners IV”), whose general partner is TPG GenPar IV, L.P. (“GenPar IV”), whose general partner is TPG GenPar IV Advisors, LLC (“Advisors IV”), whose managing member is TPG Holdings I, L.P., whose general partner is TPG Holdings I-A, LLC, whose sole member is TPG Group Holdings (SBS), L.P., whose sole general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”); (ii) 2,349,389 Class A shares, 261,043 Class L shares and 90,361 preferred shares held by T3 Partners II, L.P. (“T3 Partners II”), whose general partner is T3 GenPar II, L.P. (“T3 GenPar II”), whose general partner is T3 Advisors II, Inc. (“T3 Advisors II”); (iii) 377,000 Class A shares, 41,889 Class L shares and 14,500 preferred shares held by T3 Parallel II, L.P. (“T3 Parallel II”), whose general partner is T3 GenPar II; (iv) 5,416,667 Class A shares, 601,852 Class L shares and 208,333 preferred shares held by TPG Solar III LLC (“Solar III”), whose managing member is TPG Partners III, L.P., whose general partner is TPG GenPar III, L.P., whose general partner is TPG Advisors III, Inc. (“Advisors III”); and (v) 5,960,768 Class A shares, 662,308 Class L shares and 229,260 preferred shares held by TPG Solar Co-Invest LLC (“Solar Co-Invest” and, collectively with Partners IV, T3 Partners II, T3 Parallel II and Solar III, the “TPG Funds”), whose managing member is GenPar IV. David Bonderman and James G. Coulter are officers, directors, and sole shareholders of Group Advisors, T3 Advisors II and TPG Advisors III and may therefore be deemed to beneficially own the shares held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by the TPG Funds except to the extent of their pecuniary interest therein. The address of TPG Funds and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Fort Worth, Texas 76102.

(10)	Includes the following shares which the beneficial owner has the right to acquire within 60 days after March 1, 2013 by stock option exercise or RSU distribution:

Beneficial Owner	Shares of Class A Common Stock	Shares of Class L Common Stock	Shares of Preferred Stock
Harold C. Finders	673,393	69,404	24,024
Russell P. Fradin	133,033	14,781	5,117
Brian A. Traquair	247,151	19,500	6,750
Andrew A. Stern	299,103	10,244	3,546
Charles J. Neral	24,450	2,717	940
Robert F. Woods	—	—	—
All 17 directors and current executive officers as a group	1,934,662	171,517	59,371

(11)	Mr. Brand, a director of the Parent Companies and SunGard, is a managing director of The Blackstone Group, L.P. Amounts disclosed for Mr. Brand are also included above in the amounts disclosed in the table next to “Blackstone Funds.” Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his pecuniary interest therein. Mr. Brand does not have sole voting or investment power with respect to the shares owned by the Blackstone Funds.

(12)	BCI is controlled by an Investment Committee comprised of the following Managing Directors of Bain Capital: Andrew Balson, Steven Barnes, Joshua Bekenstein, John Connaughton, Todd Cook, Paul Edgerley, Christopher Gordon, Blair Hendrix, Jordan Hitch, Matthew Levin, Ian Loring, Philip Loughlin, Mark Nunnelly, Stephen Pagliuca, Ian Reynolds, Mark Verdi, Michael Ward and Stephen Zide. Because investment and voting decisions at BCI are made jointly by Managing Directors of the entity, no individual Managing Director of BCI is the beneficial owner of the securities, except with respect to the shares in which such member holds a pecuniary interest. Mr. Gordon, a director of the Parent Companies and SunGard, is a Managing Director of Bain Capital Partners, LLC and may therefore be deemed to beneficially own the amounts disclosed in the table next to “Bain Funds.” Mr. Gordon disclaims beneficial ownership of any shares owned directly or indirectly by the Bain Funds, except to the extent of his pecuniary interest therein.

(13)	Mr. Greene, a director of the Parent Companies and SunGard, is an advisory partner of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Greene disclaims beneficial ownership of any shares owned directly or indirectly by the KKR Funds, except to the extent of his pecuniary interest therein.

(14)	Mr. Hutchins, a director of the Parent Companies and SunGard, is a managing director of SLTA II. Amounts disclosed for Mr. Hutchins are also included above in the amounts disclosed in the table next to “Silver Lake Funds.” Mr. Hutchins disclaims beneficial ownership of any shares owned directly or indirectly by the Silver Lake Funds, except to the extent of his pecuniary interest therein.

(15)	Mr. Marren, a director of the Parent Companies and SunGard, is a senior partner of TPG Capital, L.P., an affiliate of the TPG Funds. Mr. Marren does not have voting or investment power over, and disclaims beneficial ownership of, the shares held by the TPG Funds.

(16)	Mr. Mehra, a director of the Parent Companies and SunGard, is a managing director of Goldman Sachs. Amounts disclosed for Mr. Mehra are also included above in the amounts disclosed in the table next to “GS Limited Partnerships.” Mr. Mehra disclaims beneficial ownership of any shares owned directly or indirectly by the GS Limited Partnerships, except to the extent of his pecuniary interest therein.

(17)	Mr. Noell, a director of the Parent Companies and SunGard, is a Principal of Providence Equity L.L.C., an affiliate of the Providence Equity Funds. Amounts disclosed for Mr. Noell are also included above in the amounts disclosed in the table next to “Providence Equity Funds.” Mr. Noell disclaims beneficial ownership of any shares owned directly or indirectly by the Providence Equity Funds, except to the extent of his pecuniary interest therein.

(18)	Excluding shares beneficially owned by Messrs. Brand, Hutchins, Mehra and Noell the number of shares beneficially owned by all directors and executive officers as a group is as follows: Class A shares—2,378,018; Class L shares—220,779; preferred shares—76,423; percent of classes—does not exceed, in the aggregate, one percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On August 11, 2005, upon completion of the LBO, the Company and its four parent companies entered into a management agreement with affiliates of each of the Sponsors pursuant to which such entities or their affiliates will provide management consulting services, including financial, managerial and operational advice and implementation of strategies for improving the operating, marketing and financial performance of the Company and its subsidiaries. Under the management agreement, affiliates of the Sponsors receive quarterly annual management fees equal to 1% of the Company’s quarterly “EBITDA,” as defined in the Indenture dated August 11, 2005 governing the senior notes due 2013 (but assuming the management fee had not been paid for purposes of such calculation), and reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of management consulting services pursuant to the agreement. For the years ended December 31, 2010, 2011 and 2012, the Company recorded $16 million, $12 million and $14 million, respectively, relating to management fees in continuing operations. In addition, for the years ended December 31, 2010, 2011 and 2012, the Company recorded $2 million, $1 million and $18 million, respectively, relating to management fees in discontinued operations.

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

In March 2012, Goldman Sachs & Co. (“GS”) received fees of $1,446,000 in connection with amendments to our senior secured credit agreement. In November 2012, GS received fees of $984,000 in connection with the issuance of our senior subordinated notes due 2019, and in December 2012, GS received fees of $521,000 in connection with amendments to our senior secured credit agreement.

Effective February 16, 2007, we entered into a three-year participation agreement with one-year renewal terms (“participation agreement”) with Core Trust Purchasing Group, a division of HealthTrust Purchasing Corporation (“CPG”), designating CPG as our exclusive “group purchasing organization” for the purchase of certain products and services from third party vendors. CPG secures from vendors pricing terms for goods and services that are believed to be more favorable than participants in the group purchasing organization could obtain for themselves on an individual basis. Under the participation agreement, we must purchase 80% of the requirements of our participating locations for core categories of specified products and services, from vendors participating in the group purchasing arrangement with CPG, which for 2012 was $9,383,000, or CPG may terminate the contract. In connection with purchases by its participants (including us), CPG receives a commission from the vendors in respect of such purchases. Although CPG is not affiliated with Blackstone, in consideration for Blackstone’s facilitating our participation in CPG and monitoring the services CPG provides to us, CPG remits a portion of the commissions received from vendors in respect of our purchases under the participation agreement to an affiliate of Blackstone, with whom Martin Brand, a member of our Boards of Directors, is affiliated and in which he may have an indirect pecuniary interest.

DIRECTOR INDEPENDENCE

SCC, SCCII and SunGard are privately-held corporations and therefore are not required to have independent directors. Our Sponsor Directors may not be considered independent because of their affiliations with funds which hold more than 5% equity interests in the Parent Companies. Mr. Fradin is not an independent director because he is currently employed by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and review of our interim financial statements for 2011 and 2012, and fees for other services rendered by PricewaterhouseCoopers LLP for 2011 and 2012.

Fees	2011	2012
Audit fees(1)	$7,347,000	$7,631,000
Audit-related fees(2)	$1,252,000	$3,516,000
Tax fees(3)	$793,000	$870,000
All other fees(4)	$242,000	$101,000

Total Fees	$9,634,000	$12,118,000

(1)	In 2011, consists of services rendered in connection with the audit of our annual financial statements ($3,718,000), other SEC filings ($119,000) and certain broker/dealer audits and statutory audits ($3,510,000). In 2012, consists of services rendered in connection with the audit of our annual financial statements ($4,190,000), other SEC filings ($146,000) and certain broker/dealer audits and statutory audits ($3,295,000).

(2)	Consists of Statement on Standards for Attestation Engagements (SSAE) No. 16 data center audit fees, savings plan audits and special audits.

(3)	Consists of worldwide tax services primarily related to income tax return preparation and related matters.

(4)	Consists of other IT-related services, transaction due diligence fees, and accounting research software fees.

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

(a)(1) Financial Statements

See ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The Exhibits that are incorporated by reference in this Report or are filed with this Report are listed in the LIST OF EXHIBITS following the signature page of this Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II SUNGARD DATA SYSTEMS INC.

Date: March 20, 2013	By:	/s/ RUSSELL P. FRADIN
Russell P. Fradin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ RUSSELL P. FRADIN Russell P. Fradin	President, Chief Executive Officer and Director (principal executive officer)	March 20, 2013

/s/ Charles J. Neral Charles J. Neral	Senior Vice President-Finance and Chief Financial Officer (principal financial officer)	March 20, 2013

/S/ KAREN M. MULLANE Karen M. Mullane	Vice President and Controller (principal accounting officer)	March 20, 2013

/s/ Martin Brand Martin Brand	Director	March 20, 2013

/s/ Christopher Gordon Christopher Gordon	Director	March 20, 2013

/S/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	March 20, 2013

/S/ GLENN H. HUTCHINS Glenn H. Hutchins	Chairman of the Board of Directors	March 20, 2013

/S/ JOHN MARREN John Marren	Director	March 20, 2013

/S/ SANJEEV MEHRA Sanjeev Mehra	Director	March 20, 2013

/s/ R. Davis Noell R. Davis Noell	Director	March 20, 2013

List of Exhibits

NUMBER	DOCUMENT
2.1	Agreement and Plan of Merger, dated as of August 4, 2011, by and among SunGard Capital Corp., SunGard Data Systems Inc., SunGard Investment Ventures LLC, SunGard Higher Education Inc., Sophia Holding I, L.P., Sophia Holding II, L.P., Sophia, L.P., Sophia Purchaser Company, L.P., Sophia HE Merger Sub, Inc. and Datatel Parent Corp. (incorporated by reference to the Exhibits filed on SunGard’s Current Report on Form 8-K dated August 4, 2011 and filed August 10, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

2.2	Asset Purchase Agreement, dated as of August 4, 2011, by and among SunGard Data Systems Inc., SunGard Higher Education Inc., Sophia, L.P. and Sophia Purchaser Company, L.P. (incorporated by reference to the Exhibits filed on SunGard’s Current Report on Form 8-K dated August 4, 2011 and filed August 10, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

3.1	Amended and Restated Certificate of Incorporation of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

3.2	Amended and Restated Bylaws of SunGard (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (Commission File No. 1-12989)).

3.3	Second Amended and Restated Certificate of Incorporation of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 7, 2012 and filed November 13, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

3.4	Amended and Restated Bylaws of SunGard Capital Corp. (incorporated by reference to the Exhibits filed with SunGard Capital Corp.’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53653)).

3.5	Second Amended and Restated Certificate of Incorporation of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated December 17, 2012 and filed December 20, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

3.6	Amended and Restated Bylaws of SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SCCII’s Registration Statement on Form 10-12G filed on April 30, 2009 (Commission File No. 000-53654)).

4.1	Indenture dated January 15, 2004 between SunGard and The Bank of New York, as trustee (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-12989)).

4.2	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.375% Senior Notes (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 15, 2010 and filed November 16, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

4.3	Indenture, dated as of November 16, 2010, among SunGard Data Systems Inc., Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.625% Senior Notes (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 15, 2010 and filed November 16, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER	DOCUMENT
4.4	Indenture, dated as of November 1, 2012, among SunGard Data Systems Inc., Guarantors named therein and the Bank of New York Mellon, as Trustee, governing the 6.625% Senior Subordinated Notes due 2019 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 1, 2012 and filed November 7, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

4.5	Registration Rights Agreement, dated as of November 1, 2012, among SunGard Data Systems Inc., Guarantors named therein and CitiGroup Global Markets Inc. as Representative for the Initial Purchasers and Goldman, Sachs & Co. relating to the 6.625% Senior Subordinated Notes due 2019 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 1, 2012 and filed November 7, 2012 (Commission File No.’s 000-53653, 000-53654 and 1-12989, respectively)).

10.1	Lease, dated April 12, 1984, between SunGard and Broad and Noble Associates, Inc., relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania, and Amendments thereto, dated October 18, 1989, September 30, 1991 and November 19, 1992 (“401 Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-14232)).

10.2	Amendment to 401 Lease, dated October 9, 1995 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14232)).

10.3	Amendment to 401 Lease, dated December 23, 1996 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-14232)).

10.4	Amendment to 401 Lease, dated March 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-12989)).

10.5	Amendment to 401 Lease, dated December 18, 1997 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.1-12989)).

10.6	Amendment to 401 Lease, dated June 9, 1999 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-12989)).

10.7	Amendment to 401 Lease, dated June 29, 2000 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-12989)).

10.8	Amendment to 401 Lease, dated March 31, 2006 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-12989)).

10.9†	Lease, effective January 1, 2010 and dated November 20, 2009, between SunGard and Callowhill Management, Inc. relating to SunGard’s facility at 401 North Broad Street, Philadelphia, Pennsylvania (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively).

NUMBER	DOCUMENT
10.10	October 1999 Lease by and between Russo Family Limited Partnership and SunGard (as successor to Comdisco, Inc.); Amendment to Lease Agreement, dated November 15, 2001, by and between Russo Family Limited Partnership and SunGard; and Lease Assignment and Assumption Agreement, dated November 15, 2001, between Comdisco, Inc. and SunGard (each relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-12989)).

10.11	Amended and Restated Lease Agreement, dated November 23, 2009, by and between Russo Family Limited Partnership, L.P. and SunGard relating to SunGard’s facility at 777 Central Boulevard, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively).

10.12	August 2002 Lease Agreement between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (“760 Washington Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-12989)).

10.13	Amendment to 760 Washington Lease, dated May 16, 2003 (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No.1-12989)).

10.14	Amended and Restated Lease Agreement, dated November 23, 2009, by and between 760 Washington Avenue, L.L.C. and SunGard relating to SunGard’s facility at 760 Washington Avenue, Carlstadt, New Jersey (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.15	January 2005 Lease Agreement between 410 Commerce L.L.C. and SunGard relating to SunGard’s facility at 410 Commerce Boulevard, Carlstadt, New Jersey (“410 Commerce Boulevard Lease”) (incorporated by reference to the Exhibits filed with SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-12989)).

10.16	Amendment to 410 Commerce Boulevard Lease, dated November 23, 2009 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.17	Amended and Restated Credit Agreement, dated as of August 11, 2005, as amended and restated as of June 9, 2009, as further amended by the First Refinancing Amendment dated as of January 31, 2011, as further amended by the Second Refinancing and Incremental Amendment dated as of March 11, 2011, as further amended by the Third Amendment dated as of November 10, 2011, as further amended by the Fourth Amendment and Restatement Agreement dated as of March 2, 2012, as further amended by the Fifth Amendment and Restatement Agreement dated as of December 17, 2012, and as further amended by the Sixth Amendment and Restatement Agreement dated as of March 8, 2013 among SunGard Data Systems Inc., SunGard Holdco LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. (incorporated by reference to the Exhibit filed on SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated March 8, 2013 and filed March 14, 2013 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.18	Guarantee Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.19	Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.20	Intellectual Property Security Agreement, dated as of August 11, 2005, among SunGard Holdco LLC, SunGard Data Systems Inc., Solar Capital Corp., the Subsidiaries of SunGard Data Systems Inc. identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.21	Second Amended and Restated Credit and Security Agreement, dated as of December 19, 2012, by and among SunGard AR Financing LLC as the Borrower, the financial institutions party thereto from time to time as the Lenders, and General Electric Capital Corporation as a Lender, Swing Line Lender and Administrative Agent. (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated December 17, 2012 and filed December 20, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.22	Receivables Sale Agreement, dated as of March 27, 2009, by and among each of the persons signatory thereto from time to time as Sellers, SunGard AR Financing LLC as the Buyer, and SunGard Data Systems Inc., as the Seller Agent (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).

10.23	Seller Support Agreement, dated as of March 27, 2009, by SunGard Data Systems Inc., in favor of SunGard AR Financing LLC (incorporated by reference to the Exhibits filed with SunGard’s Current Report on Form 8-K dated March 27, 2009 and filed on April 2, 2009 (Commission File No. 1-12989)).

10.24(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.25(1)	Form of Executive Employment Agreement, effective as of August 11, 2005, between SunGard Data Systems Inc. and certain executive officers of SunGard Data Systems Inc. located in California, the United Kingdom and Switzerland employed by a subsidiary of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.26(1)	Employment Agreement between Karen Mullane and SunGard Data Systems Inc., dated and effective as of December 29, 2009 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.27(1)	Employment Agreement between Robert Woods and SunGard Data Systems Inc., effective as of January 1, 2010 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated December 16, 2009 and filed on December 22, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.28(1)	Amendment dated May 17, 2011 to the Employment Agreement by and between SunGard Data Systems Inc. and Robert Woods effective as of January 1, 2010 (incorporated by reference to the Exhibit filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated May 17, 2011 and filed on May 23, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER	DOCUMENT
10.29(1)	Letter Agreement dated June 26, 2012 between Robert Woods and SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.30(1)	Employment Agreement between Andrew Stern and SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, effective as of June 1, 2010 and forms of initial equity awards granted to Andrew Stern on June 21, 2010 included as Exhibits A and B (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.31(1)†	Employment Agreement by and among Russell Fradin, SunGard Data Systems Inc., SunGard Capital Corp. and SunGard Capital Corp. II, dated May 13, 2011 and effective as of May 31, 2011 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.32(1)	Employment Agreement between Vincent Coppola and SunGard Data Systems Inc., dated and effective as of dated and effective as of October 16, 2011 (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.33(1)	Employment Agreement by and between SunGard Data Systems Inc. and Charles Neral effective as of July 2, 2012 (incorporated by reference to the Exhibit filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated June 8, 2012 and filed on June 14, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.34*(1)	Employment Agreement between Anthony Calenda and SunGard Data Systems Inc., dated and effective as of August 1, 2012 (filed with this Report).

10.35*(1)	Employment Agreement between Regina Brab and SunGard Data Systems Inc., dated and effective as of January 30, 2013 (filed with this Report).

10.36*(1)	SunGard 2005 Management Incentive Plan as Amended and Restated February 13, 2013 (filed with this Report).

10.37(1)	SunGard Dividend Rights Plan as Amended September 6, 2007 (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.38(1)	Forms of Rollover Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.39(1)	Forms of Time-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.40(1)	Forms of Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.41(1)	Forms of Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

NUMBER	DOCUMENT
10.42(1)	Forms of Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.43(1)	Forms of Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.44(1)	Forms of Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (Commission File No. 1-12989)).

10.45(1)	Form of Amendment to the Performance Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SCC and SCCII, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.46(1)	Form of Amendment to the Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SCC and SCCII, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively)).

10.47(1)	Form of Amendment to the Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with Schedule TO of SCC and SCC II, each filed August 13, 2009 (Commission File Nos. 5-84880 and 5-84881, respectively))

10.48(1)	Forms of Amendment to Senior Management Performance-Based Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s.000-53653, 000-53654 and 1-12989, respectively)).

10.49(1)	Form of Amendment to Senior Management Performance-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s.000-53653, 000-53654 and 1-12989, respectively)).

10.50(1)	Form of Amendment to Senior Management Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 30, 2009 and filed on December 3, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.51(1)	Forms of 2009 Senior Management Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.52(1)	Forms of 2009 Senior Management Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.53(1)	Form of 2009 Senior Management Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

NUMBER	DOCUMENT
10.54(1)	Form of 2009 Senior Management Time-Based Class A Stock Option Award Agreement (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.55(1)	Forms of May 2010 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.56(1)	Forms of May 2010 Performance-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.57(1)	Forms of May 2010 Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.58(1)	Forms of May 2010 Time-Based Class A Stock Option Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.59(1)	Forms of June 25, 2010 Amendment to the Performance-Based Equity Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.60(1)	Form of June 2011 Time-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.61(1)	Form of June 2011 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.62(1)	Time-Based Restricted Stock Unit Award Agreement dated July 2, 2012 granted to Charles Neral (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.63(1)	Time-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.64(1)	Performance-Based Restricted Stock Unit Award Agreement dated September 12, 2012 granted to Charles Neral (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.65*(1)	Form of November 2012 Time-Based Restricted Stock Unit Award Agreement (filed with this Report).

NUMBER	DOCUMENT
10.66*(1)	Form of November 2012 Performance-Based Restricted Stock Unit Award Agreement (filed with this Report).

10.67*(1)	SunGard Data Systems Inc. Annual Incentive Compensation Plan As Amended and Restated on November 15, 2012 (filed with this Report).

10.68(1)	Form of Indemnification Agreement between SunGard Capital Corporation, SunGard Capital Corporation II, SunGard Holding Corporation, SunGard HoldCo LLC, SunGard Data Systems Inc. and directors and certain executive officers of SunGard Data Systems Inc. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

10.69	Amended and Restated Stockholders Agreement, dated as of November 7, 2012, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, SunGard Data Systems Inc. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 7, 2012 and filed November 13, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.70	Amended and Restated Participation, Registration Rights and Coordination Agreement, dated as of November 7, 2012, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, SunGard Data Systems Inc. and Certain Persons who will be Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 7, 2012 and filed November 13, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.71	Amended and Restated Stockholders Agreement, dated as of November 7, 2012, by and among SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, SunGard Data Systems Inc. and Certain Stockholders of SunGard Capital Corp. and SunGard Capital Corp. II (incorporated by reference to the Exhibits filed with SCC’s, SCCII’s and SunGard’s Current Report on Form 8-K dated November 7, 2012 and filed November 13, 2012 (Commission File No’s. 000-53653, 000-53654 and 1-12989, respectively)).

10.72	Management Agreement, dated as of August 11, 2005, by and among SunGard Data Systems Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Holding Corp., SunGard Holdco LLC, Bain Capital Partners, LLC, Blackstone Communications Advisors I L.L.C., Blackstone Management Partners IV L.L.C., Goldman, Sachs & Co., Kohlberg Kravis Roberts & Co. L.P., Providence Equity Partners V Inc., Silver Lake Management Company, L.L.C. and TPG GenPar IV, L.P. (incorporated by reference to the Exhibits filed with SunGard’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (Commission File No. 1-12989)).

12.1*	Computation of Ratio of Earnings to Fixed Charges (filed with this Report).

21.1*	Subsidiaries of the Registrants (filed with this Report).

23.1*	Consent of Independent Registered Public Accounting Firm regarding SunGard’s consolidated financial statements (filed with this Report).

31.1*	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

NUMBER	DOCUMENT
31.2*	Certification of Charles J. Neral, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.1*	Certification of Russell P. Fradin, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

32.2*	Certification of Charles J. Neral, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this Report).

99.1*	Section 13(r) Disclosure of Certain Sponsors (filed with this Report).

101*	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2011 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2011 and 2012 and (v) Notes to Consolidated Financial Statements.

†	Portions of this exhibit have been omitted in accordance with an order granting confidential treatment.
*	Filed with this report.
(1)	Management contract or compensatory plan or arrangement.