Form 10-Q
period 2013-03-31
SUNGARD DATA SYSTEMS INC; SUNGARD CAPITAL CORP; SUNGARD CAPITAL CORP II
filed 2013-05-10
CIK 789388, 1337272, 1337274

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

SunGard Capital Corp.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Capital Corp. II	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.
SunGard Data Systems Inc.	Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☒.	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SunGard Capital Corp.	Yes ☐ No ☒
SunGard Capital Corp. II	Yes ☐ No ☒
SunGard Data Systems Inc.	Yes ☐ No ☒

The number of shares of the registrants’ common stock outstanding as of March 31, 2013:

SunGard Capital Corp.	256,357,639 shares of Class A common stock and 28,484,182 shares of Class L common stock
SunGard Capital Corp. II	100 shares of common stock
SunGard Data Systems Inc.	100 shares of common stock

SUNGARD CAPITAL CORP.

SUNGARD CAPITAL CORP. II

SUNGARD DATA SYSTEMS INC.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Explanatory Note

This Quarterly Report on Form 10-Q (“Report”) is a combined quarterly report being filed separately by three registrants: SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCCII”) and SunGard Data Systems Inc. (“SunGard”). SCC and SCCII are collectively referred to as the “Parent Companies”. Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “us” and “our” refer to the Parent Companies together with their direct and indirect subsidiaries, including SunGard. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

ITEM 1. FINANCIAL STATEMENTS

SunGard Capital Corp.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	March 31, 2013
Assets
Current:
Cash and cash equivalents	$546	$537
Trade receivables, less allowance for doubtful accounts of $30 and $29	781	648
Earned but unbilled receivables	119	117
Prepaid expenses and other current assets	230	257

Total current assets	1,676	1,559
Property and equipment, less accumulated depreciation of $1,509 and $1,569	874	835
Software products, less accumulated amortization of $1,649 and $1,688	411	381
Customer base, less accumulated amortization of $1,481 and $1,526	1,367	1,305
Other intangible assets, less accumulated amortization of $27 and $12	132	138
Trade name	1,019	1,019
Goodwill	4,539	4,505

Total Assets	$10,018	$9,742

Liabilities and Equity
Current:
Short-term and current portion of long-term debt	$63	$441
Accounts payable	32	25
Accrued compensation and benefits	297	224
Accrued interest expense	41	84
Other accrued expenses	238	207
Deferred revenue	836	842

Total current liabilities	1,507	1,823
Long-term debt	6,599	6,121
Deferred and other income taxes	1,127	1,096
Other long-term liabilities	95	96

Total liabilities	9,328	9,136

Commitments and contingencies
Noncontrolling interest in preferred stock of SCCII subject to a put option	26	30
Class L common stock subject to a put option	45	49
Class A common stock subject to a put option	5	5
Stockholders’ equity:
Class L common stock, convertible, par value $.001 per share; cumulative 13.5% per annum, compounded quarterly; aggregate liquidation preference of $6,154 million and $6,357 million; 50,000,000 shares authorized, 29,027,610 and 29,052,971 shares issued	—	—
Class A common stock, par value $.001 per share; 550,000,000 shares authorized, 261,251,822 and 261,480,074 shares issued	—	—
Capital in excess of par value	2,483	2,484
Treasury stock, 541,886 and 568,789 shares of Class L common stock; and 4,880,305 and 5,122,434 shares of Class A common stock	(50)	(52)
Accumulated deficit	(3,391)	(3,463)
Accumulated other comprehensive income (loss)	(3)	(47)

Total SunGard Capital Corp. stockholders’ equity (deficit)	(961)	(1,078)
Noncontrolling interest in preferred stock of SCCII	1,575	1,600

Total equity	614	522

Total Liabilities and Equity	$10,018	$9,742

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenue:
Services	$974	$949
License and resale fees	31	33

Total products and services	1,005	982
Reimbursed expenses	19	13

Total revenue	1,024	995

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	453	437
Sales, marketing and administration	253	242
Product development and maintenance	94	100
Depreciation and amortization	71	73
Amortization of acquisition-related intangible assets	101	87

Total costs and expenses	972	939

Operating income (loss)	52	56
Interest expense and amortization of deferred financing fees	(122)	(108)
Loss on extinguishment of debt	(15)	(5)
Other income (expense)	2	1

Income (loss) from continuing operations before income taxes	(83)	(56)
Benefit from (provision for) income taxes	7	9

Income (loss) from continuing operations	(76)	(47)
Income (loss) from discontinued operations, net of tax	311	—

Net income (loss)	235	(47)
Income attributable to the noncontrolling interest (including $—million and $—million in temporary equity)	(62)	(25)

Net income (loss) attributable to SunGard Capital Corp.	173	(72)

Other Comprehensive income (loss):
Foreign currency translation, net	33	(46)
Unrealized gain (loss) on derivative instruments, net of tax	3	2

Other Comprehensive income (loss), net of tax	36	(44)

Comprehensive income (loss)	271	(91)
Comprehensive income (loss) attributable to the noncontrolling interest	(62)	(25)

Comprehensive income (loss) attributable to SunGard Capital Corp.	$209	$(116)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flow from operations:
Net income (loss)	$235	$(47)
Income (loss) from discontinued operations	311	—

Income (loss) from continuing operations	(76)	(47)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	172	160
Deferred income tax provision (benefit)	34	(31)
Stock compensation expense	11	11
Amortization of deferred financing costs and debt discount	12	16
Loss on extinguishment of debt	15	5
Other noncash items	(2)	—
Accounts receivable and other current assets	82	102
Accounts payable and accrued expenses	(179)	(59)
Deferred revenue	1	21

Cash flow from (used in) continuing operations	70	178
Cash flow from (used in) discontinued operations	5	—

Cash flow from (used in) operations	75	178

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(6)	(1)
Cash paid for property and equipment and software	(60)	(46)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(63)	(46)
Cash provided by (used in) discontinued operations	1,740	—

Cash provided by (used in) investment activities	1,677	(46)

Financing activities:
Cash received from borrowings, net of fees	(19)	2,174
Cash used to repay debt	(1,225)	(2,302)
Cash used to purchase treasury stock	(3)	(3)
Other financing activities	(7)	(2)

Cash provided by (used in) continuing operations	(1,254)	(133)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,254)	(133)

Effect of exchange rate changes on cash	7	(8)

Increase (decrease) in cash and cash equivalents	505	(9)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$1,378	$537

Supplemental information:
Interest paid	$101	$49

Income taxes paid, net of refunds of $3 million and $1 million, respectively	$19	$29

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	March 31, 2013
Assets
Current:
Cash and cash equivalents	$546	$537
Trade receivables, less allowance for doubtful accounts of $30 and $29	781	648
Earned but unbilled receivables	119	117
Prepaid expenses and other current assets	230	256

Total current assets	1,676	1,558
Property and equipment, less accumulated depreciation of $1,509 and $1,569	874	835
Software products, less accumulated amortization of $1,649 and $1,688	411	381
Customer base, less accumulated amortization of $1,481 and $1,526	1,367	1,305
Other intangible assets, less accumulated amortization of $27 and $12	132	138
Trade name	1,019	1,019
Goodwill	4,539	4,505

Total Assets	$10,018	$9,741

Liabilities and Stockholders’ Equity
Current:
Short-term and current portion of long-term debt	$63	$441
Accounts payable	32	25
Accrued compensation and benefits	297	224
Accrued interest expense	41	84
Other accrued expenses	235	206
Deferred revenue	836	842

Total current liabilities	1,504	1,822
Long-term debt	6,599	6,121
Deferred and other income taxes	1,127	1,095
Other long-term liabilities	76	77

Total liabilities	9,306	9,115

Commitments and contingencies
Preferred stock subject to a put option	24	27
Stockholders’ equity:
Preferred stock, par value $.001 per share; cumulative 11.5% per annum, compounded quarterly; aggregate liquidation preference of $1,581 million and $1,605 million; 14,999,000 shares authorized, 10,048,018 and 10,056,798 issued	—	—
Common stock, par value $.001 per share; 1,000 shares authorized, 100 shares issued and oustanding	—	—
Capital in excess of par value	3,492	3,495
Treasury stock, 187,576 and 196,889 shares	(30)	(31)
Accumulated deficit	(2,771)	(2,818)
Accumulated other comprehensive income (loss)	(3)	(47)

Total stockholders’ equity	688	599

Total Liabilities and Stockholders’ Equity	$10,018	$9,741

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenue:
Services	$974	$949
License and resale fees	31	33

Total products and services	1,005	982
Reimbursed expenses	19	13

Total revenue	1,024	995

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	453	437
Sales, marketing and administration	253	242
Product development and maintenance	94	100
Depreciation and amortization	71	73
Amortization of acquisition-related intangible assets	101	87

Total costs and expenses	972	939

Operating income (loss)	52	56
Interest expense and amortization of deferred financing fees	(122)	(108)
Loss on extinguishment of debt	(15)	(5)
Other income (expense)	2	1

Income (loss) from continuing operations before income taxes	(83)	(56)
Benefit from (provision for) income taxes	7	9

Income (loss) from continuing operations	(76)	(47)
Income (loss) from discontinued operations, net of tax	311	—

Net income (loss)	235	(47)

Other Comprehensive income (loss):
Foreign currency translation, net	33	(46)
Unrealized gain (loss) on derivative instruments, net of tax	3	2

Comprehensive income (loss)	$271	$(91)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Capital Corp. II

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flow from operations:
Net income (loss)	$235	$(47)
Income (loss) from discontinued operations	311	—

Income (loss) from continuing operations	(76)	(47)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	172	160
Deferred income tax provision (benefit)	34	(31)
Stock compensation expense	11	11
Amortization of deferred financing costs and debt discount	12	16
Loss on extinguishment of debt	15	5
Other noncash items	(2)	—
Accounts receivable and other current assets	82	102
Accounts payable and accrued expenses	(179)	(58)
Deferred revenue	1	21

Cash flow from (used in) continuing operations	70	179
Cash flow from (used in) discontinued operations	5	—

Cash flow from (used in) operations	75	179

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(6)	(1)
Cash paid for property and equipment and software	(60)	(46)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(63)	(46)
Cash provided by (used in) discontinued operations	1,740	—

Cash used in investment activities	1,677	(46)

Financing activities:
Cash received from borrowings, net of fees	(19)	2,174
Cash used to repay debt	(1,225)	(2,302)
Cash used to purchase treasury stock	(1)	(1)
Other financing activities	(9)	(5)

Cash provided by (used in) continuing operations	(1,254)	(134)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,254)	(134)

Effect of exchange rate changes on cash	7	(8)

Increase (decrease) in cash and cash equivalents	505	(9)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$1,378	$537

Supplemental information:
Interest paid	$101	$49

Income taxes paid, net of refunds of $3 million and $1 million, respectively	$19	$29

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Balance Sheets

(In millions except share and per-share amounts)

(Unaudited)

	December 31, 2012	March 31, 2013
Assets
Current:
Cash and cash equivalents	$546	$537
Trade receivables, less allowance for doubtful accounts of $30 and $29	781	648
Earned but unbilled receivables	119	117
Prepaid expenses and other current assets	230	253

Total current assets	1,676	1,555
Property and equipment, less accumulated depreciation of $1,509 and $1,569	874	835
Software products, less accumulated amortization of $1,649 and $1,688	411	381
Customer base, less accumulated amortization of $1,481 and $1,526	1,367	1,305
Other intangible assets, less accumulated amortization of $27 and $12	132	138
Trade name	1,019	1,019
Goodwill	4,539	4,505

Total Assets	$10,018	$9,738

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$63	$441
Accounts payable	32	25
Accrued compensation and benefits	297	224
Accrued interest expense	41	84
Other accrued expenses	238	206
Deferred revenue	836	842

Total current liabilities	1,507	1,822
Long-term debt	6,599	6,121
Deferred and other income taxes	1,120	1,087
Other long-term liabilities	76	77

Total liabilities	9,302	9,107

Commitments and contingencies
Stockholder’s equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and oustanding	—	—
Capital in excess of par value	3,490	3,496
Accumulated deficit	(2,771)	(2,818)
Accumulated other comprehensive income (loss)	(3)	(47)

Total stockholder’s equity	716	631

Total Liabilities and Stockholder’s Equity	$10,018	$9,738

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Comprehensive Income

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Revenue:
Services	$974	$949
License and resale fees	31	33

Total products and services	1,005	982
Reimbursed expenses	19	13

Total revenue	1,024	995

Costs and expenses:
Cost of sales and direct operating (excluding depreciation)	453	437
Sales, marketing and administration	253	242
Product development and maintenance	94	100
Depreciation and amortization	71	73
Amortization of acquisition-related intangible assets	101	87

Total costs and expenses	972	939

Operating income (loss)	52	56
Interest expense and amortization of deferred financing fees	(122)	(108)
Loss on extinguishment of debt	(15)	(5)
Other income (expense)	2	1

Income (loss) from continuing operations before income taxes	(83)	(56)
Benefit from (provision for) income taxes	7	9

Income (loss) from continuing operations	(76)	(47)
Income (loss) from discontinued operations, net of tax	311	—

Net income (loss)	235	(47)

Other Comprehensive income (loss):
Foreign currency translation, net	33	(46)
Unrealized gain (loss) on derivative instruments, net of tax	3	2

Comprehensive income (loss)	$271	$(91)

The accompanying notes are an integral part of these consolidated financial statements.

SunGard Data Systems Inc.

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flow from operations:
Net income (loss)	$235	$(47)
Income (loss) from discontinued operations	311	—

Income (loss) from continuing operations	(76)	(47)
Reconciliation of income (loss) from continuing operations to cash flow from (used in) operations:
Depreciation and amortization	172	160
Deferred income tax provision (benefit)	34	(31)
Stock compensation expense	11	11
Amortization of deferred financing costs and debt discount	12	16
Loss on extinguishment of debt	15	5
Other noncash items	(2)	—
Accounts receivable and other current assets	82	102
Accounts payable and accrued expenses	(179)	(58)
Deferred revenue	1	21

Cash flow from (used in) continuing operations	70	179
Cash flow from (used in) discontinued operations	5	—

Cash flow from (used in) operations	75	179

Investment activities:
Cash paid for acquired businesses, net of cash acquired	(6)	(1)
Cash paid for property and equipment and software	(60)	(46)
Other investing activities	3	1

Cash provided by (used in) continuing operations	(63)	(46)
Cash provided by (used in) discontinued operations	1,740	—

Cash used in investment activities	1,677	(46)

Financing activities:
Cash received from borrowings, net of fees	(19)	2,174
Cash used to repay debt	(1,225)	(2,302)
Other financing activities	(10)	(6)

Cash provided by (used in) continuing operations	(1,254)	(134)
Cash provided by (used in) discontinued operations	—	—

Cash provided by (used in) financing activities	(1,254)	(134)

Effect of exchange rate changes on cash	7	(8)

Increase (decrease) in cash and cash equivalents	505	(9)
Beginning cash and cash equivalents includes cash of discontinued operations: 2012, $6; 2013, $-	873	546

Ending cash and cash equivalents includes cash of discontinued operations: 2012, $-; 2013, $-	$1,378	$537

Supplemental information:
Interest paid	$101	$49

Income taxes paid, net of refunds of $3 million and $1 million, respectively	$19	$29

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

SunGard is a wholly owned subsidiary of SunGard Holdco LLC, which is wholly owned by SunGard Holding Corp., which is wholly owned by SunGard Capital Corp. II (“SCCII”), which is a subsidiary of SunGard Capital Corp. (“SCC”). All four of these companies were formed for the purpose of facilitating the LBO and are collectively referred to as the “Holding Companies.” SCC, SCCII and SunGard are separate reporting companies and, together with their direct and indirect subsidiaries, are collectively referred to as the “Company.” The Holding Companies have no other operations beyond those of their ownership of SunGard.

SunGard is one of the world’s leading software and technology services companies and has three segments: Financial Systems (“FS”), Availability Services (“AS”) and Public Sector & Education (“PS&E”), which is comprised of the Company’s Public Sector business and K-12 Education business. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Interim financial reporting does not include all of the information and footnotes required by GAAP for annual financial statements. The interim financial information is unaudited, but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary to provide a fair statement of results for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

As discussed in Note 2 and Note 12, the presentation of certain prior year amounts has been revised to conform to the current year presentation.

Recent Accounting Pronouncements

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has not yet adopted this Update and has used the former, more extensive testing during its 2012 impairment tests. The Company intends to evaluate the Update as it performs its 2013 impairment review in the third quarter.

2. Expense Classification:

During a review of spending by functional area, the Company identified a misclassification of certain expenses in 2010, 2011 and 2012. The misclassification stems from the treatment of certain offshore resources by functional area. It resulted in an understatement of product development and maintenance expense with an offsetting overstatement within cost of sales and direct operating expense and sales, marketing and administration expense. There was no impact on total reported expenses for any period and therefore no impact on operating or net income.

Accordingly, for the three months ended March 31, 2012, product development and maintenance expense has been revised from $86 million to $94 million, cost of sales and direct operating has been revised from $458 million to $453 million, and sales, marketing and administration has been revised from $256 million to $253 million. For 2010, product development and maintenance expense has been revised from $350 million to $391 million, cost of sales and direct operating has been revised from $1,895 million to $1,877 million, and sales, marketing and administration has been revised from $1,057 million to $1,034 million. For 2011, product development and maintenance expense has been revised from $393 million to $426 million, cost of sales and direct operating has been revised from $1,848 million to $1,822 million, and sales, marketing and administration has been revised from $1,108 million to $1,101 million. For 2012, product development and maintenance expense has been revised from $353 million to $393 million, cost of sales and direct operating has been revised from $1,740 million to $1,735 million, and sales, marketing and administration has been revised from $1,039 million to $1,004 million. In future filings, any comparative period presentation will be revised when those periods are presented. The misclassifications were not material to the consolidated financial statements.

3. Discontinued Operations:

In January 2012, the Company sold its Higher Education (“HE”) business and used the net cash proceeds (as defined in its senior secured credit agreement) of $1,222 million, which is the gross transaction value of $1,775 million less applicable taxes and fees, to repay a pro-rata portion of its outstanding term loans. In July 2012, the Company sold its FS subsidiary SunGard Global Services France for gross proceeds of €14 million. The results for discontinued operations have been represented for the three months ended March 31, 2012 to show the impact of these sales.

The results for the discontinued operations for the three months ended March 31, 2012 and 2013 were as follows (in millions):

	Three Months Ended
	March 31, 2012	March 31, 2013
Revenue	$37	$—

Operating income (loss)	(3)	—
Gain on sale of business	563	—

Income (loss) before income taxes	560	—
Benefit from (provision for) income taxes	(249)	—

Income (loss) from discontinued operations	$311	$—

In the first quarter of 2012, the Company recorded a $563 million pre-tax gain on the sale of the HE business.

4. Goodwill and Intangibles:

The following table summarizes changes in goodwill by segment (in millions):

	Cost				Accumulated Impairment
	FS	AS	PS&E	Subtotal	AS	PS&E	Subtotal	Total
Balance at December 31, 2012	$3,516	$2,243	$544	$6,303	$(1,547)	$(217)	$(1,764)	$4,539
Effect of foreign currency translation	(21)	(12)	—	(33)	—	—	—	(33)
Other	(1)	—	—	(1)	—	—	—	(1)

Balance at March 31, 2013	$3,494	$2,231	$544	$6,269	$(1,547)	$(217)	$(1,764)	$4,505

Based on amounts recorded at March 31, 2013, total expected amortization of all acquisition-related intangible assets in each of the years ended December 31 follows (in millions):

2013	$340
2014	290
2015	234
2016	214
2017	207

5. Accumulated Other Comprehensive Income:

The following table summarizes the unrealized gains (losses) on derivative instruments including the impact of components reclassified into net income from accumulated other comprehensive income for the three months ended March 31, 2012 and 2013 (in millions):

	Three Months Ended March 31,
Other Comprehensive Income Components	2012	2013	Affected Line Item in the Statement of Comprehensive Income for Components Reclassified from OCI
Unrealized gain (loss) on cash flow hedges and other	$—	$1

Less: gain (loss) on cash flow hedges reclassified into income
Interest rate contracts	4	3	Interest expense and amortization of deferred financing fees
Currency forward contracts	—	(1)	Cost of sales and direct operating

Total reclassified into income	4	2
Less: income tax benefit (expense)	(1)	(1)

Unrealized gain (loss) on derivative instruments, net of tax	$3	$2

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax, through March 31, 2013 as follows (in millions):

	Gains and Losses on Cash Flow Hedges	Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$1	$(4)	$(3)

Other comprehensive income before reclassifications	1	(46)	(45)
Amounts reclassified from accumulated other comprehensive income net of tax	1	—	1

Net current-period other comprehensive income	2	(46)	(44)

Balance at March 31, 2013	$3	$(50)	$(47)

6. Debt and Derivatives:

On January 2, 2013, SunGard repaid a $50 million revolving Credit Advance borrowed under its secured accounts receivable facility.

On March 8, 2013, SunGard amended and restated its senior secured credit agreement (“Credit Agreement”) to, among other things, (i) issue an additional term loan of $2,200 million (“tranche E”) maturing on March 8, 2020, the proceeds of which were used to (a) repay in full the $1,719 million tranche B term loan and (b) repay $481 million of the tranche C term loan; (ii) replace the $880 million of revolving commitments with $850 million of new revolving commitments, which will mature on March 8, 2018; and (iii) modify certain covenants and other provisions in order to, among other things (x) modify (and in the case of the term loan facility, remove) the financial maintenance covenants included therein and (y) permit the Company to direct the net cash proceeds of permitted dispositions otherwise requiring a pro rata prepayment of term loans to the prepayment of specific tranches of term loans at the Company’s sole discretion. The interest rate on tranche E is LIBOR plus 3% with a 1% LIBOR floor, which at March 31, 2013 was 4.00%. SunGard is required to repay installments in quarterly principal amounts of 0.25% of its funded tranche E principal amount through the maturity date, at which time the remaining aggregate principal balance is due. Tranche E and the new revolving commitments are subject to certain springing maturities which are described in the Credit Agreement. As a result of this transaction, the Company incurred a loss on the extinguishment of debt of approximately $5 million.

On March 28, 2013, SunGard voluntarily prepaid $50 million of its tranche A term loan. The related loss on the extinguishment of debt was not material to the Company’s operations, financial position or cash flows.

Debt consisted of the following (in millions):

	December 31, 2012	March 31, 2013
Senior Secured Credit Facilities:
Secured revolving credit facility	$—	$—
Tranche A, effective interest rate of 1.96% and 1.95%	207	157
Tranche B, effective interest rate of 4.35%	1,719	—
Tranche C, effective interest rate of 4.17% and 4.41%	908	427
Tranche D, effective interest rate of 4.50% and 4.50%	720	718
Tranche E, effective interest rate of 4.00%	—	2,200

Total Senior Secured Credit Facilities	3,554	3,502
Senior Secured Notes due 2014 at 4.875%, net of discount of $4 and $3	246	247
Senior Notes due 2018 at 7.375%	900	900
Senior Notes due 2020 at 7.625%	700	700
Senior Subordinated Notes due 2019 at 6.625%	1,000	1,000
Secured accounts receivable facility, at 3.71% and 3.70%	250	200
Other, primarily foreign bank debt and capital lease obligations	12	13

Total debt	6,662	6,562

Short-term borrowings and current portion of long-term debt	(63)	(441)

Long-term debt	$6,599	$6,121

SunGard uses interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with the Credit Agreement. Each swap agreement is designated as a cash flow hedge. SunGard pays a stream of fixed interest payments for the term of the swap, and in turn, receives variable interest payments based on LIBOR. At March 31, 2013, one-month LIBOR was 0.20%. The net receipt or payment from the interest rate swap agreements is included in interest expense. As a result of amending the Credit Agreement and issuing tranche E in March 2013, SunGard settled $500 million of interest rate swaps in March 2013 that were due to mature in May 2013. The interest rates in the table above reflect the impact of the swaps. A summary of the Company’s interest rate swaps at March 31, 2013 follows (in millions):

Inception	Maturity	Notional Amount (in millions)	Interest rate paid	Interest rate received (LIBOR)
August-September 2012	February 2017	$400	0.69%	1-Month

The fair values of interest rate swaps designated as cash flow hedging instruments, included in other accrued expenses on the consolidated balance sheets, are $5 million and $1 million as of December 31, 2012 and March 31, 2013, respectively.

The Company has no ineffectiveness related to its swap agreements. The Company expects to reclassify in the next twelve months approximately $2 million from other comprehensive income (loss) into earnings related to the Company’s interest rate swaps based on the borrowing rates at March 31, 2013.

7. Fair Value Measurements:

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2013 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$200	$—	$—	$200
Currency forward contracts	—	8	—	8

Total	200	8	—	208

Liabilities
Interest rate swap agreements	$—	$1	$—	$1

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012 (in millions):

	Fair Value Measures Using
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents—money market funds	$227	$—	$—	$227
Currency forward contracts	—	4	—	4

Total	$227	$4	$—	$231

Liabilities
Interest rate swap agreements and other	$—	$4	$—	$4

A Level 1 fair value measure is based upon quoted prices in active markets for identical assets or liabilities. A Level 2 fair value measure is based upon quoted prices for similar assets and liabilities in active markets or inputs that are observable. A Level 3 fair value measure is based upon inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Cash and cash equivalents—money market funds are recognized and measured at fair value in the Company’s financial statements. Fair values of the interest rate swap agreements are calculated using a discounted cash flow model using observable applicable market swap rates and assumptions and are compared to market valuations obtained from brokers.

The Company uses currency forward contracts to manage its exposure to fluctuations in costs caused by variations in Indian Rupee (“INR”) and British Pound Sterling (“GBP”) exchange rates. These forward contacts are designated as cash flow hedges. The fair value of these currency forward contracts is determined using currency exchange market rates, obtained from independent, third party banks, at the balance sheet date. This fair value of forward contracts is subject to changes in currency exchange rates. The Company has no ineffectiveness related to its use of currency forward contracts.

The following table presents the carrying amount and estimated fair value of the Company’s debt, including the current portion and excluding the interest rate swaps, as of December 31, 2012 and March 31, 2013 (in millions):

	December 31, 2012		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating rate debt	$3,803	$3,826	$3,702	$3,740
Fixed rate debt	2,859	3,023	2,860	3,018

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

8. Equity:

A rollforward of SCC’s equity for 2013 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2012	$45	$5	$(961)	$(911)	$26	$1,575	$1,601
Net income (loss)	—	—	(72)	(72)	—	25	25
Foreign currency translation	—	—	(46)	(46)	—	—	—
Net unrealized gain on derivative instruments	—	—	2	2	—	—	—

Comprehensive income (loss)	—	—	(116)	(116)	—	25	25
Stock compensation expense	—	—	11	11	—	—	—
Termination of put options due to employee terminations and other	(3)	—	3	—	(1)	2	1
Purchase of treasury stock	—	—	(1)	(1)	—	(2)	(2)
Transfer intrinsic value of vested restricted stock units	7	—	(12)	(5)	5	—	5
Other	—	—	(2)	(2)	—	—	—

Balance at March 31, 2013	$49	$5	$(1,078)	$(1,024)	$30	$1,600	$1,630

A rollforward of SCC’s equity for 2012 follows (in millions):

	SunGard Capital Corp. stockholders				Noncontrolling interest
	Class L - temporary equity	Class A - temporary equity	Permanent equity	Total	Temporary equity	Permanent equity	Total
Balance at December 31, 2011	$47	$6	$(663)	$(610)	$28	$2,038	$2,066
Net income (loss)	—	—	173	173	—	62	62
Foreign currency translation	—	—	33	33	—	—	—
Net unrealized gain on derivative instruments	—	—	3	3	—	—	—

Comprehensive income (loss)	—	—	209	209	—	62	62
Stock compensation expense	—	—	11	11	—	—	—
Termination of put options due to employee terminations and other	(7)	(1)	9	1	(3)	2	(1)
Purchase of treasury stock	—	—	(1)	(1)	—	(1)	(1)
Transfer intrinsic value of vested restricted stock units	3	—	(5)	(2)	1	—	1
Other	—	—	(8)	(8)	—	1	1

Balance at March 31, 2012	$43	$5	$(448)	$(400)	$26	$2,102	$2,128

9. Segment Information:

The Company has three reportable segments: FS, AS and PS&E. The Company evaluates the performance of its segments based on Segment Internal Adjusted EBITDA. Segment Internal Adjusted EBITDA, a non-GAAP measure, is defined as operating income before the following items:

•	depreciation and amortization,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

While these charges may be recurring, management excludes them in order to better analyze the segment results and evaluate the segment performance. This analysis is used extensively by management and is also used to communicate the segment results to the Company’s board of directors. In addition, management reviews Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA on a constant currency basis, especially when comparing to the prior year results. While Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA are useful for analysis purposes, they should not be considered as alternatives to the Company’s reported GAAP results. Also, Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Internal Adjusted EBITDA and Segment Internal Adjusted EBITDA are similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement for purposes of SunGard’s debt covenants. The operating results apply to each of SCC, SCCII and SunGard unless otherwise noted. The operating results for the three months ended March 31, 2013 for each segment follow (in millions):

Three Months Ended March 31, 2013	FS	AS	PS&E	Sum of segments
Revenue	$600	$345	$50	$995
Internal Adjusted EBITDA	130	105	14	249
Internal Adjusted EBITDA margin	21.6%	30.5%	29.1%	25.1%

Year to year revenue change	(3)%	(3)%	(1)%	(3)%
Year to year Internal Adjusted EBITDA change	3%	(6)%	(12)%	(2)%

Year to year revenue change at constant currency	(3)%	(3)%	(1)%	(3)%
Year to year Internal Adjusted EBITDA change at constant currency	2%	(6)%	(12)%	(3)%

Reconciliation of Segment Internal Adjusted EBITDA to income (loss) from continuing operations before income taxes:

2013
Internal Adjusted EBITDA (sum of segments)	$249
Corporate	(13)
Depreciation (1)	(73)
Amortization of acquisition-related intangible assets	(87)
Severance and facility closure costs	(3)
Stock compensation expense	(11)
Management fees	(2)
Other costs (included in operating income)	(4)
Interest expense, net	(108)
Loss on extinguishment of debt	(5)
Other income (expense)	1

Income (loss) from continuing operations before income tax	$(56)

Depreciation and amortization and capital expenditures by segment follow (in  millions):

Three Months Ended March 31, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$21	$23	$2	$46	$—	$46
Depreciation(1)	22	49	2	73	—	73
Amortization of acquisition-related intangible assets	44	39	4	87	—	87

The operating results for the three months ended March 31, 2012 for each  segment follow (in millions):

Three Months Ended March 31, 2012	FS	AS	PS&E	Sum of segments
Revenue	$618	$355	$51	$1,024
Internal Adjusted EBITDA	126	113	16	255
Internal Adjusted EBITDA margin	20.4%	31.7%	32.7%	24.9%

Reconciliation of Internal Adjusted EBITDA to income (loss) from continuing operations before income taxes:

2012
Internal Adjusted EBITDA (sum of segments)	$255
Corporate	(14)
Depreciation(1)	(71)
Amortization of acquisition-related intangible assets	(101)
Severance and facility closure costs	(2)
Stock compensation expense	(11)
Management fees	(2)
Other costs (included in operating income)	(2)
Interest expense, net	(122)
Loss on extinguishment of debt	(15)
Other income (expense)	2

Income (loss) from continuing operations before income tax	$(83)

Depreciation and amortization and capital expenditures by segment follow (in  millions):

Three Months Ended March 31, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$20	$38	$2	$60	$—	$60
Depreciation(1)	21	48	2	71	—	71
Amortization of acquisition-related intangible assets	53	43	5	101	—	101

(1)  Includes amortization of capitalized software.

10. Employee Termination Benefits and Facility Closures:

The following table provides a rollforward of the liability balances for workforce reductions and facility closures, which occurred through March 31, 2013 (in millions):

	Balance 12/31/2012	Expense	Paid	Other Adjustments*	Balance 3/31/2013
Workforce-related	$32	$4	$(10)	$(3)	$23
Facilities	22	1	(2)	—	21

Total	$54	$5	$(12)	$(3)	$44

*	The other adjustments column in the table principally relates to changes in estimates from when the initial charge was recorded and also foreign currency translation and other adjustments.

The workforce related actions are expected to be paid out over the next 18 months (the majority within 12 months). The facilities accruals are for ongoing obligations to pay rent for vacant space and are net of sublease reserves. The lengths of these obligations vary by lease with the majority ending in 2019.

11. Related Party Transactions:

In accordance with the Management Agreement between the Company and affiliates of the Sponsors, the Company recorded $2 million of management fees in sales, marketing and administration expenses during the three months ended March 31, 2012 and 2013, respectively. At December 31, 2012 and March 31, 2013, $4 million and $2 million, respectively, was included in other accrued expenses.

During the first quarter of 2012, in connection with the sale of HE, the Company paid the Sponsors $17.8 million of management fees, which are included in the results of discontinued operations.

In each of March 2012 and 2013, Goldman Sachs & Co. and/or its respective affiliates received fees of approximately $1 million in connection with amendments of SunGard’s Credit Agreement in each year.

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

The following tables present the financial position, results of operations and cash flows of SunGard (referred to as “Parent Company” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations as of December 31, 2012 and March 31, 2013, and for the three month periods ended March 31, 2012 and 2013 to arrive at the information for SunGard on a consolidated basis. SCC and SCCII are neither parties to nor guarantors of the debt issued as described in Note 5 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2012.

(in millions)	Supplemental Condensed Consolidating Balance Sheet December 31, 2012
	Parent Company	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$220	$(3)		$329	$—	$546
Intercompany balances	—	2,457		742	(3,199)	—
Trade receivables, net	3	566	(a)	331	—	900
Prepaid expenses, taxes and other current assets	1,312	70		89	(1,241)	230

Total current assets	1,535	3,090		1,491	(4,440)	1,676
Property and equipment, net	—	574		300	—	874
Intangible assets, net	112	2,413		404	—	2,929
Deferred income taxes	39	—		—	(39)	—
Intercompany balances	254	7		76	(337)	—
Goodwill	—	3,470		1,069	—	4,539
Investment in subsidiaries	8,620	2,101		—	(10,721)	—

Total Assets	$10,560	$11,655		$3,340	$(15,537)	$10,018

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$57	$—		$6	$—	$63
Intercompany balances	3,199	—		—	(3,199)	—
Accounts payable and other current liabilities	70	1,983		632	(1,241)	1,444

Total current liabilities	3,326	1,983		638	(4,440)	1,507
Long-term debt	6,343	2		254	—	6,599
Intercompany debt	83	—		254	(337)	—
Deferred and other income taxes	92	1,000		67	(39)	1,120
Other long-term liabilities	—	50		26	—	76

Total liabilities	9,844	3,035		1,239	(4,816)	9,302

Total stockholder’s equity	716	8,620		2,101	(10,721)	716

Total Liabilities and Stockholder’s Equity	$10,560	$11,655		$3,340	$(15,537)	$10,018

(a)	This balance is primarily comprised of a receivable from the Company’s AR Financing LLC subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $250 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Balance Sheet March 31, 2013
	Parent Company	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$173	$(2)		$366	$—	$537
Intercompany balances	—	2,588		704	(3,292)	—
Trade receivables, net	7	515	(b)	243	—	765
Prepaid expenses, taxes and other current assets	1,361	81		112	(1,301)	253

Total current assets	1,541	3,182		1,425	(4,593)	1,555
Property and equipment, net	—	555		280	—	835
Intangible assets, net	116	2,347		380	—	2,843
Deferred income taxes	37	—		—	(37)	—
Intercompany balances	248	6		77	(331)	—
Goodwill	—	3,468		1,037	—	4,505
Investment in subsidiaries	8,607	2,056		—	(10,663)	—

Total Assets	$10,549	$11,614		$3,199	$(15,624)	$9,738

Liabilities and Stockholder’s Equity
Current:
Short-term and current portion of long-term debt	$434	$—		$7	$—	$441
Intercompany balances	3,292	—		—	(3,292)	—
Accounts payable and other current liabilities	103	1,984		595	(1,301)	1,381

Total current liabilities	3,829	1,984		602	(4,593)	1,822
Long-term debt	5,915	2		204	—	6,121
Intercompany debt	83	—		248	(331)	—
Deferred and other income taxes	91	978		55	(37)	1,087
Other liabilities	—	43		34	—	77

Total liabilities	9,918	3,007		1,143	(4,961)	9,107

Total stockholder’s equity	631	8,607		2,056	(10,663)	631

Total Liabilities and Stockholder’s Equity	$10,549	$11,614		$3,199	$(15,624)	$9,738

(b)	This balance is primarily comprised of a receivable from the Company’s AR Financing LLC subsidiary, which is a non-Guarantor, resulting from the normal, recurring sale of accounts receivable under the receivables facility. In a liquidation, the first $200 million (plus interest) of collections of accounts receivable sold to this subsidiary are due to the receivables facility lender. The remaining balance would be available for collection for the benefit of the Guarantors.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$713	$398	$(87)	$1,024

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	25	534	328	(87)	800
Depreciation and amortization	—	48	23	—	71
Amortization of acquisition-related intangible assets	—	84	17	—	101

Total costs and expenses	25	666	368	(87)	972

Operating income (loss)	(25)	47	30	—	52
Net interest income (expense)	(114)	—	(8)	—	(122)
Equity in earnings of unconsolidated subsidiaries (c)	160	27	—	(187)	—
Other income (expense)	(15)	—	2		(13)

Income (loss) from continuing operations before income taxes	6	74	24	(187)	(83)
Benefit from (provision for) income taxes	10	(3)	—	—	7

Income (loss) from continuing operations	16	71	24	(187)	(76)
Income (loss) from discontinued operations, net of tax	219	89	3	—	311

Net income (loss)	235	160	27	(187)	235

Comprehensive income (loss)	$271	$185	$49	$(234)	$271

(c)	The Supplemental Condensed Consolidating Schedule of Comprehensive Income for Parent Company and Guarantor Subsidiaries for the three months ended March 31, 2012 has been revised to present all equity in earnings of unconsolidated subsidiaries in a single caption within Other income (expense). The portion of equity in earnings of unconsolidated subsidiaries which related to the investees’ income (loss) from discontinued operations had previously been presented separately in the Income (loss) from discontinued operations, net of tax caption for the Parent Company and Guarantor Subsidiaries. This revision has also been reflected in the Net income (loss) and Income (loss) from discontinued operations captions in the Supplemental Condensed Consolidating Schedule of Cash Flows for Parent Company and Guarantor Subsidiaries for the same periods.

While these revisions have no impact on the previously reported Net Income or total cash flows from operations of the Parent Company or Guarantor Subsidiaries, they resulted in the following changes to previously reported amounts. For the Parent Company in 2012, Equity in earnings of unconsolidated subsidiaries changed from $71 million to $160 million; Income (loss) from continuing operations changed from $(77) million to $16 million; and Income (loss) from discontinued operations, net of tax changed from $312 million to $219 million. For the Guarantor Subsidiaries in 2012, Equity in earnings of unconsolidated subsidiaries changed from $24 million to $27 million; Income (loss) from continuing operations changed from $67 million to $71 million; and Income (loss) from discontinued operations, net of tax changed from $93 million to $89 million. These revisions had no impact on the consolidated results of the Company and were not material to the Supplemental Condensed Consolidating Schedule of Comprehensive Income or the Supplemental Condensed Consolidating Schedule of Cash Flows for any period.

(in millions)	Supplemental Condensed Consolidating Schedule of Comprehensive Income Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$692	$381	$(78)	$995

Costs and expenses:
Cost of sales and administrative expenses (excluding depreciation)	23	509	325	(78)	779
Depreciation and amortization	—	49	24	—	73
Amortization of acquisition-related intangible assets	—	71	16	—	87

Total costs and expenses	23	629	365	(78)	939

Operating income (loss)	(23)	63	16	—	56
Net interest income (expense)	(101)	—	(7)	—	(108)
Equity in earnings of unconsolidated subsidiaries	41	8	—	(49)	—
Other income (expense)	(5)	—	1	—	(4)

Income (loss) from continuing operations before income taxes	(88)	71	10	(49)	(56)
Benefit from (provision for) income taxes	41	(30)	(2)	—	9

Income (loss) from continuing operations	(47)	41	8	(49)	(47)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	(47)	41	8	(49)	(47)

Comprehensive income (loss)	$(91)	$1	$(26)	$25	$(91)

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$235	$160	$27	$(187)	$235
Income (loss) from discontinued operations	219	89	3	—	311

Income (loss) from continuing operations	16	71	24	(187)	(76)
Non cash adjustments	(75)	94	36	187	242
Changes in operating assets and liabilities	8	(68)	(36)	—	(96)

Cash flow from (used in) continuing operations	(51)	97	24	—	70
Cash flow from (used in) discontinued operations	(2)	—	7	—	5

Cash flow from (used in) operations	(53)	97	31	—	75
Investment activities:
Intercompany transactions (d)	1,828	(24)	(33)	(1,771)	—
Cash paid for acquired businesses, net of cash acquired	—	—	(6)	—	(6)
Cash paid for property and equipment and software	—	(41)	(19)	—	(60)
Other investing activities	1	—	2	—	3

Cash provided by (used in) continuing operations	1,829	(65)	(56)	(1,771)	(63)
Cash provided by (used in) discontinued operations	—	1,740	—	—	1,740

Cash provided by (used in) investment activities	1,829	1,675	(56)	(1,771)	1,677
Financing activities:
Intercompany dividends of HE sale proceeds	—	(1,771)	—	1,771	—
Net repayments of long-term debt	(1,241)	(1)	(2)	—	(1,244)
Premium paid to retire debt	—	—	—	—	—
Dividends paid	—	—	—	—	—
Other financing activities	(10)	—	—	—	(10)

Cash provided by (used in) continuing operations	(1,251)	(1,772)	(2)	1,771	(1,254)
Cash provided by (used in) discontinued operations	—	—	—	—

Cash provided by (used in) financing activities	(1,251)	(1,772)	(2)	1,771	(1,254)
Effect of exchange rate changes on cash	—	—	7	—	7

Increase (decrease) in cash and cash equivalents	525	—	(20)	—	505
Beginning cash and cash equivalents	529	(15)	359	—	873

Ending cash and cash equivalents	$1,054	$(15)	$339	$—	$1,378

(d)	The intercompany cash transactions reflected above within investment activities largely reflect cash dividends or the return of capital, including the cash dividend of $1.8 billion from Guarantor Subsidiaries to Parent in connection with the sale of our Higher Education business.

(in millions)	Supplemental Condensed Consolidating Schedule of Cash Flows Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow from operations:
Net income (loss)	$(47)	$41	$8	$(49)	$(47)
Income (loss) from discontinued operations	—	—	—	—	—

Income (loss) from continuing operations	(47)	41	8	(49)	(47)
Non cash adjustments	(9)	89	32	49	161
Changes in operating assets and liabilities	(14)	34	45	—	65

Cash flow from (used in) continuing operations	(70)	164	85	—	179
Cash flow from (used in) discontinued operations	—	—	—	—	—

Cash flow from (used in) operations	(70)	164	85	—	179
Investment activities:
Intercompany transactions	108	(121)	35	(22)	—
Cash paid for acquired businesses, net of cash acquired	(1)	—	—	—	(1)
Cash paid for property and equipment and software	—	(32)	(14)	—	(46)
Other investing activities	—	1	—	—	1

Cash provided by (used in) continuing operations	107	(152)	21	(22)	(46)
Cash provided by (used in) discontinued operations	—	—	—	—	—

Cash provided by (used in) investment activities	107	(152)	21	(22)	(46)
Financing activities:
Intercompany dividends of HE sale proceeds	—	—	—	—	—
Intercompany dividends	—	(11)	(11)	22	—
Net repayments of long-term debt	(78)	—	(50)	—	(128)
Premium paid to retire debt	—	—	—	—	—
Dividends paid	(1)	—	—	—	(1)
Other financing activities	(5)	—	—	—	(5)

Cash provided by (used in) continuing operations	(84)	(11)	(61)	22	(134)
Cash provided by (used in) discontinued operations	—	—	—	—

Cash provided by (used in) financing activities	(84)	(11)	(61)	22	(134)
Effect of exchange rate changes on cash	—	—	(8)	—	(8)

Increase (decrease) in cash and cash equivalents	(47)	1	37	—	(9)
Beginning cash and cash equivalents	220	(3)	329	—	546

Ending cash and cash equivalents	$173	$(2)	$366	$—	$537

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis supplements management’s discussion and analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and presumes that readers are familiar with the discussion and analysis in that filing. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying Consolidated Financial Statements, related footnotes, and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements. The following discussion reflects the results of operations and financial condition of SCC, which are materially the same as the results of operations and financial condition of SCCII and SunGard. Therefore, the discussions provided are applicable to each of SCC, SCCII and SunGard unless otherwise noted.

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

We evaluate our performance using both GAAP and non-GAAP measures. Our primary non-GAAP measure is Internal Adjusted EBITDA, whose corresponding GAAP measure is income from continuing operations before income taxes (see Note 9 of Notes to Consolidated Financial Statements). Internal Adjusted EBITDA is defined as operating income excluding the following items:

•	depreciation and amortization,

•	amortization of acquisition-related intangible assets,

•	goodwill impairment,

•	severance and facility closure charges,

•	stock compensation,

•	management fees, and

•	certain other costs.

We believe Internal Adjusted EBITDA is an effective tool to measure our operating performance since it excludes non-cash items and certain variable charges. We use Internal Adjusted EBITDA extensively to measure both SunGard and its reportable segments within the Company and also to our board of directors.

While Internal Adjusted EBITDA is useful for analysis purposes, it should not be considered as an alternative to our reported GAAP results. Also, Internal Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Internal Adjusted EBITDA is similar, but not identical, to adjusted EBITDA as defined in the Credit Agreement (as defined above) for purposes of our debt covenants.

Results of Operations:

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, certain supplemental revenue data and the percentage change in those amounts from period to period (in millions).

Three Months Ended March 31, 2013	FS	AS	PS&E	Total

Total revenue	$600	$345	$50	$995
Year to year revenue change	(3)%	(3)%	(1)%	(3)%
Year to year revenue change at constant currency	(3)%	(3)%	(1)%	(3)%

Services	$566	$340	$43	$949
Year to year services revenue change	(3)%	(2)%	—%	(3)%
Year to year services revenue change at constant currency	(3)%	(2)%	—%	(2)%

License and resale fees	$27	$—	$6	$33
Year to year license and resale fees revenue change	11%	13%	(10)%	6%
Year to year license and resale fees revenue change at constant currency	12%	13%	(10)%	7%

Reimbursable expenses	$7	$5	$1	$13
Year to year reimbursable expenses revenue change	(33)%	(27)%	8%	(29)%
Year to year reimbursable expenses revenue change at constant currency	(33)%	(26)%	8%	(29)%

Three Months Ended March 31, 2012	FS	AS	PS&E	Total

Total revenue	$618	$355	$51	$1,024
Services	583	348	43	974
License and resale fees	24	—	7	31
Reimbursable expenses	11	7	1	19

Revenue:

Total SunGard reported revenue decreased $29 million or 3% for the three months ended March 31, 2013 compared to the first quarter of 2012. On a constant currency basis, revenue decreased $26 million, or 3%. The $26 million decrease is due mainly to a combined $14 million decrease in FS and AS professional services revenue, an $8 million decrease in AS recovery services and a $5 million decrease in FS processing revenue, partially offset by an increase in FS software license revenue of $3 million.

Financial Systems segment:

FS reported revenue decreased $18 million, or 3%, in the first quarter of 2013 from the prior year period, and decreased $16 million, or 3%, on a constant currency basis. Software license revenue, which is a component of license and resale fees, was $24 million as reported, and increased $3 million, or 14%, year to year on a constant currency basis. During the first quarter of 2013, we saw continued growth in license sales, particularly in renewals of existing term licenses, demonstrating the mission-critical nature of our software and the value that customers ascribe to it. Nonetheless, we saw relatively fewer new license sales, particularly in the established markets, as some of our largest customers were cautious in their spending patterns. Moreover, certain customer mergers and a bankruptcy resulted in lost revenue versus prior years. This decrease in new licenses and customers’ unwillingness to take on new projects led to an 8%, or $10 million, decrease in professional services, which drove the majority of our services revenue decline. Also in services revenue, processing revenue decreased $5 million, or 2%, and software rental revenue decreased $3 million, or 4%, both due primarily to customer attrition as discussed above. This was partially offset by a $2 million increase from the acquisition of XSP in the fourth quarter of 2012.

We were also encouraged by our growth in emerging markets in the first quarter of 2013. In the emerging markets, we saw double-digit percentage growth as customers continue to demand the world-class software and services that SunGard provides. Emerging markets revenue now comprises over 10% of total FS revenue. Emerging markets include China, India and countries located in Latin America, Central and Eastern Europe, Middle East, Africa and Southeast Asia.

Availability Services segment:

AS reported revenue decreased $10 million, or 3%, in the first quarter of 2013 from the prior year period. On a constant currency basis, revenue decreased $9 million, or 3%, in the quarter. Our recovery services revenue has been declining due to customers shifting from traditional backup and recovery solutions to either in-house solutions or disk-based, cloud-based or managed recovery solutions. In this environment, we have introduced the Managed Recovery Program (“MRP”), which brings SunGard’s expertise to our customers’ disaster recovery operations. Also, in managed services, demand has been increasing for outsourced management of IT operations and applications. We expect these trends to continue in the future. As a result, in North America, which accounts for approximately 75% of our AS business, revenue decreased 4%, due primarily to decreases in recovery services and professional services revenue. Revenue in Europe, mostly from our U.K. operations, increased 3%, primarily as a result of a significant new managed services contract, and was partly offset by a decrease in recovery services revenue.

Public Sector & Education segment:

PS&E reported revenue and constant currency revenue decreased $1 million, or 1%, for the three months ended March 31, 2013, from the corresponding period in 2012. Reported revenue from license and resale fees included software license revenue of $1 million in the three months ended March 31, 2013, a decrease of approximately $1 million from the prior year period.

The tables below set forth, for the periods indicated, certain amounts included in our Consolidated Statements of Comprehensive Income, the relative percentage that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period (in millions).

Three Months Ended March 31, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$600	$345	$50	$995	$—	$995
Internal Adjusted EBITDA	130	105	14	249	(13)	236
Internal Adjusted EBITDA margin	21.6%	30.5%	29.1%	25.1%	(1.3)%	23.8%

Year to year revenue change	(3)%	(3)%	(1)%	(3)%	0%	(3)%
Year to year Internal Adjusted EBITDA change	3%	(6)%	(12)%	(2)%	3%	(2)%

Year to year revenue change at constant currency	(3)%	(3)%	(1)%	(3)%	0%	(3)%
Year to year Internal Adjusted EBITDA change at constant currency	2%	(6)%	(12)%	(3)%	3%	(3)%

Reconciliation of Internal Adjusted EBITDA to operating income:

Three Months Ended March 31, 2013
Internal Adjusted EBITDA	$236
Depreciation(1)	(73)
Amortization of acquisition-related intangible assets	(87)
Severance and facility closure costs	(3)
Stock compensation expense	(11)
Management fees	(2)
Other costs (included in operating income)	(4)

Operating income	$56

Operating income margin	5.7%
Operating income margin at constant currency	5.5%

Three Months Ended March 31, 2013	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$21	$23	$2	$46	$—	$46
Depreciation(1)	22	49	2	73	—	73
Amortization of acquisition-related intangible assets	44	39	4	87	—	87

Three Months Ended March 31, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Revenue	$618	$355	$51	$1,024	$—	$1,024
Internal Adjusted EBITDA	126	113	16	255	(14)	241
Internal Adjusted EBITDA margin	20.4%	31.7%	32.7%	24.9%	(1.4)%	23.6%

Reconciliation of Internal Adjusted EBITDA to operating income:

Three Months Ended March 31, 2012
Internal Adjusted EBITDA	$241
Depreciation(1)	(71)
Amortization of acquisition-related intangible assets	(101)
Severance and facility closure costs	(2)
Stock compensation expense	(11)
Management fees	(2)
Other costs (included in operating income)	(2)

Operating income	$52

Operating income margin	5.1%

Three Months Ended March 31, 2012	FS	AS	PS&E	Sum of segments	Corporate	Total
Capital expenditures	$20	$38	$2	$60	$—	$60
Depreciation(1)	21	48	2	71	—	71
Amortization of acquisition-related intangible assets	53	43	5	101	—	101

(1)  Includes amortization of capitalized software.

Operating Income:

Our total operating margin was 5.5% for the three months ended March 31, 2013, compared to 5.1% for the three months ended March 31, 2012. The more significant factors impacting the 0.4 margin point improvement are the following:

•	1.3 margin point increase, or $14 million, from the decrease in amortization of acquisition-related intangible assets due primarily to the $15 million impact of software and customer base intangible assets that were fully amortized in 2012; and

•	0.2 margin point increase from the $2 million increase in software license fee revenue;

partially offset by

•	0.6 margin point decrease from the decrease in AS Internal Adjusted EBITDA margin primarily due to the decrease in revenue;

•	0.2 margin point decrease, or $2 million, from the increase in depreciation and amortization due primarily to accelerating depreciation related to consolidating facilities; and

•	0.2 margin point decrease, or $2 million, from the increase in currency transaction losses.

Segment Internal Adjusted EBITDA:

Financial Systems segment:

The FS Internal Adjusted EBITDA margin was 21.3% and 20.4% for the three months ended March 31, 2013 and 2012, respectively. The more significant factors impacting the 0.9 margin point improvement are the 0.4 margin point increase from the $3 million increase in software license fee revenue; and the 0.3 margin point increase, or $2 million, from the increase in costs capitalized as software assets. A change in the revenue mix to software from professional services, which has a higher percentage of employment costs, improved the margin in 2013. Restructuring actions, most of which were taken in the second half of 2012, reduced labor and facility costs in the first quarter of 2013.

Availability Services segment:

The AS Internal Adjusted EBITDA margin was 30.6% and 31.7% for the three months ended March 31, 2013 and 2012, respectively. The overall AS margin decreased by 1.4 margin points in the three months ended March 31, 2013 by our European business due primarily to a combined $6 million increase in reimbursable expenses, employment-related, facility and consultant expenses, on a $2 million increase in revenue. In North America, recovery services, which typically uses shared resources, decreased the overall AS margin by 0.9 margin points due primarily to an $8 million decrease in revenue and a $3 million increase in employment-related expenses from an investment to support our MRP growth, partially offset by a $3 million decrease in equipment expense due to lower data network costs. Also in North America, a $4 million decrease in employment-related expenses from lower commissions expense and lower headcount increased the overall AS margin by 0.8 margin points in the first quarter of 2013.

Public Sector & Education segment:

The PS&E Internal Adjusted EBITDA margin was 29.1% and 32.7% for the three months ended March 31, 2013 and 2012, respectively, and operating income decreased $2 million. The $2 million decrease resulted from the timing of revenue recognition in the first quarter of 2013 and higher external services fees reflecting the benefit we received in the first quarter of 2012.

Non-operating Expenses:

Interest expense was $108 million and $122 million for the three months ended March 31, 2013 and 2012, respectively. The $14 million decrease in interest expense was due primarily to lower average debt outstanding at a lower average interest rate.

Loss on extinguishment of debt was $5 million and $15 million for the three months ended March 31, 2013 and 2012, respectively. The loss on extinguishment of debt in 2013 includes the loss related to the refinance of $2.2 billion of term loans. The loss on extinguishment of debt in 2012 includes the loss related to the January 2012 repayment of $1.22 billion of term loans.

The effective income tax rates for the three months ended March 31, 2013 and 2012 were 16% and 8%, respectively. The Company’s effective tax rate reflects changes in the mix of income or losses in jurisdictions with a wide range of tax rates, permanent differences between generally accepted accounting principles (“GAAP”) and local tax laws, and the timing of recording discrete items. Changes in the mix of income or the total amount of income for 2013 may significantly impact the estimated effective income tax rate for the year.

Accreted dividends on SCCII’s cumulative preferred stock were $25 million and $62 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in accreted dividends is due to the declaration and payment of a dividend in December 2012, partially offset by compounding.

Liquidity and Capital Resources:

At March 31, 2013, cash and equivalents were $537 million, a decrease of $9 million from December 31, 2012. Included in cash and cash equivalents at March 31, 2013 is $179 million invested in money market accounts in the U.S. Cash flow from continuing operations was $178 million in the three months ended March 31, 2013 compared to $70 million in the three months ended March 31, 2012. Impacting cash flow from continuing operations was a $72 million increase in cash generated by working capital due primarily to a focus on improving working capital management through increased collections of accounts receivable, improved payables management, an increase in deferred revenue and timing of employment-related tax payments in 2013 compared to the prior year quarter. Also, cash flow from operations benefitted from $52 million less of interest payments due to lower average debt outstanding and the timing of our interest payments. In the first quarter of 2013, we paid $49 million of interest, which is $52 million less than the first quarter of 2012 largely due to the refinancing of the senior subordinated notes. A portion of this reduction will be offset in the second quarter of 2013 due to the level and timing of interest payments on our debt.

Net cash used by continuing operations in investing activities was $46 million in the three months ended March 31, 2013, comprised of cash paid for property and equipment and software. Net cash used by continuing operations in investing activities was $63 million in the three months ended March 31, 2012, comprised mainly of cash paid for property and equipment and software and one business acquired in our FS segment. In January 2012, we sold our HE business for gross proceeds of approximately $1.775 billion less applicable taxes and fees.

Net cash used by continuing operations in financing activities was $133 million for the three months ended March 31, 2013, primarily related to refinancing $2.2 billion of term loans and additional repayments of $52 million of term loans and $50 million of our receivables facility revolver borrowings. Net cash used by continuing operations in financing activities was $1.25 billion for the three months ended March 31, 2012, primarily related to repayments of $1.222 billion of term loans resulting from the sale of HE.

At March 31, 2013, the contractual future maturities of debt are as follows (in millions):

2013	$29
2014	434
2015	30
2016	32
2017	656
Thereafter	5,381

Total	$6,562

At March 31, 2013, we have outstanding $6.56 billion in aggregate indebtedness, with additional borrowing capacity of $828 million under the revolving credit facility (after giving effect to outstanding letters of credit). Under the receivables facility, there was an additional borrowing capacity of $24 million at March 31, 2013. Also at March 31, 2013, we have outstanding letters of credit and bid bonds that total approximately $36 million and contingent purchase obligations that depend on the operating performance of an acquired business of up to $6 million, of which $3 million is included in other long-term liabilities.

We expect our available cash balances and cash flows from operations, combined with availability under the revolving credit facility and receivables facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes at least the next 12 months.

Covenant Compliance

In connection with the March 2013 senior secured credit agreement amendment, we removed the financial maintenance covenants for the term loan facility and modified the financial maintenance covenants for the senior secured revolving credit facility. As amended, the financial maintenance covenant is applicable at quarter end only if there is an amount outstanding under the revolving credit facility that is greater than or equal to 15% of the total revolving commitments (see footnote 1 below for further details). If applicable, the financial maintenance covenant allows a maximum total leverage ratio of 5.75x at the end of such quarter.

If the financial maintenance covenant in the revolving credit facility applies, a breach of that covenant could result in a default of the revolving credit facility under the senior secured credit agreement. If such a default occurs, then the revolving credit lenders could elect (upon a determination by a majority of the revolving credit lenders) to terminate their commitments and declare all amounts borrowed under the revolving credit facility due and payable. If this happens, all amounts borrowed under the senior secured term loan facilities would be due and payable as well. This acceleration would also result in a default under the indentures.

Under the indentures governing SunGard’s senior notes due 2018 and 2020 and senior subordinated notes due 2019 and SunGard’s senior secured credit agreement, our ability to incur additional indebtedness, make investments and pay dividends remains tied to a leverage or fixed charge ratio based on Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, further adjusted to exclude certain adjustments permitted in calculating covenant compliance under the indentures and senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the financing covenants. Adjusted EBITDA is similar, but not identical, to Internal Adjusted EBITDA which we use to measure performance of our business and our segments.

Adjusted EBITDA is calculated as follows (in millions):

			Last Twelve Months Ended
	Three Months Ended March 31,		March 31,
	2012	2013	2013
Income (loss) from continuing operations	$(76)	$(47)	$(368)
Interest expense, net	122	108	413
Taxes	(7)	(9)	(40)
Depreciation and amortization	172	160	660

EBITDA	211	212	665
Goodwill impairment charge	—	—	385
Purchase accounting adjustments (a)	2	2	9
Non-cash charges (b)	11	11	39
Restructuring and other (c)	3	6	67
Acquired EBITDA, net of disposed EBITDA (d)	1	—	2
Loss on extinguishment of debt (e)	15	5	72

Adjusted EBITDA - senior secured credit facilities, senior notes due 2018 and 2020 and senior subordinated notes due 2019	$243	$236	$1,239

(a)	Purchase accounting adjustments include the adjustment of deferred revenue and lease reserves to fair value at the date of the LBO and subsequent acquisitions made by the Company and certain acquisition-related compensation expense.
(b)	Non-cash charges include stock-based compensation and loss on the sale of assets.
(c)	Restructuring and other charges include severance and related payroll taxes, reserves to consolidate or exit certain facilities, strategic initiative expenses, certain other expenses associated with acquisitions made by the Company, management fees paid to the Sponsors (see Note 11 of Notes to Financial Statements) and franchise and similar taxes reported in operating expenses, partially offset by certain charges relating to the receivables facility.
(d)	Acquired EBITDA net of disposed EBITDA reflects the EBITDA impact of businesses that were acquired or disposed of during the period as if the acquisition or disposition occurred at the beginning of the period.
(e)	Loss on extinguishment of debt includes the write-off of deferred financing fees associated with the January 2012 repayment of $1.22 billion of our US$-denominated term loans and the April 2012 retirement of $500 million, 10.625% senior notes due 2015, the December 2012 repayment of $217 million of US$-denominated term loans and the March 2013 refinance of $2.2 billion of term loans and repayment of $50 million of term loans.

The covenant requirements and actual ratios for the twelve months ended March 31, 2013 are as follows. All covenants are in compliance.

	Covenant Requirements	Actual Ratios
Senior secured credit facilities (1)
Maximum total debt to Adjusted EBITDA	5.75x	4.75x
Senior notes due 2018 and 2020 and senior subordinated notes due 2019 (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.52x

(1)	If on the last day of any four consecutive fiscal quarters our total revolving credit exposure minus the lesser of (x) the amount of outstanding letters of credit under the senior secured revolving credit facility and (y) $25 million, is equal to or greater than an amount equal to 15% of our aggregate revolving credit commitments, then on such day, we would be required to maintain a maximum consolidated total debt to Adjusted EBITDA ratio of 5.75x. Consolidated total debt is defined in the senior secured credit facilities as total debt less (i) certain indebtedness and (ii) cash and cash equivalents on our balance sheet in excess of $50 million. Failure to satisfy this ratio requirement would constitute a default solely under the senior secured revolving credit facility. If our revolving credit facility lenders failed to waive any such default and subsequently accelerated our obligations or terminated their commitments under the senior secured revolving credit facility, our repayment obligations under the senior secured term loan facilities would be accelerated as well, which would also constitute a default under our indentures.
(2)	SunGard’s ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the ability to incur up to an aggregate principal amount of $5.75 billion under credit facilities (inclusive of amounts outstanding under the senior credit facilities from time to time; as of March 31, 2013, we had $3.50 billion outstanding under the term loan facilities and available commitments of $828 million under the revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to 6% of our consolidated assets. Fixed charges is defined in the indentures governing the Senior Notes due 2018 and 2020 and the Senior Subordinated Notes due 2019 as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest and the elimination of interest expense and fees associated with the receivables facility.

Certain Risks and Uncertainties

Certain of the matters we discuss in this Report may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: global economic and market conditions; the condition of the financial services industry, including the effect of any further consolidation among financial services firms; our high degree of debt-related leverage; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of software sales; the timing and scope of technological advances; customers taking their information availability solutions in-house; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with broker/dealer operations; the ability to retain and attract customers and key personnel; risks relating to the foreign countries where we transact business; the integration and performance of acquired businesses; the ability to obtain patent protection and avoid patent-related liabilities in the context of a rapidly developing legal framework for software and business-method patents; a material weakness in our internal controls; and unanticipated changes in our income tax provision or the enactment of new tax legislation, issuance of regulations or relevant judicial decisions. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this Form 10-Q. We assume no obligation to update any written or oral forward-looking statement made by us or on our behalf as a result of new information, future events or other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

We do not use derivative financial instruments for trading or speculative purposes. We have invested our available cash in short-term, highly liquid financial instruments, with a substantial portion having initial maturities of three months or less. When necessary, we have borrowed to fund acquisitions.

At March 31, 2013, we had total debt of $6.56 billion, including $3.70 billion of variable rate debt. We have entered into interest rate swap agreements which fix the interest rates for $400 million of our variable rate debt. Swap agreements expiring in February 2017 with a notional value of $400 million effectively fix our interest rates at 0.69%. Our remaining variable rate debt of $3.30 billion is subject to changes in underlying interest rates, and, accordingly, our interest payments will fluctuate. During the period when all of our interest rate swap agreements are effective, a 1% change in interest rates would result in a change in interest of approximately $33 million per year. Upon the expiration of the interest rate swap agreement in February 2017, a 1% change in interest rates would result in a change in interest of approximately $37 million per year, respectively.

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

Item 1A. Risk Factors: There have been no material changes to SCC’s, SCCII’s or SunGard’s Risk Factors as previously disclosed in their Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Mine Safety Disclosures: None.

Item 5. Other Information:

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934

As previously reported on our Annual Report on Form 10-K for the year ended December 31, 2012, pursuant to Section 13(r)(1)(D)(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the U.K. Bank Saderat PLC is identified on the U.S. Treasury Department’s List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. Our subsidiary terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity. The gross revenue and net profits attributable to these activities in the first quarter of 2013 were approximately £3,300 and £620, respectively. Our subsidiary is seeking a license from U.S. regulators to return to Bank Saderat PLC certain funds and equipment that are being held by our subsidiary as a result of the contract termination.

Additionally, because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, certain of our Sponsors and the companies in which their affiliated funds are invested (“portfolio companies”) may be deemed to be affiliates of ours. Accordingly, we note that affiliates of one of our Sponsors, The Blackstone Group L.P., has included information in its Quarterly Report on Form 10-Q, as required by Section 13(r) of the Exchange Act, regarding activities of its portfolio companies. These disclosures are reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in that filing. To the extent any of our Sponsors make additional disclosures under Section 13(r), we will provide updates in our subsequent periodic filings.

Item 6. Exhibits:

Number	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2013 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SUNGARD CAPITAL CORP. SUNGARD CAPITAL CORP. II SUNGARD DATA SYSTEMS INC.

Dated: May 10, 2013	By:	/s/ Charles J. Neral
Charles J. Neral
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell P. Fradin, Chief Executive Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Charles J. Neral, Chief Financial Officer of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Section 13(r) Disclosure of Certain Sponsors

101	Interactive Data Files for SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2013 and (iv) Notes to Consolidated Financial Statements.